Form 10-Q
period 2005-06-30
ASHLAND INC.
filed 2005-08-08
CIK 1305014

==============================================================================



                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ---------------------


                                 FORM 10-Q





     (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                     OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ___________


                       Commission file number 1-32532

                                ASHLAND INC.
                          (a Kentucky corporation)
                           I.R.S. No. 20-0865835

                        50 E. RiverCenter Boulevard
                                P.O. Box 391
                       Covington, Kentucky 41012-0391
                      Telephone Number (859) 815-3333






     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

     At June 30, 2005, there were 74,199,816 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


==============================================================================

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months ended           Nine months ended
                                                                                  June 30                     June 30
                                                                          ------------------------    ------------------------
(In millions except per share data)                                             2005         2004          2005          2004
--------------------------------------------------------------------------------------------------    ------------------------

REVENUES
      Sales and operating revenues                                        $    2,492    $   2,206     $   6,731    $    5,967
      Equity income                                                              315          221           530           277
      Other income                                                                14           12            49            34
                                                                          -----------   ----------    ----------   -----------
                                                                               2,821        2,439         7,310         6,278
COSTS AND EXPENSES
      Cost of sales and operating expenses                                     2,074        1,844         5,678         5,002
      Selling, general and administrative expenses                               337          303           957           882
                                                                          -----------   ----------    ----------   -----------
                                                                               2,411        2,147         6,635         5,884
                                                                          -----------   ----------    ----------   -----------
OPERATING INCOME                                                                 410          292           675           394
      Gain on the MAP Transaction - Note D (1)                                 1,295            -         1,295             -
      Loss on early retirement of debt - Note D                                 (143)           -          (145)            -
      Net interest and other financial costs                                     (31)         (29)          (89)          (88)
                                                                          -----------   ----------    ----------   -----------
INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                      1,531          263         1,736           306
      Income taxes                                                               236          (96)          157          (111)
                                                                          -----------   ----------    ----------   -----------
INCOME FROM CONTINUING OPERATIONS                                              1,767          167         1,893           195
      Results from discontinued operations (net of income taxes) - Note B          -           (6)            -           (16)
                                                                          -----------   ----------    ----------   -----------
NET INCOME                                                                $    1,767    $     161     $   1,893    $      179
                                                                          ===========   ==========    ==========   ===========

BASIC EARNINGS PER SHARE - Note A
      Income from continuing operations                                   $    24.13    $    2.38     $   26.11    $     2.80
      Results from discontinued operations                                         -         (.09)            -          (.23)
                                                                          -----------   ----------    ----------   -----------
      Net income                                                          $    24.13    $    2.29     $   26.11    $     2.57
                                                                          ===========   ==========    ==========   ===========

DILUTED EARNINGS PER SHARE - Note A
      Income from continuing operations                                   $    23.65    $    2.35     $   25.48    $     2.75
      Results from discontinued operations                                         -         (.09)            -          (.22)
                                                                          -----------   ----------    ----------   -----------
      Net income                                                          $    23.65    $    2.26     $   25.48    $     2.53
                                                                          ===========   ==========    ==========   ===========

DIVIDENDS PAID PER COMMON SHARE                                           $     .275    $    .275     $    .825    $     .825

------------------------------------------------------------------------------------------------------------------------------

(1) "MAP Transaction" refers to the June 30, 2005 transfer of Ashland's 38% interest in Marathon Ashland Petroleum LLC (MAP), Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion. See Note D for further information.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
                                                                                   June 30      September 30            June 30
(In millions)                                                                         2005              2004               2004
--------------------------------------------------------------------------------------------------------------------------------

                                   ASSETS
                                   ------

CURRENT ASSETS
      Cash and cash equivalents                                              $         692     $         243      $         183
      Accounts receivable proceeds from the MAP Transaction - Note D                   913                 -                  -
      Accounts receivable                                                            1,564             1,331              1,256
      Allowance for doubtful accounts                                                  (44)              (41)               (39)
      Inventories - Note A                                                             567               458                510
      Deferred income taxes                                                            113               103                115
      Other current assets                                                             125               208                204
                                                                             --------------    --------------     --------------
                                                                                     3,930             2,302              2,229
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                                 -             2,713              2,568
      Goodwill                                                                         576               513                513
      Asbestos insurance receivable (noncurrent portion)                               374               399                400
      Deferred income taxes                                                            160                 -                  -
      Other noncurrent assets                                                          501               319                339
                                                                             --------------    --------------     --------------
                                                                                     1,611             3,944              3,820
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                           3,219             3,104              3,043
      Accumulated depreciation, depletion and amortization                          (1,839)           (1,848)            (1,825)
                                                                             --------------    --------------     --------------
                                                                                     1,380             1,256              1,218
                                                                             --------------    --------------     --------------

                                                                             $       6,921     $       7,502      $       7,267
                                                                             ==============    ==============     ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
      Debt due within one year                                               $          78     $         439      $         204
      Trade and other payables                                                       1,358             1,362              1,384
      Income taxes                                                                      71                14                 15
                                                                             --------------    --------------     --------------
                                                                                     1,507             1,815              1,603
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                             90             1,109              1,338
      Employee benefit obligations                                                     444               428                394
      Deferred income taxes                                                              -               367                313
      Reserves of captive insurance companies                                          190               179                196
      Asbestos litigation reserve (noncurrent portion)                                 534               568                565
      Other long-term liabilities and deferred credits                                 409               330                358
      Commitments and contingencies - Notes G
                                                                             --------------    --------------     --------------
                                                                                     1,667             2,981              3,164

COMMON STOCKHOLDERS' EQUITY                                                          3,747             2,706              2,500
                                                                             --------------    --------------     --------------

                                                                             $       6,921     $       7,502      $       7,267
                                                                             ==============    ==============     ==============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

---------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                                          other
                                                      Common          Paid-in         Retained    comprehensive
(In millions)                                          stock          capital         earnings             loss            Total
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 1, 2003                     $          68    $         350    $       1,961    $        (126)   $       2,253
    Total comprehensive income (1)                                                         179               22              201
    Cash dividends                                                                         (57)                              (57)
    Issued 2,698,722 common shares under
      stock incentive and other plans                      3              100                                                103
                                               --------------   --------------   --------------   --------------   --------------
BALANCE AT JUNE 30, 2004                       $          71    $         450    $       2,083    $        (104)   $       2,500
                                               ==============   ==============   ==============   ==============   ==============


BALANCE AT OCTOBER 1, 2004                     $          72    $         478    $       2,262    $        (106)   $       2,706
    Total comprehensive income (1)                                                       1,893               11            1,904
    Cash dividends                                                                         (60)                              (60)
    Distribution of Marathon shares
      from the MAP Transaction - Note D                                                   (936)                             (936)
    Issued 2,620,653 common shares under
      stock incentive and other plans                      2              131                                                133
                                               --------------   --------------   --------------   --------------   --------------
BALANCE AT JUNE 30, 2005                       $          74    $         609    $       3,159    $         (95)   $       3,747
                                               ==============   ==============   ==============   ==============   ==============

---------------------------------------------------------------------------------------------------------------------------------

(1) Reconciliations of net income to total comprehensive income follow.

                                                                        Three months ended                Nine months ended
                                                                              June 30                           June 30
                                                                -------------------------------   -------------------------------
    (In millions)                                                        2005             2004             2005             2004
    -----------------------------------------------------------------------------------------------------------------------------

    Net income                                                  $       1,767    $         161    $       1,893    $         179
    Unrealized translation adjustments                                    (27)             (12)              11               22
        Related tax benefit (expense)                                      (1)               -                1                -
    Net unrealized gains (losses) on cash flow hedges                      (2)               -               (1)               -
                                                                --------------   --------------   --------------   --------------
    Total comprehensive income                                  $       1,737    $         149    $       1,904    $         201
                                                                ==============   ==============   ==============   ==============

    -----------------------------------------------------------------------------------------------------------------------------

    At June 30, 2005, the accumulated other comprehensive loss of $95 million (after tax) was comprised of net unrealized translation gains of $35 million, a minimum pension liability of $129 million and net unrealized losses on cash flow hedges of $1 million.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine months ended
                                                                                                          June 30
                                                                                                  ------------------------
(In millions)                                                                                          2005          2004
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
      Income from continuing operations                                                           $   1,893    $      195
      Adjustments to reconcile to cash flows from operations
          Depreciation, depletion and amortization                                                      141           144
          Deferred income taxes                                                                        (515)           70
          Equity income from affiliates                                                                (530)         (277)
          Distributions from equity affiliates                                                          277           156
          Gain on the MAP Transaction - Note D                                                       (1,295)            -
          Loss on early retirement of debt - Note D                                                     145             -
          Change in operating assets and liabilities (1)                                               (128)         (213)
          Other items                                                                                    (5)            2
                                                                                                  ----------   -----------
                                                                                                        (17)           77
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                            100            86
      Repayment of long-term debt                                                                    (1,477)          (75)
      Increase (decrease) in short-term debt                                                            (40)            8
      Cash dividends paid                                                                               (60)          (57)
                                                                                                  ----------   -----------
                                                                                                     (1,477)          (38)
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                       (285)         (121)
      Purchase of operations - net of cash acquired - Note E                                           (152)           (5)
      Proceeds from sale of operations - Notes D and E                                                2,397            48
      Other - net                                                                                         9            13
                                                                                                  ----------   -----------
                                                                                                      1,969           (65)
                                                                                                  ----------   -----------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                                           475           (26)
      Cash used by discontinued operations                                                              (26)          (14)
                                                                                                  ----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        449           (40)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                         243           223
                                                                                                  ----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                         $     692    $      183
                                                                                                  ==========   ===========

--------------------------------------------------------------------------------------------------------------------------

(1) Excludes changes resulting from operations acquired or sold.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 2004. Results of operations for the periods ended June 30, 2005, are not necessarily indicative of results to be expected for the year ending September 30, 2005.

         INVENTORIES

      -------------------------------------------------------------------------------------------------------------
                                                                       June 30      September 30           June 30
      (In millions)                                                       2005              2004              2004
      -------------------------------------------------------------------------------------------------------------
      Chemicals and plastics                                     $         449     $         370     $         390
      Construction materials                                                85                71                76
      Petroleum products                                                    76                61                73
      Other products                                                        70                45                50
      Supplies                                                               8                 6                 6
      Excess of replacement costs over LIFO carrying values               (121)              (95)              (85)
                                                                 --------------    --------------    --------------
                                                                 $         567     $         458     $         510
                                                                 ==============    ==============    ==============

         EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

     -----------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended          Nine months ended
                                                                                 June 30                    June 30
                                                                         ------------------------   ------------------------
     (In millions except per share data)                                       2005         2004         2005          2004
     -----------------------------------------------------------------------------------------------------------------------
     Numerator
     Numerator for basic and diluted EPS - Income
         from continuing operations                                      $    1,767    $     167    $   1,893    $      195
                                                                         ===========   ==========   ==========   ===========
     Denominator
     Denominator for basic EPS - Weighted average
         common shares outstanding                                               73           70           72            70
     Common shares issuable upon exercise of stock options                        2            1            2             1
                                                                         -----------   ----------   ----------   -----------
     Denominator for diluted EPS - Adjusted weighted
         average shares and assumed conversions                                  75           71           74            71
                                                                         ===========   ==========   ==========   ===========

     Earnings per share from continuing operations
         Basic                                                           $    24.13    $    2.38    $   26.11    $     2.80
         Diluted                                                         $    23.65    $    2.35    $   25.48    $     2.75

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE B - DISCONTINUED OPERATIONS

         Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. During the nine months ended June 30, 2004, Ashland recorded charges of $44 million to increase its reserve for asbestos  claims,  the  effect  of which was  partially  offset by credits of $22 million to increase its asbestos insurance receivable. The resulting $22 million pretax charge to income, net of deferred income tax benefits of $9 million, was reflected as an after-tax loss from discontinued operations of $13 million in the Statement of Consolidated Income for the nine months ended June 30, 2004. No increases to the asbestos reserve or insurance receivable were recorded in the nine months ended June 30, 2005. See Note G for further discussion of Ashland's asbestos-related litigation. Also during the nine months ended June 30, 2004, Ashland recorded a $3 million decrease to the gain recorded in 2003 on the sale of its Electronic Chemicals business.

         Components of amounts reflected in the income statements related to discontinued operations are presented in the following table.

      ------------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended         Nine months ended
                                                                                   June 30                    June 30
                                                                            -----------------------   ------------------------
      (In millions)                                                              2005         2004         2005          2004
      ------------------------------------------------------------------------------------------------------------------------
      Pretax loss from discontinued operations
          Reserves for asbestos-related litigation                          $       -    $      (7)   $       -     $     (22)
          Loss on disposal of Electronic Chemicals                                  -           (2)           -            (3)
      Income taxes
          Reserves for asbestos-related litigation                                  -            3            -             9
          Loss on disposal of Electronic Chemicals                                  -            -            -             -
                                                                            ----------   ----------   ----------    ----------
      Results from discontinued operations (net of income taxes)            $       -    $      (6)   $       -     $     (16)
                                                                            ==========   ==========   ==========    ==========

NOTE C - UNCONSOLIDATED AFFILIATES

         Under Rule 3-09 of Regulation S-X, Ashland filed audited financial statements for Marathon Ashland Petroleum LLC (MAP) for the year ended December 31, 2004, on a Form 10-K/A on March 15, 2005. Unaudited income statement information for MAP is shown below.

         MAP is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the parents are responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP does not include any provision for income taxes that will be incurred by its parents.

      -----------------------------------------------------------------------------------------------------------
                                                                Three months ended          Nine months ended
                                                                      June 30                    June 30
                                                              ------------------------   ------------------------
      (In millions)                                                 2005         2004          2005         2004
      -----------------------------------------------------------------------------------------------------------
      Sales and operating revenues                            $   14,282    $  11,155    $   38,195    $  29,773
      Income from operations                                         823          585         1,408          734
      Net income                                                     823          583         1,396          725
      Ashland's equity income                                        309          216           518          261



---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE D - MAP TRANSACTION

         On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP and two other businesses to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion. The two other businesses were Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change (VIOC) centers in Michigan and northwest Ohio. This transaction is being referred to in this document as the "MAP Transaction." As a result of this transaction Ashland shareholders of record as of the close of business on June 30, 2005, received .2364 Marathon shares per Ashland share. In total, Ashland's shareholders received 17,538,815 shares of Marathon common stock with an aggregate value of $936 million based upon the June 30 closing price of Marathon stock. Ashland received cash of $2,407 million and MAP trade accounts receivable of $913 million. These amounts include approximately $2.8 billion of cash and accounts receivable included in the $3.7 billion transaction value, and $518 million of cash and accounts receivable representing 38% of MAP's distributable cash and other adjustments as of June 30, 2005.

         Proceeds net of expenses of $26 million exceeded the book investment and resulted in a pretax gain of $1,295 million. Even though the Marathon common stock distribution went directly to Ashland shareholders, for financial reporting purposes the
         Marathon stock is reflected as non-cash proceeds from the transaction, included in the gain computation, and then shown as a distribution to shareholders out of retained earnings in Ashland's stockholders' equity progression. The pretax gain is shown on a separate line caption on the income statement below Operating Income and labeled Gain on the MAP Transaction. Because none of the businesses qualify as discontinued operations under FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the gain is reported in Income from Continuing Operations, with no restatement of prior results.

         The MAP Transaction was structured to be generally tax-free to Ashland shareholders and tax-efficient to Ashland. Ashland and Marathon entered into a closing agreement with the Internal Revenue Service (IRS) with respect to various tax consequences of the transaction. Pursuant to a Tax Matters Agreement (TMA) with Marathon, any tax payable under Section 355(e) of the Internal Revenue Code on the transaction up to $200 million will be borne by Marathon, with the next $175 million being borne by Ashland, and any tax over $375 million being split equally between the two companies. Current estimates of the tax due are approximately $96 million, so Ashland has recorded no tax due as part of the transaction.

         Due to the structure of the transaction, Marathon is entitled to the tax deductions for Ashland's future payments of certain contingent liabilities related to previously owned businesses of Ashland. However, pursuant to the terms of the TMA, Marathon has agreed to compensate Ashland for these tax deductions. Ashland recorded a discounted receivable of $65 million for the estimated present value of probable recoveries from Marathon for the portion of these future tax deductions which is not dependent upon Marathon's ability to utilize these deductions. The receivable is included in the $1,295 million pretax gain on the transaction and is included in other noncurrent assets on Ashland's balance sheet at June 30, 2005. Deferred tax assets previously recorded on these contingent liabilities were reversed through the income tax provision for the transaction. Going forward, adjustments to the receivable resulting from changes in the liability estimates will go through the Gain on the MAP Transaction line caption on the income statement, while the accretion of the discount will be reflected in interest income.

         Net deferred tax liabilities totaling $328 million were reversed through the income tax provision for the transaction. The reversal of deferred taxes, including those deferred tax assets related to the contingent liabilities discussed above, reflects the fact that Marathon assumes Ashland's tax basis in these net assets as a result of the MAP Transaction.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE D - MAP TRANSACTION (CONTINUED)

         Ashland used a substantial portion of the proceeds of the MAP Transaction to retire most of its debt and certain other financial obligations. In addition to the payoff of $250 million of receivables financing and the purchase of $101 million of assets that were formerly leased under operating leases, Ashland retired approximately $1.54 billion of balance sheet debt as of June 30, 2005 and incurred a loss on the early retirement of debt of $143 million. The loss consisted of debt repayment premiums of $137 million, a tender fee of $3 million and the write-off of deferred debt issuance costs of $3 million. On a year-to-date basis, an additional $2 million loss on the early retirement of a capitalized lease in the December 2004 quarter was added to the Loss on Early Retirement of Debt line caption on the income statement. A tax benefit of $56 million in the quarter and $57 million for the nine months ended June 30, 2005 was recorded for the loss on early retirement of debt. Ashland expects to retire additional debt and other financial obligations in the September and December 2005 quarters.

         The gain on the MAP Transaction and the loss on early retirement of debt, net of their respective tax effects, increased net income by $1,536 million, or $20.56 per share, for the three months and $1,535 million, or $20.66 per share, for the nine months ended June 30, 2005. As additional refinements to the gain are determined, expected to be primarily in the tax area due to the unique and complicated tax aspects of the transaction, adjustments to the gain will be reflected in the quarter they are determined. Due to the continuing nature of certain tax issues, the gain will continue to be adjusted in future periods.

NOTE E - ACQUISITIONS AND OTHER DIVESTITURES

         During the nine months ended June 30, 2005, Ashland Specialty Chemical acquired Dow Chemical's DERAKANE(R) epoxy vinyl ester resins business for approximately $90 million. With this acquisition, Ashland Specialty Chemical's composite polymers business continues to build its innovative line of resin chemistries for composite manufacturing. The purchase included all technology and intellectual property assets associated with the DERAKANE resin business. No physical assets were transferred to Ashland. Also during the period, Valvoline acquired Car Brite, a leading marketer of products for the U.S. professional automotive reconditioning industry. In addition, Ashland Distribution acquired the North American distribution business of Albis Plastics and sold its ingestibles business, while APAC made four small acquisitions and one small divestiture. Following is a progression of goodwill by segment for the nine months ended June 30, 2005, which reflects Ashland's preliminary allocation of purchase price.

       --------------------------------------------------------------------------------------------------------------------
                                                                                     Ashland
                                                                        Ashland    Specialty
       (In millions)                                       APAC      Distribution   Chemical      Valvoline          Total
       --------------------------------------------------------------------------------------------------------------------
       Balance at October 1, 2004                     $     411      $       -     $      96      $       6     $      513
       Goodwill acquired                                      2              1            43             17             63
       Currency translation adjustments                       -              -             -              -              -
                                                      ----------     ----------    ----------     ----------    -----------
       Balance at June 30, 2005                       $     413      $       1     $     139      $      23     $      576
                                                      ==========     ==========    ==========     ==========    ===========


NOTE F - EMPLOYEE BENEFIT PLANS

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. Among other things, the Act will expand Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as provide a subsidy for sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare Act benefits. In May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, "Accounting and

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE F - EMPLOYEE BENEFIT PLANS (CONTINUED)

         Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Regulations implementing major provisions of the Act, including the determination of actuarial equivalency, were issued in January 2005. Effective May 1, 2005, Ashland amended its health care plan for retirees age 65 or older so that the company will always qualify for the subsidy and remeasured its postretirement benefit obligation as of that date. The remeasurement reduced the postretirement benefit obligation by $58 million and will reduce postretirement benefit costs by $3 million over the last five months of the fiscal year 2005.

         Presently, Ashland anticipates contributing $86 million to its U.S. pension plans and $33 million to its non-U.S. pension plans during fiscal 2005. As of June 30, 2005, contributions of $25 million have been made to the U.S. plans and $8 million to the non-U.S. plans. In addition to the remaining contributions to be made during the last quarter of fiscal 2005, Ashland plans on contributing an additional $75 million to its U.S. plans around October 1, 2005.

         The following table details the components of pension and other postretirement benefit costs.

      ----------------------------------------------------------------------------------------------------------------------
                                                                                                     Other postretirement
                                                                            Pension benefits               benefits
                                                                        -------------------------   ------------------------
      (In millions)                                                           2005          2004          2005         2004
      ----------------------------------------------------------------------------------------------------------------------
      Three months ended June 30
      Service cost                                                      $       13    $       13    $        2    $       1
      Interest cost                                                             20            20             4            4
      Expected return on plan assets                                           (21)          (19)            -            -
      Amortization of prior service credit                                       -             -            (2)          (3)
      Amortization of net actuarial loss                                         8             9             -            1
                                                                        -----------   -----------   -----------   ----------
                                                                        $       20    $       23    $        4    $       3
                                                                        ===========   ===========   ===========   ==========


      Nine months ended June 30
      Service cost                                                      $       40    $       38    $        7    $       8
      Interest cost                                                             59            55            12           15
      Expected return on plan assets                                           (59)          (51)            -            -
      Amortization of prior service credit                                       -             -            (7)         (14)
      Amortization of net actuarial loss                                        24            25             3            4
                                                                        -----------   -----------   -----------   ----------
                                                                        $       64    $       67    $       15    $      13
                                                                        ===========   ===========   ===========   ==========

NOTE G - LITIGATION, CLAIMS AND CONTINGENCIES

         ASBESTOS-RELATED LITIGATION

         Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary. Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE G - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

         A summary of asbestos claims activity follows. Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.

      ---------------------------------------------------------------------------------------------------------------------
                                                      Nine months ended
                                                           June 30                       Years ended September 30
                                                  ---------------------------    ------------------------------------------
      (In thousands)                                    2005            2004           2004            2003           2002
      ---------------------------------------------------------------------------------------------------------------------
      Open claims - beginning of period                  196             198            198             160            167
      New claims filed                                    10              24             29              66             45
      Claims settled                                      (5)             (6)            (7)             (7)           (15)
      Claims dismissed                                   (16)            (17)           (24)            (21)           (37)
                                                  -----------     -----------    -----------     -----------    -----------
      Open claims - end of period                        185             199            196             198            160
                                                  ===========     ===========    ===========     ===========    ===========

         Since October 1, 2001, Riley has been dismissed as a defendant in 74% of the resolved claims. Amounts spent on litigation defense and claim settlements averaged $1,675 per claim resolved in the nine months ended June 30, 2005, compared to $1,736 in the nine months ended June 30, 2004, and annual averages of $1,655 in 2004, $1,610 in 2003 and $723 in 2002. A progression of activity in the asbestos reserve is presented in the following table.

      ---------------------------------------------------------------------------------------------------------------------
                                                     Nine months ended
                                                          June 30                        Years ended September 30
                                                 ---------------------------     ------------------------------------------
      (In millions)                                     2005           2004            2004           2003            2002
      ---------------------------------------------------------------------------------------------------------------------
      Asbestos reserve - beginning of period     $       618     $      610      $      610     $      202      $      199
      Expense incurred                                     -             44              59            453              41
      Amounts paid                                       (34)           (39)            (51)           (45)            (38)
                                                 ------------    -----------     -----------    -----------     -----------
      Asbestos reserve - end of period           $       584     $      615      $      618     $      610      $      202
                                                 ============    ===========     ===========    ===========     ===========

         During the December 2002 quarter, Ashland increased its reserve for asbestos claims by $390 million to cover the litigation defense and claim settlement costs for probable and reasonably estimable future payments related to existing open claims, as well as an estimate of those that may be filed in the future. Prior to December 31, 2002, the asbestos reserve was based on the estimated costs that would be incurred to settle existing open claims. A range of estimates of future asbestos claims and related costs using various assumptions was developed with the assistance of Hamilton, Rabinovitz & Alschuler, Inc. (HR&A). The methodology used by HR&A to project future asbestos costs was based largely on Ashland's recent experience, including claim-filing and settlement rates, disease mix, open claims, and litigation defense and claim settlement costs. Ashland's claim experience was compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, HR&A estimated a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

         From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made, with the assistance of HR&A, based on a combination of a number of factors including the actual volume of new claims, recent settlement costs,

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE G - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

         changes in the mix of alleged disease, enacted legislative changes and other developments impacting Ashland's estimate of future payments. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $584 million at June 30, 2005, compared to $618 million at September 30, 2004 and $615 million at June 30, 2004.

         Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes. As a part of the process to develop Ashland's estimates of future asbestos costs, a range of long-term cost models is developed that assumes a run-out of claims through 2056. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. The total future litigation defense and claim settlement costs on an undiscounted basis has been estimated within a reasonably possible range of $400 million to $1.9 billion, depending on the number of years those costs extend and other combinations of assumptions selected. If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

         Ashland has insurance coverage for most of the litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed. As a result, increases in the asbestos reserve have been largely offset by probable insurance recoveries. The amounts not recoverable generally are due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland's insurance coverage.

         Ashland retained the services of Tillinghast-Towers Perrin to assist management in estimating the value of probable insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries, Ashland has used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. Ashland will continue to apply this methodology until such time as the disagreement is resolved. On July 21, 2004, Ashland filed a demand for arbitration to resolve the dispute concerning the interpretation of this agreement.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE G - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

         At June 30, 2005, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $404 million, of which $57 million relates to costs previously paid. Receivables from insurance companies amounted to $435 million at September 30, 2004 and $430 million at June 30, 2004. About 35% of the estimated receivables from insurance companies at June 30, 2005, are expected to be due from Equitas and other London companies. Of the remainder, approximately 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

         ENVIRONMENTAL PROCEEDINGS

         Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At June 30, 2005, such locations included 102 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, approximately 130 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties. Ashland's reserves for environmental remediation amounted to $177 million at June 30, 2005, compared to $152 million at September 30, 2004 and $169 million at June 30, 2004. Such amounts reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

         Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $39 million for the nine months ended June 30, 2005, compared to $16 million for the nine months ended June 30, 2004, and annual expense of $2 million in 2004, $22 million in 2003 and $30 million in 2002.

         No individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of the remediation reserve. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

         OTHER LEGAL PROCEEDINGS

         In addition to the matters described above, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable.

-----------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-----------------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended           Nine months ended
                                                                                 June 30                     June 30
                                                                         ------------------------    ------------------------
(In millions)                                                                  2005         2004          2005          2004
-----------------------------------------------------------------------------------------------------------------------------

REVENUES
    Sales and operating revenues
       APAC                                                              $      713    $     698     $   1,713    $    1,755
       Ashland Distribution                                                     987          840         2,837         2,326
       Ashland Specialty Chemical                                               484          366         1,318         1,017
       Valvoline                                                                354          330           987           945
       Intersegment sales
          Ashland Distribution                                                   (5)          (5)          (17)          (14)
          Ashland Specialty Chemical                                            (40)         (23)         (106)          (61)
          Valvoline                                                              (1)           -            (1)           (1)
                                                                         -----------   ----------    ----------   -----------
                                                                              2,492        2,206         6,731         5,967
    Equity income
       APAC                                                                       3            3             6            11
       Ashland Specialty Chemical                                                 2            2             6             5
       Valvoline                                                                  1            -             -             -
       Refining and Marketing                                                   309          216           518           261
                                                                         -----------   ----------    ----------   -----------
                                                                                315          221           530           277
    Other income
       APAC                                                                       7            9            11            20
       Ashland Distribution                                                       2            1             7             8
       Ashland Specialty Chemical                                                 2            3            20             8
       Valvoline                                                                  2            2             5             3
       Refining and Marketing                                                     -           (2)            2            (7)
       Corporate                                                                  1           (1)            4             2
                                                                         -----------   ----------    ----------   -----------
                                                                                 14           12            49            34
                                                                         -----------   ----------    ----------   -----------
                                                                         $    2,821    $   2,439     $   7,310    $    6,278
                                                                         ===========   ==========    ==========   ===========
OPERATING INCOME
    APAC                                                                 $       46    $      43     $       6    $       41
    Ashland Distribution                                                         36           23            95            56
    Ashland Specialty Chemical                                                   43           22           104            63
    Valvoline                                                                    26           30            69            75
    Refining and Marketing (1)                                                  290          205           486           232
    Corporate                                                                   (31)         (31)          (85)          (73)
                                                                         -----------   ----------    ----------   -----------
                                                                         $      410    $     292     $     675    $      394
                                                                         ===========   ==========    ==========   ===========

                                                                                         June 30      Sept. 30       June 30
                                                                                            2005          2004          2004
                                                                                       --------------------------------------
ASSETS
    APAC                                                                               $   1,517     $   1,428    $    1,424
    Ashland Distribution                                                                   1,058           922           933
    Ashland Specialty Chemical                                                             1,004           842           824
    Valvoline                                                                                707           658           656
    Refining and Marketing                                                                    89         2,742         2,599
    Corporate (2)                                                                          2,546           910           831
                                                                                       ----------    ----------   -----------
                                                                                       $   6,921     $   7,502    $    7,267
                                                                                       ==========    ==========   ===========

-----------------------------------------------------------------------------------------------------------------------------

(1) Includes Ashland's equity income from MAP, amortization related to Ashland's excess investment in MAP, and other activities associated with refining and marketing.
(2) Includes cash, cash equivalents, accounts receivable proceeds from the MAP Transaction and other unallocated assets.

------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months ended         Nine months ended
                                                                                  June 30                    June 30
                                                                           -----------------------    ------------------------
                                                                                2005         2004          2005         2004
------------------------------------------------------------------------------------------------------------------------------

OPERATING INFORMATION
APAC
    Construction backlog at June 30 (millions) (1)                                                    $   2,100    $   1,869
    Net construction job revenues (millions) (2)                           $     424    $     409     $     966    $     982
    Hot-mix asphalt production (million tons)                                    9.5          9.9          21.0         22.7
    Aggregate production (million tons)                                          8.3          8.1          22.6         21.0
Ashland Distribution (3)
    Sales per shipping day (millions)                                      $    15.4    $    13.3     $    15.1    $    12.3
    Gross profit as a percent of sales                                          10.0%         9.8%          9.8%         9.7%
Ashland Specialty Chemical (3)
    Sales per shipping day (millions)                                      $     7.6    $     5.8     $     7.0    $     5.3
    Gross profit as a percent of sales                                          27.6%        27.3%         26.3%        28.8%
Valvoline
    Lubricant sales (million gallons)                                           48.1         50.0         131.4        141.3
    Premium lubricants (percent of U.S. branded volumes)                        24.3%        22.0%         23.5%        21.0%
Refining and Marketing (4)
    Refinery runs (thousand barrels per day)
       Crude oil refined                                                       1,012        1,013           970          900
       Other charge and blend stocks                                             175          142           182          174
    Refined product yields (thousand barrels per day)
       Gasoline                                                                  636          623           619          596
       Distillates                                                               328          323           316          285
       Asphalt                                                                    97           85            83           70
       Other                                                                     140          138           150          136
                                                                             --------     --------      --------     --------
       Total                                                                   1,201        1,169         1,168        1,087
    Refined product sales (thousand barrels per day) (5)                       1,477        1,440         1,421        1,367
    Refining and wholesale marketing margin (per barrel) (6)               $    6.69    $    5.27     $    4.58    $    2.87
    Speedway SuperAmerica (SSA)
       Retail outlets at June 30                                                                          1,647        1,746
       Gasoline and distillate sales (million gallons)                           822          802         2,360        2,371
       Gross margin - gasoline and distillates (per gallon)                $   .1211    $   .1192     $   .1165    $   .1161
       Merchandise sales (millions)                                        $     645    $     600     $   1,786    $   1,668
       Merchandise margin (as a percent of sales)                               25.2%        23.4%         25.2%        24.4%

------------------------------------------------------------------------------------------------------------------------------

(1) Includes APAC's proportionate share of the backlog of unconsolidated joint ventures.
(2)    Total construction job revenues, less subcontract costs.
(3) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.
(4) Amounts represent 100% of MAP's operations, in which Ashland owned a 38% interest until June 30, 2005.
(5) Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(6) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Current Quarter - Ashland reported net income and income from continuing operations of $1,767 million for the quarter ended June 30, 2005, including a net gain of $1,536 million from the MAP Transaction and a related loss on the early retirement of debt, as described in Note D to the Condensed Consolidated Financial Statements. For the quarter ended June 30, 2004, Ashland reported net income of $161 million and income from continuing operations of $167 million. Results from discontinued operations, consisting primarily of charges for asbestos liabilities, accounted for the difference in net income and income from continuing operations for the 2004 period.

         In addition to the gain on the MAP Transaction, the improved results reflect a 41% increase in operating income from refining and marketing and a 40% increase in operating income from the Chemical Sector, which consists of the Ashland Distribution, Ashland Specialty Chemical, and Valvoline divisions. In addition, the Transportation Construction Sector, which consists of Ashland Paving And Construction, Inc. (commercially known as APAC), recorded a 7% increase in operating income to a record $46 million, in spite of higher energy prices.

         Year-to-Date - Ashland reported net income and income from continuing operations of $1,893 million for the nine months ended June 30, 2005, including a net gain of $1,535 million from the MAP Transaction and a related loss on the early retirement of debt, as described in Note D to the Condensed Consolidated Financial Statements. For the nine months ended June 30, 2004, Ashland reported net income of $179 million and income from continuing operations of $195 million. Results from discontinued operations, consisting primarily of charges for asbestos liabilities, accounted for the difference in net income and income from continuing operations for the 2004 period.

         In addition to the gain on the MAP Transaction, the improved results reflect a 109% increase in operating income from refining and marketing and a 38% increase in operating income from the Chemical Sector. However, the Transportation Construction Sector experienced an 85% decrease in operating income due to lower production resulting from poor weather conditions during the first six months of the fiscal year, and higher hydrocarbon costs. An analysis of operating income by industry segment follows.

         APAC

         Current Quarter - APAC reported record operating income of $46 million for the June 2005 quarter, compared to $43 million for the June 2004 quarter, despite rising hydrocarbon costs. Net construction job revenues (total construction job revenues less subcontract costs) increased 4% from the prior year period. Production of hot-mix asphalt decreased 4%, while aggregate production increased 2%. Energy-related costs for liquid asphalt and fuel increased 10%. At June 30, 2005, APAC's construction backlog, which consists of work awarded and funded but not yet performed, was $2.1 billion, up 12% from June 30, 2004.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

         APAC (CONTINUED)

         Year-to-Date - APAC reported operating income of $6 million for the nine months ended June 30, 2005, compared to $41 million for the nine months ended June 30, 2004. The decline reflects reduced production of hot-mix asphalt and increased hydrocarbon costs. Net construction job revenues decreased 2% from the prior year period. Production of hot-mix asphalt decreased 7%, while aggregate production increased 8%. Energy-related costs for liquid asphalt and fuel increased 7%. Equity income from APAC's joint venture project at Atlanta's Hartsfield Airport declined $5 million as that project nears completion.

         ASHLAND DISTRIBUTION

         Current Quarter - Ashland Distribution achieved its sixth consecutive record quarter, with operating income of $36 million for the June 2005 quarter, up 57% over the $23 million reported for the June 2004 quarter. Record sales revenues were up 18% due to the division's ability to pass through price increases. Gross profit as a percent of sales improved to 10.0%, compared to 9.8% in the prior year quarter. Ashland Distribution has sustained its exceptional performance by maintaining margins in the face of rising raw material costs, managing expenses and aggressively expanding its sales reach. Margin improvement more than offset a volume decline of 4%.

         Year-to-Date - Ashland Distribution achieved all-time record operating income of $95 million for the nine months ended June 30, 2005, up 70% over the $56 million reported for the same period a year ago. The increase reflects the same factors described in the current quarter comparison. Sales revenues increased 22% and gross profit as a percent of sales increased to 9.8%, compared to 9.7% for the prior year period. Volumes declined 1% reflecting the sale of Ashland Distribution's ingestibles business in January 2005.

         ASHLAND SPECIALTY CHEMICAL

         Current Quarter - Ashland Specialty Chemical achieved an all-time record quarter, with operating income of $43 million for the June 2005 quarter, up 95% over the $22 million reported for the June 2004 quarter. Strong performance resulted from better margins coupled with a 6% increase in thermoset resins volumes. Margin improvement reflects rising prices and partial abatement of rising raw material costs. Operating income from the thermoset resins businesses increased $23 million, or 152%, due to a strong performance from Composite Polymers, which has benefited from the acquisition of Dow Chemical's DERAKANE(R) epoxy vinyl ester resins business.

         Year-to-Date - Ashland Specialty Chemical reported operating income of $104 million for the nine months ended June 30, 2005, a 65% improvement compared to $63 million for the nine months ended June 30, 2004. Operating income from the thermoset resins businesses increased $43 million, or 90%, reflecting a strong performance from Composite Polymers. In addition, the 2005 period included approximately $4 million in net, non-recurring gains principally related to the termination of a product supply contract in the December 2004 quarter, in addition to a $7 million pretax gain on the sale of an idle plant in Plaquemine, La., in the March 2005 quarter. Although Ashland Specialty Chemical's sales and operating revenues were up 30%, reflecting in part a 7% increase in sales volumes for the thermoset resins businesses, gross profit as a percent of sales declined from 28.8% to 26.3%. Tightness in certain petrochemical markets caused raw material costs to escalate at a faster pace than could be recovered through increased selling prices.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

         VALVOLINE

         Current Quarter - Operating income from the Valvoline division was $26 million in the June 2005 quarter, a 13% decline compared to $30 million for the June 2004 quarter. The decline was primarily due to the combination of a 4% decrease in lubricant sales volumes in a soft motor oil market and higher raw material costs. Valvoline International reported a record quarter, with operating income improving by 31% due mainly to better earnings from operations in Europe. During the quarter, Valvoline acquired Car Brite, a leading marketer of professional automotive reconditioning products. Car Brite's product line includes a broad array of interior and exterior cleaners, paint restorers and protectants, and detail dressings.

         Year-to-Date - Operating income from the Valvoline division was $69 million for the nine months ended June 30, 2005, an 8% decline compared to $75 million for the nine months ended June 30, 2004. The decline was primarily due to a 7% decrease in lubricant sales volumes due to a soft motor oil market. Partially offsetting this decrease was a 28% improvement in international results, primarily in Europe and Latin America.

         REFINING AND MARKETING

         Current Quarter - Operating income from Refining and Marketing, which consisted primarily of equity income from Ashland's 38% ownership interest in MAP through June 30, 2005, amounted to $290 million for the June 2005 quarter, a 41% improvement compared to $205 million for the June 2004 quarter. Equity income from MAP's refining and wholesale marketing operations increased $79 million, reflecting a $1.42 per barrel increase in MAP's refining and wholesale marketing margin. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) increased $8 million, reflecting higher product and merchandise sales volumes and margins for SSA. Equity income from MAP's transportation operations increased $3 million, reflecting increased revenues. Ashland's administrative and other costs related to Refining and Marketing amounted to $20 million for the June 2005 quarter, compared to $11 million for the June 2004 quarter. The June 2005 quarter included increases in environmental reserves of $16 million, while the June 2004 quarter included losses of $2 million on margin hedges and costs associated with the MAP Transaction of $5 million.

         Year-to-Date - Operating income from Refining and Marketing amounted to $486 million for the nine months ended June 30, 2005, a 109% improvement compared to $232 million for the nine months ended June 30, 2004. Equity income from MAP's refining and wholesale marketing operations increased $232 million. MAP's refining and wholesale marketing margin increased $1.71 per barrel and crude oil throughput increased 8% compared to the prior year period. Equity income from MAP's retail operations increased $22 million, reflecting higher merchandise sales volumes and margins for SSA, and higher distillate sales volumes and margins and higher merchandise sales volumes for PTC. Equity income from MAP's transportation operations increased $7 million, reflecting increased revenues. Ashland's administrative and other costs related to Refining and Marketing amounted to $32 million for the 2005 period, compared to $29 million for the 2004 period. The 2005 period included increases in environmental reserves of $20 million, while the 2004 period included increases in environmental reserves of $2 million, losses of $7 million on margin hedges and costs associated with the MAP Transaction of $8 million.

         As described in Note D to the Condensed Consolidated Financial Statements, Ashland transferred its 38% interest in MAP to Marathon on June 30, 2005. Ashland retains certain costs associated with its former Refining and Marketing activities discussed in the current quarter and year-to-date comparisons above.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

         CORPORATE

         Corporate expenses amounted to $31 million in both the June 2005 and June 2004 quarters. Corporate expenses amounted to $85 million for the nine months ended June 30, 2005, compared to $73 million for the nine months ended June 30, 2004. The increase for the year-to-date period reflects a $5 million loss recognized in the March 2005 quarter on a foreign-currency-denominated prepaid royalty payment received in 2002 and a $7 million charge in the December 2004 quarter for estimated future obligations to make certain insurance premium payments related to past loss experience.

         GAIN ON THE MAP TRANSACTION

         See Note D to the Condensed Consolidated Financial Statements for a discussion of the MAP Transaction and the resulting pretax gain of $1,295 million recorded in the June 2005 quarter.

         LOSS ON EARLY RETIREMENT OF DEBT

         See Note D to the Condensed Consolidated Financial Statements for a discussion of the early retirement of debt associated with the MAP Transaction, which resulted in a pretax loss of $143 million recorded in the June 2005 quarter and $145 million for the nine months ended June 30, 2005.

         NET INTEREST AND OTHER FINANCIAL COSTS

         Net interest and other financial costs amounted to $31 million in the June 2005 quarter, compared to $29 million in the June 2004 quarter. For the nine months ended June 30, 2005, net interest and other financial costs amounted to $89 million, compared to $88 million for the nine months ended June 30, 2004. The increases in both periods reflected increased short-term borrowings during the period when distributions from MAP were suspended due to the pending closing of the MAP Transaction. As described in Note D to the Condensed Consolidated Financial Statements, Ashland repaid most of its outstanding debt and certain other financial obligations with the proceeds of the MAP Transaction. Interest and other financial costs of $28 million in the June 2005 quarter and $82 million in the nine months ended June 30, 2005, will not be incurred in future periods because of these repayments. In addition, Ashland will receive increased interest income from the investment of remaining cash proceeds from the transaction.

         INCOME TAXES

         As discussed in Note D to the Condensed Consolidated Financial Statements, the MAP Transaction resulted in the reversal of $328 million of net deferred tax liabilities through the income tax provision that distorts the normal relationship of income taxes to pretax income. Excluding the pretax gain and the associated deferred tax benefit, the effective tax rate for the nine months ended June 30, 2005 was 38.8%, which is essentially equal to a combined U.S. federal and state statutory rate.

         DISCONTINUED OPERATIONS

         As  described  in  Notes  B and G to  the  Condensed  Consolidated
         Financial Statements, Ashland's results from discontinued operations for the quarter and nine months ended June 30, 2004, include charges associated with estimated future asbestos liabilities less probable insurance recoveries, as well as negative adjustments to the gain recorded in fiscal 2003 on the disposal of Ashland's discontinued Electronic Chemicals business. Such amounts are summarized below.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

         DISCONTINUED OPERATIONS (CONTINUED)

      ------------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended         Nine months ended
                                                                                   June 30                    June 30
                                                                            -----------------------   ------------------------
      (In millions)                                                              2005         2004         2005          2004
      ------------------------------------------------------------------------------------------------------------------------
      Pretax loss from discontinued operations
          Reserves for asbestos-related litigation                          $       -    $      (7)   $       -     $     (22)
          Loss on disposal of Electronic Chemicals                                  -           (2)           -            (3)
      Income taxes
          Reserves for asbestos-related litigation                                  -            3            -             9
          Loss on disposal of Electronic Chemicals                                  -            -            -             -
                                                                            ----------   ----------   ----------    ----------
      Results from discontinued operations (net of income taxes)            $       -    $      (6)   $       -     $     (16)
                                                                            ==========   ==========   ==========    ==========

FINANCIAL POSITION

         LIQUIDITY

         Cash flows from operations, a major source of Ashland's liquidity, amounted to a deficit of $17 million for the nine months ended June 30, 2005, compared to positive cash flows of $77 million for the nine months ended June 30, 2004. As a part of the repayment of debt and other financial obligations associated with the MAP Transaction, Ashland repurchased accounts receivable previously sold under its sale of receivables facility, which reduced cash flows from operations by $150 million in the nine months ended June 30, 2005. Ashland received cash distributions from MAP of $271 million in the 2005 period, compared to distributions of $146 million in the 2004 period. Ashland has made $173 million in net federal tax payments in the 2005 period, compared to $42 million in the 2004 period. Pension contributions amounted to $33 million in the 2005 period compared to $89 million in the 2004 period.

         Ashland's financial position has enabled it to obtain capital for its financing needs. As anticipated, on June 29, 2005, following shareholder approval of the MAP Transaction, Moody's cut Ashland's senior debt rating to Ba1, the highest non-investment grade rating, and cut Ashland's commercial paper rating to N-P
         (Not-Prime).   Ratings   downgrades  below  investment  grade  can
         significantly increase a company's borrowing costs. Standard & Poor's maintained its investment grade rating of BBB on Ashland's senior debt and A-2 on its commercial paper. Ashland has two revolving credit agreements providing for up to $650 million in borrowings. The agreement providing for up to $350 million in borrowings expires on March 21, 2010. The agreement providing for up to $300 million in borrowings expires on March 20, 2006. Though Ashland utilized the latter facility to fund maturing long-term debt, the early retirement of a capital lease, and certain other lease payments prior to the completion of the MAP Transaction, no borrowings were outstanding under either facility at June 30, 2005. The borrowing capacity under the $350 million facility is reduced by $15 million of letters of credit outstanding at June 30, 2005. While the revolving credit agreements contain covenants limiting new borrowings based on Ashland's stockholders' equity, these agreements would have permitted an additional $5.5 billion of borrowings at June 30, 2005. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

         At June 30, 2005, working capital (excluding debt due within one year) amounted to $2,501 million, compared to $926 million at September 30, 2004, and $830 million at June 30, 2004. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

         LIQUIDITY (CONTINUED)

         below their replacement costs by $121 million at June 30, 2005, compared to $95 million at September 30, 2004, and $85 million at June 30, 2004. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 207% of current liabilities at June 30, 2005, compared to 84% at September 30, 2004, and 87% at June 30, 2004. The increase in working capital and liquidity reflects the remaining cash and accounts receivable proceeds from the MAP Transaction after retirement of most of Ashland's debt, certain operating leases and repayment of its accounts receivable financing facility. Ashland intends to retire additional debt and possibly additional operating leases, as well as make additional contributions to its pension plans in the next three to six months. Remaining proceeds will be invested in held-to-maturity marketable securities and cash equivalents.

         CAPITAL RESOURCES

         For the nine months ended June 30, 2005, property additions amounted to $285 million, including $101 million in purchases of previously leased assets with proceeds of the MAP Transaction. This compares with property additions of $121 million for the same period last year. Ashland anticipates meeting its remaining 2005 capital requirements for property additions of approximately $70 million, excluding any additional buyouts of current leases, and dividends of approximately $20 million, from internally generated funds, supplemented by proceeds from the MAP transaction as necessary.

         In 2004, Ashland initiated a multi-year SAP enterprise resource planning (ERP) project that is expected to be implemented world-wide across Ashland's Chemical Sector to achieve increased efficiency and effectiveness in supply chain, financial, and environmental, health and safety processes. Overall costs for this project through 2007 are expected to total approximately $90 million, of which approximately $80 million will be capitalized, including $25 million of capitalized costs expected to be spent in 2005. While extensive planning is underway to support a smooth implementation of the ERP system, such implementations carry substantial project risk, including the potential for business interruption and associated adverse impacts on operating results.

         Ashland's debt level amounted to $168 million at June 30, 2005, compared to $1,548 million at September 30, 2004, and $1,542 million at June 30, 2004. Debt as a percent of capital employed amounted to 4.3% at June 30, 2005, compared to 36.4% at September 30, 2004, and 38.1% at June 30, 2004. At June 30, 2005, Ashland's
         debt included $29 million of floating-rate obligations.

         On July 25, 2005, Ashland's board of directors authorized the purchase of its common shares in an amount up to $270 million. The stock repurchase program is designed to purchase shares from time to time in the open market in compliance with contractual, IRS and other applicable restrictions.

ASBESTOS-RELATED LITIGATION AND ENVIRONMENTAL REMEDIATION

         For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note G to the Condensed Consolidated Financial Statements.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         Management's Discussion and Analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include those that refer to Ashland's operating performance, earnings, benefits expected to be obtained through the SAP ERP implementation and expectations about the use of proceeds from the MAP Transaction. Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved. These forward-looking statements are based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters) and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those we describe in the forward-looking statements. The risks, uncertainties, and assumptions include the risks associated with the ERP implementation, including the potential for business interruption and associated adverse impacts on operating results; and other risks that are described from time to time in the Securities and Exchange Commission (SEC) reports of Ashland. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Consolidated Financial Statements in Ashland's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 2004. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Ashland's market risk exposure at June 30, 2005 is generally consistent with the types and amounts of market risk exposures presented in Ashland's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland's disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

         (b) There were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

                        PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Asbestos-Related Litigation - Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley"), a former subsidiary. Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies.

     The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding
100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed. Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 52,100 active lawsuits pending as of June 30, 2005. In these active lawsuits, less than 0.2% of the active lawsuits involve claims between $0 and $100,000; approximately 1.5% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.2% of the active lawsuits involve claims between $5 million and $10 million; approximately 2% of the active lawsuits involve claims between $10 million and $15 million; and less than 0.02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

     For  additional   information   regarding   liabilities  arising  from
asbestos-related litigation, see Note G of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

     U.S. Department of Justice ("USDOJ") Antitrust Division  Investigation
- In November 2003, Ashland received a subpoena from the USDOJ relating to a foundry resins grand jury investigation. Ashland has provided responsive records to the subpoena. As is frequently the case when such investigations are in progress, a number of civil actions have since been filed in multiple jurisdictions, most of which are seeking class action status for classes of customers of foundry resins. These cases have been consolidated for pretrial purposes in the United States District Court, Southern District of Ohio. Ashland will vigorously defend the actions.

     Environmental Proceedings - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 2005, Ashland had been named a PRP at 102 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (the "USEPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight, and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

     For  additional   information  regarding   environmental  matters  and
reserves, see Note G of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

     (2) On May 13, 2002, Ashland entered into a plea agreement with the U.S. Attorney's Office for the District of Minnesota and the U.S. Department of Justice regarding a May 16, 1997, sewer fire at the St. Paul Park, Minnesota refinery, which is now owned by MAP. As part of the plea agreement, Ashland entered guilty pleas to two misdemeanors, paid a $3.5 million fine related to violations of the Clean Air Act ("CAA"), paid $3.55 million as restitution to the employees injured in the fire, and paid $200,000 as restitution to the responding rescue units. Ashland also agreed to complete certain upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains to meet standards established by Subpart QQQ of the New Source Performance Standards of the CAA (the "Refinery Upgrades"). The Refinery Upgrades, completed in 2004, have been acknowledged and accepted by the appropriate agencies. As part of the plea agreement, Ashland entered into and satisfied the terms and conditions of a deferred prosecution agreement so that the deferred prosecution was dismissed by the court on February 22, 2005.


     As part of its sentence, Ashland was placed on probation for five years. The primary condition of probation is an obligation not to commit future federal, state, or local crimes. If Ashland were to commit such a crime, it would be subject not only to prosecution for that new violation, but the government could also seek to revoke Ashland's probation. The probation office has retained an independent environmental consultant to review and monitor Ashland's compliance with applicable environmental requirements and the terms and conditions of probation. The court also included other customary terms and restrictions of probation in its probation order

     (3) In 1990, contamination of groundwater at Ashland's former Canton, Ohio, refinery (now owned and operated by MAP) was first identified and reported to Ohio's Environmental Protection Agency ("OEPA"). Since that time, Ashland has voluntarily conducted investigation and remediation activities and regularly communicated with OEPA regarding this matter. Ashland and the state of Ohio have exchanged Consent Order drafts and have met to negotiate the terms of such an order. The state filed a complaint in February 2004, but simultaneously expressed an interest in continuing Consent Order settlement discussions. Following the filing of the complaint, Ashland, OEPA and Ohio's Office of the Attorney General have continued to work to finalize a Consent Order. The state has advised that it will assess a penalty as part of the overall settlement and has made an initial request for $650,000.

     Class Action Lawsuit Related to MAP Transaction - On April 8, 2005, Shiva Singh filed a complaint in the Supreme Court of the State of New York in New York County, individually and on behalf of others similarly situated, against Ashland and the individual members of Ashland's Board of Directors. The complaint also names Marathon Oil Corporation ("Marathon"), MAP and Credit Suisse First Boston LLC ("CSFB") as defendants. On May 19, 2005, Ashland removed the action to the United States District Court for the Southern District of New York. The action arose out of a proposed transaction, which was announced on March 19, 2004, in which Ashland was to transfer its entire 38% interest in MAP as well as certain other businesses to Marathon. The proposed transaction was valued at approximately $3 billion. The complaint alleges breach of fiduciary duties against Ashland, its directors, Marathon and MAP as well as negligence and breach of fiduciary duties against CSFB. The complaint also alleges aiding and abetting breach of fiduciary duties and/or negligence against each of the defendants.

     The plaintiff seeks to recover from defendants an unspecified amount of damages. The plaintiff also seeks to enjoin the proposed transaction between Ashland and Marathon (and any related shareholder vote); to require defendants to make a full and fair disclosure of all material facts before completion of the proposed transaction; and to require defendants to obtain a current, independent fairness opinion concerning the proposed transaction. In the event that the proposed transaction is consummated prior to the entry of the court's final judgment, the plaintiff seeks rescission of the proposed transaction as well as damages. The plaintiff also seeks the costs and disbursements of the action, including reasonable fees and expenses of plaintiff's attorneys and expert.

     Ashland believes the lawsuit is without merit. As stated in its May 2, 2005 Form 8-K, on April 27, 2005, Ashland signed an amendment to its agreement to transfer its 38% interest in MAP and two other businesses to Marathon. Under the amended agreement, Ashland's interest in these businesses was valued at approximately $3.7 billion (compared to $3 billion in the original proposed transaction). As noted in Item 5 to this quarterly report on Form 10-Q, Ashland transferred its 38% interest in MAP and two other businesses to Marathon on June 30, 2005. On July 8, 2005, Ashland moved to dismiss the complaint. CSFB joined Ashland's motion to dismiss and, on July 8, 2005, Marathon filed a separate motion to dismiss the complaint.

     Other Legal Proceedings - In addition to the matters described above, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Ashland's Special Meeting of Shareholders was held on June 29, 2005 at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m.

     (b) Ashland's shareholders at said meeting approved the previously announced agreement to transfer Ashland's 38-percent interest in MAP and two other businesses to Marathon by a vote of 57,529,512 affirmative to 1,022,090 negative and 450,666 abstention votes.

     ITEM 5.  OTHER INFORMATION

     On June 30, 2005, Ashland completed its previously announced agreement with Marathon to transfer Ashland's 38-percent interest in MAP and two other businesses to Marathon in a transaction valued at approximately $3.7 billion. The two other businesses were Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio.

     As a result of the transaction, Ashland shareholders of record as of the close of business on June 30, 2005, received .2364 Marathon shares per Ashland share. In total, Ashland's shareholders received 17,538,815 shares of Marathon common stock with an aggregate value of $936 million based upon the June 30 closing price of Marathon stock.

     Additionally, the transaction resulted in Ashland's receipt of $2,407 million in cash and MAP accounts receivable of $913 million. These amounts included approximately $2.8 billion of cash and accounts receivable included in the $3.7 billion transaction value, and $518 million of cash and accounts receivable representing 38 percent of MAP's distributable cash and other adjustments as of June 30, 2005.

     For additional information regarding the MAP Transaction, see Note D of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

     ITEM 6.  EXHIBITS

     (a)  Exhibits

          3(i) Second Restated Articles of Incorporation of Ashland, effective July 21, 2005.

          3(ii)   By-laws of Ashland, effective June 30, 2005.

          12      Computation of Ratio of Earnings to Fixed Charges.

          31.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Ashland Inc.
                                   ------------------------------------
                                               (Registrant)


   Date:  August 8, 2005           /s/ J. Marvin Quin
                                   -------------------------------------
                                    J. Marvin Quin
                                    Senior Vice President and Chief Financial
                                    Officer (on behalf of the Registrant and
                                    as principal financial officer)

                               EXHIBIT INDEX


Exhibit
   No.                                Description
--------     --------------------------------------------------------------

3(i)         Second  Restated   Articles  of   Incorporation   of  Ashland,
             effective July 21, 2005.

3(ii)        By-laws of Ashland, effective June 30, 2005.

12           Computation of Ratio of Earnings to Fixed Charges.

31.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.