Form 10-K
period 2005-09-30
ASHLAND INC.
filed 2005-12-09
CIK 1305014

==============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                             -----------------
                                 FORM 10-K
                |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
                                     OR
                |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ___________

                       Commission file number 1-32532

                                ASHLAND INC.
            Kentucky                                   20-0865835
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
      of incorporation or
         organization)
                        50 E. RiverCenter Boulevard
                                P.O. Box 391
                       Covington, Kentucky 41012-0391
                      Telephone Number (859) 815-3333

         Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of each class                  on which registered
            -------------------                  -------------------
Common Stock, par value $.01 per share          New York Stock Exchange
                                               and Chicago Stock Exchange
Rights to purchase Series A Participating       New York Stock Exchange
     Cumulative Preferred Stock                and Chicago Stock Exchange

      Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|
     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|
     At March 31, 2005, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,905,417,887. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
     At November 30, 2005, there were 71,769,255 shares of Registrant's common stock outstanding.
                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Registrant's definitive Proxy Statement (the "Proxy Statement") for its January 26, 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

                             TABLE OF CONTENTS

                                                                                                      Page
         PART I
                       Item 1.      Business.......................................................     1

                                      Corporate Developments.......................................     2

                                      APAC.........................................................     2

                                      Ashland Distribution.........................................     3

                                      Ashland Specialty Chemical...................................     3

                                      Valvoline....................................................     4

                                      Refining and Marketing.......................................     5

                                      Miscellaneous................................................     6

                       Item 1A.     Risk Factors...................................................     9

                       Item 1B.     Unresolved Staff Comments......................................    11

                       Item 2.      Properties.....................................................    11

                       Item 3.      Legal Proceedings..............................................    12

                       Item 4.      Submission of Matters to a Vote of Security Holders............    14

                       Item X.      Executive Officers of Ashland .................................    14


         PART II
                       Item 5.      Market for Registrant's Common Equity, Related Stockholder
                                       Matters and Issuer Purchases of Equity Securities...........    15

                       Item 6.      Selected Financial Data........................................    15

                       Item 7.      Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations.........................    15

                       Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.....    15

                       Item 8.      Financial Statements and Supplementary Data....................    15

                       Item 9.      Changes in and Disagreements with Accountants
                                       on Accounting and Financial Disclosure......................    16

                       Item 9A.     Controls and Procedures........................................    16

                       Item 9B.     Other Information..............................................    16


         PART III
                       Item 10.     Directors and Executive Officers of the Registrant.............    16

                       Item 11.     Executive Compensation.........................................    16

                       Item 12.     Security Ownership of Certain Beneficial Owners
                                       and Management and Related Stockholder Matters..............    16

                       Item 13.     Certain Relationships and Related Transactions.................    17

                       Item 14.     Principal Accountant Fees and Services.........................    17


         PART IV
                       Item 15.     Exhibits and Financial Statement Schedules.....................    18

                                   PART I


ITEM 1. BUSINESS

     Ashland Inc. is a Kentucky corporation, with its principal executive offices located at 50 E. RiverCenter Boulevard, Covington, Kentucky 41011 (Mailing Address: 50 E. RiverCenter Boulevard, P.O. Box 391, Covington, Kentucky 41012-0391) (Telephone: (859) 815-3333). The Company was
originally  organized  on March  15,  2004,  as New EXM Inc.,  an  indirect wholly-owned  subsidiary  of  Ashland  Inc.  ("Old  Ashland"),  a  Kentucky
corporation organized on October 22, 1936. On June 30, 2005, Old Ashland transferred its 38% interest in Marathon Ashland Petroleum LLC, now known as Marathon Petroleum Company LLC ("MAP"), a former joint venture with Marathon Oil Corporation ("Marathon") to Marathon. As a result of this transaction, which is described in more detail in "Item 1. Business - Corporate Developments," the Company changed its name to "Ashland Inc." and the existing businesses of Old Ashland, other than those transferred to Marathon, are owned by the Company, the successor to Old Ashland through a series of mergers. The accompanying consolidated financial statements reflect Ashland Inc. and its subsidiaries as the continuation of the consolidated enterprise. The terms "Ashland" and the "Company" as used herein include Ashland Inc., its predecessors and its consolidated subsidiaries, except where the context indicates otherwise.

     Ashland's businesses are managed as two sectors: the "Chemical Sector", comprised of the Ashland Distribution, Ashland Specialty Chemical and Valvoline segments, and the "Transportation Construction Sector", comprised of the APAC segment. Ashland also held a 38% interest in MAP, which was the primary component of its refining and marketing segment through June 30, 2005. Financial information about these segments for the three fiscal years ended September 30, 2005, is set forth on pages F-30 and F-31 of this annual report on Form 10-K.

     APAC performs asphalt and concrete contract construction work, including highway paving and repair, excavation and grading and bridge construction, and produces asphaltic and ready-mix concrete, crushed stone and other aggregate in the southern and mid-continent United States.

     Ashland Distribution distributes chemicals, plastics and resins in North America and plastics in Europe. Ashland Distribution also provides environmental services.

     Ashland Specialty Chemical is focused on two primary businesses: performance materials and water technologies. It is a worldwide supplier of specialty chemicals and customized services for industries including building and construction; metal casting; packaging and converting; chemical processing; power generation; automotive, commercial and institutional facility management; food processing; mining; pulp and paper; paint and coatings; merchant marine; recreational marine and transportation.

     Valvoline is a producer and marketer of premium packaged motor oil and automotive chemicals, including appearance products, antifreeze, filters and automotive fragrances. In addition, Valvoline is engaged in the "fast oil change" business through outlets operating under the Valvoline Instant Oil Change(R) name.

     Ashland's Refining and Marketing operations consisted primarily of equity income from Ashland's 38% interest in MAP, which operates seven refineries with a total crude oil refining capacity of 948,000 barrels per day. As described in more detail in "Item 1. Business - Corporate Developments," Ashland transferred its 38% interest in MAP to Marathon on June 30, 2005.

     At September 30, 2005, Ashland and its consolidated subsidiaries had approximately 20,900 employees (excluding contract employees).

     Available Information - Ashland's Internet address is http://www.ashland.com. There, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4 and 5. All such reports will be available as soon as reasonably practicable after Ashland electronically files such material with, or furnishes such material to, the Securities and Exchange Commission ("SEC"). Ashland also makes available free of charge on its website, its Corporate Governance Guidelines; Board Committee Charters; Director Independence Standards; and its code of business conduct entitled "Business Responsibilities of an Ashland Employee" which applies to Ashland's directors, officers and employees. These documents are also available in print to any shareholder who requests them. Information contained on Ashland's website is not part of this annual report on Form 10-K and is not incorporated by reference in this document.

                           CORPORATE DEVELOPMENTS


     On June 30, 2005, Ashland completed its previously announced agreement with Marathon to transfer Ashland's 38% interest in MAP and two other businesses to Marathon in a transaction valued at approximately $3.7 billion (the "MAP Transaction"). The two other businesses were Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio.

     As a result of the transaction, Old Ashland shareholders of record as of the close of business on June 30, 2005, received .2364 Marathon shares and one Ashland share per Old Ashland share.

     Additionally, the transaction resulted in Ashland's receipt of $2,679 million in cash and MAP accounts receivable of $913 million, which totaled $3,592 million. This amount included $518 million of cash and accounts receivable representing 38% of MAP's deferred distribution.

                                    APAC

     The Ashland Paving And Construction, Inc. group of companies ("APAC") is one of the nation's largest transportation construction contractors and is a major supplier of construction materials. APAC performs construction work, such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks and driveways, and grading and base work. In addition, it performs a number of services such as excavation and site work for the construction of bridges, other structures, drainage facilities and underground utilities for public and private projects. APAC conducts its business through 25 market-focused business units and a Major Projects Group operating in 14 southern and mid-continent states. These business units provide construction services and materials throughout the regions in which they operate.

     APAC currently has 92 aggregate production facilities, including 41 permanent operating quarry locations; 24 ready-mix concrete plants; 227 hot-mix asphalt plants; and a fleet of over 13,000 mobile equipment units, including construction equipment, on-highway construction support assets and vehicles. In certain market areas, APAC is vertically integrated with asphalt, aggregate and ready-mix operations, all complementing each other.

     Raw materials and aggregate generally consist of sand, gravel, granite, limestone and sandstone. About 30% of the aggregate produced by APAC is used in APAC's own contract construction work and the production of various processed construction materials. The remainder is sold to third parties. APAC also purchases substantial quantities of raw aggregate from other producers whose proximity to the job site renders these purchases economically attractive. Most other materials, such as liquid asphalt, Portland cement and reinforcing steel, are purchased from third parties.

     Approximately 77% of APAC's sales and operating revenues are construction revenues, with the remaining 23% coming from sales of construction materials. Approximately 82% of APAC's construction revenues are derived directly from highway and other public sector sources, with the remaining 18% coming from industrial and commercial customers and private developers.

     Climate and weather significantly affect revenues and margins in the construction business. Due to its location, APAC tends to enjoy a relatively long construction season. Most of APAC's operating income is generated during the construction period of May to October.

     Total backlog at September 30, 2005, was $2,038 million, compared to $1,746 million at September 30, 2004. APAC includes a construction project in its backlog when a contract is awarded or a firm letter of commitment is obtained and funding is in place. The backlog at September 30, 2005, is considered firm, and a major portion of the backlog is expected to be completed during fiscal 2006.

OTHER MATTERS

     For information on APAC and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" and "Item 3. Legal Proceedings - Environmental Proceedings" in this annual report on Form 10-K.

                            ASHLAND DISTRIBUTION

     Ashland Distribution distributes chemicals, plastics and resins in North America and plastics in Europe. Suppliers include many of the world's leading chemical manufacturers. Ashland Distribution specializes in providing mixed truckloads and less-than-truckload quantities to customers in a wide range of industries. Deliveries are facilitated through a network of owned or leased facilities including 126 locations in North America. Distribution of thermoplastic resins in Europe is conducted in 13 countries primarily through 17 third-party warehouses and one owned warehouse. Ashland Distribution operates in the following major market segments:

     Chemicals - Ashland Distribution distributes specialty and industrial chemicals, additives and solvents to industrial users in the United States, Canada, Mexico and Puerto Rico as well as some export operations. Markets served include the paint and coatings, personal care, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries.

     Plastics - Ashland Distribution offers a broad range of thermoplastic resins and specialties to processors in the United States, Canada, Mexico and Puerto Rico as well as some export operations. Processors include injection molders, extruders, blow molders and rotational molders. Ashland Distribution also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. Additionally, Ashland Distribution markets a broad range of thermoplastics to processors in Europe via distribution centers located in Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden.

     Composites - Ashland Distribution supplies mixed truckload and less-than-truckload quantities of polyester thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the reinforced plastics and cultured marble industries through distribution facilities located throughout North America.

     Environmental Services - Working in cooperation with chemical waste service companies, Ashland Distribution provides customers with collection, disposal and recycling of hazardous and non-hazardous waste streams. Services are offered through a North American network of more than 30 distribution centers, including 10 storage facilities that have been fully permitted by the United States Environmental Protection Agency ("USEPA").

     Ashland Distribution sold its U.S. ingestibles line of business, which included food and beverage additives and pharmaceutical actives and excipients, in January 2005. The Canadian ingestibles business was sold in May 2005.

OTHER MATTERS

     For information on Ashland Distribution and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" and "Item 3. Legal Proceedings - Environmental Proceedings" in this annual report on Form 10-K.

                         ASHLAND SPECIALTY CHEMICAL

     Ashland Specialty Chemical is focused on two primary businesses: performance materials and water technologies. It is a worldwide supplier of specialty chemicals and customized services for industries including building and construction; metal casting; packaging and converting; chemical processing; power generation; automotive, commercial and institutional facility management; food processing; mining; pulp and paper; paint and coatings; merchant marine; recreational marine and transportation. Ashland Specialty Chemical owns and operates 38 manufacturing facilities and participates in 12 manufacturing joint ventures in 19 countries.

PERFORMANCE MATERIALS

     Composite Polymers - This business group manufactures and sells a broad range of corrosion-resistant, fire-retardant, general-purpose and high-performance marine grades of unsaturated polyester and vinyl ester resins and gelcoats for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. This business group has manufacturing plants in Jacksonville and Fort Smith, Arkansas; Los Angeles, California; Bartow, Florida; Pittsburgh and Philadelphia, Pennsylvania; Johnson Creek, Wisconsin; Kelowna, British Columbia, Canada; Kunshan, China; Porvoo and Lahti, Finland; Sauveterre, France; Miszewo, Poland; Benicarlo, Spain; and, through separate joint ventures has manufacturing plants in Sao Paolo, Brazil and Jeddah, Saudi Arabia. This business group also manufactures products through Ashland Specialty Chemical facilities located in Mississauga, Ontario, Canada and Changzhou, China. On December 29, 2004, Ashland purchased Dow Chemical's DERAKANE(TM) epoxy vinyl ester resin business (which includes the DERAKANE MOMENTUM(TM) product line) from The Dow Chemical Company in a cash transaction valued at approximately $90 million. That business is now part of the Composite Polymers business group. In June 2005, Composite Polymers' maleic anhydride business was transferred to Marathon as part of the MAP Transaction previously described.

     Casting Solutions - This business group manufactures and sells metal casting chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves. This group also provides casting process modeling, core making process modeling and rapid prototyping services. This business group serves the global metal casting industry from nine owned and operated manufacturing sites located in Campinas, Brazil; Mississauga, Ontario, Canada; Changzhou, China; Milan, Italy; Alava, Cantabria, Spain; Kidderminster, England and Cleveland East and Cleveland West, Ohio. Casting Solutions also has eight joint venture manufacturing facilities located in Vienna, Austria; Pons and Le Goulet, France; Bendorf and Wuelfrath, Germany; Ulsan, South Korea; Alvsjo, Sweden and St. Gallen, Switzerland.

     Specialty Polymers and Adhesives - This business group manufactures and sells adhesive solutions to the building and construction, transportation and packaging and converting markets. Key technologies and markets include: emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding; induction bonding systems for thermoplastic materials; acrylic polymers for pressure-sensitive adhesives; urethane adhesives for flexible packaging applications; and hot melt adhesives for various packaging applications. It has manufacturing plants in Calumet City, Illinois; Norwood and Totowa, New Jersey; Ashland and Columbus, Ohio; White City, Oregon; and Kidderminster, England.

WATER TECHNOLOGIES

     Drew Industrial - This business group provides specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper, food and mining industries and additives to manufacturers of paint and latex. It conducts operations throughout North America, Europe and the Far East and has manufacturing plants in Kearny, New Jersey; Houston, Texas; Ajax, Ontario, Canada; Viiala, Finland; Somercotes, England; Chester Hill, Australia; and Singapore; and, through separate joint ventures, has production facilities in Seoul, South Korea and Navi Mumbai, India.

     Drew Marine - This business group provides technical products and shipboard services for the world's merchant marine fleet. Comprehensive programs include water and fuel treatment; maintenance, including specialized cleaners, welding and refrigerant products and sealants, and fire fighting, safety and rescue products and services.

OTHER MATTERS

     For information on Ashland Specialty Chemical and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 1. Business - Miscellaneous - Environmental
Matters" and "Item 3. Legal Proceedings - Environmental Proceedings" in this annual report on Form 10-K.

                                 VALVOLINE

     Valvoline is a marketer of premium-branded automotive and commercial lubricants, automotive chemicals, automotive appearance products and automotive services, with sales in more than 100 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States.

     Valvoline markets the following key brands of products and services to the private passenger car, light truck and heavy duty markets. Valvoline(R) lubricants; Valvoline Professional Series(R) automotive chemicals; EagleOne(R) automotive appearance products; AroMetrics(TM) automotive air freshening products; Zerex(R) antifreeze; Pyroil(R) automotive chemicals; MaxLife(R) automotive products for vehicles with 75,000 miles or more; Car Brite(R) automotive reconditioning products; Premium Blue(R) commercial lubricants and Valvoline Instant Oil Change(R) automotive services.

     In North America, Valvoline is comprised of the following three core business groups:

     Do It Yourself ("DIY") - The DIY business group sells Valvoline products to consumers who perform their own auto maintenance through retail auto parts stores, mass merchandisers and warehouse distributors and their affiliated jobber stores such as NAPA and Carquest.

     Do It For Me ("DIFM") - The DIFM business unit sells branded products and services to installers (such as car dealers and quick lubes) and to auto auctions through a network of independent distributors and company-owned and operated "direct market" operations. This business also includes distribution to quick lubes branded "Valvoline Express Care(R)," which consists of 383 independently owned and operated stores. The DIFM business group also has a strategic alliance with Cummins Inc. ("Cummins") to distribute heavy duty lubricants to the commercial market.

     Valvoline Instant Oil Change(R) Chain ("VIOC")- VIOC is one of the largest competitors in the U.S. "fast oil change" service business, providing Valvoline with a significant presence in the DIFM segment of the passenger car and light truck motor oil market. As of September 30, 2005, 300 company-owned and 473 franchised service centers were operating in 40 states. In June 2005, 60 company-owned VIOC locations in Michigan and northwest Ohio were transferred to Marathon as part of the MAP Transaction previously described. VIOC has continued its customer service innovation through its upgraded and enhanced preventive maintenance tracking system for consumers and fleet operators. This computer-based system maintains service records on all customer vehicles and contains a database on most car models, which allows service technicians to make service recommendations based primarily on manufacturer's recommendations.

     Outside North America, Valvoline is comprised of one core business group:

     Valvoline International - Valvoline International markets Valvoline and EagleOne branded products through wholly-owned affiliates, joint
ventures,   licensees  and  independent   distributors  in  more  than  100
countries. The profitability of the business is dispersed geographically, with more than half of the profit coming from mature markets in Europe and Australia. There are smaller, rapidly growing businesses in the emerging markets of China, India and Mexico, including joint ventures with Cummins in India and China. During 2005, Valvoline International opened its first "fast oil change" outlet in Shanghai, China. Valvoline International markets lubricants for consumer vehicles and heavy duty engines and equipment and is served by company-owned plants in the United States, Australia and the Netherlands and by toll manufacturers.

OTHER MATTERS

     For information on Valvoline and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" and "Item 3. Legal Proceedings - Environmental Proceedings" in this annual report on Form 10-K.

                           REFINING AND MARKETING

     Ashland's equity income from its Refining and Marketing operations, which were primarily conducted by MAP and its subsidiaries, ceased as of June 30, 2005, upon the transfer of its 38% interest in MAP to Marathon. As described in Note D to the Consolidated Financial Statements, the disposition of Ashland's interest in MAP does not qualify for discontinued operations presentation in the financial statements. Because MAP qualified for segment reporting and was presented in all segment disclosures in accordance with applicable accounting guidance in prior periods, Ashland will continue to include MAP's financial results through June 30, 2005, in the Refining and Marketing segment for the year ended September 30, 2005. For information on the transfer of Ashland's 38% interest in MAP to Marathon, see "Item 1. Business - Corporate Developments" in this annual report on Form 10-K.

     Refining - Until June 30, 2005, the Refining and Marketing operations included MAP's seven refineries located at Garyville, Louisiana;
Catlettsburg, Kentucky; Robinson, Illinois; Detroit, Michigan; Canton, Ohio; Texas City, Texas; and St. Paul Park, Minnesota. These refineries had an aggregate refining capacity of 948,000 barrels of crude oil per calendar day (1 barrel = 42 United States gallons) and included crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. In addition to typical refinery products, including reformulated gasoline, the Catlettsburg refinery, an ISO-9000 certified facility, manufactured base lube oil stocks and a wide range of petrochemicals. For the period from October 1, 2004 to June 30, 2005, 12% of MAP's base lube oil production was purchased by Valvoline and Ashland Distribution, and 37% of MAP's petrochemical production (excluding propylene) was purchased by Ashland Distribution.

     Marketing - Until June 30, 2005, the Refining and Marketing operations included MAP's principal marketing areas for gasoline and distillates in the Midwest, the upper Great Plains and the southeastern United States. Gasoline and distillates were sold in 21 states. Gasoline was sold at wholesale primarily to independent marketers, jobbers and chain retailers who resold these products through several thousand retail outlets. MAP also supplied more than 3,900 jobber-dealer, open-dealer and lessee-dealer locations using the Marathon(R) and Ashland(R) brand names.

     Gasoline, distillates and aviation products were also sold to utilities, railroads, river towing companies, commercial fleet operators, airlines and governmental agencies. About one-half of MAP's propane was sold into the home heating markets and the balance was purchased by industrial consumers. Propylene and petrochemicals were marketed to customers in the chemical industry. Base lube oils, slack wax and extract are sold throughout the United States.

     Retail sales of gasoline and diesel fuel were made through MAP's wholly-owned subsidiary, Speedway SuperAmerica LLC ("SSA"). As of June 30, 2005, SSA had over 1,600 retail outlets in 9 states in the Midwest that sold petroleum products and convenience store merchandise primarily under the brand names Speedway(R) and SuperAmerica(R). Several locations also have on-premises brand-name restaurants.

     Pilot Travel Centers LLC ("PTC"), a joint venture with Pilot Corporation ("Pilot"), is the largest operator of travel centers in the United States with approximately 255 locations in 37 states. The travel centers offer diesel fuel, gasoline and a variety of other services associated with such locations, including on-premises brand-name restaurants. Pilot and MAP each own a 50% interest in PTC.

     Supply and Transportation - Until June 30, 2005, the crude oil processed in MAP's refineries was obtained from negotiated contract and spot purchases or exchanges. For the period from October 1, 2004 to June 30, 2005, MAP's negotiated contract and spot purchases for refinery input of crude oil produced in the United States averaged 435,900 barrels per day, including an average of 13,400 net barrels per day acquired from Marathon. During the same period, MAP's foreign crude oil requirements were met largely through purchases from various foreign national oil companies, producing companies and traders. Purchases of foreign crude oil represented 55% of MAP's crude oil requirements for the period.

     MAP's ownership or interest in domestic pipeline systems in its refining and marketing areas was significant as of June 30, 2005. As of that date, MAP owned, leased or had an ownership interest in over 6,600 miles of pipelines in 13 states. This network transported crude oil and refined products to and from terminals, refineries and other pipelines and included 2,774 miles of crude oil trunk lines and 3,850 miles of refined product lines.

OTHER MATTERS

     For information on Refining and Marketing and federal, state and local statutes and regulations governing releases into, or protection of, the environment, see "Item 1. Business - Miscellaneous - Environmental Matters" and "Item 3. Legal Proceedings - Environmental Proceedings" in this annual report on Form 10-K.

                               MISCELLANEOUS

ENVIRONMENTAL MATTERS

     Ashland has implemented a companywide environmental policy overseen by the Environmental, Health and Safety Committee of Ashland's Board of Directors. Ashland's Environmental, Health and Safety ("EH&S") department has the responsibility to ensure that Ashland's operating groups worldwide maintain environmental compliance in accordance with applicable laws and regulations. This responsibility is carried out via training; widespread communication of EH&S policies; information and regulatory updates; formulation of relevant policies, procedures and work practices; design and implementation of EH&S management systems; internal auditing by an independent auditing group within the EH&S department; monitoring of legislative and regulatory developments that may affect Ashland's operations; assistance to the operating divisions in identifying compliance issues and opportunities for voluntary actions that go beyond compliance; and incident response planning and implementation.

     Federal, state and local laws and regulations relating to the protection of the environment have a significant impact on how Ashland conducts its businesses. Ashland's operations outside the United States are subject to the environmental laws of the countries in which they are located. These laws include regulation of air emissions and water discharges, waste handling, remediation and product inventory/registration/regulation. New laws are being enacted and regulations are being adopted by various regulatory agencies globally, and the costs of compliance with these new rules cannot be estimated until the manner in which they will be implemented has been more precisely defined.

     At September 30, 2005, Ashland's reserves for environmental remediation amounted to $178 million, reflecting Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $47 million in 2005, $2 million in 2004 and $22 million in 2003. No individual remediation location is material to Ashland as its largest reserve for any site is less than 10% of the total remediation reserve. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

     In connection with the formation of MAP, Marathon and Ashland each retained responsibility for certain environmental costs arising out of their respective prior ownership and operation of the facilities transferred to MAP (the "Transferred Assets"). In connection with Ashland's transfer of its 38% interest in MAP to Marathon, the parties agreed that Ashland would not be liable for environmental costs related to the Transferred Assets incurred on or after January 1, 2004 in excess of $50 million. In certain situations, various threshold provisions apply, eliminating or reducing Ashland's financial responsibility in connection with the Transferred Assets until certain levels of expenditures have been reached. In other situations, sunset provisions gradually diminish the level of Ashland's financial responsibility over time.

     Air - In the United States, the Clean Air Act (the "CAA") imposes stringent limits on air emissions, establishes a federally mandated operating permit program, and allows for civil and criminal enforcement actions. Additionally, it establishes air quality attainment deadlines and control requirements based on the severity of air pollution in a given geographical area. Various state clean air acts implement, complement and, in some instances, add to the requirements of the federal CAA. The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland's businesses and, in many cases, on product formulation and other long-term business decisions. Other countries where Ashland operates also have laws and regulations relating to air quality. Ashland's businesses maintain numerous permits pursuant to these clean air laws and have systems to oversee ongoing compliance efforts.

     The USEPA has begun to implement more stringent ozone and particulate matters standards, and is requiring state and local air agencies to submit their plans to meet the ozone and particulate matters standards by 2007 and 2008, respectively. Until the state and local air agencies determine what strategies they will use to meet these standards, it is not possible to estimate any potential financial impact that the revised standards may have on Ashland's operations. Ashland has systems to oversee compliance efforts when these standards are eventually implemented.

     Water - Ashland's businesses maintain numerous discharge permits. In the United States, such permits may be required by the National Pollutant Discharge Elimination System of the Clean Water Act and similar state programs. Other countries have similar laws and regulations requiring permits and controls. Ashland's businesses have systems to maintain compliance with these permits and control regulations.

     Solid Waste - Ashland's businesses are subject to various laws around the world relating to and establishing standards for the management of hazardous and solid waste. In the United States, the Resource Conservation and Recovery Act ("RCRA") applies. While many U.S. facilities are subject to the RCRA rules governing generators of hazardous waste, certain facilities also have hazardous waste storage permits. Ashland has implemented systems to oversee compliance with the RCRA regulations and, where applicable, permit conditions. In addition to regulating current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the storage of regulated substances in underground tanks. Other countries where Ashland operates also have laws and regulations relating to hazardous and solid waste. Ashland's businesses have systems to oversee compliance with waste management regulations in the jurisdictions where they operate.

     Remediation - Ashland currently operates, and in the past has operated, various facilities where, during the normal course of business, releases of hazardous substances have occurred. Federal and state laws, including but not limited to RCRA and various remediation laws, require that contamination caused by such releases be assessed and, if necessary, remediated to meet applicable standards. Laws in other jurisdictions where Ashland operates require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.

     Product Control, Registration and Inventory - Many of Ashland's products and operations in the United States are subject to the Toxic Substance Control Act, the Food, Drug and Cosmetics Act, the Chemical Diversion and Trafficking Act, the Chemical Weapons Convention and other product-related regulations. Other countries have similar laws. Ashland's businesses have systems to oversee compliance with these various laws and regulations.

RESEARCH

     Ashland conducts a program of research and development to invent and improve products and processes and to improve environmental controls for its existing facilities. It maintains research facilities in Dublin, Ohio; Lexington, Kentucky; Boonton, New Jersey; and Atlanta, Georgia. Research and development costs are expensed as they are incurred and totaled $45 million in fiscal 2005 ($43 million in fiscal 2004 and $36 million in 2003).

COMPETITION

     In  all  its  current  operations,   Ashland  is  subject  to  intense
competition both from companies in the industries in which it operates and from products of companies in other industries.

     The majority of the business for which APAC competes is obtained by competitive bidding. There are a substantial number of competitors in the markets in which APAC operates and, as a result, all of APAC's goods and services are marketed under highly competitive conditions. Factors which influence APAC's competitiveness are price, reputation for quality, the availability of aggregate materials, the geographic location of plants and aggregate materials, machinery and equipment, knowledge of local market conditions and estimating abilities.

     Each of Ashland Distribution's lines of business (chemicals, plastics, composites and environmental services) competes with national, regional and local companies throughout North America. The plastics distribution business also competes in Europe. Competition within each line of business is based primarily on price and reliability of supply.

     Ashland Specialty Chemical's businesses compete globally in selected niche markets, largely on the basis of technology and service. The number of competitors in the specialty chemical business varies from product to product, and it is not practical to identify such competitors because of the broad range of products and markets served by those products. However, many of Ashland Specialty Chemical's businesses hold proprietary technology, and Ashland believes it has a leading or strong market position in many of its specialty chemical products.

     Valvoline competes in the highly competitive automotive lubricants and consumer products car care businesses, principally through offering premium products and services, coupled with a focused brand strategy, advertising, sales promotion and superior distribution capabilities. Some of the major brands of motor oils and lubricants Valvoline competes with globally are Havoline(R), Castrol(R), Pennzoil(R) and Quaker State(R). In the "fast oil change" business, Valvoline competes with other leading independent fast lube chains on a national, regional or local basis as well as automobile dealers and service stations. Important competitive factors for Valvoline in the "fast oil change" market include Valvoline's brand recognition; maintaining market presence through Valvoline Instant Oil Change(R) and Valvoline Express Care(R) outlets; as well as quality of service, speed, location, convenience and sales promotion.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors that could cause actual results to differ materially from those contained in such statements are discussed under "Use of estimates, risks and uncertainties" in Note A of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K. For a discussion of other factors and risks affecting Ashland's operations see "Item 1A. Risk Factors" in this annual report on Form 10-K.

ITEM 1A. RISK FACTORS


     Set forth below are the most significant risks and uncertainties that affect Ashland and its businesses:

ASHLAND MAY NOT BE ABLE TO SUCCESSFULLY EMPLOY THE PROCEEDS OF THE MAP TRANSACTION IN A MANNER THAT WOULD REPLACE THE CASH FLOW AND THE VALUE PROVIDED BY THE ASSETS THAT WERE TRANSFERRED TO MARATHON.

     Ashland may not successfully identify uses for the MAP Transaction proceeds that will generate value for Ashland and its shareholders. In addition, those uses may not generate the cash flow previously generated by Ashland's interest in the assets that were transferred to Marathon. Distributions from MAP in the nine-month period ended June 30, 2005, and the two full fiscal years prior to this fiscal year have represented a majority of Ashland's operating cash flow. If Ashland's use of the proceeds of the MAP Transaction does not generate cash flow in an amount equal to the cash flow from the assets that were transferred to Marathon, this could have an adverse impact on Ashland's valuation or long-term liquidity.

     To the extent that the proceeds of the MAP Transaction are used for future business acquisitions, the process of integrating acquired operations into Ashland's existing operations may result in unforeseen difficulties. Those difficulties might reduce Ashland's profitability and delay the expected benefits of integrating any acquisition.

SEVERAL OF ASHLAND'S BUSINESSES ARE CYCLICAL IN NATURE, AND ECONOMIC DOWNTURNS OR DECLINES IN DEMAND FOR CERTAIN DURABLE GOODS MAY REDUCE ITS PROFITABILITY AND LIMIT ITS ABILITY TO GENERATE REVENUES.

     The profitability of Ashland's businesses is susceptible to downturns in the economy, particularly downturns in the segments of the U.S. economy related to the purchase and sale of durable goods, including the housing, construction, automotive and marine industries. Both overall demand for Ashland's products and services and its profitability may decline as a direct result of an economic recession, inflation, changes in the prices of hydrocarbons and other raw materials, consumer confidence, interest rates or governmental fiscal policies.

ADVERSE CHANGES IN PREVAILING CLIMATE OR WEATHER MAY NEGATIVELY AFFECT THE PERFORMANCE OF SOME OF ASHLAND'S OPERATIONS, WHICH COULD REDUCE ASHLAND'S RESULTS OF OPERATIONS AND PROFITABILITY.

     Extreme variations from normal climatic conditions could have a significant effect on the operating results of APAC's construction operations. In particular, unfavorable weather conditions could delay the completion of construction projects and may require the use of additional resources. In addition, certain of the products sold by Valvoline are seasonal in nature, and thus demand for those products may decline due to significant changes in prevailing climate and weather conditions such as floods, frozen rivers and hurricanes.

FAILURE TO SUCCESSFULLY IMPLEMENT ASHLAND'S CHEMICAL SECTOR SUPPLY CHAIN OPTIMIZATION PROJECT COULD ADVERSELY IMPACT ASHLAND'S RESULTS OF OPERATIONS AND CASH FLOWS.

     Ashland is undergoing a major process initiative designed to optimize the supply chain function in Ashland's Chemical Sector. By integrating the supply chain function of the Chemical Sector's business units and creating more efficient, customer responsive processes including source-to-pay, plan-to-deliver and order-to-cash, Ashland can lower costs, while increasing service levels and customer satisfaction. While extensive planning is underway to support the optimization of the Chemical Sector's Supply Chain, such implementations carry substantial project risk, including the potential for business interruption and associated adverse impacts on operating results.

ASHLAND'S IMPLEMENTATION OF ITS SAP(TM) ENTERPRISE RESOURCE PLANNING ("ERP") PROJECT HAS THE POTENTIAL FOR BUSINESS INTERRUPTION AND ASSOCIATED ADVERSE IMPACT ON OPERATING RESULTS.

     In 2004, Ashland initiated a multi-year ERP project that is expected to be implemented worldwide across the Chemical Sector to achieve increased efficiency and effectiveness in supply chain, financial and environmental, health and safety processes. In October 2005, Ashland successfully completed the implementation of the ERP system in Canada. While extensive planning is underway to support a smooth implementation of the ERP system worldwide, such implementations carry substantial project risk, including the potential for business interruption and associated adverse impacts on operating results.

ASHLAND IS RESPONSIBLE FOR, AND HAS FINANCIAL EXPOSURE TO, LIABILITIES FROM PENDING AND THREATENED CLAIMS, INCLUDING THOSE ALLEGING PERSONAL INJURY CAUSED BY EXPOSURE TO ASBESTOS, WHICH COULD REDUCE ASHLAND'S CASH FLOWS AND PROFITABILITY AND COULD IMPAIR ITS FINANCIAL CONDITION.

     There are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matter which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable.

     In addition, Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley"), a former subsidiary of Ashland. Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies. As a result of the transactions, Ashland is responsible for, and has financial exposure to, these liabilities, which could reduce Ashland's cash flows and profitability and impair its financial condition.

ASHLAND HAS INCURRED AND WILL INCUR SUBSTANTIAL OPERATING COSTS AND CAPITAL EXPENDITURES AS A RESULT OF ENVIRONMENTAL AND HEALTH AND SAFETY LIABILITIES AND REQUIREMENTS, PARTICULARLY RELATING TO ITS CHEMICAL SECTOR, WHICH COULD REDUCE ASHLAND'S RESULTS OF OPERATIONS AND PROFITABILITY.

     Ashland is subject to various U.S. and foreign laws and regulations relating to environmental protection and worker health and safety. These laws and regulations regulate discharges of pollutants into the air and water, the management and disposal of hazardous substances and the cleanup of contaminated properties. The costs of complying with these laws and regulations can be substantial and may increase as applicable requirements become more stringent and new rules are implemented. If Ashland violates the requirements of these laws and regulations, it may be forced to pay substantial fines, to complete additional costly projects, or to modify or curtail its operations to limit contaminant emissions.

     Ashland is responsible for, and has financial exposure to, substantially all of the environmental liabilities and other liabilities of Ashland and its subsidiaries. However, in connection with Ashland's transfer of its 38% interest in MAP to Marathon, the parties agreed that Ashland would not be liable for environmental costs related to the Transferred Assets incurred on or after January 1, 2004 in excess of $50 million. Ashland has investigated and remediated a number of its current and former properties. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as remediation continues.

ASHLAND HAS LIMITED USE OF THE PROCEEDS FROM THE MAP TRANSACTION TO PAY DIVIDENDS OR REPURCHASE SHARES WHICH COULD HAVE AN ADVERSE IMPACT ON ASHLAND'S STOCK PRICE.

     Ashland has made certain representations of its intent with regard to the use of the proceeds from the MAP Transaction to the Internal Revenue Service and to Marathon. These representations include one to the effect that Ashland intends to comply with Internal Revenue Service Revenue Procedure 96-30, which generally requires that (i) any share repurchase be done in the open market and (ii) Ashland does not intend to repurchase more than 20% of its outstanding shares. Ashland's limited use of the proceeds from the MAP Transaction could have an adverse impact on Ashland's stock price.

THE AVAILABILITY AND COSTS OF FINANCINGS MAY BE ADVERSELY IMPACTED BY THE MAP TRANSACTION DUE TO CONCURRENT OR SUBSEQUENT REDUCTIONS IN DEBT RATINGS.

     Concurrent with the closing of the MAP Transaction, Moody's Investors Service reduced Ashland's long term debt rating to Ba1, a non-investment grade rating. On September 22, 2005, Standard & Poor's reduced Ashland's long term debt rating to BBB- with a negative outlook. Ashland's access to debt markets at times may be limited due to these reduced ratings, and Ashland is likely to incur higher costs for debt financings.

PROVISIONS OF ASHLAND'S ARTICLES OF INCORPORATION AND BY-LAWS, ITS RIGHTS AGREEMENT AND KENTUCKY LAW COULD DETER TAKEOVER ATTEMPTS THAT SOME SHAREHOLDERS MAY CONSIDER DESIRABLE, WHICH COULD ADVERSELY AFFECT ASHLAND'S STOCK PRICE.

     Provisions of Ashland's articles of incorporation and by-laws make acquiring control of Ashland without the support of its Board of Directors difficult for a third party, even if the change of control might be beneficial to Ashland shareholders. Ashland's articles of incorporation and by-laws contain:

     -     provisions  relating  to  the  classification,   nomination  and
           removal of its directors;

     - provisions limiting the right of shareholders to call special meetings of its Board of Directors and shareholders;

     - provisions regulating the ability of its shareholders to bring matters for action at annual meetings of its shareholders; and

     - the authorization given to its Board of Directors to issue and set the terms of preferred stock.

     In addition, Ashland's shareholder rights agreement could cause extreme dilution to any person or group who attempts to acquire a significant interest in Ashland without advance approval of its Board of Directors. Ashland's articles of incorporation and the laws of Kentucky impose some restrictions on mergers and other business combinations between Ashland and any beneficial owner of 10% or more of the voting power of its outstanding common stock. The existence of these provisions may deprive shareholders of any opportunity to sell their shares at a premium over the prevailing market price for Ashland common stock. The potential inability of Ashland shareholders to obtain a control premium could adversely affect the market price for its common stock.

ASHLAND MAY ISSUE PREFERRED STOCK WHOSE TERMS COULD ADVERSELY AFFECT THE VOTING POWER OR VALUE OF ITS COMMON STOCK.

     Ashland's articles of incorporation authorizes it to issue, without the approval of its shareholders, one or more classes or series of preferred stock having such preferences, powers and relative, participating, optional and other rights, including preferences over its common stock respecting dividends and distributions, as its Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of Ashland's common stock. For example, Ashland could grant holders of preferred stock the right to elect some number of its directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Ashland could assign to holders of preferred stock could affect the residual value of its common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     Ashland's corporate headquarters, which is leased, is located in Covington, Kentucky. Principal offices of other major operations are located in Atlanta, Georgia (APAC); Dublin, Ohio (Ashland Distribution and Ashland Specialty Chemical); Boonton, New Jersey (Ashland Specialty Chemical); Lexington, Kentucky (Valvoline); and Russell, Kentucky (Administrative Services). All of these offices are leased, except for the Russell office and two buildings in Dublin, Ohio, which are owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under "Item 1" in this annual report on Form 10-K. Additional information concerning certain leases may be found in Note H of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

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

     The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding
100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed. Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 51,900 active lawsuits pending as of September 30, 2005. In these active lawsuits, less than 0.2% of the active lawsuits involve claims between $0 and $100,000; approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.2% of the active lawsuits involve claims between $5 million and $10 million; approximately 2% of the active lawsuits involve claims between $10 million and $15 million; and less than 0.2% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.


     For additional information regarding liabilities arising from asbestos-related litigation, see "Management's Discussion and Analysis - Application of Critical Accounting Policies - Asbestos-related litigation" and Note O of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.


     U.S. Department of Justice ("USDOJ") Antitrust Division  Investigation
- In November 2003, Ashland received a subpoena from the USDOJ relating to a foundry resins grand jury investigation. Ashland has cooperated with the USDOJ by providing all documents and access to all witnesses requested. As is frequently the case when such investigations are in progress, a number of civil actions have since been filed in multiple jurisdictions, most of which are seeking class action status for classes of customers of foundry resins. These cases have been consolidated for pretrial purposes in the United States District Court, Southern District of Ohio. Ashland will vigorously defend the actions.

     Environmental Proceedings - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 2005, Ashland had been named a PRP at 102 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance. For additional information regarding environmental matters and reserves, see "Management's Discussion and Analysis - Application of Critical Accounting Policies - Environmental remediation" and Note O of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

     (2) On May 13, 2002, Ashland entered into a plea agreement with the U.S. Attorney's Office for the District of Minnesota and the USDOJ regarding a May 16, 1997, sewer fire at the St. Paul Park, Minnesota refinery, which is now owned and operated by MAP. As part of the plea agreement, Ashland entered guilty pleas to two misdemeanors, paid a $3.5 million fine related to violations of the CAA, paid $3.55 million as restitution to the employees injured in the fire, and paid $200,000 as restitution to the responding rescue units. Ashland also agreed to complete certain upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains to meet standards established by Subpart QQQ of the New Source Performance Standards of the CAA (the "Refinery Upgrades"). The Refinery Upgrades, completed in 2004, have been acknowledged and accepted by the appropriate agencies. As part of the plea agreement, Ashland entered into and satisfied the terms and conditions of a deferred prosecution agreement, and as a result the deferred prosecution was dismissed by the court on February 22, 2005.

     As part of its sentence, Ashland was placed on probation for five years. The primary condition of probation is an obligation not to commit future federal, state, or local crimes. If Ashland were to commit such a crime, not only would it be subject to prosecution for that new violation, but the government could also seek to revoke Ashland's probation. The probation office has retained an independent environmental consultant to review and monitor Ashland's compliance with applicable environmental requirements and the terms and conditions of probation. The court also included other customary terms and restrictions of probation in its probation order.

     (3) In 1990, contamination of groundwater at Ashland's former Canton, Ohio refinery (now owned and operated by MAP) was first identified and reported to Ohio's Environmental Protection Agency ("OEPA"). Since that time, Ashland has voluntarily conducted investigation and remediation activities and regularly communicated with OEPA regarding this matter. Ashland and the State of Ohio have exchanged Consent Order drafts and have met to negotiate the terms of such an order. The state filed a complaint in February 2004, but simultaneously expressed an interest in continuing Consent Order settlement discussions. Following the filing of the complaint, Ashland, OEPA and Ohio's Office of the Attorney General have continued to work to finalize a Consent Order. The state has advised that it will assess a penalty as part of the overall settlement and has made an initial request for $650,000.

     Class Action Lawsuit Related to MAP Transaction - On April 8, 2005, Shiva Singh filed a complaint in the Supreme Court of the State of New York in New York County, individually and on behalf of others similarly situated, against Ashland and the individual members of Ashland's Board of Directors. The complaint also names Marathon, MAP and Credit Suisse First Boston LLC ("CSFB") as defendants. On May 19, 2005, Ashland and the director defendants removed the action to the United States District Court for the Southern District of New York. The lawsuit arose out of the MAP Transaction, which was announced on March 19, 2004, and was valued at approximately $3 billion. The complaint alleged breach of fiduciary duties against Ashland, its directors, Marathon and MAP as well as negligence and breach of fiduciary duties against CSFB. The complaint also alleged aiding and abetting breach of fiduciary duties and/or negligence against each of the defendants.

     The plaintiff sought to recover from defendants an unspecified amount of damages. The plaintiff also sought to enjoin the proposed transaction between Ashland and Marathon (and any related shareholder vote); to require defendants to make a full and fair disclosure of all material facts before completion of the transaction; and to require defendants to obtain a current, independent fairness opinion concerning the transaction. In the event that the proposed transaction was consummated prior to the entry of the court's final judgment, an event that has now occurred, the plaintiff sought to rescind the transaction as well as damages. The plaintiff also sought reimbursement of its costs and disbursements in the action, including reasonable fees and expenses of plaintiff's attorneys and experts. Ashland believes the lawsuit was without merit.

     On April 27, 2005, Ashland signed an amendment to its agreement to transfer its 38% interest in MAP and two other businesses to Marathon. Under the amended agreement, Ashland's interest in these businesses was valued at approximately $3.7 billion (compared to $3 billion in the original proposed transaction). As noted in "Item 1. Business - Corporate Developments" to this annual report on Form 10-K, Ashland transferred its 38% interest in MAP and two other businesses to Marathon on June 30, 2005.

     On September 20, 2005, the federal judge entered an order dismissing plaintiff's negligence claims against CSFB and the aiding and abetting claims against all defendants and directed the court clerk to "mark the case closed". As of that date the action is no longer pending against Ashland, the individual members of Ashland's Board of Directors or any other defendant.

     Other Legal Proceedings - In addition to the matters described above, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2005.

ITEM X. EXECUTIVE OFFICERS OF ASHLAND

     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer as to current members of Ashland's Executive Committee and other executive officers).

     JAMES J. O'BRIEN (age 51) is Chairman of the Board, Chief Executive Officer and Director of Ashland, and has served in such capacities since 2002. During the past five years, he has also served as President, Chief Operating Officer, Senior Vice President and Group Operating Officer of Ashland, and as President of Valvoline.

     GARY A. CAPPELINE (age 56) is Senior Vice President of Ashland and President and Chief Operating Officer, Chemical Sector, and has served in such capacities since 2004. During the past five years, he has also served as Group Operating Officer and Vice President of Ashland and President of Ashland Specialty Chemical Company, as a chemical industry partner at Bear Stearns Merchant Bank and as President of AlliedSignal Specialty Chemicals.

     DAVID L. HAUSRATH (age 53) is Senior Vice President, General Counsel and Secretary of Ashland and has served in such capacities since 2004, 1999 and 2004, respectively. During the past five years, he has also served as Vice President of Ashland.

     J. MARVIN QUIN (age 58) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 1992.

     GARRY M. HIGDEM (age 52) was Senior Vice President of Ashland, President and Chief Operating Officer, Transportation Construction Sector, and President of Ashland Paving And Construction, Inc. and served in such capacities since 2004. During the past five years, he has also served as Vice President for Granite Construction Incorporated, Heavy Construction Division. Mr. Higdem resigned from Ashland effective September 14, 2005.

     LAMAR M. CHAMBERS (age 50) is Vice President and Controller of Ashland and has served in such capacities since 2004. During the past five years, he has also served as Senior Vice President - Finance & Administration of Ashland Paving And Construction, Inc., and Auditor of Ashland.

     SUSAN B. ESLER (age 44) is Vice President - Human Resources of Ashland and has served in such capacity since 2004. During the past five years, she has also served as Vice President - Human Resources Programs & Services, Director of Corporate Human Resources and Manager of Executive Compensation of Ashland.

     SAMUEL J. MITCHELL (age 44) is Vice President of Ashland and President of Valvoline and has served in such capacities since 2002. During the past five years, he has also served as Vice President and General Manager of Retail Business and Vice President of Marketing.

     R. KIRK RANDOLPH (age 42) is Vice President of Ashland and President of Ashland Paving And Construction, Inc., and has served in such capacities since September 2005. During the past five years, he has also served as Vice President - Design/Build, Vice President of Operations Support, and Regional Vice President of Ashland Paving And Construction, Inc.

     FRANK L. WATERS (age 44) is Vice President of Ashland and President of Ashland Distribution Company and has served in such capacities since 2002. During the past five years, he has also served as Vice President and General Manager of Ashland Plastics - Europe.

     Each executive officer is elected by the Board of Directors of Ashland to a term of one year, or until a successor is duly elected, at the annual meeting of the Board of Directors, except in those instances where the officer is elected other than at an annual meeting of the Board of Directors, in which case his or her tenure will expire at the next annual meeting of the Board of Directors unless the officer is re-elected.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     For information relating to equity compensation plans required by Item 201(d) of Regulation S-K, see Item 12 in this annual report on Form 10-K.

     See Quarterly Financial Information on page F-32 for information relating to market price and dividends of Ashland's Common Stock.

     At November 21, 2005, there were approximately 14,700 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, National (formerly Cincinnati Stock Exchange), Pacific and Philadelphia stock exchanges.

     There were no sales of unregistered securities required to be reported under Item 701 of Regulation S-K.

     The following table summarizes information regarding purchases of Ashland Common Stock by Ashland during the fourth quarter of fiscal 2005.

                 Issuer Purchases of Equity Securities (1)

                                                                                                    Maximum number
                                                                                                   (or approximate
                                                                              Total number of      dollar value) of
                                                                             shares purchased      shares that may
                                                        Average price       as part of publicly    yet be purchased
                                 Total number of       paid per share,        announced plans      under the plans
Period                          shares purchased    including commission        or programs          or programs
----------                      -----------------   ---------------------   -------------------    -----------------
                                       (a)                   (b)                    (c)                  (d)

July 1 - July 31                      18,100               $59.98                   18,100           $268,914,312
August 1 - August 31                 344,100               $59.35                  344,100           $248,493,634
September 1 - September 30         1,406,400               $55.37                1,406,400           $170,622,063
                                   ---------               ------                ---------           ------------
     Total                         1,768,600               $56.19                1,768,600           $170,622,063
                                   =========               ======                =========           ============

(1) On July 21, 2005, Ashland's Board of Directors authorized a share repurchase program in an amount up to $270 million.

ITEM 6. SELECTED FINANCIAL DATA

     See Five-Year Selected Financial Information on page F-33.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Quantitative and Qualitative Disclosures about Market Risk  on page
M-13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures - As of September 30, 2005, Ashland, under the supervision and with the participation of Ashland's management, including Ashland's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in timely alerting them to material information relating to Ashland and its consolidated subsidiaries required to be included in Ashland's periodic SEC filings on Forms 10-K and 10-Q.

     Changes in Internal Control Over Financial Reporting - There has been no change in Ashland's internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, Ashland's internal control over financial reporting.

     Internal Control - See Management's Report on Internal Control Over Financial Reporting on page F-2.

ITEM 9B. OTHER INFORMATION

     None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information to appear under the captions "Election of Directors" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" in Ashland's definitive Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2005. See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Part I - Item X in this annual report on Form 10-K.

     There is hereby incorporated by reference the information to appear under the caption "Audit Committee Report" regarding Ashland's audit committee financial experts, as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended, in Ashland's Proxy Statement.

     There is hereby incorporated by reference the information to appear under the caption "Corporate Governance - Shareholder Nominations of Directors" in Ashland's Proxy Statement.

     There is hereby incorporated by reference the information to appear under the caption "Corporate Governance - Governance Principles" in Ashland's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information to appear under the captions "Executive Compensation," "Compensation of Directors" and "Corporate Governance - Personnel and Compensation Committee Interlocks and Insider Participation" in Ashland's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     There is hereby incorporated by reference the information to appear under the captions "Ashland Common Stock Ownership of Directors and Certain Officers of Ashland" and "Ashland Common Stock Ownership of Certain Beneficial Owners" in Ashland's Proxy Statement.

     The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2005. Except as disclosed in the narrative to the table, all plans were approved by shareholders of Ashland.

                                           Equity Compensation Plans

                                                              Equity Compensation Plan Information
                                        --------------------------------------------------------------------------------
                                                                                                Number of securities
                                           Number of securities                              remaining available for
                                            to be issued upon          Weighted-average         future issuance under
                                                exercise              exercise price of       equity compensation plans
                                         of outstanding options,     outstanding options,       (excluding securities
Plan Category                              warrants and rights       warrants and rights      reflected in column (a))
-------------                           -------------------------    --------------------     --------------------------
                                                   (a)                       (b)                         (c)

Equity compensation plans approved by
     security holders..............              3,224,516                  $39.88                    1,307,327 (2)
Equity compensation plans
     not approved by security holders               38,076 (1)              $26.99                    1,000,000 (3)
                                               -----------                  ------                    ---------
             Total.................             3,262,592                   $39.72                    2,307,327
                                                =========                   ======                    =========

(1) The Ashland Inc. Stock Option Plan for Employees of Joint Ventures was not approved by Ashland's shareholders. This plan was approved by Ashland's Board of Directors on September 17, 1998, and was specifically designed to grant stock options and/or SARs to employees of joint ventures in which Ashland has an interest. There are currently no shares reserved for future issuance under this plan. The Board of Directors authorized the issuance of the shares at the time the stock options were granted. A recipient of such stock options and/or SARs has the right to purchase Ashland Common Stock at a price and on terms specified by the Personnel and Compensation Committee of Ashland's Board of Directors. The stock options listed in the table above were granted to certain MAP employees and were registered with the SEC. All stock options and SARs granted under this plan expired on November 19, 2005.

(2) Includes 495,679 shares available for issuance under the Amended and Restated Ashland Inc. Incentive Plan, 434,790 shares available for issuance under the Deferred Compensation Plan for Employees, and 376,858 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors.

(3) Includes 500,000 shares available for issuance under the Deferred Compensation Plan for Employees (2005) and 500,000 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors (2005). Because these plans are not equity compensation plans as defined by the rules of the New York Stock Exchange, neither plan required approval by Ashland's shareholders. The plans were approved by Ashland's Board of Directors on November 4, 2004, and became effective January 1, 2005. The plans provide an opportunity to defer amounts of specified types of compensation as a means of saving for retirement and other purposes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     There is hereby incorporated by reference the information with respect to principal accountant fees and services to appear under the captions "Ratification of Auditors" and "Audit Committee Report" in Ashland's Proxy Statement.

     Ernst & Young LLP ("E&Y"), Ashland's independent registered public accounting firm, has advised the Audit Committee of Ashland that it has identified two independence issues in connection with certain prohibited income tax compliance and other services performed by E&Y affiliates in Denmark and South Africa. These services involved holding value-added tax funds of a de minimis amount and making payment of such funds to the applicable tax authority in Denmark in respect of an Ashland subsidiary in the Netherlands and serving as the registered office receiving communications and holding statutory records (e.g., minutes, books, registers of shareholders, directors and officers) in respect of an Ashland subsidiary in South Africa. These actions by affiliates of E&Y have been discontinued. Custody of the assets of an audit client is not permitted under the AICPA auditor independence rules as well as the SEC auditor independence rules. The Audit Committee and E&Y have discussed E&Y's independence with respect to Ashland in light of the foregoing facts. Both the Ashland Audit Committee and E&Y have considered the impact that the holding and paying of these funds and the receiving of correspondence and holding of documents may have had on E&Y's independence with respect to Ashland and have each independently concluded that there has been no impairment of E&Y's independence. In making this determination, the Audit Committee and E&Y considered, among other matters, the de minimis amount of funds involved, the ministerial nature of the actions, and that the subsidiaries involved are not material to the consolidated financial statements of Ashland.

                                  PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A) DOCUMENTS FILED AS PART OF THIS REPORT

     (1) and (2) Financial Statements and Financial Schedule

     (3) See Item 15(b) in this annual report on Form 10-K

     The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

     (B) DOCUMENTS REQUIRED BY ITEM 601 OF REGULATION S-K
         3.1    -     Second  Restated   Articles  of  Incorporation  of
                      Ashland  effective  July 21,  2005  (filed as Exhibit
                      3(i) to  Ashland's  Form 10-Q for the  quarter  ended
                      June 30, 2005, and incorporated herein by reference).
         3.2    -     By-laws of Ashland,  effective  as of June 30, 2005
                      (filed as Exhibit  3(ii) to  Ashland's  Form 10-Q for
                      the quarter  ended June 30,  2005,  and  incorporated
                      herein by reference).
         4.1    -     Ashland  agrees to provide the SEC,  upon  request,
                      copies of instruments  defining the rights of holders
                      of   long-term   debt  of  Ashland  and  all  of  its
                      subsidiaries for which consolidated or unconsolidated
                      financial  statements  are  required to be filed with
                      the SEC.
         4.2    -     Indenture,  dated as of August 15, 1989, as amended
                      and restated as of August 15, 1990,  between  Ashland
                      and Citibank,  N.A., as Trustee (filed as Exhibit 4.2
                      to  Ashland's  annual  report  on Form  10-K  for the
                      fiscal   year   ended   September   30,   2001,   and
                      incorporated herein by reference).
         4.3    -     Rights Agreement, dated as of May 16, 1996, between
                      Ashland Inc. and the Rights Agent, together with Form
                      of  Right  Certificate   (filed  as  Exhibit  4.4  to
                      Ashland's  annual  report on Form 10-K for the fiscal
                      year  ended  September  30,  2001,  and  incorporated
                      herein by reference).
         4.4    -     Amendment  No. 1 dated as of March  18,  2004,  to
                      Rights  Agreement  dated as of May 16, 1996,  between
                      Ashland  Inc. and Rights Agent (filed as Exhibit 4 to
                      Ashland's  Form 10-Q for the quarter  ended March 31,
                      2004, and incorporated herein by reference).
         4.5    -     Amendment  No. 2 dated as of April  27,  2005,  to
                      Rights  Agreement  dated as of May 16, 1996,  between
                      Ashland  Inc.  and Rights Agent (filed as Exhibit 4.7
                      to  Ashland's   Form   S-4/A   on   May  2,  2005, and
                      incorporated herein by reference).

     The following Exhibits 10.1 through 10.17 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulation S-K.
        10.1    -     Ashland  Inc.   Deferred   Compensation  Plan  for
                      Non-Employee  Directors  (filed  as  Exhibit  10.5 to
                      Ashland's  Form 10-Q for the quarter  ended  December
                      31, 2004, and incorporated herein by reference).
        10.2    -     Ashland Inc.  Deferred  Compensation Plan (filed as
                      Exhibit 10.3 to  Ashland's  Form 10-Q for the quarter
                      ended December 31, 2004, and  incorporated  herein by
                      reference).
        10.3    -     Ashland  Inc.   Deferred   Compensation  Plan  for
                      Employees  (2005)  (filed as Exhibit 10 to  Ashland's
                      Form 10-Q for the quarter  ended March 31, 2005,  and
                      incorporated herein by reference).
        10.4    -     Amendment   No.  1  to  Ashland   Inc.   Deferred
                      Compensation  Plan for Employees (2005) dated October
                      28, 2005.
        10.5    -     Ashland  Inc.   Deferred   Compensation  Plan  for
                      Non-Employee Directors (2005) (filed as Exhibit 10.6 to Ashland's Form 10-Q for the quarter ended December
                      31, 2004, and incorporated herein by reference).

        10.6    -     Eleventh   Amended  and   Restated   Ashland  Inc.
                      Supplemental   Early   Retirement  Plan  for  Certain
                      Employees  (filed as Exhibit 10.2 to  Ashland's  Form
                      10-Q for the quarter  ended  December 31,  2004,  and
                      incorporated herein by reference).
        10.7    -     Amendment  No. 1 to Eleventh  Amended and  Restated
                      Ashland Inc.  Supplemental  Early Retirement Plan for
                      Certain Employees dated December 20, 2004.
        10.8    -     Ashland  Inc.  Salary  Continuation  Plan (filed as
                      Exhibit 10.5 to Ashland's  annual report on Form 10-K
                      for the fiscal year ended  September  30,  2002,  and
                      incorporated herein by reference).
        10.9    -     Form of Ashland Inc. Executive  Employment Contract
                      between  Ashland  Inc.  and  certain   executives  of
                      Ashland  (filed as Exhibit 10.6 to  Ashland's  annual
                      report  on  Form  10-K  for  the  fiscal  year  ended
                      September  30,  2002,  and  incorporated   herein  by
                      reference).
        10.10   -     Form of  Indemnification  Agreement between Ashland
                      Inc. and members of its Board of Directors.
        10.11   -     Ashland Inc.  Nonqualified  Excess Benefit  Pension
                      Plan - 2003  Restatement  (filed as  Exhibit  10.1 to
                      Ashland's  Form 10-Q for the quarter  ended  December
                      31, 2004, and incorporated herein by reference).
        10.12   -     Ashland Inc.  Directors'  Charitable  Award Program
                      (filed as Exhibit 10.11 to Ashland's annual report on
                      Form 10-K for the  fiscal  year ended  September  30,
                      2002, and incorporated herein by reference).
        10.13   -     Ashland Inc.  1993 Stock  Incentive  Plan (filed as
                      Exhibit 10.11 to Ashland's annual report on Form 10-K
                      for the fiscal year ended  September  30,  2000,  and
                      incorporated herein by reference).
        10.14   -     Ashland Inc.  1997 Stock  Incentive  Plan (filed as
                      Exhibit 10.14 to Ashland's annual report on Form 10-K
                      for the fiscal year ended  September  30,  2002,  and
                      incorporated herein by reference).
        10.15   -     Amended and Restated  Ashland Inc.  Incentive  Plan
                      (filed as Exhibit 10.1 to Ashland's Form 10-Q for the
                      quarter ended June 30, 2004, and incorporated  herein
                      by reference).
        10.16   -     Forms of Notice granting Stock Appreciation  Rights
                      Awards.
        10.17   -     Form of Notice granting Restricted Stock Awards.
        10.18   -     Form of Notice granting  Nonqualified  Stock Option
                      Awards.
        10.19   -     Five-Year,  $350 Million Revolving Credit Agreement
                      dated as of March 21, 2005 (filed as Exhibit  10.1 to
                      Ashland's  Form  8-K  filed  on  March  24, 2005, and
                      incorporated herein by reference).
        10.20*  -     Master  Agreement  dated as of March 18, 2004,  and
                      Amendment  No. 1 dated as of April  27,  2005,  among
                      Ashland  Inc.,  ATB Holdings  Inc.,  EXM LLC, New EXM
                      Inc., Marathon Oil Corporation, Marathon Oil Company,
                      Marathon  Domestic LLC and Marathon Ashland Petroleum
                      LLC (filed as  Exhibit  2.1 to  Ashland's  Form S-4/A
                      dated and filed May 19, 2005, and incorporated herein
                      by reference).
        10.21*  -     Amended and  Restated Tax Matters  Agreement  dated
                      April 27,  2005,  among  Ashland  Inc.,  ATB Holdings
                      Inc.,   EXM  LLC,   New  EXM   Inc.,   Marathon   Oil
                      Corporation,  Marathon Oil Company, Marathon Domestic
                      LLC and  Marathon  Ashland  Petroleum  LLC  (filed as
                      Annex B to  Ashland's  Form S-4/A dated and filed May
                      19, 2005, and incorporated herein by reference).
        10.22*  -     Assignment and Assumption  Agreement (VIOC Centers)
                      dated as of March 18, 2004,  between Ashland Inc. and
                      ATB Holdings Inc. (filed as Annex D to Ashland's Form
                      S-4/A dated and filed May 19, 2005, and  incorporated
                      herein by reference).
        10.23*  -     Assignment   and  Assumption   Agreement   (Maleic
                      Business) dated as of March 18, 2004, between Ashland
                      Inc.  and ATB  Holdings  Inc.  (filed  as  Annex C to
                      Ashland's Form S-4/A dated and filed May 19, 2005, and incorporated herein by reference).

        10.24*  -     Amendment  No. 2 dated as of March 18,  2004,  and
                      Amendment  No. 3 dated as of April 27,  2005,  to the
                      Amended  and  Restated  Limited   Liability   Company
                      Agreement  dated as of December 31, 1998, of Marathon
                      Ashland  Petroleum  LLC, by and between  Ashland Inc.
                      and  Marathon  Oil  Company  (filed  as  Annex  E  to
                      Ashland's  Form S-4/A  dated and filed May 19,  2005,
                      and incorporated herein by reference).
        10.25** -     Amendment  No. 1 dated as of March 17,  2004,  to the
                      Amended  and  Restated  Limited   Liability   Company
                      Agreement  dated as of December 31, 1998, of Marathon
                      Ashland  Petroleum  LLC  (filed  as  Exhibit  10.2 to
                      Ashland's  Form 10-Q for the quarter  ended March 31,
                      2004, and incorporated herein by reference).
        10.26*  -     Amendment  No. 2 dated as of March 17, 2004, to the
                      Put/Call Registration Rights and Standstill Agreement
                      dated as of  January  1,  1998,  among  Marathon  Oil
                      Company,  USX Corporation,  Ashland Inc. and Marathon
                      Ashland  Petroleum  LLC  (filed  as  Exhibit  10.1 to
                      Ashland's  Form 10-Q for the quarter  ended March 31,
                      2004, and incorporated herein by reference).
        11      -     Computation  of Earnings Per Share  (appearing  on
                      page F-12 of this annual report on Form 10-K).
        12      -     Computation of Ratio of Earnings to Fixed Charges.
        21      -     List of Subsidiaries.
        23.1    -     Consent of Independent Registered Public Accounting
                      Firm.
        23.2    -     Consent of Tillinghast-Towers Perrin.
        23.3    -     Consent of Hamilton, Rabinovitz & Alschuler, Inc.
        24      -     Power of  Attorney,  including  resolutions  of the
                      Board of Directors.
        31.1    -     Certification of James J. O'Brien,  Chief Executive
                      Officer of  Ashland,  pursuant  to Section 302 of the
                      Sarbanes-Oxley Act of 2002.
        31.2    -     Certification  of J. Marvin Quin,  Chief Financial
                      Officer of  Ashland,  pursuant  to Section 302 of the
                      Sarbanes-Oxley Act of 2002.
        32      -     Certification of James J. O'Brien,  Chief Executive
                      Officer  of  Ashland,   and  J.  Marvin  Quin,  Chief
                      Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Ashland  agrees to  supplement  this filing and furnish a copy of any
     omitted  schedule  to  the  United  States   Securities  and  Exchange
     Commission upon request.

     **Portions of this document have received confidential treatment.

     Upon written or oral request, a copy of the above exhibits will be furnished at cost.


                                    2O

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASHLAND INC.
                                        (Registrant)
                                        By:
                                        /s/ J. Marvin Quin
                                        ---------------------------------
                                        J. Marvin Quin
                                        Senior Vice President and Chief
                                        Financial Officer
                                        Date:  December 9, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on December 9, 2005.

               SIGNATURES                                                       CAPACITY
               ----------                                                       --------

               /S/ JAMES J. O'BRIEN                  Chairman of the Board, Chief Executive Officer and Director
--------------------------------------------
                 JAMES J. O'BRIEN

                /S/ J. MARVIN QUIN                   Senior Vice President and Chief Financial Officer
--------------------------------------------
                  J. MARVIN QUIN

               /S/ LAMAR M. CHAMBERS                 Vice President, Controller and Principal Accounting Officer
--------------------------------------------
                 LAMAR M. CHAMBERS

                         *                           Director
--------------------------------------------
                  ERNEST H. DREW

                         *                           Director
--------------------------------------------
                   ROGER W. HALE

                         *                           Director
--------------------------------------------
                BERNADINE P. HEALY

                         *                           Director
--------------------------------------------
                 MANNIE L. JACKSON

                         *                           Director
--------------------------------------------
                 KATHLEEN LIGOCKI

                         *                           Director
--------------------------------------------
                 PATRICK F. NOONAN

                         *                           Director
--------------------------------------------
               GEORGE A. SCHAEFER, JR.

                         *                           Director
--------------------------------------------
                 THEODORE M. SOLSO

                         *                           Director
--------------------------------------------
                  MICHAEL J. WARD

*By:     /s/ David L. Hausrath
         David L. Hausrath
         Attorney-in-Fact
Date:    December 9, 2005

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table shows revenues, operating income and operating information by industry segment for each of the last three years ended September 30.

(In millions)                                                                        2005         2004         2003
--------------------------------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
APAC                                                                            $   2,539    $   2,525    $   2,400
Ashland Distribution                                                                3,810        3,199        2,811
Ashland Specialty Chemical                                                          1,763        1,386        1,212
Valvoline                                                                           1,326        1,297        1,235
Intersegment sales                                                                   (168)        (106)         (92)
                                                                                ----------   ----------   ----------
                                                                                $   9,270    $   8,301    $   7,566
                                                                                ==========   ==========   ==========
OPERATING INCOME
APAC                                                                            $      48    $     111    $     (42)
Ashland Distribution                                                                  123           78           32
Ashland Specialty Chemical                                                            134           87           31
Valvoline                                                                              90          105           87
Refining and Marketing (a)                                                            486          383          263
Corporate                                                                            (135)        (102)        (105)
                                                                                ----------   ----------   ----------
                                                                                $     746    $     662    $     266
                                                                                ==========   ==========   ==========
OPERATING INFORMATION
APAC
      Construction backlog at September 30 (millions) (b)                       $   2,038    $   1,746    $   1,745
      Net construction job revenues (millions) (c)                              $   1,458    $   1,433    $   1,361
      Hot-mix asphalt production (million tons)                                      31.3         33.4         32.5
      Aggregate production (million tons)                                            31.4         29.6         28.7
Ashland Distribution (d)
      Sales per shipping day (millions)                                         $    15.1    $    12.6    $    11.2
      Gross profit as a percent of sales                                              9.7%         9.6%         9.9%
Ashland Specialty Chemical (d)
      Sales per shipping day (millions)                                         $     7.0    $     5.4    $     4.8
      Gross profit as a percent of sales                                             26.6%        27.9%        29.9%
Valvoline
      Lubricant sales (million gallons)                                             175.4        191.6        193.5
      Premium lubricants (percent of U.S. branded volumes)                           23.4%        21.5%        18.5%
Refining and Marketing (e)
      Refinery runs (thousand barrels per day)
        Crude oil refined                                                             970          920          900
        Other charge and blend stocks                                                 182          167          133
      Refined product sales (thousand barrels per day) (f)                          1,421        1,385        1,345
      Refining and wholesale marketing margin (per barrel) (g)                  $    4.58    $    3.11    $    2.59
--------------------------------------------------------------------------------------------------------------------

(a)  Includes  Ashland's equity income from Marathon Ashland  Petroleum LLC
     (MAP) through June 30, 2005, amortization related to Ashland's excess investment in MAP, and other activities associated with refining and marketing.
(b) Includes APAC's proportionate share of the backlog of unconsolidated joint ventures.
(c)  Total construction job revenues, less subcontract costs.
(d) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.
(e) Amounts represent 100% of MAP's operations. Amounts for 2005 are for the nine months ended June 30, 2005, when Ashland's 38% ownership ceased.
(f) Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(g) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

RESULTS OF OPERATIONS

     Ashland's net income amounted to $2,004 million in 2005, $378 million in 2004 and $75 million in 2003. Income from continuing operations (which excludes discontinued operations and the cumulative effect of accounting changes) amounted to $2,005 million in 2005, $398 million in 2004 and $94 million in 2003. Results for 2005 included a net gain of $1,531 million from the MAP Transaction and a related loss on the early retirement of debt, as described in Note D of Notes to Consolidated Financial Statements. Ashland's results from discontinued operations, consisting of charges associated with estimated future asbestos liabilities less probable insurance recoveries, as well as net income from the discontinued operations of its Electronic Chemicals business, along with the cumulative effect of accounting changes adopted in 2003, accounted for the difference in net income and income from continuing operations.

     Chemical Sector (consisting of Ashland Distribution, Ashland Specialty Chemical and Valvoline) operating income totaled $347 million in 2005, compared to $270 million in 2004 and $150 million in 2003. Ashland Distribution and Ashland Specialty Chemical both reported record performances for 2005 on the strength of increased sales and operating revenues, while Valvoline's results declined from the record 2004 performance, reflecting a decrease in lubricant sales volumes. The Transportation Construction Sector, commercially known as Ashland Paving And Construction, Inc. (APAC), recorded operating income of $48 million in 2005, compared to income of $111 million in 2004 and a loss of $42 million in 2003. APAC's decline in 2005 reflected an active hurricane and tropical storm season, which caused work disruptions and rapid increases in raw material and energy costs. Refining and Marketing operating income was $486 million in 2005, compared to $383 million in 2004 and $263 million in 2003. The 2005 results reflect nine months of equity income from Ashland's 38% ownership interest in MAP through June 30, 2005, when Ashland transferred its interest in MAP to Marathon (as described in Note D of Notes to Consolidated Financial Statements). An analysis of operating income by industry segment follows.

APAC

     Operating income from APAC totaled $48 million in 2005, compared to $111 million in 2004. Weather delays due to the highly active hurricane and tropical storm season affected APAC's key summer construction season, and hot-mix asphalt production, a key source of profits, declined 6% versus the prior year. Given the fixed nature of many of APAC's costs, volume declines disproportionately reduce earnings. In addition, rapidly rising raw material and energy costs throughout the year outpaced price increases and affected profits on fixed-price contracts. Equity income from an Atlanta airport runway project declined by $13 million as that job was completed in 2005, while gains on asset sales were $9 million lower in 2005. In 2004, APAC reversed into income a $5 million reserve for liquidated damages established in 2003 related to a large highway construction project in Virginia. In addition, the provision for job loss reserves was $7 million higher in 2005 versus 2004, partially as a result of higher raw material and energy costs in fixed price backlog. Partially offsetting these negative effects was an $8 million increase in gains on hedges of gasoline and diesel fuel costs. As of September 30, 2005, APAC's construction backlog, which consists of contracts awarded and funded but not yet performed, was $2.0 billion, up 17% compared to 2004.

     Operating income from APAC totaled $111 million in 2004, compared with an operating loss of $42 million in 2003. Higher margins on construction work, driven primarily by reduced operating costs, was the primary contributor to the earnings improvement. Income also increased from the sale of hot-mix asphalt and aggregates, reflecting improved pricing and margins as well as slightly higher sales volumes in both areas. Operating efficiency increased as a result of broad-based business improvement programs implemented between 2002 and 2004, and somewhat better weather conditions for 2004 overall, compared with the record levels of rainfall experienced in 2003. APAC reversed into income a $5 million reserve for liquidated damages established in 2003 related to a large highway construction project in Virginia. Also contributing to 2004 earnings, APAC sold a significant portion of its ready-mix concrete operations in the June quarter, realizing proceeds net of selling expenses of $38 million and a pretax gain of $9 million. Costs related to Project PASS, APAC's process redesign initiative completed during 2004, amounted to $10 million in 2004, compared with $20 million in 2003.

ASHLAND DISTRIBUTION

     Ashland Distribution reported record operating income of $123 million in 2005, a 58% improvement compared with $78 million in 2004. During the September 2005 quarter, Ashland Distribution delivered its seventh consecutive quarter of record operating income and 16th consecutive record sales month. Sales and operating revenues increased 19% compared with 2004, reflecting increased selling prices, as total volumes declined 1% due to one less shipping day and the disposition of the ingestibles business. Adjusting for the ingestibles disposition, sales volumes were up 1% on a per day basis. Gross profit as a percent of sales increased slightly, from 9.6% to

9.7%,  demonstrating  the division's  success in passing through rising raw
material  costs  and  by  aggressively  managing  expenses.   Environmental
remediation expenses increased $5 million compared to 2004.

     Ashland Distribution generated operating income of $78 million in 2004, compared with $32 million in 2003. Sales increased 14% compared with 2003, due to a 7% increase in unit volumes and a 7% increase in selling prices. Gross profit as a percent of sales declined slightly, from 9.9% to 9.6%, attributable primarily to lower margins within the chemicals product category. Selling, general and administrative expenses declined 10%, reflecting cost-cutting and efficiency improvements achieved through Ashland's Top-Quartile Cost Structure (TQCS) program that began in 2003. Income in 2004 increased from all regions, both domestically and in Europe.

ASHLAND SPECIALTY CHEMICAL

     Operating income from Ashland Specialty Chemical increased to a record $134 million in 2005, a 54% improvement compared to $87 million in 2004. Sales and operating revenues increased 27%, while gross profit as a percent of sales declined from 27.9% to 26.6%, as raw material costs escalated at a faster pace than could be recovered through increased selling prices. Revenues from the performance materials businesses (Casting Solutions, Composite Polymers and Specialty Polymers & Adhesives) increased 33%, reflecting higher selling prices and increased volumes resulting primarily from the December 2004 acquisition of the DERAKANE(R) resins business. Revenues from the water technologies businesses (Drew Industrial and Drew Marine) increased 9%, reflecting increased sales volumes. Results for 2005 included approximately $4 million in net, non-recurring gains principally related to the termination of a product supply contract and a $7 million pretax gain on the sale of an idle plant in Plaquemine, Louisiana. Results for 2004 included a $6 million pretax gain on the sale of a parcel of land and other fixed assets at the same location. Environmental remediation expenses were $5 million higher in 2005 compared to 2004.

     Operating income from Ashland Specialty Chemical increased to $87 million in 2004, compared to $31 million in 2003. Sales from the performance materials businesses increased 17%, reflecting an 11% increase in unit sales volumes and a 6% increase in selling prices. The increase in sales was partially offset by a decline in gross profit percentage due to the inability to fully recover persistently rising raw materials costs. The water technologies businesses achieved higher income as a result of a 7% increase in revenues. Ashland Specialty Chemical's selling, general and administrative expenses were reduced in 2004, reflecting cost reductions achieved through Ashland's TQCS program. Adding to income in 2004, a parcel of land and fixed assets in Plaquemine, Louisiana were sold for net proceeds of $9 million, resulting in a pretax gain of $6 million. Results for 2003 included an impairment charge of $10 million for a maleic anhydride production facility, as well as a charge of $5 million for staff reductions under the TQCS program.

VALVOLINE

     Valvoline  reported  operating  income of $90  million in 2005,  a 14%
decline compared with the record $105 million reported in 2004. The reduction in earnings resulted from an 8% decrease in lubricant sales volumes, reflecting deep competitive discounting and a decline in the U.S. branded lubricant market, and rapidly rising raw material costs. Earnings from Valvoline Instant Oil Change (VIOC) decreased 16% due to the sale of 60 VIOC centers to Marathon in the MAP Transaction on June 30, 2005, and a decrease in the number of oil changes. Partially offsetting these decreases were record results from Valvoline's international operations, which increased 38% compared to 2004 on the strength of improved results in Europe and Latin America. At September 30, 2005, VIOC operated 300 company-owned service centers, compared to 360 centers in 2004 and 357 centers in 2003. The VIOC franchising program continues to expand, with 473 centers open at September 30, 2005, compared to 397 centers in 2004 and 372 centers in 2003.

     Valvoline generated record operating income of $105 million in 2004, compared with $87 million in 2003. Lubricant sales volumes decreased 1% from 2003, but unit sales of higher-margin premium lubricants (MaxLife, Durablend and SynPower) increased 15%. VIOC reported its third year of record earnings due in part to a 3% increase in non-oil change revenues and a 2% increase in premium oil changes, contributing to a 6% increase in the average sale per customer visit. Valvoline's international operations posted record operating income in 2004, mostly due to a 6% increase in lubricant sales volumes and strengthening foreign currencies.

REFINING AND MARKETING

     Operating income from Refining and Marketing, which consisted primarily of equity income from Ashland's 38% ownership interest in MAP through June 30, 2005, amounted to $486 million in 2005, compared to $383 million in 2004. Equity income from MAP's refining and marketing operations for the nine months ended

June 30, 2005 was $114 million higher than for all of 2004, reflecting an increase of $1.47 per barrel in its refining and wholesale marketing margin. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) for the nine months ended June 30, 2005 was $4 million higher than for all of 2004, reflecting higher merchandise margins. Equity income from MAP's transportation operations for the nine months ended June 30, 2005 was $8 million lower than for all of 2004, reflecting the three less months of operations during Ashland's period of ownership. Ashland's environmental remediation expenses for former refining and marketing sites, including those conveyed to MAP for which Ashland retained remediation obligations, amounted to $23 million in 2005, versus income of $6 million in 2004 resulting from reductions in estimated reserves.

     Operating income from Refining and Marketing was $383 million in 2004, compared to $263 million in 2003. Equity income from MAP's refining and marketing operations increased $127 million, reflecting an increase of 52 cents per barrel in its refining and wholesale marketing margin. MAP's refineries processed approximately 1.1 million barrels per day of crude oil and other feedstocks during 2004, an increase of 5% from 2003. Equity income from MAP's retail operations declined $6 million due to an $8 million gain on the sale of Speedway SuperAmerica's southern stores in 2003.

CORPORATE

     Corporate expenses were $135 million in 2005, $102 million in 2004 and $105 million in 2003. The increase in 2005 reflected $20 million in charges for estimated future insurance premiums due Oil Insurance Limited (OIL), the energy-industry mutual insurance consortium in which Ashland participates. The increase in future premiums was the result of a higher level of losses than anticipated for the members of OIL, due primarily to the effects of hurricanes and tropical storms. Ashland has given notice to OIL that it will terminate its participation effective December 31, 2005, and the increased premiums will be payable upon withdrawal from OIL. These estimates may change as additional information becomes available and OIL calculates the final withdrawal premium. Also contributing to the increase in corporate expenses for 2005 was a $6 million increase in environmental remediation expenses primarily related to former businesses other than chemical and refining and marketing operations. In addition, accruals for performance-based employee incentive plans and stock incentive plans were $5 million higher in 2005. The reduction in corporate expenses for 2004 compared to 2003 reflected an increase in 2004 of $16 million related to performance-based employee incentive plans, which was more than offset by the inclusion in 2003 of $19 million in severance and other transition costs related to Ashland's TQCS and other cost reduction programs.

GAIN ON THE MAP TRANSACTION

     See Note D of Notes to Consolidated Financial Statements for a discussion of the MAP Transaction and the resulting pretax gain of $1,284 million recorded in 2005.

LOSS ON EARLY RETIREMENT OF DEBT

     See Note D of Notes to Consolidated Financial Statements for a discussion of the early retirement of debt associated with the MAP Transaction, which resulted in a pretax loss of $145 million recorded in 2005.

NET INTEREST AND OTHER FINANCIAL COSTS

     The following table summarizes the components of net interest and other financial costs.

(In millions)                                   2005         2004         2003
-------------------------------------------------------------------------------
Net interest and other financial costs
Interest expense                            $     90     $    114     $    123
Expenses on sales of accounts receivable           4            3            3
Other financial costs                              3            3            3
Interest income                                  (15)          (6)          (1)
                                            ----------   ----------   ---------
                                            $     82     $    114     $    128
                                            ==========   ==========   =========

     Ashland's long-term debt declined from $1.8 billion at September 30, 2002 to $94 million at the end of fiscal 2005, accounting for a reduction in interest expense of $9 million in 2004 and an additional $24 million in 2005. As described in Note D of Notes to Consolidated Financial Statements, Ashland repaid most of its outstanding debt and certain other financial obligations with the proceeds of the MAP Transaction. Interest and other financial costs of

$86 million in 2005 will not be incurred in future periods because of the repayments. Interest income increased $5 million in 2004, with most of that increase due to the recognition of interest income associated with income tax refunds claimed for prior years. Interest income increased $9 million in 2005, primarily reflecting the investment of remaining cash proceeds from the MAP Transaction in the September 2005 quarter.

INCOME TAXES

     As described in Note D of Notes to Consolidated Financial Statements, Ashland's income tax benefit for 2005 included a benefit of $335 million associated with the MAP Transaction, resulting from the reversal of deferred tax liabilities. Also as described in Note D, the pretax gain of $1,284 million was non-taxable to Ashland. Ashland's income tax benefit for 2005 also included $39 million in tax benefits related to prior years. These benefits resulted primarily from a favorable settlement with the Internal Revenue Service (IRS) for the 1996-1998 audit period and the reevaluation of income tax reserves related to other years.

     Ashland's income tax expense for 2004 included $48 million in tax benefits related to prior years. During the year, Ashland reached resolution with the IRS on several open tax matters from prior years, resulting in a tax benefit of $33 million as a result of the reduction of amounts previously provided as contingent tax liabilities. In addition, Ashland recognized federal income tax benefits associated with a claim for additional research and development tax credits valued at $15 million.

     Excluding these identified items, Ashland's adjusted effective tax rate was 33.1% in 2005, compared to 36.1% in 2004 and 31.9% in 2003. The overall effective rate was lower in 2003 than in 2004 and 2005 due to Ashland's lower level of earnings in 2003 and the resulting larger relative portion of those earnings derived from income taxed at less than full U.S. statutory rates.

DISCONTINUED OPERATIONS AND ACCOUNTING CHANGES

     Results of Ashland's discontinued operations are summarized below. See Note P of Notes to Consolidated Financial Statements for an explanation of these amounts.

(In millions)                                                      2005         2004         2003
--------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations (net of tax)
Asbestos-related litigation reserves and expenses             $      (1)   $     (18)  $     (109)
Electronic Chemicals
      Results of operations                                           -            -           14
      Gain (loss) on sale of operations                               -           (3)          81
Resolution of tax contingency issues                                  -            1            -
                                                              ----------   ----------  -----------
                                                              $      (1)   $     (20)  $      (14)
                                                              ==========   ==========  ===========

     As discussed in Note A of Notes to Consolidated Financial Statements, as of July 1, 2003, Ashland consolidated a lessor entity in its financial statements under FIN 46, and doing so resulted in an after-tax charge of $5 million to adjust the depreciation included in the cumulative lease payments to conform to Ashland's depreciation methods.

FINANCIAL POSITION

LIQUIDITY

     Cash flows from operations, a major source of Ashland's liquidity, amounted to $37 million in 2005, $209 million in 2004 and $242 million in 2003. Such amounts include cash distributions from MAP of $272 million in 2005, $146 million in 2004 and $197 million in 2003. During 2005, Ashland paid income taxes of $299 million, compared with $84 million in 2004 and $24 million in 2003. Ashland also contributed $121 million to its qualified pension plans in 2005, compared with $137 million in 2004 and $61 million in 2003. Reflected in cash flows from operations for 2005 was the repurchase of $150 million of accounts receivable previously sold under Ashland's sale of receivables facility. Cash flows from operations during 2005 were supplemented by $3.3 billion in proceeds from the MAP Transaction and $115 million in proceeds from the issuance of common stock resulting from stock option exercises. Cash flows from operations during 2004 were supplemented by $108 million in proceeds from the issuance of common stock resulting from stock option exercises, as well as $48 million from the sale of certain APAC operations. After using a portion of the MAP Transaction proceeds to retire most of its debt and certain other financial obligations, Ashland had $1.4 billion of cash, cash equivalents and available-for-sale securities at September 30, 2005.

     Ashland's financial position has enabled it to obtain capital for its financing needs. Following shareholder approval of the MAP Transaction in June 2005, Moody's lowered Ashland's senior debt rating from Baa2 to Ba1, their highest non-investment grade rating, and also lowered Ashland's commercial paper rating from P-3 to N-P (Not-Prime), citing the annual cash flow lost from the operations sold. In September 2005, Standard & Poor's lowered Ashland's senior debt rating from BBB to BBB-, its lowest investment grade rating, and lowered Ashland's commercial paper rating from A-2 to A-3. Ratings downgrades below investment grade can significantly increase a company's borrowing costs. Ashland has a revolving credit agreement that expires on March 21, 2010, which provides for up to $350 million in borrowings. The borrowing capacity under this facility was reduced by $102 million of letters of credit outstanding at September 30, 2005. While the revolving credit agreement contains a covenant limiting new borrowings based on Ashland's stockholders' equity, the agreement would have permitted an additional $5.5 billion of borrowings at September 30, 2005. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

     At September 30, 2005,  working capital (excluding debt due within one year) amounted to $2,224 million, compared to $926 million at the end of 2004. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $126 million at September 30, 2005 and $95 million at September 30, 2004. Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 193% of current liabilities at September 30, 2005, compared to 84% at the end of 2004. These increases reflect the cash proceeds from the MAP Transaction net of debt repayments.

CAPITAL RESOURCES

     On July 21, 2005, Ashland's Board of Directors authorized the purchase of $270 million of Ashland common stock in the open market. Through September 30, 2005, Ashland had repurchased 1.8 million shares at a cost of $100 million.

     Property additions amounted to $702 million during the last three years and are summarized in the Information by Industry Segment on page F-31. Property additions included buyouts of operating leases of $101 million in 2005 and $33 million in 2004. For the past three years, APAC accounted for 46% of Ashland's capital expenditures, while Ashland
Specialty Chemical accounted for 23% and Valvoline accounted for 16%. Capital used for acquisitions amounted to $166 million during the last three years, of which $31 million was invested in APAC, $16 million in Ashland Distribution, $91 million in Ashland Specialty Chemical and $28 million in Valvoline. A summary of the capital employed in Ashland's operations follows. The decrease in capital employed in Refining and Marketing in 2005 reflects the MAP Transaction.


(In millions)                                 2005         2004         2003
-----------------------------------------------------------------------------
Capital employed
  APAC                                   $   1,133    $     959    $   1,014
  Ashland Distribution                         513          449          418
  Ashland Specialty Chemical                   612          490          438
  Valvoline                                    483          388          399
  Refining and Marketing                      (107)       2,053        1,866

     During 2005, Ashland reduced its total debt by $1,454 million to $94 million and stockholders' equity increased by $1,033 million to $3.7 billion, both primarily as a result of the MAP Transaction. Increases resulting from $2,004 million of net income, $156 million from issuance of common shares under stock incentive and other plans, and $19 million of translation gains associated with foreign operations were partially offset by the distribution of Marathon shares from the MAP Transaction of $936 million, common stock repurchases of $100 million, cash dividends of $79 million, a $30 million increase in the minimum pension liability and $1 million in unrealized losses on cash flow hedges. Debt as a percent of capital employed was reduced from 36.4% at the end of 2004 to 2.5% at September 30, 2005.

     During 2006, Ashland expects capital expenditures of approximately $300 million compared with $380 million in 2005. The decline reflects decreases for APAC and Valvoline, which included most of the $101 million in lease buyouts in 2005, and increases for Ashland Distribution and Ashland Specialty Chemical. In 2004, Ashland initiated a multi-year SAP enterprise resource planning (ERP) project that is expected to be implemented world-wide across Ashland's Chemical Sector to achieve increased efficiency and effectiveness in supply chain, financial, and environmental, health and safety processes. Overall costs for this project through 2007 are expected to total approximately $90 million, of which approximately $80 million will be capitalized, including $25 million of capitalized costs expected to be spent in 2006. While extensive planning is underway to support a smooth implementation of the ERP system, such implementations carry substantial project risk, including the potential for business interruption and associated adverse impacts on operating results.

     The following table aggregates Ashland's commitments to make future payments under existing contracts at September 30, 2005. Contractual cash obligations for which the ultimate settlement amounts are not fixed and determinable have been excluded.

                                                                                 2007-        2009-      Later
(In millions)                                          Total         2006        2008         2010       Years
----------------------------------------------------------------------------------------------------------------
Contractual obligations
Obligations to construction subcontractors         $     583   $      525   $      58    $       -    $       -
Raw material purchase obligations                        183           76          82           21            4
Employee benefit obligations (a)                         459          177          64           62          156
Operating lease obligations                              246           50          77           47           72
Long-term debt (b)                                       135           19          28           32           56
                                                   ----------  -----------  ----------   ----------   ----------
Total contractual obligations                      $   1,606   $      847   $     309    $     162    $     288
                                                   ==========  ===========  ==========   ==========   ==========


(a) Includes estimated funding of Ashland's qualified U.S. and non-U.S. pension plans for 2006, as well as projected benefit payments through 2015 under Ashland's nonqualified pension plans and other postretirement benefit plans. See Note Q of Notes to Consolidated Financial Statements for additional information.
(b) Includes principal and interest payments. Capitalized lease obligations are not significant and are included in long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

     Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation and off-road construction equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates. Capitalized lease obligations are not significant and are included in long-term debt.

     In June 2005, Ashland used $101 million of the proceeds from the MAP Transaction to purchase assets (primarily APAC construction equipment and VIOC stores) formerly leased under operating leases. Future minimum rental payments were not affected by this purchase.

     On March 15, 2000, Ashland entered into a five-year agreement to sell, on an ongoing basis with limited recourse, up to a $200 million undivided interest in a designated pool of accounts receivable. Under the terms of the agreement, new receivables were added to the pool and collections reduced the pool. Ashland retained a credit interest in these receivables and addressed its risk of loss on this retained interest in its allowance for doubtful accounts. Receivables sold excluded defaulted accounts or concentrations over certain limits with any one customer. On March 15, 2005, this agreement was extended for a period of one year and the capacity was increased to $250 million. The agreement was terminated by Ashland on July 27, 2005.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The preparation of Ashland's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include long-lived assets, employee benefit obligations, income taxes, reserves and associated receivables for asbestos litigation, environmental remediation, and income recognized under construction contracts. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland's Board of Directors.

LONG-LIVED ASSETS

     The cost of plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). During 2003, Ashland recognized an impairment charge of $10 million for a maleic anhydride production facility that is shut down and not likely to reopen based on internal analyses. Although circumstances can change considerably over time, Ashland is not aware of any impairment indicators that would necessitate periodic reviews on any significant asset within property, plant and equipment at September 30, 2005.

     Intangible assets with indefinite lives are subject to annual impairment tests. Such tests are completed separately with respect to the goodwill of each of Ashland's reporting units, which generally are synonymous with its industry segments. However, the individual operating divisions of Ashland Specialty Chemical are also considered reporting units under FAS 142. Since market prices of Ashland's reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of those units. Fair values are based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of peer group companies for each of these reporting units. Ashland recognized impairment charges of $9 million in 2003 and $2 million in 2004 for goodwill associated with non-strategic businesses of APAC identified for sale. Ashland did not recognize any goodwill impairment during 2005. The most recent annual impairment tests indicated that the fair values of each of Ashland's reporting units with significant goodwill were in excess of their carrying values by at least 17%, and the consolidated fair values exceeded carrying values by more than 30%. Despite that excess, however, impairment charges could still be required if a divestiture decision were made with respect to a particular business included in one of the reporting units.

EMPLOYEE BENEFIT OBLIGATIONS

     Ashland and its subsidiaries sponsor contributory and noncontributory qualified and non-qualified defined benefit pension plans that cover substantially all employees in the United States and in a number of other countries. Benefits under these plans generally are based on employees' years of service and compensation during the years immediately preceding their retirement. In addition, the companies also sponsor unfunded postretirement benefit plans, which provide health care and life insurance benefits for eligible employees who retire or are disabled. Retiree contributions to Ashland's health care plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance. Life insurance plans generally are noncontributory.

     As of September 30, 2005, Ashland revised certain of its demographic assumptions used to determine its pension and other postretirement benefit costs. The mortality assumption was changed from the 1983 Group Annuity Mortality Table for Males (set back six years for females) to the RP2000 Table for Healthy Lives in order to reflect longer life expectancies. In addition, the turnover assumption was changed to rates based on actual plan experience for the years 1996 through 2000. The previous turnover assumption was based on actual plan experience through 1990. These changes are effective as of September 30, 2005 for disclosure purposes and for 2006 expense. Current retirement rates based on actual plan experience were not revised. The assumption study recently performed indicated that the assumption was appropriate.

     The principal economic assumptions used to determine Ashland's pension and other postretirement benefit costs are the discount rate, the rate of compensation increase and the expected long-term rate of return on plan assets. Because Ashland's retiree health care plans contain various caps that limit Ashland's contributions and because medical inflation is expected to continue at a rate in excess of these caps for the immediate future, the health care cost trend rate has no material impact on Ashland's postretirement health care benefit costs.

     Beginning September 30, 2005, Ashland developed the discount rate used to determine the present value of its obligations under the U.S. pension and postretirement health and life plans by matching the stream of benefit payments from the plans to the Citigroup Pension Discount Curve Spot Rates. Ashland changed to this approach to better reflect the specific cash flows of these plans in determining the discount rate. The discount rate determined as of September 30, 2005 was 5.48% for the U.S. pension plans and 5.33% for the postretirement health and life plans. Non-U.S. pension plans followed a similar process based on financial markets in those countries where Ashland provides a defined benefit pension plan. Previously, the discount rate for U.S. pension plans was based on the Moody's Aa Corporate Bond Index, adjusted for longer durations of the pension plans as compared to the shorter duration of the index, and also adjusted to convert the semi-annual coupons in the index to an annual discount rate. This adjusted rate was then rounded to the nearest 25 basis points, which resulted in a discount rate of 6.0% as of September 30, 2004. Ashland's expense under these plans is determined using the discount rate as of the beginning of the fiscal year, which amounted to 6.0% for 2005 for the pension plans, 6.0% for the first seven months of the fiscal year for the postretirement health plans and 5.5% for the final five months of the fiscal year as a result of the

May 1, 2005 remeasurement reflecting the amendment to the prescription drug benefit of the health care plans for retirees age 65 or older. Historically, the discount rates used for expense were 6.25% for 2004 and 6.75% for 2003. The 2006 expense for the pension plans will be based on a discount rate of 5.48%, while 5.33% will be used for the postretirement health and life plans.

     The rate of compensation increase assumptions were 4.5% for 2005, 4.5% for 2004 and 5.0% for 2003. The long-term expected rate of return on assets was assumed to be 8.5% in 2005, 8.5% in 2004 and 9.0% in 2003. The return on plan assets is subject to wide year-to-year variances. For 2005, the pension plan assets generated an actual return of 14.0%, compared to 11.8% in 2004 and 19.1% in 2003. However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances. Ashland has generated compounded annual investment returns of 5.3% and 8.2% on its pension plan assets over the last five-year and ten-year periods. Shown below are the estimated increases in pension and postretirement expense that would have resulted from a 1% change in each of the assumptions for each of the last three years.

(In millions)                                                  2005         2004         2003
----------------------------------------------------------------------------------------------
Increase in pensions costs from
  Decrease in the discount rate                           $      22    $      21    $      20
  Increase in the salary adjustment rate                          9            9            9
  Decrease in the expected return on plan assets                  9            7            6
Increase in other postretirement costs from
  Decrease in the discount rate                                   2            2            2

INCOME TAXES

     Ashland is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining Ashland's provision for income taxes and the related assets and liabilities. In the ordinary course of Ashland's business, there are many transactions and calculations where the ultimate tax determination is uncertain. Ashland is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of FASB Statement No. 5, "Accounting for Contingencies."

     Although Ashland believes it has appropriate support for the positions taken on tax returns, a liability has been recorded that represents Ashland's best estimate of the probable loss on certain of these positions. Ashland believes that the recorded accruals for all known tax liabilities are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although Ashland believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain. Therefore, Ashland's assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although Ashland believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on Ashland's income tax provision, net income, or cash flows could result in the period such a determination is made. Due to the complexity involved, Ashland is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

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

     From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made, with the assistance of HR&A, based on a combination of a number of factors including the actual volume of new claims, recent settlement costs, changes in the mix of alleged disease, enacted legislative changes and other developments impacting Ashland's estimate of future payments. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $571 million at September 30, 2005, compared to $618 million at September 30, 2004.

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

     Ashland retained the services of Tillinghast-Towers Perrin to assist management in estimating the value of reasonably possible insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries, Ashland has used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. Ashland will continue to apply this methodology until such time as the disagreement is resolved. On July 21, 2004, Ashland filed a demand for arbitration to resolve the dispute concerning the interpretation of this agreement.

     At September 30, 2005, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $400 million, of which $64 million relates to costs previously paid. Receivables from insurance companies amounted to $435 million at September 30, 2004. Approximately 40% of the estimated receivables from insurance companies at September 30, 2005 are expected to be due from Equitas and other London companies. Of the remainder, approximately 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

ENVIRONMENTAL REMEDIATION

     Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At

September 30, 2005, such locations included 102 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 94 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 214 are being actively remediated. Ashland's reserves for environmental remediation amounted to $178 million at September 30, 2005 and $152 million at September 30, 2004, of which $145 million at September 30, 2005 and $119 million at September 30, 2004 were classified in noncurrent liabilities on the Consolidated Balance Sheets. The total reserves for environmental remediation reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

     Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $47 million in 2005, $2 million in 2004 and $22 million in 2003.

     No individual remediation location is material to Ashland as its largest reserve for any site is less than 10% of the remediation reserve. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.

CONSTRUCTION CONTRACTS

     Income related to construction contracts generally is recognized by the units-of-production method, which is a variation of the percentage-of-completion method. Construction jobs by their very nature are subject to numerous risks that could create variances from expectations. Such risks include changes in raw material and other costs, adverse weather conditions and the performance of subcontractors and other entities. Income is only certain after a job is completed, and the extent of completion can be difficult to assess in certain circumstances.

     The extent of completion for each production phase is determined by reference to material quantities, labor hours, subcontract costs or other factors that are believed to be most indicative of the progress made under each phase of a project. Revenues earned are computed by reference to the contract or detailed analyses of revenues and expenses by production phase that supported the related construction contract or bid proposal. These detailed analyses also serve as early indicators as to whether a construction contract may ultimately be completed at a loss. Any anticipated losses on such contracts are charged against operations as soon as such losses are determined to be probable and estimable. In 2003, reserves of $14 million were established for job losses related to a large highway construction project in Virginia, reflecting weather-related cost increases and construction delays resulting from record levels of rainfall. In 2004, $5 million of that reserve, which was the amount that had been provided for potential liquidated damages, was reversed into income when it was determined that those damages would not apply.

     Assumptions concerning the extent of completion can have a significant effect on the income recognized on an individual construction project in any period. However, the effects of individual assumptions on APAC's reported results are mitigated to some extent by the significant number of jobs in various stages of completion at any point in time.

OUTLOOK

     Ashland  has four  primary  goals in fiscal  2006:  to  integrate  the
Chemical Sector, to improve the performance of the Transportation Construction Sector, to employ the proceeds from the MAP Transaction in a value-creating manner and to generate cash flow.

     To achieve sustained profitable growth, Ashland must leverage efficiencies throughout its chemical businesses and across its range of customers and suppliers. Therefore, Ashland's supply chain must be global, highly adaptive and technology-enabled. In October 2005, Ashland successfully launched the first phase of its enterprise resource planning system, GlobalOne, in Canada. GlobalOne is intended to provide the Chemical Sector with uniformity, transparency and leverage across the supply chain, thereby reducing administrative and transit costs and working capital. Most important, this common system should enable seamless, efficient and effective processing of customer orders for any Chemical Sector product. The objective of GlobalOne's implementation is to provide superior customer service while increasing efficiencies in purchasing, manufacturing and delivery processes.

     To be successful, APAC must achieve operational excellence in both the construction services and construction materials components of its business. The ability to schedule properly, manage project costs from initiation to completion and optimize the use of material, equipment and personnel will drive construction services profits. In addition, APAC must manage its asphalt and aggregate plants more efficiently and achieve higher production levels. Finally, APAC is carefully analyzing the profitability of each of its markets and assessing their future potential. The primary objective is to grow APAC's bottom line, even if this results in a smaller construction business.

     At September 30, 2005, APAC's backlog of work awarded and funded, but not yet performed, totaled $2.0 billion, 17% ahead of 2004. The Major Projects Group won three significant projects in 2005, representing approximately 9% of the total backlog. A hedging program was initiated in March 2005, partially protecting APAC's backlog against escalating gasoline and diesel fuel costs on a go-forward basis. Steps have been taken to establish consistent, effective processes that should make APAC more efficient.

     Key improvement areas have been identified for APAC. Focus is increasing on selling aggregates and hot-mix asphalt to third parties. Also, when these construction materials are used in APAC's construction jobs, the focus is on capturing their market value in the construction bids. Finally, APAC is reflecting rising energy and raw material costs in its pricing models. Ultimately, in a business driven by being the low bidder, APAC must be operationally excellent to keep projects on track and finish on time - safely, under budget and with high quality for its customers.

     The MAP Transaction put Ashland in a solid financial position. With the proceeds, most of Ashland's debt was retired creating a strong balance sheet. Ashland is now carefully considering opportunities to deploy the proceeds in value-creating ways. As acquisitions are considered, teams are identifying different markets, channels and customers - all with the goal of strengthening Ashland's core businesses, leveraging its capabilities and achieving its financial objectives. Ashland is looking beyond U.S. borders to emerging growth markets.

     An important determinant of the value of a business is its ability to generate cash flow over time. Ashland's goal is to drive sustainable cash flow from its portfolio across an economic cycle. The goal will be pursued by driving profit growth from Ashland's businesses and improving efficiency from its capital assets.

     Ashland's sales and operating revenues are normally subject to seasonal variations. Although APAC normally enjoys a relatively long construction season, most of its operating income is generated during the construction period of May through October. The following table compares operating income by quarter for the three years ended September 30, 2005, excluding Refining and Marketing operations, to illustrate the historical seasonality of Ashland's remaining four wholly-owned businesses. Amounts for each quarter do not necessarily total to results for the year due to rounding.

(In millions)                                2005         2004         2003
----------------------------------------------------------------------------
Quarterly operating income (loss)
December 31                             $      44    $      66    $       8
March 31                                       25            8          (45)
June 30                                       120           87           38
September 30                                   70          117            1


EFFECTS OF INFLATION AND CHANGING PRICES

     Ashland's financial statements are prepared on the historical cost method of accounting and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Although annual inflation rates have been low in recent years, Ashland's results are still affected by the cumulative inflationary trend from prior years.

     Certain   of  the   industries   in   which   Ashland   operates   are
capital-intensive, and replacement costs for its plant and equipment generally would exceed their historical costs. Accordingly, depreciation, depletion and amortization expense would be greater if it were based on current replacement costs. However, since replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive than existing facilities, mitigating part of the increased expense.

     Ashland uses the LIFO method to value a substantial portion of its inventories to provide a better matching of revenues with current costs. However, LIFO values such inventories below their replacement costs.

     Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power. Ashland's monetary assets now exceed its monetary liabilities, leaving it more exposed to the effects of future inflation than in the past, when that relationship was reversed.

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to Ashland's operating performance. These estimates are based upon a number of assumptions, including those mentioned within MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters). Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur. Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A of Notes to Consolidated Financial Statements and in Item 1A of this annual report on Form 10-K. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Ashland regularly uses commodity-based and foreign currency derivative instruments to manage its exposure to price fluctuations associated with the purchase of diesel fuel and gasoline, as well as certain transactions denominated in foreign currencies. All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders' equity section of the Consolidated Balance Sheet as a component of total comprehensive income and subsequently recognized in net income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. Ashland has designated a limited portion of its foreign currency derivatives as qualifying for hedge accounting treatment, but their impact on the consolidated financial statements is not significant. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts. Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2005 does not have significant credit risk on open derivative contracts. The potential loss from a hypothetical 10% adverse change in commodity prices or foreign currency rates on Ashland's open commodity-based and foreign currency derivative instruments at September 30, 2005 would not significantly affect Ashland's consolidated financial position, results of operations, cash flows or liquidity.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

                                                                                 PAGE
                                                                            ----------
Management's report on internal control over financial reporting .........        F-2
Reports of independent registered public accounting firm .................   F-3, F-4
Consolidated financial statements:
     Statements of consolidated income ...................................        F-5
     Consolidated balance sheets .........................................        F-6
     Statements of consolidated stockholders' equity .....................        F-7
     Statements of consolidated cash flows ...............................        F-8
     Notes to consolidated financial statements ..........................        F-9
Information by industry segment ..........................................       F-30
Quarterly financial information ..........................................       F-32
Consolidated financial schedule:
     Schedule II - Valuation and qualifying accounts .....................       F-32
Five-year selected financial information .................................       F-33


     Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements for MAP required by Rule 3-09 of Regulation S-X will be filed as an amendment to this annual report on Form 10-K within 90 days after the end of MAP's fiscal year ending December 31, 2005. Separate financial statements of other unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note E of Notes to Consolidated Financial Statements.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for the preparation and integrity of the consolidated financial statements and other financial information included in this annual report on Form 10-K. Such financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accounting principles are selected and information is reported which, using management's best judgment and estimates, present fairly Ashland's consolidated financial position, results of operations and cash flows. The other financial information in this annual report on Form 10-K is consistent with the consolidated financial statements.

     Ashland's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Ashland's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ashland's consolidated financial statements. Ashland's internal control over financial reporting is supported by a code of business conduct entitled "Business Responsibilities of an Ashland Employee" which summarizes our guiding values such as obeying the law, adhering to high ethical standards and acting as responsible members of the communities where we operate. Compliance with that Code forms the foundation of our internal control systems, which are designed to provide reasonable assurance that Ashland's assets are safeguarded and its records reflect, in all material respects, transactions in accordance with management's authorization. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the related benefits. Management believes that adequate internal controls are maintained by the selection and training of qualified personnel, by an appropriate division of responsibility in all organizational arrangements, by the establishment and communication of accounting and business policies, and by internal audits.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee. The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland's policies, procedures and controls, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function. The Committee holds meetings with Ashland's internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland's financial reporting and their evaluation of Ashland's internal controls. The report of Ashland's Audit Committee can be found in the Company's 2005 Proxy Statement.

     Management assessed the effectiveness of Ashland's internal control over financial reporting as of September 30, 2005. Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2005.

     Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Ashland Inc. and consolidated subsidiaries, management's assessment of the effectiveness of Ashland's internal control over financial reporting and the effectiveness of Ashland's internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.





/s/ James J. O'Brien                                      /s/ J. Marvin Quin
James J. O'Brien                                              J. Marvin Quin
Chairman of the Board and                          Senior Vice President and
Chief Executive Officer                              Chief Financial Officer


November 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

     We have audited the accompanying consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Ashland Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above (appearing on pages F-5 to F-31 of this annual report on Form 10-K) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the financial statements, in 2003 Ashland Inc. changed its method of accounting for employee stock based compensation and variable interest entities.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ashland Inc.'s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2005 expressed an unqualified opinion thereon.

                                                      /s/ Ernst & Young LLP
Cincinnati, Ohio
November 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Ashland Inc. and consolidated subsidiaries maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashland Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Ashland Inc. and consolidated subsidiaries maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ashland Inc. and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005 and our report dated November 30, 2005 expressed an unqualified opinion thereon.

                                                      /s/ Ernst & Young LLP
Cincinnati, Ohio
November 30, 2005

Ashland Inc. and Consolidated Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
Years Ended September 30

(In millions except per share data)                                                   2005         2004         2003
---------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                                    $    9,270   $    8,301   $    7,566
Equity income - Note E                                                                 531          432          301
Other income                                                                            59           48           45
                                                                                -----------  -----------  -----------
                                                                                     9,860        8,781        7,912
Costs and expenses
Cost of sales and operating expenses                                                 7,823        6,948        6,390
Selling, general and administrative expenses                                         1,291        1,171        1,256
                                                                                -----------  -----------  -----------
                                                                                     9,114        8,119        7,646
                                                                                -----------  -----------  -----------
Operating income                                                                       746          662          266
Gain on the MAP Transaction - Note D  (a)                                            1,284            -            -
Loss on early retirement of debt - Note D                                             (145)           -            -
Net interest and other financial costs - Note G                                        (82)        (114)        (128)
                                                                                -----------  -----------  -----------
Income from continuing operations before income taxes                                1,803          548          138
Income taxes - Note L                                                                  202         (150)         (44)
                                                                                -----------  -----------  -----------
Income from continuing operations                                                    2,005          398           94
Results from discontinued operations (net of income taxes) - Note P                     (1)         (20)         (14)
                                                                                -----------  -----------  -----------
Income before cumulative effect of accounting changes                                2,004          378           80
Cumulative effect of accounting changes (net of income taxes) - Note A                   -            -           (5)
                                                                                -----------  -----------  -----------
Net income                                                                      $    2,004   $      378   $       75
                                                                                ===========  ===========  ===========

Earnings per share - Note A
Basic
      Income from continuing operations                                         $    27.50   $     5.69   $     1.37
      Results from discontinued operations                                            (.01)        (.28)        (.19)
      Cumulative effect of accounting changes                                            -            -         (.08)
                                                                                -----------  -----------  -----------
      Net income                                                                $    27.49   $     5.41   $     1.10
                                                                                ===========  ===========  ===========
Diluted
      Income from continuing operations                                         $    26.86   $     5.59   $     1.37
      Results from discontinued operations                                            (.01)        (.28)        (.19)
      Cumulative effect of accounting changes                                            -            -         (.08)
                                                                                -----------  -----------  -----------
      Net income                                                                $    26.85   $     5.31   $     1.10
                                                                                ===========  ===========  ===========

(a) "MAP Transaction" refers to the June 30, 2005 transfer of Ashland's 38% interest in Marathon Ashland Petroleum LLC (MAP), Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion. See Note D for further information.


See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
September 30

(In millions)                                                                                        2005         2004
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                                                                      $      985    $     243
Available-for-sale securities - Note J                                                                403            -
Accounts receivable (less allowances for doubtful accounts of
      $43 million in 2005 and $41 million in 2004)                                                  1,599        1,290
Inventories - Note A                                                                                  527          458
Deferred income taxes - Note L                                                                        122          103
Other current assets                                                                                  121          208
                                                                                               -----------   ----------
                                                                                                    3,757        2,302
Investments and other assets
Investment in Marathon Ashland Petroleum LLC (MAP) - Notes D and E                                      -        2,713
Goodwill and other intangibles - Note F                                                               650          529
Asbestos insurance receivable (noncurrent portion) - Note O                                           370          399
Deferred income taxes - Note L                                                                        175            -
Other noncurrent assets                                                                               441          303
                                                                                               -----------   ----------
                                                                                                    1,636        3,944
Property, plant and equipment
Cost
      Land                                                                                            122          123
      Mineral rights and land improvements                                                             77           47
      Buildings                                                                                       545          534
      Machinery and equipment                                                                       2,402        2,332
      Construction in progress                                                                        128           68
                                                                                               -----------   ----------
                                                                                                    3,274        3,104
Accumulated depreciation, depletion and amortization                                               (1,852)      (1,848)
                                                                                               -----------   ----------
                                                                                                    1,422        1,256
                                                                                               -----------   ----------
                                                                                               $    6,815    $   7,502
                                                                                               ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt due within one year
      Revolving credit facility                                                                $        -    $      40
      Current portion of long-term debt                                                                12          399
Trade and other payables                                                                            1,520        1,362
Income taxes                                                                                           13           14
                                                                                               -----------   ----------
                                                                                                    1,545        1,815
Noncurrent liabilities
Long-term debt (less current portion) - Note G                                                         82        1,109
Employee benefit obligations - Note Q                                                                 358          428
Deferred income taxes - Note L                                                                          -          367
Reserves of captive insurance companies                                                               182          179
Asbestos litigation reserve (noncurrent portion) - Note O                                             521          568
Other long-term liabilities and deferred credits                                                      388          330
                                                                                               -----------   ----------
                                                                                                    1,531        2,981
Stockholders' equity - Notes M and N
Preferred stock, no par value, 30 million shares authorized                                             -            -
Common stock, par value $.01 per share in 2005 and $1.00 per share in 2004
      200 million shares authorized in 2005 and 300 million shares authorized in 2004
      Issued - 73 million shares in 2005 and 72 million shares in 2004                                  1           72
Paid-in capital                                                                                       605          478
Retained earnings                                                                                   3,251        2,262
Accumulated other comprehensive loss                                                                 (118)        (106)
                                                                                               -----------   ----------
                                                                                                    3,739        2,706
                                                                                               -----------   ----------
                                                                                               $    6,815    $   7,502
                                                                                               ===========   ==========

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Stockholders' Equity
                                                                                               Accumulated
                                                                                                     other
                                                       Common       Paid-in      Retained    comprehensive
(In millions)                                           stock       capital      earnings             loss         Total
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                       $      68     $     338     $   1,961       $     (194)   $    2,173
Total comprehensive income (a)                                                         75               68           143
Cash dividends, $1.10 per common share                                                (75)                           (75)
Issued 81,698 common shares under
      stock incentive and other plans (b)                                12                                           12
                                                    ----------    ----------    ----------      -----------   -----------
Balance at September 30, 2003                              68           350         1,961             (126)        2,253
Total comprehensive income (a)                                                        378               20           398
Cash dividends, $1.10 per common share                                                (77)                           (77)
Issued 3,310,204 common shares under
      stock incentive and other plans (b)                   4           128                                          132
                                                    ----------    ----------    ----------      -----------   -----------
Balance at September 30, 2004                              72           478         2,262             (106)        2,706
Total comprehensive income (a)                                                      2,004              (12)        1,992
Cash dividends, $1.10 per common share                                                (79)                           (79)
Distribution of Marathon shares from the
      MAP Transaction - Note D                                                       (936)                          (936)
Change in par value of common stock - Note M              (74)           74                                            -
Issued 3,055,082 common shares under
      stock incentive and other plans (b)                   3           153                                          156
Repurchase of 1,768,600 common shares                                  (100)                                        (100)
                                                    ----------    ----------    ----------      -----------   -----------
Balance at September 30, 2005 (c)                   $       1     $     605     $   3,251       $     (118)   $    3,739
                                                    ==========    ==========    ==========      ===========   ===========

(a) Reconciliations of net income to total comprehensive income follow.

      (In millions)                                      2005          2004          2003
      ------------------------------------------------------------------------------------
      Net income                                    $   2,004     $     378     $      75
      Minimum pension liability adjustment                (49)          (21)           24
           Related tax benefit (expense)                   19             8            (9)
      Unrealized translation gains                         19            32            53
           Related tax benefit                              -             1             -
      Unrealized losses on cash flow hedges                (1)            -             -
                                                    ----------    ----------    ----------
      Total comprehensive income                    $   1,992     $     398     $     143
                                                    ==========    ==========    ==========


(b) Includes income tax benefits resulting from the exercise of stock options of $34 million in 2005 and $16 million in 2004. The amount in 2003 was not significant.
(c) At September 30, 2005, the accumulated other comprehensive loss of $118 million (after tax) was comprised of a minimum pension liability of $160 million, net unrealized translation gains of $43 million, and net unrealized losses on cash flow hedges of $1 million.


See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Cash Flows
Years Ended September 30

(In millions)                                                                   2005         2004         2003
---------------------------------------------------------------------------------------------------------------
Cash flows from operations
Income from continuing operations                                         $    2,005   $      398   $       94
Adjustments to reconcile to cash flows from operations
      Depreciation, depletion and amortization                                   193          193          204
      Deferred income taxes                                                     (532)         125           49
      Equity income from affiliates                                             (531)        (432)        (301)
      Distributions from equity affiliates                                       281          169          203
      Gain on the MAP Transaction - Note D                                    (1,284)           -            -
      Loss on early retirement of debt - Note D                                  145            -            -
      Change in operating assets and liabilities (a)                            (235)        (246)          (8)
      Other items                                                                 (5)           2            1
                                                                          -----------  -----------  -----------
                                                                                  37          209          242
Cash flows from financing
Proceeds from issuance of common stock                                           115          108            2
Repayment of long-term debt                                                   (1,552)        (100)        (216)
Repurchase of common stock                                                      (100)           -            -
Increase (decrease) in short-term debt                                           (40)          40          (10)
Cash dividends paid                                                              (79)         (77)         (75)
                                                                          -----------  -----------  -----------
                                                                              (1,656)         (29)        (299)
Cash flows from investment
Additions to property, plant and equipment                                      (380)        (210)        (112)
Purchase of operations - net of cash acquired                                   (156)          (5)          (5)
Proceeds from sale of operations                                               3,306           48            7
Purchases of available-for-sale securities                                      (402)           -            -
Proceeds from sales and maturities of available-for-sale securities                1            -            -
Other - net                                                                       19           26           13
                                                                          -----------  -----------  -----------
                                                                               2,388         (141)         (97)
                                                                          -----------  -----------  -----------
Cash provided (used) by continuing operations                                    769           39         (154)
Cash provided (used) by discontinued operations                                  (27)         (19)         287
                                                                          -----------  -----------  -----------
Increase in cash and cash equivalents                                            742           20          133
Cash and cash equivalents - beginning of year                                    243          223           90
                                                                          -----------  -----------  -----------
Cash and cash equivalents - end of year                                   $      985   $      243   $      223
                                                                          ===========  ===========  ===========

Decrease (increase) in operating assets (a)
Accounts receivable                                                       $     (312)  $     (157)  $      (79)
Inventories                                                                      (82)         (14)          15
Deferred income taxes                                                             (3)           2           22
Other current assets                                                              94          (64)          (5)
Investments and other assets                                                    (245)         (15)           7
Increase (decrease) in operating liabilities (a)
Trade and other payables                                                         150          (15)         115
Income taxes                                                                      (3)         (19)         (50)
Noncurrent liabilities                                                           166           36          (33)
                                                                          -----------  -----------  -----------
Change in operating assets and liabilities                                $     (235)  $     (246)  $       (8)
                                                                          ===========  ===========  ===========

(a) Excludes changes resulting from operations acquired or sold.

Supplemental disclosures
Cash payments for
      Interest                                                            $      119   $      116   $      125
      Income taxes                                                               299           84           24
Non-cash distribution of Marathon stock                                          936            -            -



See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Ashland and its majority owned subsidiaries. Investments in joint ventures and 20% to 50% owned affiliates are accounted for by the equity method. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." Beginning July 1, 2003, the lessor entity in one of Ashland's lease programs was consolidated in Ashland's financial statements under FIN 46, resulting in a pretax charge of $8 million ($5 million net of income taxes) for the cumulative effect of this accounting change. Property, plant and equipment increased by $27 million and long-term debt increased by $35 million as a result of the consolidation of the lessor entity. Ashland canceled the lease and purchased the assets from the lessor in October 2003. All material intercompany transactions and balances have been eliminated. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation.


USE OF ESTIMATES, RISKS AND UNCERTAINTIES

     The preparation of Ashland's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include long-lived assets, employee benefit obligations, income taxes, reserves and associated receivables for asbestos litigation, environmental remediation, and income recognized under construction contracts. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

     Ashland's results are affected by domestic and international economic, political, legislative, regulatory and legal actions, as well as weather conditions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and changes in the prices of hydrocarbon-based products, can have a significant effect on operations. Political actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the U.S. government in anticipation of, or in response to, such actions. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings relating to asbestos, environmental remediation or other matters. In addition, climate and weather can significantly affect Ashland's results from certain of its operations, including APAC's construction activities.


CASH AND CASH EQUIVALENTS

     Cash equivalents include highly liquid investments maturing within three months after purchase.


AVAILABLE-FOR-SALE SECURITIES

     Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income, a component of stockholders' equity. The fair value of a security is determined based on quoted market prices. Interest and dividends along with realized gains or losses are reported within the net interest and other financial costs line in the Statements of Consolidated Income. The cost of securities sold is based on the specific identification method. All securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security's performance, the creditworthiness of the issuer and Ashland's intent and ability to hold the security. A decline in value that is considered to be other-than-temporary is recorded as a loss within the net interest and other financial costs line in the Statements of Consolidated Income.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Ashland records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable. Each month Ashland reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered.


INVENTORIES

(In millions)                                                2005         2004
-------------------------------------------------------------------------------
Chemicals and plastics                                  $     429    $     370
Construction materials                                         80           71
Lubricants                                                     68           61
Other products                                                 67           45
Supplies                                                        9            6
Excess of replacement costs over LIFO carrying values        (126)         (95)
                                                        ----------   ----------
                                                        $     527    $     458
                                                        ==========   ==========


     Inventories are carried at the lower of cost or market. Chemicals, plastics and lubricants with a replacement cost of $337 million at September 30, 2005, and $286 million at September 30, 2004, are valued at cost using the last-in, first-out (LIFO) method. The remaining inventories are stated at cost using the first-in, first-out (FIFO) method or average cost method (which approximates FIFO).

     In November 2004, the FASB issued Statement No. 151 (FAS 151), "Inventory Costs." FAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 will be effective for Ashland in fiscal 2006 and is expected to have an immaterial effect on Ashland's financial position, results of operations and cash flows.


PROPERTY, PLANT AND EQUIPMENT

     The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. The cost of mineral rights is depleted principally over 5 to 50 years, buildings are depreciated over 25 to 35 years and machinery and equipment principally over 4 to 15 years. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). During 2003, Ashland recognized an impairment charge of $10 million for a maleic anhydride production facility that is shutdown and not likely to reopen based on internal analyses. Impairment charges recognized during 2005 and 2004 were not significant.


DERIVATIVE INSTRUMENTS

      Ashland regularly uses commodity-based and foreign currency derivative instruments to manage its exposure to price fluctuations associated with the purchase of diesel fuel and gasoline, as well as certain transactions denominated in foreign currencies. All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders' equity section of the Consolidated Balance Sheet as a component of total comprehensive income and subsequently recognized in net income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. Ashland has designated a limited portion of its foreign currency derivatives as qualifying for hedge accounting treatment, but their impact on the consolidated financial statements is not significant. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts. Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2005 does not have significant credit risk on open derivative contracts.


REVENUE RECOGNITION

     Income related to construction contracts generally is recognized by the units-of-production method, which is a variation of the percentage-of-completion method. Any anticipated losses on such contracts are charged against operations as soon as such losses are determined to be probable and estimable. Other revenues generally are recognized when products are shipped or services are provided to customers, the sales price is fixed or determinable and collectibility is reasonably assured. Costs associated with revenues, including shipping and handling costs, are recorded in cost of sales and operating expenses.


EXPENSE RECOGNITION

     Because Ashland's products generally are sold without any extended warranties, liabilities for product warranties are insignificant. Costs of product warranties generally are expensed as incurred. Advertising costs ($69 million in 2005, $78 million in 2004 and $77 million in 2003) and research and development costs ($45 million in 2005, $43 million in 2004 and $36 million in 2003) are expensed as incurred.


INCOME TAXES

     Ashland is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining Ashland's provision for income taxes and the related assets and liabilities. In the ordinary course of Ashland's business, there are many transactions and calculations where the ultimate tax determination is uncertain. Ashland is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of FASB Statement No. 5, "Accounting for Contingencies."

     Although Ashland believes it has appropriate support for the positions taken on tax returns, a liability has been recorded that represents Ashland's best estimate of the probable loss on certain of these positions. Ashland believes that the recorded accruals for all known tax liabilities are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although Ashland believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain. Therefore, Ashland's assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although Ashland believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on Ashland's income tax provision, net income, or cash flows could result in the period such a determination is made. Due to the complexity involved, Ashland is not able to estimate the range of reasonably possible losses in excess of amounts recorded.


ENVIRONMENTAL COSTS

     Accruals for environmental costs are recognized when it is probable a liability has been incurred and the amount of that liability can be reasonably estimated. Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations. Liabilities are recorded at undiscounted amounts based on experience, assessments and current technology, without regard to any third-party recoveries and are regularly adjusted as environmental assessments and remediation efforts continue.


FOREIGN CURRENCY TRANSLATION

     Operations outside the United States are measured using the local currency as the functional currency. Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year and assets and liabilities are translated at year end exchange rates. Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders' equity section of the Consolidated Balance Sheet as a component of total comprehensive income and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company.


STOCK INCENTIVE PLANS

     As of October 1, 2002, Ashland began expensing employee stock options in accordance with FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation," and its related amendments. Ashland elected the modified prospective method of adoption, under which compensation costs recorded in the year ended September 30, 2003 were the same as that which would have been recorded had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior periods were not restated. Prior to October 1, 2002, Ashland accounted for stock options under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, and no expense was recorded. In 2004, Ashland began granting stock-settled stock appreciation rights (SARs), which are expensed like stock options in accordance with FAS
123. In addition to stock options and SARs, Ashland grants nonvested stock awards to key employees and directors, which are expensed over their vesting period under either APB 25 or FAS 123.


EARNINGS PER SHARE

     Following is the  computation of basic and diluted  earnings per share
(EPS) from continuing operations.

(In millions except per share data)                               2005         2004          2003
--------------------------------------------------------------------------------------------------
Numerator
Numerator for basic and diluted EPS -
      Income from continuing operations                      $   2,005    $     398    $       94
                                                             ==========   ==========   ===========

Denominator
Denominator for basic EPS - Weighted average
      common shares outstanding                                     73           70            68
Common shares issuable upon exercise of stock options
        and stock appreciation rights                                2            1             1
                                                             ----------   ----------   -----------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                        75           71            69
                                                             ==========   ==========   ===========
EPS from continuing operations
Basic                                                        $   27.50    $    5.69    $     1.37
Diluted                                                          26.86         5.59          1.37


NOTE B - INFORMATION BY INDUSTRY SEGMENT

     Ashland's businesses are managed along four industry segments: APAC, Ashland Distribution, Ashland Specialty Chemical and Valvoline. Ashland also held a 38% interest in Marathon Ashland Petroleum LLC (MAP), which was the primary component of its Refining and Marketing segment, through June 30, 2005. Information by industry segment is shown on pages F-30 and F-31.

     The APAC group of companies performs contract construction work, such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks and driveways; grading and base work. In addition, it performs a number of services such as excavation and site work for the construction of bridges, other structures, drainage facilities and underground utilities for public and private projects. APAC conducts its business through 25 market-focused business units and a Major Projects Group operating in 14 southern and mid-continent states. These business units provide construction services and materials throughout the regions in which they operate.

     Ashland Distribution distributes chemicals, plastics, and composites in North America and plastics in Europe, and provides environmental services throughout North America. Ashland Distribution specializes in providing mixed truckloads and less-than-truckload quantities to customers in a wide range of industries. Deliveries are facilitated through a network of owned or leased facilities including 126 locations in North America. Distribution of thermoplastic resins in Europe is conducted in 13 countries primarily through 17 third-party warehouses and one owned warehouse.

     Ashland Specialty Chemical is focused on two primary businesses: performance materials and water technologies. It is a worldwide supplier of specialty chemicals and customized services for industries including building and construction; metal casting; packaging and converting; chemical processing; power generation; automotive, commercial and institutional facility management; food processing; mining; pulp and paper; paint and coatings; merchant marine; recreational marine and transportation. Ashland Specialty Chemical owns and operates 38 manufacturing facilities and participates in 12 manufacturing joint ventures in 19 countries.

     Valvoline is a marketer of premium-branded automotive and commercial oils, automotive chemicals, automotive appearance products and automotive services, with sales in more than 100 countries. Valvoline is engaged in the "fast oil change" business through owned and franchised service centers operating under the Valvoline Instant Oil Change (VIOC) name.

     Ashland's Refining and Marketing operations consisted primarily of equity income from Ashland's 38% interest in MAP, a former joint venture with Marathon Oil Corporation (Marathon), which operates seven refineries with a total crude oil refining capacity of 948,000 barrels per day. On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP and two other businesses to Marathon in a transaction valued at approximately $3.7 billion. For further information on this transaction see Note D.

     Information about Ashland's domestic and international operations follows. Ashland has no material operations in any individual international country and no single customer represents more than 10% of sales and operating revenues in 2005, 2004 or 2003.


                                Revenues from                                                    Property, plant
                              external customers                      Net assets                  and equipment
                     -------------------------------------      -----------------------       ----------------------
(In millions)              2005         2004         2003            2005         2004             2005        2004
--------------------------------------------------------------------------------------------------------------------
United States        $    8,080   $    7,406   $    6,787       $   3,162    $   2,244        $   1,260   $   1,105
International             1,780        1,375        1,125             577          462              162         151
                     -----------  -----------  -----------      ----------   ----------       ----------  ----------
                     $    9,860   $    8,781   $    7,912       $   3,739    $   2,706        $   1,422   $   1,256
                     ===========  ===========  ===========      ==========   ==========       ==========  ==========


NOTE C - RELATED PARTY TRANSACTIONS

     Ashland sells chemicals and lubricants to MAP and purchases petroleum products from MAP. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other customers and suppliers. In addition, Ashland and MAP provide certain administrative services to each other, the net amounts of which are not significant and are included in the sales amounts below. As further described in Note D, Ashland transferred its remaining interest in MAP to Marathon on June 30, 2005. The following table indicates the amounts of these transactions for the nine months ended June 30, 2005 and the fiscal years ended September 30, 2004 and 2003. Ashland's transactions with other affiliates and related parties were not significant.


(In millions)                                   2005         2004         2003
-------------------------------------------------------------------------------
Ashland's sales to MAP                    $       19   $       22   $       25
Ashland's purchases from MAP                     192          274          247


NOTE D - MAP TRANSACTION

     On June 30, 2005, Ashland completed its previously announced agreement with Marathon to transfer Ashland's 38% interest in MAP and two other businesses to Marathon in a transaction valued at approximately $3.7 billion (the "MAP Transaction"). The two other businesses were Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio.

     As a result of the transaction, Old Ashland shareholders of record as of the close of business on June 30, 2005 received .2364 Marathon shares and one Ashland share per Old Ashland share. In total, Ashland's shareholders received 17,538,815 shares of Marathon common stock with an aggregate value of $936 million based upon the June 30 closing price of Marathon stock. Additionally, the transaction resulted in Ashland's receipt of $2.4 billion in cash and MAP accounts receivable of $913 million, which totaled $3.3 billion. This amount was comprised of $2.8 billion of cash and accounts receivable, which amount was included in the $3.7 billion transaction value, and $518 million of additional cash and accounts receivable representing 38% of MAP's distributable cash and other adjustments as of June 30, 2005. As of September 30, 2005, substantially all of the receivables had been collected.

     Proceeds net of expenses of $28 million exceeded the book investment and resulted in a pretax gain of $1,284 million. Even though the Marathon common stock distribution went directly to Ashland shareholders, for financial reporting purposes the Marathon stock is reflected as non-cash proceeds from the transaction, included in the gain computation, and then shown as a distribution to shareholders out of retained earnings in Ashland's stockholders' equity progression. The pretax gain is shown on a separate line caption on the Statements of Consolidated Income below operating income and labeled "Gain on the MAP Transaction." Because none of the businesses qualify as discontinued operations under FASB Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," the gain is reported in income from continuing operations, with no restatement of prior results.

     The MAP Transaction was structured to be generally tax-free to Ashland shareholders and tax-efficient to Ashland. Ashland and Marathon entered into a closing agreement with the Internal Revenue Service (IRS) with respect to various tax consequences of the transaction. Pursuant to a Tax Matters Agreement (TMA) with Marathon, any tax payable under Section 355(e) of the Internal Revenue Code on the transaction up to $200 million will be borne by Marathon, with the next $175 million being borne by Ashland, and any tax over $375 million being split equally between the two companies. An estimate of the 355(e) tax due of $9 million was filed with the IRS and paid in the September 2005 quarter, the cost of which was borne by Marathon.

     Due to the structure of the transaction, Marathon is entitled to the tax deductions for Ashland's future payments of certain contingent liabilities related to previously owned businesses of Ashland. However, pursuant to the terms of the TMA, Marathon has agreed to compensate Ashland for these tax deductions. Ashland recorded a discounted receivable of $62 million for the estimated present value of probable recoveries from Marathon for the portion of these future tax deductions which is not dependent upon Marathon's ability to utilize these deductions. This receivable is included in the $1,284 million pretax gain on the transaction and is included in other noncurrent assets on Ashland's balance sheet at September 30, 2005. Deferred tax assets previously recorded on these contingent liabilities were reversed through the income tax provision for the transaction. Going forward, adjustments to the receivable resulting from changes in the liability estimates will go through the Gain on the MAP Transaction line caption on the income statement, while the accretion of the discount will be reflected in interest income.

     Net deferred tax liabilities totaling $335 million were reversed through the income tax provision for the transaction. The reversal of deferred taxes, including those deferred tax assets related to the contingent liabilities discussed above, reflects the fact that Marathon assumes Ashland's tax basis in these net assets as a result of the MAP Transaction.

     Ashland used a substantial portion of the proceeds of the MAP Transaction to retire most of its debt and certain other financial obligations. In addition to the payoff of $250 million of receivables financing and the purchase of $101 million of assets that were formerly leased under operating leases, Ashland retired approximately $1.6 billion of balance sheet debt as of September 30, 2005 and incurred a loss on the early retirement of debt of $145 million. The loss consisted of debt repayment premiums of $139 million, a tender fee of $3 million and the write-off of deferred debt issuance costs of $3 million. A tax benefit of $57 million was recorded for the loss on early retirement of debt. Ashland expects to retire additional debt and other financial obligations in subsequent quarters.

     The gain on the MAP Transaction and the loss on early retirement of debt, net of their respective tax effects, increased net income by $1,531 million, or $20.51 per share, for the year ended September 30, 2005. Due to the continuing nature of certain tax issues, the gain may continue to be adjusted in future periods and is expected to be primarily in the tax area due to the unique and complicated tax aspects of the transaction. Adjustments to the gain will be reflected in the quarter they are determined.


NOTE E - UNCONSOLIDATED AFFILIATES

     Summarized financial information reported by MAP and other companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland's consolidated financial statements. As further discussed in Note D, Ashland transferred its remaining interest in MAP to Marathon on June 30, 2005. MAP's summarized financial information as presented below is for the nine months ended June 30,

2005. The summarized financial information for all other companies accounted for on the equity method by Ashland is as of and for the year ended September 30, 2005. Since MAP was organized as a limited liability company that elected to be taxed as a partnership, the parents were responsible for income taxes applicable to their share of MAP's taxable income. The net income of MAP reflected in the following table does not include any provision for income taxes incurred by its parents. At September 30, 2005, Ashland's retained earnings included $30 million of undistributed earnings from unconsolidated affiliates accounted for on the equity method.


                                                                    Other
(In millions)                                   MAP             affiliates        Total
----------------------------------------------------------------------------------------
September 30, 2005
Financial position
      Current assets                                            $     162
      Current liabilities                                             (89)
                                                                ----------
      Working capital                                                  73
      Noncurrent assets                                                62
      Noncurrent liabilities                                          (12)
                                                                ----------
      Stockholders' equity                                      $     123
                                                                ==========
Results of operations
      Sales and operating revenues        $  38,195 (a)         $     402
      Income from operations                  1,408 (a)                33
      Net income                              1,396 (a)                23
Amounts recorded by Ashland
      Investments and advances            $       -             $      61    $       61
      Equity income                             517                    14           531
      Distributions received                    272                     9           281
September 30, 2004
Financial position
      Current assets                      $   5,265             $     160
      Current liabilities                    (3,436)                  (87)
                                         -----------            ----------
      Working capital                         1,829                    73
      Noncurrent assets                       5,219                    78
      Noncurrent liabilities                   (724)                  (14)
                                         -----------            ----------
      Stockholders' equity               $    6,324             $     137
                                         ===========            ==========
Results of operations
      Sales and operating revenues       $   40,672             $     409
      Income from operations                  1,129                    51
      Net income                              1,118                    44
Amounts recorded by Ashland
      Investments and advances                2,713                    54    $    2,767
      Equity income                             405                    27           432
      Distributions received                    146                    23           169
September 30, 2003
Results of operations
      Sales and operating revenues       $   32,034             $     336
      Income from operations                    810                    41
      Net income                                795                    34
Amounts recorded by Ashland
      Equity income                             285                    16    $      301
      Distributions received                    197                     6           203

(a) Amounts are for the nine months ended June 30, 2005. See Note D for further information.

NOTE F - GOODWILL AND OTHER INTANGIBLES

     In accordance with FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets," Ashland has discontinued the practice of amortizing goodwill and indefinite lived intangible assets and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. Ashland has completed its most recent annual goodwill impairment test required by FAS 142 as of July 1, 2005 and has determined that no impairment exists.

     The following is a progression of goodwill by segment for the years ended September 30, 2005 and 2004.

                                                                                  Ashland
                                                                     Ashland    Specialty
(In millions)                                           APAC    Distribution     Chemical    Valvoline        Total
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                     $      426      $        -    $      91    $       6    $     523
Goodwill assigned to sold businesses                     (13)              -            -            -          (13)
Impairment losses                                         (2)              -            -            -           (2)
Currency translation adjustments                           -               -            5            -            5
                                                  -----------     -----------   ----------   ----------   ----------
Balance at September 30, 2004                            411               -           96            6          513
Goodwill assigned to sold businesses                      (1)              -            -            -           (1)
Acquisitions                                               3               1           43           18           65
                                                  -----------     -----------   ----------   ----------   ----------
Balance at September 30, 2005                     $      413      $        1    $     139    $      24    $     577
                                                  ===========     ===========   ==========   ==========   ==========


     Intangible assets consist of trademarks, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property. Intangibles are amortized on a straight-line basis over their estimated useful lives. The cost of trademarks is amortized principally over 10 to 25 years and patents and other intangibles over 3 to 17 years. Ashland reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

     Intangible assets were comprised of the following as of September 30, 2005 and 2004.

                                                     2005                                       2004
                                 -----------------------------------------  -----------------------------------------
                                      Gross                           Net        Gross                           Net
                                   carrying     Accumulated      carrying     carrying     Accumulated      carrying
(In millions)                        amount    amortization        amount       amount    amortization        amount
--------------------------------------------------------------------------  -----------------------------------------
Trademarks                       $       56   $         (18)  $        38   $       23   $         (16)  $         7
Patents and other intangibles            49             (14)           35           24             (15)            9
                                 -----------  --------------  ------------  -----------  --------------  ------------
Total intangible assets          $      105   $         (32)  $        73   $       47   $         (31)  $        16
                                 ===========  ==============  ============  ===========  ==============  ============

     Amortization expense recognized on intangible assets was $4 million for 2005, $3 million for 2004 and $3 million for 2003. As of September 30, 2005, all of Ashland's intangible assets that had a carrying value were being amortized. Estimated amortization expense for future periods is $5 million in 2006, $4 million in 2007, $4 million in 2008, $3 million in 2009 and $3 million in 2010.

NOTE G - DEBT


(In millions)                                                                        2005         2004
-------------------------------------------------------------------------------------------------------
Medium-term notes, due 2005-2019, interest at a weighted
      average rate of 7.9% at September 30, 2005 (7.1% to 9.4%)                $       42   $      524
8.80% debentures, due 2012                                                             20          250
7.83% medium-term notes, Series J, due 2005                                             -          229
Pollution control and industrial revenue bonds, due
      2005-2022, interest at a weighted average rate of 5.7%
      at September 30, 2004 (1.7% to 7.1%)                                              -          168
6.86% medium-term notes, Series H, due 2009                                            17          150
6.625% senior notes, due 2008                                                           3          150
Other                                                                                  12           37
                                                                               -----------  -----------
Total long-term debt                                                                   94        1,508
Current portion of long-term debt                                                     (12)        (399)
                                                                               -----------  -----------
Long-term debt (less current portion)                                          $       82   $    1,109
                                                                               ===========  ===========


     Aggregate maturities of long-term debt are $12 million in 2006, $12 million in 2007, $5 million in 2008, $20 million in 2009 and $3 million in 2010. The weighted average interest rate on short-term borrowings outstanding was 2.7% at September 30, 2004. No short-term borrowings were outstanding at September 30, 2005.

     Ashland has a revolving credit agreement that expires on March 21, 2010, which provides for up to $350 million in borrowings. The borrowing capacity under this facility was reduced by $102 million of letters of credit outstanding at September 30, 2005. While the revolving credit agreement contains a covenant limiting new borrowings based on Ashland's stockholders' equity, the agreement would have permitted an additional $5.5 billion of borrowings at September 30, 2005. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.


NET INTEREST AND OTHER FINANCIAL COSTS


(In millions)                                                     2005         2004          2003
--------------------------------------------------------------------------------------------------
Interest expense                                             $      90    $     114    $      123
Expenses on sales of accounts receivable (see Note I)                4            3             3
Other financial costs                                                3            3             3
Interest income                                                    (15)          (6)           (1)
                                                             ----------   ----------   -----------
                                                             $      82    $     114    $      128
                                                             ==========   ==========   ===========


NOTE H - LEASES

     Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation and off-road construction equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates. Capitalized lease obligations are not significant and are included in long-term debt.

     In June 2005, Ashland used $101 million of the proceeds from the MAP Transaction to purchase assets (primarily APAC construction equipment and VIOC stores) formerly leased under operating leases. Future minimum rental payments were not affected by this purchase. Future minimum rental payments at September 30, 2005 and rental expense under operating leases follow.

(In millions)
Future minimum rental payments                 Rental expense                         2005         2004         2003
---------------------------------------------------------------------------------------------------------------------
2006                      $      50            Minimum rentals
2007                             42               (including rentals under
2008                             35               short-term leases)            $      112   $      104   $       98
2009                             27            Contingent rentals                        3            3            3
2010                             20            Sublease rental income                   (2)          (2)          (2)
                                                                                -----------  -----------  -----------
Later years                      72                                             $      113   $      105   $       99
                          ----------                                            ===========  ===========  ===========
                          $     246
                          ==========


NOTE I - SALE OF ACCOUNTS RECEIVABLE

     On March 15, 2000, Ashland entered into a five-year agreement to sell, on an ongoing basis with limited recourse, up to a $200 million undivided interest in a designated pool of accounts receivable. Under the terms of the agreement, new receivables were added to the pool and collections reduced the pool. Ashland retained a credit interest in these receivables and addressed its risk of loss on this retained interest in its allowance for doubtful accounts. Receivables sold excluded defaulted accounts or concentrations over certain limits with any one customer. On March 15, 2005, this agreement was extended for a period of one year and the capacity was increased to $250 million. The agreement was terminated by Ashland on July 27, 2005.


NOTE J - SECURITIES AND FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS

     Ashland  uses   commodity-based   and  foreign   currency   derivative
instruments as described in Note A. Open contracts were not significant at September 30, 2005 and 2004.


FAIR VALUES

     The carrying amounts and fair values of Ashland's significant financial instruments at September 30, 2005 and 2004 are shown below. The fair values of cash and cash equivalents, available-for-sale securities, investments of captive insurance companies and the revolving credit facility approximate their carrying amounts. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland's incremental borrowing rates.


                                                                       2005                            2004
                                                             -----------------------         ------------------------
                                                              Carrying         Fair            Carrying         Fair
(In millions)                                                   amount        value              amount        value
---------------------------------------------------------------------------------------------------------------------
Assets
      Cash and cash equivalents                              $     985    $     985          $      243   $      243
      Available-for-sale securities                                403          403                   -            -
      Investments of captive insurance companies (a)                14           14                  13           13
Liabilities
      Revolving credit facility                                      -            -                  40           40
      Long-term debt (including current portion)                    94          106               1,508        1,675

(a) Included in other noncurrent assets in the Consolidated Balance Sheets.

AVAILABLE-FOR-SALE SECURITIES

     The  following  table  provides  a summary  of the  available-for-sale
securities   portfolio   as  of  September   30,  2005.   Ashland  held  no
available-for-sale securities in 2004.


                                                Amortized   Unrealized   Unrealized          Fair
(In millions)                                        cost         gain         loss         value
--------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies           $     122    $       -    $       -    $      122
Corporate debt securities                             281            -            -           281
                                                ----------   ----------   ----------   -----------
Total                                           $     403    $       -    $       -    $      403
                                                ==========   ==========   ==========   ===========


     The net unrealized loss on available-for-sale securities included in other comprehensive income as of September 30, 2005 was not significant. No available-for-sale securities were sold during fiscal year 2005 and all available-for-sale security holdings had a maturity of 12 months or less as of September 30, 2005. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.


NOTE K - ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

     In November 2004, Ashland Composite Polymers, a business unit of Ashland Specialty Chemical, acquired Dow Chemical's DERAKANE(R) epoxy vinyl ester resins business for approximately $90 million. DERAKANE(R) technology is used in fiber reinforced plastic applications requiring outstanding corrosion resistance and structural strength, which complements Ashland's existing product portfolio of thermoset resins. The purchase included all technology and intellectual property assets associated with the DERAKANE(R) resins business. No physical assets were transferred to Ashland.

     In June 2005, Valvoline acquired Car Brite, a leading marketer of products for the U.S. professional automotive reconditioning industry whose products include a broad array of interior and exterior cleaners, paint restorers and protectants and final detail dressings, paints and dyes. Several other acquisitions were completed by APAC, Ashland Distribution, Ashland Specialty Chemical and Valvoline during the three years ended September 30, 2005. These acquisitions, individually and in the aggregate, did not have a significant effect on Ashland's consolidated financial statements.

     All acquisitions are accounted for under the purchase method of accounting. Ashland is currently in the process of finalizing its valuation of the assets acquired and liabilities assumed for several acquisitions to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of purchase price included in the current period balance sheet is based on Ashland's current best estimate and is subject to revision based on final determination of fair value. Ashland anticipates that the valuations will be completed prior to the first anniversary of the acquisitions.


DIVESTITURES

     On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP as well as its maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion. See Note D for further information on this transaction. Also during 2005, Ashland Distribution sold its ingestibles business and APAC made one small divestiture, neither of which had a significant effect on Ashland's consolidated financial statements.

     During 2004, APAC sold much of its remaining ready-mix operations and certain other operations. During 2003, APAC sold the assets of its Nashville division and certain ready-mix operations in Missouri. None of these divestitures had a significant effect on Ashland's consolidated financial statements.

     On August 29, 2003, Ashland Specialty Chemical sold the net assets of its Electronic Chemicals business and certain related subsidiaries in a transaction valued at approximately $300 million before tax. See Note P for information on this transaction.

NOTE L - INCOME TAXES

     A summary of the provision for income taxes related to continuing operations follows.


(In millions)                     2005         2004         2003
-----------------------------------------------------------------
Current
      Federal               $      267   $       (6)  $      (17)
      State                         35            6           (3)
      Foreign                       28           25           15
                            -----------  -----------  -----------
                                   330           25           (5)
Deferred                          (532)         125           49
                            -----------  -----------  -----------
                            $     (202)  $      150   $       44
                            ===========  ===========  ===========


     Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes. Ashland has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures. Management intends to indefinitely reinvest such earnings, which amounted to $188 million at September 30, 2005. Because of significant foreign tax credits,  it is  estimated  that U.S.  federal  income taxes of approximately $16 million would be incurred if those earnings were distributed. Foreign net operating loss carryforwards primarily relate to certain European operations and generally may be carried forward indefinitely. Temporary differences that give rise to significant deferred tax assets and liabilities follow.


(In millions)                                                                            2005         2004
-----------------------------------------------------------------------------------------------------------
Employee benefit obligations                                                       $      192   $      201
Environmental, self-insurance and litigation reserves (net of receivables)                112          183
Compensation accruals                                                                      86           74
Uncollectible accounts receivable                                                          15           15
Foreign net operating loss carryforwards                                                   18           12
Other items                                                                                42           37
Valuation allowances                                                                      (18)         (12)
                                                                                   -----------  -----------
Total deferred tax assets                                                                 447          510
                                                                                   -----------  -----------
Property, plant and equipment                                                             147          182
Investment in unconsolidated affiliates                                                     3          592
                                                                                   -----------  -----------
Total deferred tax liabilities                                                            150          774
                                                                                   -----------  -----------
Net deferred tax (asset) liability                                                 $     (297)  $      264
                                                                                   ===========  ===========


     As described in Note D, Ashland's income tax benefit for 2005 included a benefit of $335 million associated with the MAP Transaction, resulting from the reversal of deferred tax liabilities. Ashland's income tax benefit for 2005 also included $39 million in tax benefits related to prior years. These benefits resulted primarily from a favorable settlement with the Internal Revenue Service for the 1996 - 1998 audit period and the reevaluation of income tax reserves related to other years.

     Ashland's income tax expense for 2004 included $48 million in tax benefits related to prior years. During the year, Ashland reached resolution with the Internal Revenue Service on several open tax matters from prior years, resulting in a tax benefit of $33 million as a result of the reduction of amounts previously provided as contingent tax liabilities. In addition, Ashland recognized federal income tax benefits associated with a claim for additional research and development tax credits valued at $15 million.

     The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.

(In millions)                                                                         2005         2004         2003
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes
      United States                                                             $    1,659   $      441   $       60
      Foreign                                                                          144          107           78
                                                                                -----------  -----------  -----------
                                                                                $    1,803   $      548   $      138
                                                                                ===========  ===========  ===========

Income taxes computed at U.S. statutory rate (35%)                              $      631   $      192   $       48
Increase (decrease) in amount computed resulting from
      Tax free gain on MAP Transaction                                                (450)           -            -
      Reversal of deferred tax liabilities due to the MAP Transaction                 (335)           -            -
      Resolution and reevaluation of prior-year contingency issues                     (39)         (33)           -
      Claim for prior-year research and development credits                             (1)         (15)           -
      State income taxes                                                                 9           18            3
      Net impact of foreign results                                                      2            -           (2)
      Business meals and entertainment                                                   2            2            3
      Deductible dividends under employee stock ownership plan                          (2)          (2)          (2)
      Life insurance income                                                             (3)          (2)          (2)
      Other items                                                                      (16)         (10)          (4)
                                                                                -----------  -----------  -----------
Income taxes                                                                    $     (202)  $      150   $       44
                                                                                ===========  ===========  ===========


NOTE M - CAPITAL STOCK

     On July 21, 2005, Ashland's Board of Directors authorized the purchase of $270 million of Ashland common stock in the open market. Through September 30, 2005, Ashland had repurchased 1.8 million shares at a cost of $100 million.

     In addition to other consideration received in connection with the MAP Transaction, Ashland shareholders received one share of Ashland common stock, par value $0.01 per share, in exchange for each share of Old Ashland common stock, par value $1.00 per share.

     Under Ashland's Shareholder Rights Plan, each common share is accompanied by one right to purchase one-thousandth share of preferred stock for $140. Each one-thousandth share of preferred stock will be entitled to dividends and to vote on an equivalent basis with one common share. The rights are neither exercisable nor separately transferable from the common shares unless a party acquires or tenders for more than 15% of Ashland's common stock. If any party acquires more than 15% of Ashland's common stock or acquires Ashland in a business combination, each right (other than those held by the acquiring party) will entitle the holder to purchase preferred stock of Ashland or the acquiring company at a substantial discount. The rights expire on May 16, 2006 and Ashland's Board of Directors can amend certain provisions of the Plan or redeem the rights at any time prior to their becoming exercisable. At September 30, 2005, 500,000 shares of cumulative preferred stock are reserved for potential issuance under the Shareholder Rights Plan and 5.6 million common shares are reserved for issuance under stock incentive and deferred compensation plans.

NOTE N - STOCK INCENTIVE PLANS

     Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs) or nonvested stock awards. Stock options and SARs are granted to employees at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to three years. Unexercised options and SARs lapse 10 years after the date of grant. Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends thereon. However, such shares are subject to forfeiture upon termination of service before the vesting period ends. During 2005, Ashland granted 22,500 nonvested stock awards with a weighted average fair value of $60.30 per share. During 2004, Ashland granted 216,900 nonvested stock awards with a weighted average fair value of $40.87 per share. Nonvested stock awards in 2003 were not significant.

     As discussed in Note A, Ashland began expensing employee stock options and SARs in accordance with FAS 123 during fiscal year 2003. The following table illustrates the fair value per share of options or SARs granted using the Black-Scholes option pricing model with the indicated assumptions.


(In millions except per share data)                                       2005         2004         2003
-----------------------------------------------------------------------------------------------------------
Weighted average fair value per share of options or SARs granted     $   14.37    $   12.65    $    6.71
Assumptions (weighted average)
      Risk-free interest rate                                              4.0%         3.4%         3.1%
      Expected dividend yield                                              1.9%         2.0%         3.3%
      Expected volatility                                                 25.9%        25.9%        27.3%
      Expected life (in years)                                             5.0          5.0          5.0


     A progression of activity and various other information relative to stock options and SARs is presented in the following table.


                                                 2005                            2004                          2003
                                     ---------------------------     ----------------------------  ---------------------------
                                        Number        Weighted                          Weighted                     Weighted
                                            of          average                          average                      average
(In thousands except                    common   exercise price         Common    exercise price       Common  exercise price
 per share data)                        shares        per share         shares         per share       shares       per share
------------------------------------------------------------------------------------------------------------------------------
Outstanding-beginning of year (a)        5,165       $    40.37          7,807        $    37.17        7,482       $   37.28
Granted                                    688            58.73            603             54.65          537           33.42
Exercised                               (3,048)           37.93         (3,100)            35.29         (103)          27.96
Canceled                                   (83)           38.63           (145)            36.04         (109)          35.27
MAP Transaction adjustment (b)             552                -              -                 -            -               -
                                     ----------                      ----------                    -----------
Outstanding-end of year (a)              3,274            39.74 (b)      5,165             40.37        7,807           37.17
                                     ==========                      ==========                    ===========
Exercisable-end of year                  2,170            34.30          4,067             39.37        6,491           38.25

(a) Shares of common stock available for future grants of options or awards amounted to 496,000 at September 30, 2005 and 1,098,000 at September 30, 2004. Exercise prices per share for options and SARs outstanding at September 30, 2005 ranged from $22.45 to $28.04 for 805,000 shares, from $30.00 to $39.58 for 859,000 shares, from $43.50 to $45.19 for  917,000  shares,  and from $50.02 to $58.50 for 693,000 shares. The weighted average remaining contractual life of the options and SARs was 6.9 years.

(b) As described in Note D, Ashland shareholders received $936 million of Marathon shares as a result of the MAP Transaction. Adjustments were made to outstanding grants of stock options and SARs to maintain their intrinsic values. The number of shares was increased by a factor of
     1.2129 and the exercise prices were decreased by the same factor. These adjustments did not result in an increase in the fair value of outstanding grants or any adjustment to expense recognition.

NOTE O - LITIGATION, CLAIMS AND CONTINGENCIES

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


(In thousands)                                 2005         2004         2003
------------------------------------------------------------------------------
Open claims - beginning of year                 196          198          160
New claims filed                                 12           29           66
Claims settled                                   (6)          (7)          (7)
Claims dismissed                                (18)         (24)         (21)
                                          ----------   ----------   ----------
Open claims - end of year                       184          196          198
                                          ==========   ==========   ==========


     Since October 1, 2002, Riley has been dismissed as a defendant in 76% of the resolved claims. Amounts spent on litigation defense and claim settlements averaged $1,985 per claim resolved in 2005, compared to $1,655 in 2004 and $1,610 in 2003. A progression of activity in the asbestos reserve is presented in the following table.


(In millions)                                   2005         2004         2003
-------------------------------------------------------------------------------
Asbestos reserve - beginning of period     $     618    $     610    $     202
Expense incurred                                   -           59          453
Amounts paid                                     (47)         (51)         (45)
                                           ----------   ----------   ----------
Asbestos reserve - end of period           $     571    $     618    $     610
                                           ==========   ==========   ==========


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

     From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made, with the assistance of HR&A, based on a combination of a number of factors including the actual volume of new claims, recent settlement costs, changes in the mix of alleged disease, enacted legislative changes and other developments impacting Ashland's estimate of future payments. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $571 million at September 30, 2005, compared to $618 million at September 30, 2004.

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

     Ashland retained the services of Tillinghast-Towers Perrin to assist management in estimating the value of reasonably possible insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries, Ashland has used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. Ashland will continue to apply this methodology until such time as the disagreement is resolved. On July 21, 2004, Ashland filed a demand for arbitration to resolve the dispute concerning the interpretation of this agreement.

     At September 30, 2005, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $400 million, of which $64 million relates to costs previously paid. Receivables from insurance companies amounted to $435 million at September 30, 2004. Approximately 40% of the estimated receivables from insurance companies at September 30, 2005 are expected to be due from Equitas and other London companies. Of the remainder, approximately 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.


ENVIRONMENTAL REMEDIATION

     Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2005, such locations included 102 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 94 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 214 are being actively remediated. Ashland's reserves for environmental remediation amounted to $178 million at September 30, 2005 and $152 million at September 30, 2004, of which $145 million at September 30, 2005 and $119 million at September 30, 2004 were classified in noncurrent liabilities on the Consolidated Balance Sheets. The total reserves for environmental remediation reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

     Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $47 million in 2005, $2 million in 2004 and $22 million in 2003.

     No individual remediation location is material to Ashland as its largest reserve for any site is less than 10% of the remediation reserve. As a result, Ashland's exposure to adverse developments with respect to any individual site is not expected to be material, and these sites are in various stages of ongoing remediation. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occurs in a particular quarter or fiscal year, Ashland believes that the chance of such developments occurring in the same quarter or fiscal year is remote.


OTHER LEGAL PROCEEDINGS

     In addition to the matters described above, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome or cost is not predictable.


NOTE P - DISCONTINUED OPERATIONS

     Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. During the quarter ended December 31, 2002, Ashland increased its reserve for asbestos claims by $390 million to cover litigation defense and claim settlement costs expected to be paid through December 2012. Because insurance provides reimbursements for most of these costs and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage being accessed, the increase in the asbestos reserve was offset in part by probable insurance recoveries valued at $235 million. The resulting $155 million pretax charge to income, net of deferred income tax benefits of $60 million, was reflected as an after-tax loss from discontinued operations of $95 million in the Statement of Consolidated Income for the three months ended December 31, 2002. Additional reserves were recorded in 2003 and 2004 to reflect updates to these estimates. No increase to the asbestos reserve or insurance receivable was recorded during 2005, though minor unreserved expenses were incurred associated with asbestos liabilities. See Note O for further discussion of Ashland's asbestos-related litigation.

     On August 29, 2003, Ashland sold the net assets of its Electronic Chemicals business and certain related subsidiaries in a transaction valued at approximately $300 million before tax. Electronic Chemicals was a part of Ashland Specialty Chemical, providing ultra pure chemicals and other products and services to the worldwide semiconductor industry, with revenues of $215 million in 2003. The sale reflects Ashland's strategy to optimize its business mix and focus greater attention on the remaining chemical and transportation construction operations where it can achieve strategic advantage. Ashland's after-tax proceeds were used primarily to reduce debt. During 2004, Ashland recorded certain minor adjustments to the gain reported in 2003.

     During 2004, Ashland reached resolution with the Internal Revenue Service on several open tax matters from prior years. In addition to amounts reported in income from continuing operations, favorable resolution was also reached on matters associated with previously discontinued businesses, resulting in a $1 million tax benefit from the associated reduction in contingent tax liabilities previously recorded.

     Components of amounts reflected in the income statements related to discontinued operations are presented in the following table.

(In millions)                                                        2005         2004         2003
----------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations
Asbestos-related litigation reserves and expenses               $      (1)   $     (29)   $    (178)
Electronic Chemicals                                                    -            -           17
Gain (loss) on disposal of discontinued operations
Electronic Chemicals                                                    -           (2)         101
                                                                ----------   ----------   ----------
Loss before income taxes                                               (1)         (31)         (60)
Income tax benefit (expense)
Income (loss) from discontinued operations
      Asbestos-related litigation reserves and expenses                 -           11           69
      Electronic Chemicals                                              -            -           (3)
Gain (loss) on disposal of discontinued operations                      -           (1)         (20)
Resolution of tax contingency issues                                    -            1            -
                                                                ----------   ----------   ----------
Results from discontinued operations                            $      (1)   $     (20)   $     (14)
                                                                ==========   ==========   ==========


NOTE Q - EMPLOYEE BENEFIT PLANS

PENSION PLANS

     Ashland and its subsidiaries sponsor contributory and noncontributory qualified and non-qualified defined benefit pension plans that cover substantially all employees in the United States and in a number of other countries. Included in the following pension plan disclosures for the first time in 2004 are amounts related to employees in the United Kingdom, the Netherlands and Canada. Amounts for prior years have not been restated, as the impact on Ashland's financial position and results of operations would not be material.

     Ashland's funding policy is to fully fund the accumulated benefit obligations of its qualified U.S. plans with the level of contributions being determined annually to achieve that objective over time. In addition, Ashland has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Ashland funds the costs of the non-qualified plans as the benefits are paid. Pension obligations for employees of non-U.S. consolidated subsidiaries are provided for by depositing funds with trustees or by book reserves in accordance with local practices and regulations of the respective countries.

     Prior to July 1, 2003, benefits under Ashland's U.S. pension plans generally were based on employees' years of service and compensation during the years immediately preceding their retirement. Although certain changes were implemented on that date, the pension benefits of employees with at least ten years of service were not affected. As of July 1, 2003, the pension benefits of affected employees were converted to cash balance accounts. Such employees received an initial account balance equal to the present value of their accrued benefits under the previous plan on that date. Pension benefits for these employees are based on the balances in their accounts upon retirement.


OTHER POSTRETIREMENT BENEFIT PLANS

     Ashland and its subsidiaries sponsor healthcare and life insurance plans for eligible employees who retire or are disabled. Ashland's retiree life insurance plans are noncontributory, while Ashland shares the costs of providing healthcare coverage with its retired employees through premiums, deductibles and coinsurance provisions. Ashland funds its share of the costs of the postretirement benefit plans as the benefits are paid.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. Among other things, the Act will expand Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as provide a subsidy for sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare Act benefits. In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Act to a sponsor of a postretirement health care plan. Regulations implementing major provisions of the Act, including the determination of actuarial equivalency, were issued in January 2005. Effective May 1, 2005, Ashland amended its health care plan for retirees age 65 or older so that the company will always qualify for the subsidy and remeasured its postretirement benefit obligation as of that date. The remeasurement reduced the postretirement benefit obligation by $58 million and reduced postretirement benefit costs by $3 million over the last five months of fiscal year 2005.

     On July 1, 2003, Ashland implemented changes in the way it shares the cost of healthcare coverage with future retirees. These changes did not affect the previous cost-sharing program for retirees or for employees meeting certain qualifications at that date. However, Ashland did amend that program to limit its annual per capita costs to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred after January 1, 2004. Under a previous amendment, base year costs were limited to the amounts incurred in 1992, plus annual increases of up to 4.5% per year thereafter. As a result, health care cost trend rates have no significant effect on the amounts reported for the health care plans. Premiums for retiree healthcare coverage are equivalent to the excess of the estimated per capita costs over the amounts borne by Ashland.

     Employees who were employed on June 30, 2003 who did not meet the required qualifications were allocated notional accounts that can only be used to pay all or part of the premiums for retiree healthcare coverage. Such premiums represent the full costs of providing that coverage, without any subsidy from Ashland. Employees must meet certain requirements upon separation in order to have access to their notional accounts. Retirees will continue to have access to Ashland coverage after their notional accounts are exhausted, but they will be responsible for paying the full premiums. New hires after June 30, 2003 will have access to any retiree health coverage that may be provided, but will have no company funds available to help pay for such coverage.


COMPONENTS OF NET PERIODIC BENEFIT COSTS

     The plan amendments in 2003 and 1992 previously discussed under other postretirement benefit plans reduced Ashland's accrued obligations under those plans, and the reductions are being amortized to income over future periods. Such amortization reduced Ashland's net periodic benefit costs for other postretirement benefits by $9 million in 2005, $15 million in 2004 and $10 million in 2003. At September 30, 2005, the remaining unrecognized prior service credit resulting from the changes amounted to $76 million, and will reduce future costs by $8 million in 2006 and approximately $8 million annually thereafter through 2014.

     The following table summarizes the components of pension and other postretirement benefit costs, and the assumptions used to determine net periodic benefit costs for U.S. plans. Non-U.S. pension plans use assumptions generally consistent with those of U.S. plans.


                                                Pension benefits                   Other postretirement benefits
                                       ------------------------------------      -----------------------------------
(In millions)                                2005        2004         2003            2005         2004        2003
--------------------------------------------------------------------------------------------------------------------
Net periodic benefit costs
Service cost                           $       53   $      51   $       43       $       9   $        9   $      11
Interest cost                                  78          73           65              16           17          22
Expected return on plan assets                (78)        (66)         (51)              -            -           -
Amortization of prior service credit            -           -            -              (9)         (15)        (10)
Amortization of net actuarial loss             33          29           30               3            5           3
                                       -----------  ----------  -----------      ----------  -----------  ----------
                                       $       86   $      87   $       87       $      19   $       16   $      26
                                       ===========  ==========  ===========      ==========  ===========  ==========
U.S. plan assumptions
Discount rate                                6.00%       6.25%        6.75%           6.00%        6.25%       6.75%
Rate of compensation increase                4.50%       4.50%        5.00%              -            -           -
Expected long-term rate of
      return on plan assets                  8.50%       8.50%        9.00%              -            -           -


OBLIGATIONS AND FUNDED STATUS

     Ashland uses a measurement date of September 30 for all of its pension and postretirement benefit plans. Actuarial valuations are performed for the pension, postemployment and postretirement plans to determine Ashland's obligation for each plan. Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the U.S. plan benefit obligations for 2005 and 2004 follow. Non-U.S. pension plans use assumptions generally consistent with those of U.S. plans.

                                                                                              Other postretirement
                                                                 Pension plans                    benefit plans
                                                             -----------------------         ------------------------
(In millions)                                                     2005         2004                2005         2004
---------------------------------------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligations at October 1                             $   1,330    $   1,192 (a)      $      298    $     296
Service cost                                                        53           51                   9            9
Interest cost                                                       78           73                  16           17
Participant contributions                                            1            1                   9           11
Benefits paid                                                      (56)         (48)                (31)         (31)
Medicare Part D Act                                                  -            -                 (58)           -
Changes in assumptions                                             160           44                   4            7
Foreign currency exchange rate changes                               2            8                   -            -
Other-net                                                          (10)           9                  (1)         (11)
                                                             ----------   ----------         -----------   ----------
Benefit obligations at September 30                          $   1,558    $   1,330          $      246    $     298
                                                             ==========   ==========         ===========   ==========
Change in plan assets
Value of plan assets at October 1                            $     932    $     740 (a)      $        -    $       -
Actual return on plan assets                                       131           86                   -            -
Employer contributions                                             121          137                  22           20
Participant contributions                                            1            1                   9           11
Benefits paid                                                      (50)         (43)                (31)         (31)
Foreign currency exchange rate changes                               1            5                   -            -
Other                                                                7            6                   -            -
                                                             ----------   ----------         -----------   ----------
Value of plan assets at September 30                         $   1,143    $     932          $        -    $       -
                                                             ==========   ==========         ===========   ==========
Funded status of the plans
Unfunded benefit obligation                                  $    (415)   $    (398)         $     (246)   $    (298)
Unrecognized net actuarial loss                                    480          422 (a)              19           77
Unrecognized prior service credit                                    -           (2)                (76)         (85)
                                                             ----------   ----------         -----------   ----------
Net amount recognized                                        $      65    $      22          $     (303)   $    (306)
                                                             ==========   ==========         ===========   ==========
Amounts recognized in the balance sheet
Accrued benefit liabilities                                  $    (199)   $    (191)         $     (303)   $    (306)
Intangible assets                                                    2            1                   -            -
Accumulated other comprehensive loss                               262          212                   -            -
                                                             ----------   ----------         -----------   ----------
Net amount recognized                                        $      65    $      22          $     (303)   $    (306)
                                                             ==========   ==========         ===========   ==========
U.S. plan assumptions
Discount rate                                                     5.48%        6.00%               5.33%        6.00%
Rate of compensation increase                                     4.50%        4.50%                  -            -

(a) Beginning balances have been adjusted to include $91 million of benefit obligations, $60 million of plan assets, and $31 million of unrecognized net actuarial loss for certain non-U.S. pension plans.

     The accumulated benefit obligation for all pension plans was $1,345 million at September 30, 2005 and $1,118 million at September 30, 2004. Information for pension plans with an accumulated benefit obligation in excess of plan assets follows.


                                                        2005                                    2004
                                          ----------------------------------      -----------------------------------
                                                            Non-                                   Non-
                                          Qualified    qualified                  Qualified   qualified
(In millions)                              plans (b)       plans      Total        plans (b)       plans       Total
---------------------------------------------------------------------------------------------------------------------
Projected benefit obligation              $   1,355   $      118   $  1,473       $   1,195    $     110   $   1,305
Accumulated benefit obligation                1,171          106      1,277           1,000           98       1,098
Fair value of plan assets                     1,069            -      1,069             908            -         908

(b) Includes qualified U.S. and non-U.S. pension plans.

PLAN ASSETS

     The expected long-term rate of return on U.S. pension plan assets for 2005 of 8.5% was based on an assumed real rate of return of 5.5% and a projected long-term inflation rate of 3%. The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland's investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

     Ashland's U.S. pension plan assets are managed by outside investment managers, which are monitored monthly against investment return benchmarks and Ashland's established investment strategy. Ashland's investment strategy is designed to promote diversification to moderate volatility and to balance the expected long-term rate of return with an acceptable risk level. Investment managers are selected based on an analysis of, among other things, their investment process, historical investment results, frequency of management turnover, cost structure and assets under management. Assets are periodically reallocated between investment managers to maintain an appropriate asset mix, diversification of investments and to maximize returns.

     Ashland's investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations.

     The  target   allocation   for  2005  by  asset  category  and  actual
allocations at September 30, 2005 and 2004 follow.



                              Target           Actual at September 30
                             --------        ------------------------
(In millions)                   2005            2005            2004
---------------------------------------------------------------------
Plan assets allocation
Equity securities                70%             71%             68%
Debt securities                  30%             27%             30%
Other                               -             2%              2%
                             --------        --------        --------
                                100%            100%            100%
                             ========        ========        ========


CASH FLOWS

     In fiscal 2006, Ashland expects to contribute $135 million to its U.S. pension plans and $6 million to its non-U.S. pension plans. The following benefit payments, which reflect future service, are expected to be paid in each of the next five years and in aggregate for five years thereafter.


                                                  Other postretirement benefits
                                          --------------------------------------------
                         Pension             With Medicare           Without Medicare
(In millions)           benefits            Part D subsidy             Part D subsidy
--------------------------------------------------------------------------------------
2006                  $       66              $         20              $          23
2007                          63                        20                         23
2008                          73                        20                         24
2009                          72                        20                         24
2010                          83                        20                         25
2011-2015                    490                       110                        138


OTHER PLANS

     Certain union employees are covered under multiemployer pension plans administered by unions. Amounts contributed annually to the plans by Ashland and charged to expense amounted to $6 million in 2005 and $5 million in 2004 and 2003.

     Ashland sponsors qualified savings plans to assist eligible employees in providing for retirement or other future needs. Under such plans, company contributions amounted to $24 million in 2005, $23 million in 2004 and $19 million in 2003.

Ashland Inc. and Consolidated Subsidiaries
Information by Industry Segment
Years Ended September 30

(In millions)                                                         2005         2004         2003
-----------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues
      APAC                                                       $   2,539    $   2,525    $   2,400
      Ashland Distribution                                           3,810        3,199        2,811
      Ashland Specialty Chemical                                     1,763        1,386        1,212
      Valvoline                                                      1,326        1,297        1,235
      Intersegment sales (a)
        Ashland Distribution                                           (22)         (19)         (21)
        Ashland Specialty Chemical                                    (144)         (86)         (69)
        Valvoline                                                       (2)          (1)          (2)
                                                                 ----------   ----------   ----------
                                                                     9,270        8,301        7,566
Equity income
      APAC                                                               6           19            9
      Ashland Specialty Chemical                                         8            8            7
      Refining and Marketing                                           517          405          285
                                                                 ----------   ----------   ----------
                                                                       531          432          301
Other income
      APAC                                                              20           22            -
      Ashland Distribution                                               7            9           18
      Ashland Specialty Chemical                                        21           16           10
      Valvoline                                                          6            4            5
      Refining and Marketing                                             3           (6)           2
      Corporate                                                          2            3           10
                                                                 ----------   ----------   ----------
                                                                        59           48           45
                                                                 ----------   ----------   ----------
                                                                 $   9,860    $   8,781    $   7,912
                                                                 ==========   ==========   ==========
Operating income
APAC                                                             $      48    $     111    $     (42)
Ashland Distribution                                                   123           78           32
Ashland Specialty Chemical                                             134           87           31
Valvoline                                                               90          105           87
Refining and Marketing (b)                                             486          383          263
Corporate                                                             (135)        (102)        (105)
                                                                 ----------   ----------   ----------
                                                                 $     746    $     662    $     266
                                                                 ==========   ==========   ==========
Assets
APAC                                                             $   1,569    $   1,428    $   1,481
Ashland Distribution                                                 1,057          922          856
Ashland Specialty Chemical                                             997          842          749
Valvoline                                                              723          658          667
Refining and Marketing                                                  85        2,742        2,484
Corporate (c)                                                        2,384          910          769
                                                                 ----------   ----------   ----------
                                                                 $   6,815    $   7,502    $   7,006
                                                                 ==========   ==========   ==========

(In millions)                                                               2005         2004         2003
-----------------------------------------------------------------------------------------------------------
Investment in equity affiliates
APAC                                                                  $       10    $       6    $       4
Ashland Specialty Chemical                                                    42           40           35
Valvoline                                                                      7            7            8
Refining and Marketing                                                         -        2,713        2,448
Corporate                                                                      2            1            -
                                                                      -----------   ----------   ----------
                                                                      $       61    $   2,767    $   2,495
                                                                      ===========   ==========   ==========
Expense (income) not affecting cash
Depreciation, depletion and amortization
      APAC                                                            $       93    $      95    $     108
      Ashland Distribution                                                    18           18           19
      Ashland Specialty Chemical                                              44           41           40
      Valvoline                                                               27           27           26
      Corporate                                                               11           12           11
                                                                      -----------   ----------   ----------
                                                                             193          193          204
Other noncash items (d)
      APAC                                                                   (36)          20          (25)
      Ashland Distribution                                                    (6)           3            3
      Ashland Specialty Chemical                                             (48)(e)        8           (2)
      Valvoline                                                              (31)(e)        2            4
      Refining and Marketing                                              (2,005)(e)     (181)           2
      Corporate                                                              200 (e)       12          (30)
                                                                      -----------   ----------   ----------
                                                                          (1,926)        (136)         (48)
                                                                      -----------   ----------   ----------
                                                                      $   (1,733)   $      57    $     156
                                                                      ===========   ==========   ==========
Property, plant and equipment - net
APAC                                                                  $      592    $     478    $     525
Ashland Distribution                                                         176          166          174
Ashland Specialty Chemical                                                   318          309          282
Valvoline                                                                    236          215          221
Corporate                                                                    100           88           70
                                                                      -----------   ----------   ----------
                                                                      $    1,422    $   1,256    $   1,272
                                                                      ===========   ==========   ==========
Additions to property, plant and equipment
APAC                                                                  $      200    $      73    $      47
Ashland Distribution                                                          26           10            5
Ashland Specialty Chemical                                                    64           62           34
Valvoline                                                                     66           26           18
Corporate                                                                     24           39            8
                                                                      -----------   ----------   ----------
                                                                      $      380    $     210    $     112
                                                                      ===========   ==========   ==========


(a)  Intersegment sales are accounted for at prices that approximate market value.
(b) Includes Ashland's equity income from MAP through June 30, 2005, amortization related to Ashland's excess investment in MAP, and other activities associated with refining and marketing.
(c) Includes cash, cash equivalents, available-for-sale securities and other unallocated assets.
(d) Includes deferred income taxes, equity income from affiliates net of distributions and other items not affecting cash.
(e) Includes a $1,531 million reduction to income from continuing operations to arrive at cash flows from operations for the gain on the MAP Transaction and the loss on early retirement of debt, net of their respective tax effects. This amount was recorded by segment as follows: $(43) million for Ashland Specialty Chemical, $(24) million for Valvoline, $(1,625) million for Refining and Marketing, and $161 million for Corporate.

QUARTERLY FINANCIAL INFORMATION


     The following table presents quarterly financial information and per share data relative to Ashland's common stock.


Quarters ended                        December 31            March 31             June 30           September 30
                                   ------------------   -------------------  -------------------  ------------------
(In millions except per share data)   2004      2003        2005      2004      2005(a)    2004      2005(b)   2004
--------------------------------------------------------------------------------------------------------------------
Sales and operating revenues       $ 2,177   $ 1,936    $  2,062  $  1,825   $ 2,492   $  2,206   $ 2,538   $ 2,334
Operating income                       180        92          86        10       410        292        70       268
Income (loss) from
      continuing operations             94        39          33       (11)    1,767        167       112       203
Net income (loss)                       94        34          33       (16)    1,767        161       111       200

Basic earnings (loss) per share
      Continuing operations        $  1.30   $   .56    $    .45  $   (.16)  $ 24.13   $   2.38   $  1.51   $  2.86
      Net income (loss)               1.30       .49         .45      (.23)    24.13       2.29      1.50      2.81

Diluted earnings (loss) per share
      Continuing operations        $  1.28   $   .56    $    .44  $   (.16)  $ 23.65   $   2.35   $  1.49   $  2.81
      Net income (loss)               1.28       .49         .44      (.23)    23.65       2.26      1.48      2.76

Common cash dividends per share    $  .275   $  .275    $   .275  $   .275   $  .275   $   .275   $  .275   $  .275

Market price per common share
      High                         $ 60.17   $ 44.55    $  68.85  $  52.20   $ 72.20   $  53.35   $ 65.25   $ 56.71
      Low                            53.80     33.19       54.72     43.73     61.45      44.25     50.45     48.40

(a) On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP as well as its maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon in a transaction valued at approximately $3.7 billion. Ashland recorded a gain of $1,295 million during the quarter as a result of this transaction. See Note D for further information.

(b) During the quarter, Ashland recorded $39 million in tax benefits related to prior years. These benefits resulted primarily from a favorable settlement with the Internal Revenue Service for the 1996 - 1998 audit period and the reevaluation of income tax reserves related to other years.


Ashland Inc. and Consolidated Subsidiaries
Schedule II - Valuation and Qualifying Accounts

                                                  Balance at     Provisions                                  Balance
                                                   beginning     charged to      Reserves        Other        at end
(In millions)                                        of year       earnings      utilized      changes       of year
---------------------------------------------------------------------------------------------------------------------
Year ended September 30, 2005
Reserves deducted from asset accounts
      Accounts receivable                           $     41     $       15    $      (13)   $       -     $      43
      Inventories                                         10              3            (2)           -            11
---------------------------------------------------------------------------------------------------------------------
Year ended September 30, 2004
Reserves deducted from asset accounts
      Accounts receivable                           $     35     $       20    $      (16)   $       2     $      41
      Inventories                                          9              2            (1)           -            10
---------------------------------------------------------------------------------------------------------------------
Year ended September 30, 2003
Reserves deducted from asset accounts
      Accounts receivable                           $     34     $       18    $      (18)   $       1     $      35
      Inventories                                         12              2            (5)           -             9
---------------------------------------------------------------------------------------------------------------------

Ashland Inc. and Consolidated Subsidiaries
FIVE-YEAR SELECTED FINANCIAL INFORMATION
Years Ended September 30

(In millions except per share data)                        2005         2004          2003         2002         2001
---------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Revenues
      Sales and operating revenues                    $   9,270    $   8,301    $    7,566   $    7,390   $    7,544
      Equity income                                         531          432           301          181          755
      Other income                                           59           48            45           46           53
Costs and expenses
      Cost of sales and operating expenses               (7,823)      (6,948)       (6,390)      (6,115)      (6,358)
      Selling, general and administrative expenses       (1,291)      (1,171)       (1,256)      (1,181)      (1,163)
                                                      ----------   ----------   -----------  -----------  -----------
Operating income                                            746          662           266          321          831
Gain on the MAP Transaction                               1,284            -             -            -            -
Loss on early retirement of debt                           (145)           -             -            -            -
Net interest and other financial costs                      (82)        (114)         (128)        (138)        (175)
                                                      ----------   ----------   -----------  -----------  -----------
Income from continuing operations
      before income taxes                                 1,803          548           138          183          656
Income taxes                                                202         (150)          (44)         (68)        (266)
                                                      ----------   ----------   -----------  -----------  -----------
Income from continuing operations                         2,005          398            94          115          390
Results from discontinued operations                         (1)         (20)          (14)          13           32
                                                      ----------   ----------   -----------  -----------  -----------
Income before cumulative effect
      of accounting changes                               2,004          378            80          128          422
Cumulative effect of accounting changes                       -            -            (5)         (11)          (5)
                                                      ----------   ----------   -----------  -----------  -----------
Net income                                            $   2,004    $     378    $       75   $      117   $      417
                                                      ==========   ==========   ===========  ===========  ===========
BALANCE SHEET INFORMATION
Current assets                                        $   3,757    $   2,302    $    2,085   $    2,071   $    2,233
Current liabilities                                       1,545        1,815         1,484        1,520        1,530
                                                      ----------   ----------   -----------  -----------  -----------
Working capital                                       $   2,212    $     487    $      601   $      551   $      703
                                                      ==========   ==========   ===========  ===========  ===========

Total assets                                          $   6,815    $   7,502    $    7,006   $    6,722   $    7,128

Short-term debt                                       $       -    $      40    $        -   $       10   $        -
Long-term debt (including current portion)                   94        1,508         1,614        1,797        1,871
Stockholders' equity                                      3,739        2,706         2,253        2,173        2,226
                                                      ----------   ----------   -----------  -----------  -----------
Capital employed                                      $   3,833    $   4,254    $    3,867   $    3,980   $    4,097
                                                      ==========   ==========   ===========  ===========  ===========
CASH FLOW INFORMATION
Cash flows from operations                            $      37    $     209    $      242   $      168   $      814
Additions to property, plant and equipment                  380          210           112          178          214
Cash dividends                                               79           77            75           76           76
COMMON STOCK INFORMATION
Diluted earnings per share
      Income from continuing operations               $   26.86    $    5.59    $     1.37   $     1.64   $     5.54
      Net income                                          26.85         5.31          1.10         1.67         5.93
Cash dividends per share                                   1.10         1.10          1.10         1.10         1.10

                               EXHIBIT INDEX



       Exhibit
         No.                                Description
       -------        -------------------------------------------------------

        10.4    -     Amendment   No.  1  to  Ashland   Inc.   Deferred
                      Compensation  Plan for Employees (2005) dated October
                      28, 2005.
        10.7    -     Amendment  No. 1 to Eleventh  Amended and  Restated
                      Ashland Inc.  Supplemental  Early Retirement Plan for
                      Certain Employees dated December 20, 2004.
        10.10   -     Form of  Indemnification  Agreement between Ashland
                      Inc. and members of its Board of Directors.
        10.16   -     Forms of Notice granting Stock Appreciation  Rights
                      Awards.
        10.17   -     Form of Notice granting Restricted Stock Awards.
        10.18   -     Form of Notice granting  Nonqualified  Stock Option
                      Awards.
        12      -     Computation of Ratio of Earnings to Fixed Charges.
        21      -     List of Subsidiaries.
        23.1    -     Consent of Independent Registered Public Accounting
                      Firm.
        23.2    -     Consent of Tillinghast-Towers Perrin.
        23.3    -     Consent of Hamilton, Rabinovitz & Alschuler, Inc.
        24      -     Power of  Attorney,  including  resolutions  of the
                      Board of Directors.
        31.1    -     Certification of James J. O'Brien,  Chief Executive
                      Officer of  Ashland,  pursuant  to Section 302 of the
                      Sarbanes-Oxley Act of 2002.
        31.2    -     Certification  of J. Marvin Quin,  Chief Financial
                      Officer of  Ashland,  pursuant  to Section 302 of the
                      Sarbanes-Oxley Act of 2002.
        32      -     Certification of James J. O'Brien,  Chief Executive
                      Officer  of  Ashland,   and  J.  Marvin  Quin,  Chief
                      Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.