Form 10-Q
period 2005-12-31
ASHLAND INC.
filed 2006-02-08
CIK 1305014

=============================================================================



                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ---------------------


                                 FORM 10-Q





    (Mark One)
    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

     Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     At December 31, 2005, there were 71,265,118 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.


=============================================================================

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                         December 31
                                                                                                   ------------------------
(In millions except per share data)                                                                     2005          2004
---------------------------------------------------------------------------------------------------------------------------

REVENUES
      Sales and operating revenues                                                                 $   2,412    $    2,177
      Equity income                                                                                        2           146
      Other income                                                                                        15            17
                                                                                                   ----------   -----------
                                                                                                       2,429         2,340
COSTS AND EXPENSES
      Cost of sales and operating expenses                                                             2,029         1,849
      Selling, general and administrative expenses                                                       305           311
                                                                                                   ----------   -----------
                                                                                                       2,334         2,160
                                                                                                   ----------   -----------
OPERATING INCOME                                                                                          95           180
      Gain on the MAP Transaction (a)                                                                      2             -
      Loss on early retirement of debt                                                                     -            (2)
      Net interest and other financial costs                                                              10           (29)
                                                                                                   ----------   -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                    107           149
      Income taxes                                                                                       (40)          (55)
                                                                                                   ----------   -----------
INCOME FROM CONTINUING OPERATIONS                                                                         67            94
      Results from discontinued operations (net of income taxes)                                          (1)            -
                                                                                                   ----------   -----------
NET INCOME                                                                                         $      66    $       94
                                                                                                   ==========   ===========

BASIC EARNINGS PER SHARE - Note F
      Income from continuing operations                                                            $     .92    $     1.30
      Results from discontinued operations                                                                 -             -
                                                                                                   ----------   -----------
      Net income                                                                                   $     .92    $     1.30
                                                                                                   ==========   ===========

DILUTED EARNINGS PER SHARE - Note F
      Income from continuing operations                                                            $     .91    $     1.28
      Results from discontinued operations                                                                 -             -
                                                                                                   ----------   -----------
      Net income                                                                                   $     .91    $     1.28
                                                                                                   ==========   ===========

DIVIDENDS PAID PER COMMON SHARE                                                                    $    .275    $     .275

---------------------------------------------------------------------------------------------------------------------------

(a) "MAP Transaction" refers to the June 30, 2005 transfer of Ashland's 38% interest in Marathon Ashland Petroleum LLC (MAP), Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
                                                                   December 31       September 30       December 31
(In millions)                                                             2005               2005              2004
--------------------------------------------------------------------------------------------------------------------

                             ASSETS
                             ------
CURRENT ASSETS
      Cash and cash equivalents                                  $         601      $         985     $         146
      Available-for-sale securities                                        479                403                 -
      Accounts receivable                                                1,559              1,642             1,252
      Allowance for doubtful accounts                                      (45)               (43)              (40)
      Inventories - Note D                                                 582                527               538
      Deferred income taxes                                                 78                122                95
      Other current assets                                                 156                121               106
                                                                 --------------     --------------    --------------
                                                                         3,410              3,757             2,097
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                     -                  -             2,856
      Goodwill and other intangibles                                       643                650               624
      Asbestos insurance receivable (noncurrent portion)                   363                370               396
      Deferred income taxes                                                164                175                 -
      Other noncurrent assets                                              499                441               313
                                                                 --------------     --------------    --------------
                                                                         1,669              1,636             4,189
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                               3,254              3,274             3,166
      Accumulated depreciation, depletion and amortization              (1,851)            (1,852)           (1,889)
                                                                 --------------     --------------    --------------
                                                                         1,403              1,422             1,277
                                                                 --------------     --------------    --------------

                                                                 $       6,482      $       6,815     $       7,563
                                                                 ==============     ==============    ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES
      Debt due within one year                                   $          12      $          12     $         575
      Trade and other payables                                           1,228              1,520             1,197
      Income taxes                                                           2                 13                69
                                                                 --------------     --------------    --------------
                                                                         1,242              1,545             1,841
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                 77                 82             1,087
      Employee benefit obligations                                         394                358               438
      Deferred income taxes                                                  -                  -               248
      Reserves of captive insurance companies                              183                182               177
      Asbestos litigation reserve (noncurrent portion)                     512                521               553
      Other long-term liabilities and deferred credits                     388                388               375
                                                                 --------------     --------------    --------------
                                                                         1,554              1,531             2,878

STOCKHOLDERS' EQUITY                                                     3,686              3,739             2,844
                                                                 --------------     --------------    --------------

                                                                 $       6,482      $       6,815     $       7,563
                                                                 ==============     ==============    ==============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                    other
                                                      Common        Paid-in       Retained  comprehensive
(In millions)                                          stock        capital       earnings           loss          Total
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2004                   $         72   $        478  $       2,262   $       (106) $       2,706
      Total comprehensive income (a)                                                    94             39            133
      Cash dividends                                                                   (20)                          (20)
      Issued 505,385 common shares under
        stock incentive and other plans                                  25                                           25
                                                -------------  ------------- --------------  ------------- --------------
BALANCE AT DECEMBER 31, 2004                    $         72   $        503  $       2,336   $        (67) $       2,844
                                                =============  ============= ==============  ============= ==============


BALANCE AT SEPTEMBER 30, 2005                   $          1   $        605  $       3,251   $       (118) $       3,739
      Total comprehensive income (a)                                                    66            (12)            54
      Cash dividends                                                                   (20)                          (20)
      Issued 164,203 common shares under
        stock incentive and other plans                                   9                                            9
      Repurchase of 1,764,730 common shares                             (96)                                         (96)
                                                -------------  ------------- --------------  ------------- --------------
BALANCE AT DECEMBER 31, 2005                    $          1   $        518  $       3,297   $       (130) $       3,686
                                                =============  ============= ==============  ============= ==============

-------------------------------------------------------------------------------------------------------------------------
(a) Reconciliations of net income to total comprehensive income follow.

                                                                                                   Three months ended
                                                                                                      December 31
                                                                                             ----------------------------
      (In millions)                                                                                  2005           2004
      -------------------------------------------------------------------------------------------------------------------

      Net income                                                                             $         66  $          94
      Unrealized translation adjustments                                                              (11)            35
          Related tax benefits                                                                          -              2
      Net unrealized gains (losses) on cash flow hedges                                                (1)             2
                                                                                             ------------- --------------
      Total comprehensive income                                                             $         54  $         133
                                                                                             ============= ==============

     --------------------------------------------------------------------------------------------------------------------
     At December 31, 2005, the accumulated other comprehensive loss of $130 million (after tax) was comprised of net unrealized  translation gains of $31 million,  a minimum  pension  liability of $160 million and net unrealized losses on cash flow hedges of $1 million.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


---------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three months ended
                                                                                                          December 31
                                                                                                    -----------------------
(In millions)                                                                                            2005         2004
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
      Income from continuing operations                                                             $      67    $      94
      Adjustments to reconcile to cash flows from operations
          Depreciation, depletion and amortization                                                         51           46
          Deferred income taxes                                                                            54           17
          Equity income from affiliates                                                                    (2)        (146)
          Distributions from equity affiliates                                                              1            1
          Change in operating assets and liabilities (a)                                                 (312)         (70)
          Other items                                                                                      (3)           2
                                                                                                    ----------   ----------
                                                                                                         (144)         (56)
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                                4           20
      Excess tax benefits related to share-based payments                                                   1            2
      Repayment of long-term debt                                                                          (5)         (98)
      Repurchase of common stock                                                                          (96)           -
      Increase in short-term debt                                                                           -          211
      Cash dividends paid                                                                                 (20)         (20)
                                                                                                    ----------   ----------
                                                                                                         (116)         115
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                          (50)         (55)
      Purchase of operations - net of cash acquired                                                         -          (95)
      Purchases of available-for-sale securities                                                         (227)           -
      Proceeds from sales and maturities of available-for-sale securities                                 152            -
      Other - net                                                                                           3            2
                                                                                                    ----------   ----------
                                                                                                         (122)        (148)
                                                                                                    ----------   ----------
CASH USED BY CONTINUING OPERATIONS                                                                       (382)         (89)
      Cash used by discontinued operations                                                                 (2)          (8)
                                                                                                    ----------   ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                                    (384)         (97)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                           985          243
                                                                                                    ----------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                           $     601    $     146
                                                                                                    ==========   ==========

---------------------------------------------------------------------------------------------------------------------------

(a) Excludes changes resulting from operations acquired or sold.



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Results of operations for the period ended December 31, 2005, are not necessarily indicative of results to be expected for the year ending September 30, 2006. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation.

         The preparation of Ashland's condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include long-lived assets, employee benefit obligations, income taxes, reserves and associated receivables for asbestos litigation, environmental remediation, and income recognized under construction contracts. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

NOTE B - NEW ACCOUNTING STANDARD

         In December 2004, the Financial Accounting Standards Board issued Statement No. 123R (FAS 123R), which revised FAS 123, "Accounting for Stock-Based Compensation," by requiring the expensing of share-based compensation based on the grant-date fair value of the award. FAS 123 had provided companies the option of expensing such awards or merely disclosing the pro forma effects of such expensing in the notes to financial statements. As of October 1, 2002, Ashland began expensing employee stock options in accordance with FAS 123 and its related amendments. Ashland elected the modified prospective method of adoption, under which compensation costs recorded in the year ended September 30, 2003 were the same as that which would have been recorded had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior periods were not restated. FAS 123R also required an additional caption in the financing section of the Statements of Consolidated Cash Flows to present separately the excess tax benefits related to share based-payments. The adoption of FAS 123R during the December 2005 quarter did not have a material effect on Ashland's financial position, results of operations or cash flows.

NOTE C - DEBT DEFEASANCE

         During the December 2005 quarter Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet as of December 31, 2005. Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments. The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE D - INVENTORIES

         Inventories are carried at the lower of cost or market. Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method. The remaining inventories are stated at cost using the first-in, first-out (FIFO) method or average cost method (which approximates FIFO). The following table summarizes Ashland's inventories as of the reported balance sheet dates.

         -------------------------------------------------------------------------------------------------------------
                                                                      December 31      September 30       December 31
         (In millions)                                                       2005              2005              2004
         -------------------------------------------------------------------------------------------------------------
         Chemicals and plastics                                     $         497     $         429     $         449
         Construction materials                                                75                80                69
         Lubricants                                                            88                68                69
         Other products                                                        55                67                53
         Supplies                                                               9                 9                 6
         Excess of replacement costs over LIFO carrying values               (142)             (126)             (108)
                                                                    --------------    --------------    --------------
                                                                    $         582     $         527     $         538
                                                                    ==============    ==============    ==============


NOTE E - UNCONSOLIDATED AFFILIATES

         On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP as well as its maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon in a transaction valued at approximately $3.7 billion (the "MAP Transaction"). For further detailed information on this transaction see Note D of Notes to Consolidated Financial Statements in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Separate financial statements for MAP required by Rule 3-09 of Regulation S-X will be filed as an amendment to Ashland's Annual Report on Form 10-K within 90 days after the end of MAP's fiscal year, which ended December 31, 2005. Unaudited income statement information for MAP during the period of ownership is shown below.

         MAP was organized as a limited liability company that had elected to be taxed as a partnership. Therefore, the parents were responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP did not include any provision for income taxes that would have been incurred by its parents.

         -------------------------------------------------------------------------------------------------------------
                                                                                                  Three months ended
                                                                                                       December 31
                                                                                              ------------------------
         (In millions)                                                                              2005         2004
         -------------------------------------------------------------------------------------------------------------
         Sales and operating revenues                                                         $        -    $  12,516
         Income from operations                                                                        -          380
         Net income                                                                                    -          386
         Ashland's equity income                                                                       -          142

                                     7

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE F - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (EPS).

         ------------------------------------------------------------------------------------------------------------------------
                                                                                                           Three months ended
                                                                                                               December 31
                                                                                                         ------------------------
         (In millions except per share data)                                                                   2005         2004
         ------------------------------------------------------------------------------------------------------------------------
         Numerator
         Numerator for basic and diluted EPS - Income
            from continuing operations                                                                   $       67    $      94
                                                                                                         ===========   ==========
         Denominator
         Denominator for basic EPS - Weighted average
               common shares outstanding                                                                         72           72
         Common shares issuable upon exercise of stock options                                                    1            1
                                                                                                         -----------   ----------
         Denominator for diluted EPS - Adjusted weighted
               average shares and assumed conversions                                                            73           73
                                                                                                         ===========   ==========

         Earnings per share
               Basic                                                                                     $      .92    $    1.30
               Diluted                                                                                   $      .91    $    1.28


NOTE G - EMPLOYEE BENEFIT PLANS

         Presently, Ashland anticipates contributing $126 million to its U.S. pension plans and $6 million to its non-U.S. pension plans during fiscal 2006. As of December 31, 2005, contributions of $75 million have been made to the U.S. plans and $1 million to the non-U.S. plans. The following table details the components of pension and other postretirement benefit costs.

         ------------------------------------------------------------------------------------------------------------------------
                                                                                                          Other postretirement
                                                                                 Pension benefits               benefits
                                                                             -------------------------  -------------------------
         (In millions)                                                            2005           2004         2005          2004
         ------------------------------------------------------------------------------------------------------------------------
         Three months ended December 31
         Service cost                                                        $      15     $       13   $        2    $        2
         Interest cost                                                              21             20            3             5
         Expected return on plan assets                                            (25)           (19)           -             -
         Amortization of prior service credit                                        -              -           (2)           (2)
         Amortization of net actuarial loss                                         10              8            -             1
                                                                             ----------    -----------  -----------   -----------
                                                                             $      21     $       22   $        3    $        6
                                                                             ==========    ===========  ===========   ===========

NOTE H - LITIGATION, CLAIMS AND CONTINGENCIES

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

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE H - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

         A summary of asbestos claims activity follows. Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.

         -----------------------------------------------------------------------------------------------------------------------
                                                          Three months ended
                                                             December 31                      Years ended September 30
                                                      ---------------------------     ------------------------------------------
         (In thousands)                                     2005            2004            2005           2004            2003
         -----------------------------------------------------------------------------------------------------------------------
         Open claims - beginning of period                   184             196             196            198             160
         New claims filed                                      2               3              12             29              66
         Claims settled                                       (1)             (3)             (6)            (7)             (7)
         Claims dismissed                                     (4)             (6)            (18)           (24)            (21)
                                                      -----------     -----------     -----------    -----------     -----------
         Open claims - end of period                         181             190             184            196             198
                                                      ===========     ===========     ===========    ===========     ===========


         Since October 1, 2002, Riley has been dismissed as a defendant in 76% of the resolved claims. Amounts spent on litigation defense and claim settlements averaged $1,961 per claim resolved in the three months ended December 31, 2005, compared to $1,723 in the three months ended December 31, 2004, and annual averages of $1,985 in 2005, $1,655 in 2004 and $1,610 in 2003. A progression of activity in the asbestos reserve is presented in the following table.

         -----------------------------------------------------------------------------------------------------------------------
                                                          Three months ended
                                                             December 31                      Years ended September 30
                                                      ---------------------------    -------------------------------------------
         (In millions)                                      2005            2004           2005            2004            2003
         -----------------------------------------------------------------------------------------------------------------------
         Asbestos reserve - beginning of period       $      571      $      618     $      618      $      610     $       202
         Expense incurred                                      -               -              -              59             453
         Amounts paid                                         (9)            (15)           (47)            (51)            (45)
                                                      -----------     -----------    -----------     -----------    ------------
         Asbestos reserve - end of period             $      562      $      603     $      571      $      618     $       610
                                                      ===========     ===========    ===========     ===========    ============

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

         From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made, with the assistance of HR&A, based on a combination of a number of factors including the actual volume of new claims, recent settlement costs, changes in the mix of alleged disease, enacted legislative changes and other developments impacting

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE H - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

         Ashland's estimate of future payments. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $562 million at December 31, 2005, compared to $571 million at September 30, 2005 and $603 million at December 31, 2004.

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

         Ashland's management has estimated the value of reasonably possible insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries, Ashland has used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. Ashland will continue to apply this methodology until such time as the disagreement is resolved. On July 21, 2004, Ashland filed a demand for arbitration to resolve the dispute concerning the interpretation of this agreement.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE H - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

         At December 31, 2005, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $393 million, of which $65 million relates to costs previously paid. Receivables from insurance companies amounted to $400 million at September 30, 2005 and $432 million at December 31, 2004. About 40% of the estimated receivables from insurance companies at December 31, 2005 are expected to be due from Equitas and other London companies. Of the remainder, approximately 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

         ENVIRONMENTAL REMEDIATION

         Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At December 31, 2005, such locations included 97 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 96 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 214 are being actively remediated. Ashland's reserves for environmental remediation amounted to $179 million at December 31, 2005, compared to $178 million at September 30, 2005 and $155 million at December 31, 2004, of which $147 million at December 31, 2005, $145 million at September 30, 2005 and $123 million at December 31, 2004 were classified in noncurrent liabilities on the Condensed Consolidated Balance Sheets. The total reserves for environmental remediation reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

         Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $8 million for the three months ended December 31, 2005, compared to $7 million for the three months ended December 31, 2004, and annual expense of $47 million in 2005, $2 million in 2004 and $22 million in 2003.

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

-------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended
                                                                                                       December 31
                                                                                                 ------------------------
(In millions)                                                                                         2005          2004
-------------------------------------------------------------------------------------------------------------------------

REVENUES
    Sales and operating revenues
       APAC                                                                                      $     726    $      611
       Ashland Distribution                                                                            967           895
       Ashland Specialty Chemical                                                                      449           400
       Valvoline                                                                                       310           309
       Intersegment sales
          Ashland Distribution                                                                          (6)           (6)
          Ashland Specialty Chemical                                                                   (33)          (32)
          Valvoline                                                                                     (1)            -
                                                                                                 ----------   -----------
                                                                                                     2,412         2,177
    Equity income
       APAC                                                                                              -             2
       Ashland Specialty Chemical                                                                        2             2
       Refining and Marketing                                                                            -           142
                                                                                                 ----------   -----------
                                                                                                         2           146
    Other income
       APAC                                                                                              7             1
       Ashland Distribution                                                                              1             2
       Ashland Specialty Chemical                                                                        2             9
       Valvoline                                                                                         3             2
       Refining and Marketing                                                                            -             2
       Unallocated and other                                                                             2             1
                                                                                                 ----------   -----------
                                                                                                        15            17
                                                                                                 ----------   -----------
                                                                                                 $   2,429    $    2,340
                                                                                                 ==========   ===========
OPERATING INCOME (a)
    APAC                                                                                         $      39    $        4
    Ashland Distribution                                                                                34            20
    Ashland Specialty Chemical                                                                          27            16
    Valvoline                                                                                            1            13
    Refining and Marketing (b)                                                                           -           136
    Unallocated and other                                                                               (6)           (9)
                                                                                                 ----------   -----------
                                                                                                 $      95    $      180
                                                                                                 ==========   ===========

-------------------------------------------------------------------------------------------------------------------------

(a) In October 2005, Ashland refined its segment reporting to allocate substantially all corporate expenses to Ashland's four operating divisions, with the exception of certain legacy costs or items clearly not associated with the operating divisions. Prior periods have been conformed to the current period presentation.
(b) Includes Ashland's equity income from MAP, amortization related to Ashland's excess investment in MAP and other activities associated with refining and marketing through June 30, 2005.


------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Three months ended
                                                                                                            December 31
                                                                                                    --------------------------
(In millions)                                                                                             2005         2004
------------------------------------------------------------------------------------------------------------------------------

OPERATING INFORMATION
APAC
    Construction backlog at December 31 (a)                                                         $    1,941    $   1,730
    Net construction job revenues (b)                                                               $      423    $     344
    Hot-mix asphalt production (tons)                                                                      7.8          7.8
    Aggregate production (tons)                                                                            8.1          7.8
Ashland Distribution (c)
    Sales per shipping day                                                                          $     15.9    $    14.4
    Gross profit as a percent of sales                                                                    10.2%         9.6%
Ashland Specialty Chemical (c)
    Sales per shipping day                                                                          $      7.4    $     6.4
    Gross profit as a percent of sales                                                                    27.4%        24.2%
Valvoline
    Lubricant sales (gallons)                                                                             38.5         41.1
    Premium lubricants (percent of U.S. branded volumes)                                                  22.9%        21.8%

------------------------------------------------------------------------------------------------------------------------------

(a) Includes APAC's proportionate share of the backlog of unconsolidated joint ventures.
(b)  Total construction job revenues, less subcontract costs.
(c) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Ashland reported net income of $66 million for the quarter ended December 31, 2005, compared to $94 million for the quarter ended December 31, 2004. The comparison is affected by the June 2005 transfer of Ashland's former 38-percent interest in Marathon
         Ashland Petroleum LLC (MAP) to Marathon Oil Corporation (Marathon), the retirement of most of Ashland's debt and the investment of the remaining proceeds. Net income in the 2004 quarter included $83 million of net income from the former Refining and Marketing segment (which consisted primarily of Ashland's equity income from MAP), as well as net, after-tax interest expense of $18 million, for a net benefit of $65 million. The 2005 quarter included $6 million of net, after-tax interest income.

         Three of Ashland's four businesses performed well during the December 2005 quarter. The continued excellent performances of Ashland Specialty Chemical and Ashland Distribution drove results in the Chemical Sector. These businesses increased revenues and expanded their profit margins in an environment of rising costs. The quarter was disappointing for Valvoline, however, as declining demand in the motor oil market, rising raw materials costs and competitive price discounting adversely affected results. The Transportation Construction Sector, commercially known as Ashland Paving And Construction, Inc. (APAC), benefited from margin improvement due to its efforts to incorporate higher material values and energy costs into its bids, as well as more favorable weather conditions in the quarter. An analysis of operating income by industry segment follows.

         Segment operating results reflect new methodology adopted in October 2005 for allocating substantially all corporate expenses to Ashland's four operating businesses, with the exception of certain legacy costs or items clearly not associated with the operating divisions. Accordingly, an additional $21 million was allocated to the divisions for the December 2005 quarter. The remaining $6 million expense is classified as "Unallocated and other" in Ashland's segment reporting. Results for previously reported periods have been reclassified to conform with the new allocation methodology.

         APAC

         APAC  reported  operating  income of $39 million for the  December
         2005 quarter, compared to $4 million for the December 2004 quarter. Results for the December 2005 quarter reflect APAC's continuing focus on incorporating increases in raw material and energy costs into its sales prices and more favorable weather conditions. Results for the December 2005 quarter also included a $10 million gain from the transfer of property subject to eminent domain, as well as a $4 million loss on fuel hedges. APAC reported sales and operating revenues of $726 million in the December 2005 quarter, a 19% increase over the $611 million recorded in the December 2004 quarter. Net construction job revenues (total construction job revenues, less subcontract costs) increased 23%. Hot-mix asphalt production was even at 7.8 million tons, while aggregate production increased 4% to 8.1 million tons. Margin improvement reflected the efforts to incorporate higher construction material values and energy costs into APAC's bids. In addition, APAC continued to roll off older, fixed-price contracts which contained substantially lower energy and raw material estimated costs. While national weather data showed rainfall was average for the December 2005 quarter, the precipitation patterns were favorable for APAC, with rain occurring later in the quarter, providing more dry, temperate days for production. At December 31, 2005, APAC's construction backlog, which consists of work awarded and funded but not yet performed, was $1.9 billion, up 12% over the same period last year.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         ASHLAND DISTRIBUTION

         Ashland Distribution achieved its eighth consecutive record quarter, with operating income of $34 million in the December 2005 quarter, up 70% over the $20 million reported for the December 2004 quarter. Sales and operating revenues increased to $967 million, an 8% increase over the December 2004 quarter. The division's performance reflects its ability to expand margins despite rising costs of chemicals and plastics, by increasing prices and managing expenses. Gross profit as a percent of sales increased from 9.6% to 10.2%. Daily sales volume declined 4%, a result of the sale of the ingestibles business in the March 2005 quarter and supply disruptions from hurricanes Katrina and Rita.

         ASHLAND SPECIALTY CHEMICAL

         Ashland Specialty Chemical achieved record operating income for the December 2005 quarter of $27 million, up 69% over the $16 million reported in the prior-year quarter. The December 2004 quarter included approximately $4 million in net nonrecurring gains, primarily from the termination of a product supply contract. Sales and operating revenues grew to $449 million for the December 2005 quarter, a 12% increase over the December 2004 quarter. Sales from the DERAKANE(R) resins business acquired in December 2004 contributed approximately half of the growth, with the remainder mainly attributable to higher selling prices. The increase in operating income reflected a combination of revenue and margin growth. Gross profit as a percent of sales increased from 24.2% to 27.4%. Operating income from Composite Polymers, the largest of the three Performance Materials business groups, increased four-fold versus the year-ago quarter, while Casting Solutions and Specialty Polymers and Adhesives, combined to achieve a 26% increase in operating income. The Water Technologies business reported weaker profits for the quarter, due in large part to its investment in growth initiatives.

         VALVOLINE

         Valvoline reported operating income of $1 million in the December 2005 quarter, compared to $13 million in the December 2004 quarter. Declining demand in the motor oil market, rising raw materials costs and competitive pricing adversely affected results for Valvoline. Valvoline's lubricant sales volumes declined 6%, reflecting a decline in demand for U.S. passenger-car motor oil across the lubricant market. Higher energy prices, combined with higher absolute product costs, have had a dampening effect on consumers' spending for automotive preventive maintenance. The rapid increase in material costs eroded Valvoline's margins due to the lag in passing price increases into the marketplace. Valvoline's ability to capture its full costs was hampered by the competitive environment. Sales and operating revenues were $310 million for the quarter, essentially even with $309 million of revenues in the December 2004 quarter.

         REFINING AND MARKETING

         On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP as well as its maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon in a transaction valued at approximately $3.7 billion (the "MAP Transaction"). For further detailed information on this transaction see Note D of Notes to Consolidated Financial Statements in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Operating income from Refining and Marketing, which consisted primarily of equity income from MAP, amounted to $136 million for the December 2004 quarter.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         UNALLOCATED AND OTHER

         Unallocated and other costs, consisting of certain legacy costs or items clearly not associated with the operating divisions, amounted to $6 million in the December 2005 quarter, compared to $9 million in the December 2004 quarter. The December 2005 quarter included a $3 million increase in environmental remediation reserves (net of estimated insurance recoveries) related to a formerly-owned business. The December 2004 quarter included a $7 million charge for estimated future insurance premiums due Oil Insurance Limited (OIL), the energy-industry mutual insurance consortium in which Ashland participated. Ashland terminated its participation in OIL effective December 31, 2005.

         GAIN ON THE MAP TRANSACTION

         Ashland recorded an increase in the gain on the MAP Transaction of $2 million in the December 2005 quarter as a result of an increase in the discounted receivable from Marathon for the estimated present value of future tax deductions. See Note D in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, for further explanation of this receivable.

         LOSS ON EARLY RETIREMENT OF DEBT

         In the December 2004 quarter, Ashland recorded a loss of $2 million on the early retirement of a capitalized lease obligation.

         NET INTEREST AND OTHER FINANCIAL COSTS

         Net interest and other financial costs amounted to income of $10 million in the December 2005 quarter, compared to expense of $29 million in the December 2004 quarter. The comparison reflects the retirement of most of Ashland's debt from the proceeds of the MAP Transaction in June 2005 and the investment of the remaining proceeds in short-term, available-for-sale securities.

         INCOME TAXES

         Ashland's effective income tax rate of 37.4% for the December 2005 quarter was comparable to the effective rate of 36.9% for the December 2004 quarter. The interim rate is reflective of Ashland's estimated effective rate for the entire fiscal year.

         DISCONTINUED OPERATIONS

         Results of discontinued operations for the December 2005 quarter included minor unreserved expenses of $1 million (net of income taxes) associated with asbestos liabilities.


FINANCIAL POSITION

         LIQUIDITY

         Cash flows from operations, a major source of Ashland's liquidity, amounted to a deficit of $144 million for the three months ended December 31, 2005, compared to a deficit of $56 million for the three months ended December 31, 2004. The deficit in the December 2005 quarter reflects a $312 million cash outflow resulting from a net increase in operating assets and liabilities. The largest component of this change was a $292 million decrease in trade and other payables, which reflects a $75 million contribution to Ashland's

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

         LIQUIDITY (CONTINUED)

         pension plan and a seasonal decline in accounts payable. Ashland typically accelerates payments to vendors at the end of December to coincide with their fiscal year-ends, versus delaying some payments at the end of September. The December 2004 quarter had a similar seasonal decline in accounts payable.

         Ashland's financial position has enabled it to obtain capital for its financing needs. Following shareholder approval of the MAP Transaction in June 2005, Moody's lowered Ashland's senior debt rating from Baa2 to Ba1, their highest non-investment grade rating, and also lowered Ashland's commercial paper rating from P-3 to N-P (Not-Prime), citing the annual cash flow lost from the operations sold. In September 2005, Standard & Poor's lowered
         Ashland's senior debt rating from BBB to BBB-, its lowest investment grade rating, and lowered Ashland's commercial paper rating from A-2 to A-3. Ratings downgrades below investment grade can significantly increase a company's borrowing costs. Ashland has a revolving credit agreement that expires on March 21, 2010, which provides for up to $350 million in borrowings. The borrowing capacity under this facility was reduced by $103 million of letters of credit outstanding at December 31, 2005. While the revolving credit agreement contains a covenant limiting new borrowings based on Ashland's stockholders' equity, the agreement would have permitted an additional $5.4 billion of borrowings at December 31, 2005. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

         At December 31, 2005, working capital (excluding debt due within one year) amounted to $2,158 million, compared to $2,224 million at September 30, 2005 and $831 million at December 31, 2004. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $142 million at December 31, 2005, compared to $126 million at September 30, 2005 and $108 million at December 31, 2004. Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 209% of current liabilities at December 31, 2005, compared to 193% at September 30, 2005 and 74% at December 31, 2004. The increases in liquidity since December 2004 reflect the cash proceeds from the MAP Transaction net of debt retirements.

         CAPITAL RESOURCES

         On July 21, 2005, Ashland's Board of Directors authorized the purchase of $270 million of Ashland common stock in the open market. During the December 2005 quarter, Ashland repurchased 1.8 million shares for $96 million. Through December 31, 2005, Ashland had repurchased 3.5 million shares at a cost of $196 million. On January 25, 2006, Ashland's Board of Directors increased the remaining authorization to $250 million, an increase of $176 million.

         For the three months ended December 31, 2005, property additions amounted to $50 million, compared to $55 million for the same period last year. Ashland anticipates meeting its remaining 2006 capital requirements for property additions and dividends from internally generated funds.

         Ashland's debt level amounted to $89 million at December 31, 2005, compared to $94 million at September 30, 2005, and $1.66 billion at December 31, 2004. Debt as a percent of capital employed amounted to 2.4% at December 31, 2005, compared to 2.5% at September 30, 2005, and 36.9% at December 31, 2004. The decline from December 31, 2004 reflects the retirement of most of Ashland's debt with the proceeds from the MAP Transaction.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         There have been no material changes in the critical accounting policies described in Management's Discussion and Analysis (MD&A) in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note H to the Condensed Consolidated Financial Statements.


OUTLOOK

         APAC continues to implement its five-part improvement program. It is making progress on capturing margin on materials, whether through third-party sales or through intra-company sales to its own construction services. A variety of ongoing programs are improving the bidding and estimating process. APAC continues to manage hydrocarbon exposure through a risk-analysis-driven hedging program. Further, APAC continually strives to be a low-cost competitor in its markets. As older, less profitable jobs roll off, they are being replaced by contracts with better margins. Approximately 73% of the current backlog has been awarded since October 1, 2004. However, APAC typically operates at a loss during the second quarter of the fiscal year--the winter quarter. Excluding any unusual and unexpected events, a loss is expected for the March 2006 quarter. The extent of the loss should be primarily determined by the level of operations, especially in March.

         APAC continues to evaluate its operations market by market. In January, APAC sold its Richmond, Virginia, and Shawnee, Oklahoma, market areas and will report a small book gain in the March quarter. Both of these businesses were unprofitable in 2005. APAC's so-called "fix or exit" team's analysis of 75 markets will be completed in the March 2006 quarter. While no other decisions have been made, APAC is likely to exit several more markets this year.

         In the Chemical Sector, Ashland continues to make good progress on its GlobalOne enterprise resource planning (ERP) system. Ashland's Canadian operations are running under this system, and key learnings from the "go live" in Canada are being applied to the implementation in the United States and Mexico now planned for the December 2006 quarter. The scope of GlobalOne is being expanded to include new, additional functionalities in customer management and pricing management. Because of this additional functionality, the total cost of the project is expected to increase by approximately $25 million, bringing the total planned expenditures for GlobalOne to $115 million.

         Both Ashland Distribution and Ashland Specialty Chemical's profitability is a function of economic growth and their ability to manage material cost increases. Ashland Distribution and the Performance Materials business of Ashland Specialty Chemical continue to focus on passing through rising costs and managing expenses. In contrast, the Water Technologies business is focusing on growth, not near-term profits. Sales engineers are being hired and trained to sell Ashland's innovative Sonoxide ultrasound technology and PathGuard pathogen control systems. As of December 31, there were 390 Sonoxide and more than 80 PathGuard units in place around the world.

         The market conditions that led to Valvoline's poor performance in the December quarter continue. While Ashland is optimistic about Valvoline's long-term prospects, profitability recovery is unlikely to occur in the March quarter. Gradual improvement should materialize in the latter half of this fiscal year moving into the prime car-care months as marketing and pricing programs begin to take effect.

-------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include those that refer to Ashland's operating performance, earnings, and benefits expected to be obtained through the GlobalOne ERP implementation. These estimates are based upon a number of assumptions, including those mentioned within MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters). Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur. Other factors and risks affecting Ashland are contained in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Ashland's market risk exposure at December 31, 2005 is generally consistent with the types and amounts of market risk exposures presented in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.


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

     The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding
100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed. Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 51,600 active lawsuits pending as of December 31, 2005. In these active lawsuits, less than 0.3% of the active lawsuits involve claims between $0 and $100,000; approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.2% of the active lawsuits involve claims between $5 million and $10 million; approximately 2% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

     For  additional   information   regarding   liabilities  arising  from
asbestos-related litigation, see Note H of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

     U.S. Department of Justice ("USDOJ") Antitrust Division  Investigation
- In November 2003, Ashland received a subpoena from the USDOJ relating to a foundry resins grand jury investigation. Ashland received a letter dated January 18, 2006 from USDOJ advising it that this investigation has now been closed. As is frequently the case when such investigations have been initiated, a number of civil actions have been filed in multiple jurisdictions, most of which are seeking class action status for classes of customers of foundry resins. These cases have been consolidated for pretrial purposes in the United States District Court, Southern District of Ohio. Ashland will vigorously defend the actions.

     Environmental Proceedings - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 2005, Ashland had been named a PRP at 97 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

      (2) St. Paul Park Criminal Investigation - The United States Attorney in Minnesota conducted a criminal investigation of the May 16, 1997 fire at the St. Paul Park refinery. The Assistant United States Attorney ("AUSA") in charge alleged that the refinery sewer system was subject to and not in compliance with Subpart QQQ of the regulations under the Clean Air Act. He further alleged that the non-compliance was the cause of the fire that severely burned employee Randy Danielson. The AUSA has stated that he believed there were five separate criminal violations.

     On May 13, 2002, Ashland entered into a plea agreement with the United States Attorney's Office for the District of Minnesota and the Environmental Crimes Section of the United States Department of Justice regarding the May 16, 1997 sewer fire at the St. Paul Park refinery. As part of the plea agreement, Ashland entered guilty pleas to two federal misdemeanors, has paid a $5.4 million fine related to violations of the Clean Air Act, has paid approximately $3.9 million as restitution to the employees injured in the fire and other costs, and funded approximately $9.4 million in upgrades to the St. Paul Park refinery. The upgrade has been completed and was finished 2 1/2 years earlier than required by the Court. In addition, as part of the plea agreement, Ashland entered into a deferred prosecution agreement with regard to a separate count charging Ashland with violating Subpart QQQ of the New Source Performance Standards of the Clean Air Act. Ashland satisfied the terms and conditions of the deferred prosecution agreement so that the deferred prosecution was dismissed by the court on February 22, 2005. Ashland has paid the majority of the costs and has a reserve of $0.5 million to cover the remaining costs. Ashland was placed on five years probation from December 23, 2002. On December 15, 2005, Ashland filed a motion for Order for Early Release from Probation. On December 30, 2005, the Judge stated that he would sign the order releasing Ashland from probation on June 30, 2006, assuming Ashland remains in compliance with the terms of probation.

     (3) In 1990, contamination of groundwater at Ashland's former Canton, Ohio refinery (now owned and operated by MAP) was first identified and reported to Ohio's Environmental Protection Agency ("OEPA"). Since that time, Ashland has voluntarily conducted investigation and remediation activities and regularly communicated with OEPA regarding this matter. Ashland and the State of Ohio have exchanged Consent Order drafts and have met to negotiate the terms of such an order. The state filed a complaint in February 2004, but simultaneously expressed an interest in continuing Consent Order settlement discussions. Following the filing of the complaint, Ashland, OEPA and Ohio's Office of the Attorney General have continued to work to finalize a Consent Order. The state has advised that it will assess a penalty as part of the overall settlement making an initial request for $650,000.

     For  additional   information  regarding   environmental  matters  and
reserves, see Note H of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

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

ITEM 1A.  RISK FACTORS

     During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland's Form 10-K for the year ended September 30, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table summarizes information regarding purchases of Ashland Common Stock by Ashland during the first quarter of fiscal 2006.

                                      Issuer Purchases of Equity Securities (1)
                                                                                                  Maximum number (or
                                                                                                  approximate dollar
                                                                                                   value) of shares
                                                       Average price     Total number of shares     that may yet be
                                                      paid per share,     purchased as part of      purchased under
                                   Total number of       including         publicly announced        the plans or
Period                            shares purchased       commission         plans or programs          programs
--------                          ----------------    ---------------    ----------------------   -------------------
                                         (a)                (b)                    (c)                    (d)
October 1 - October 31                  250,000           $52.61                  250,000           $    157,470,148
November 1 - November 30                937,700           $53.91                  937,700           $    106,916,493
December 1 - December 31                577,030           $56.74                  577,030           $     74,174,251
                                      ----------         ---------              ----------         ------------------
Total                                 1,764,730           $54.65                1,764,730           $     74,174,251

(1) The stock repurchase program was originally authorized in July 2005 in the amount of $270 million. Through December 31, 2005, $196 million of Ashland shares had been repurchased under the original authorization. On January 25, 2006, the authorization was increased by an additional $176 million to a total of $250 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 26, 2006, Ashland's Annual Meeting of Shareholders was held at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m. The following are the results of the shareholder vote at the meeting:

     1) Roger W. Hale, Patrick F. Noonan and George A. Schaefer, Jr. were elected to a three-year term as directors with the vote totals referenced below.
                                                               Votes
                                                    ---------------------------
                                                     Affirmative      Withheld
                                                    ------------    -----------
                 Roger W. Hale                        65,381,428      1,163,386
                 Patrick F. Noonan                    64,623,970      1,920,844
                 George A. Schaefer, Jr.              64,128,926      2,415,888

         Ernest H. Drew, Mannie L. Jackson, Theodore M. Solso, Michael J. Ward, Bernadine P. Healy, M.D., Kathleen Ligocki and James J. O'Brien continue to serve as directors.

     2) The appointment of Ernst & Young LLP as independent auditors for fiscal year ending September 30, 2006, was ratified by a vote of 65,556,830 shares voting for, 521,902 shares voting against, and 466,082 shares abstaining.

     3) The 2006 Ashland Inc. Incentive Plan was approved by a vote of 41,947,266 shares voting for, 13,719,500 shares voting against, and 912,233 shares abstaining.

ITEM 6.  EXHIBITS

(a)      Exhibits
         --------

         10      2006 Ashland Inc. Incentive Plan.

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


                                                  Ashland Inc.
                                     ---------------------------------------
                                                  (Registrant)


Date:  February 8, 2006              /s/ J. Marvin Quin
                                     ---------------------------------------
                                      J. Marvin Quin
                                      Senior Vice President and Chief Financial
                                      Officer (on behalf of the Registrant and
                                      as principal financial officer)

                               EXHIBIT INDEX


Exhibit
   No.                            Description
---------      -------------------------------------------------------------
10             2006 Ashland Inc. Incentive Plan.

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