Form 10-K/A
period 2005-09-30
ASHLAND INC.
filed 2006-03-30
CIK 1305014

==============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            -------------------
                                FORM 10-K/A
                              AMENDMENT NO. 1
                               ANNUAL REPORT
                  PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

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

     At February 28, 2006, there were 71,118,940 shares of Registrant's common stock outstanding.

                    Documents Incorporated by Reference

     Portions of Registrant's definitive Proxy Statement (the "Proxy Statement") for its January 26, 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

                              EXPLANATORY NOTE

     This amendment to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 of Ashland Inc. ("Ashland") is being filed to include the audited financial statements of Marathon Petroleum Company LLC ("MPC"), formerly known as Marathon Ashland Petroleum LLC, for the six months ended June 30, 2005, as required by Rule 3-09 of Regulation S-X. Ashland had a 38% equity interest in MPC through June 30, 2005. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

     A consent of PricewaterhouseCoopers LLP, independent accountants for MPC, is being filed as an exhibit hereto.

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

     Audited financial statements of Marathon Petroleum Company LLC (formerly Marathon Ashland Petroleum LLC). Financial statement schedules are omitted because they are not applicable as the required information is contained in the applicable financial statements or notes thereto.

     (b) DOCUMENTS REQUIRED BY ITEM 601 OF REGULATION S-K

     3.1 Second Restated Articles of Incorporation of Ashland effective July 21, 2005 (filed as Exhibit 3(i) to Ashland's Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

     3.2        By-laws of Ashland, effective as of June 30, 2005 (filed as
                Exhibit 3(ii) to Ashland's Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

     4.1 Ashland agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of Ashland and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the SEC.

     4.2 Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee (filed as Exhibit 4.2 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

     4.3 Rights Agreement, dated as of May 16, 1996, between Ashland Inc. and the Rights Agent, together with Form of Right Certificate (filed as Exhibit 4.4 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

     4.4 Amendment No. 1 dated as of March 18, 2004, to Rights Agreement dated as of May 16, 1996, between Ashland Inc. and Rights Agent (filed as Exhibit 4 to Ashland's Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

     4.5 Amendment No. 2 dated as of April 27, 2005, to Rights Agreement dated as of May 16, 1996, between Ashland Inc. and Rights Agent (filed as Exhibit 4.7 to Ashland's Form S-4/A on May 2, 2005, and incorporated herein by reference).

     The following Exhibits 10.1 through 10.18 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulation S-K.

     10.1 Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.5 to Ashland's Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

     10.2       Ashland Inc.  Deferred  Compensation Plan (filed as Exhibit
                10.3 to Ashland's Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

     10.3       Ashland  Inc.  Deferred  Compensation  Plan  for  Employees
                (2005) (filed as Exhibit 10 to Ashland's Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

     10.4 Amendment No. 1 to Ashland Inc. Deferred Compensation Plan for Employees (2005) dated October 28, 2005.

     10.5 Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005) (filed as Exhibit 10.6 to Ashland's Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

     10.6 Eleventh Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as
                Exhibit 10.2 to Ashland's Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

     10.7       Amendment  No. 1 to Eleventh  Amended and Restated  Ashland
                Inc.   Supplemental   Early  Retirement  Plan  for  Certain
                Employees dated December 20, 2004.

     10.8       Ashland  Inc.  Salary  Continuation  Plan (filed as Exhibit
                10.5 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).

     10.9 Form of Ashland Inc. Executive Employment Contract between Ashland Inc. and certain executives of Ashland (filed as Exhibit 10.6 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).

     10.10 Form of Indemnification Agreement between Ashland Inc. and members of its Board of Directors.

     10.11 Ashland Inc. Nonqualified Excess Benefit Pension Plan - 2003 Restatement (filed as Exhibit 10.1 to Ashland's Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

     10.12      Ashland Inc. Directors'  Charitable Award Program (filed as
                Exhibit 10.11 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).

     10.13      Ashland Inc.  1993 Stock  Incentive  Plan (filed as Exhibit
                10.11 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated herein by reference).

     10.14      Ashland Inc.  1997 Stock  Incentive  Plan (filed as Exhibit
                10.14 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).

     10.15      Amended and Restated Ashland Inc.  Incentive Plan (filed as
                Exhibit 10.1 to Ashland's Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

     10.16      Forms of Notice granting Stock Appreciation Rights Awards.

     10.17      Form of Notice granting Restricted Stock Awards.

     10.18      Form of Notice granting Nonqualified Stock Option Awards.

     10.19 Five-Year, $350 Million Revolving Credit Agreement dated as of March 21, 2005 (filed as Exhibit 10.1 to Ashland's Form 8-K filed on March 24, 2005, and incorporated herein by reference).

     10.20* Master Agreement dated as of March 18, 2004, and Amendment No. 1 dated as of April 27, 2005, among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (filed as Exhibit 2.1 to Ashland's Form S-4/A dated and filed May 19, 2005, and incorporated herein by reference).

     10.21* Amended and Restated Tax Matters Agreement dated April 27, 2005, among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (filed as Annex B to Ashland's Form S-4/A dated and filed May 19, 2005, and incorporated herein by reference).

     10.22* Assignment and Assumption Agreement (VIOC Centers) dated as of March 18, 2004, between Ashland Inc. and ATB Holdings Inc. (filed as Annex D to Ashland's Form S-4/A dated and filed May 19, 2005, and incorporated herein by reference).

     10.23* Assignment and Assumption Agreement (Maleic Business) dated as of March 18, 2004, between Ashland Inc. and ATB Holdings Inc. (filed as Annex C to Ashland's Form S-4/A dated and filed May 19, 2005, and incorporated herein by reference).

     10.24* Amendment No. 2 dated as of March 18, 2004, and Amendment No. 3 dated as of April 27, 2005, to the Amended and Restated Limited Liability Company Agreement dated as of December 31, 1998, of Marathon Ashland Petroleum LLC, by and between Ashland Inc. and Marathon Oil Company (filed as Annex E to Ashland's Form S-4/A dated and filed May 19, 2005, and incorporated herein by reference).

     10.25** Amendment No. 1 dated as of March 17, 2004, to the Amended and Restated Limited Liability Company Agreement dated as of December 31, 1998, of Marathon Ashland Petroleum LLC (filed as Exhibit 10.2 to Ashland's Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

     10.26* Amendment No. 2 dated as of March 17, 2004, to the Put/Call Registration Rights and Standstill Agreement dated as of January 1, 1998, among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland Petroleum LLC (filed as Exhibit 10.1 to Ashland's Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

     11 Computation of Earnings Per Share (appearing on page F-12 of this annual report on Form 10-K).

     12         Computation of Ratio of Earnings to Fixed Charges.

     21         List of Subsidiaries.

     23.1       Consent of Independent Registered Public Accounting Firm.

     23.2       Consent of Tillinghast-Towers Perrin.

     23.3       Consent of Hamilton, Rabinovitz & Alschuler, Inc.

     23.4***    Consent of PricewaterhouseCoopers LLP.

     24 Power of Attorney, including resolutions of the Board of Directors.

     31.1*** Certification of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2*** Certification of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32*** Certification of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Ashland  agrees to  supplement  this filing and furnish a copy of any
     omitted  schedule  to  the  United  States   Securities  and  Exchange
     Commission upon request.

     **Portions of this document have received confidential treatment.

     ***Filed herewith.

     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ASHLAND INC.
                               ------------------------------------------
                                             (Registrant)

                               By:  /s/ J. Marvin Quin
                               -------------------------------------------
                                    J. Marvin Quin
                                    Senior Vice President and Chief
                                    Financial Officer


                               Date:   March 30, 2006

                               EXHIBIT INDEX

     23.4       Consent of PricewaterhouseCoopers LLP.

     31.1 Certification of James J. O'Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              MARATHON PETROLEUM COMPANY LLC AND SUBSIDIARIES
                 (FORMERLY MARATHON ASHLAND PETROLEUM LLC)



                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2005




                                  CONTENTS

                                                                                                                           PAGE

REPORT OF INDEPENDENT AUDITORS                                                                                              1


CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF INCOME -----------------------------------------------------------------------              2
     CONSOLIDATED BALANCE SHEETS -----------------------------------------------------------------------------              3
     CONSOLIDATED STATEMENTS OF CASH FLOWS -------------------------------------------------------------------              4
     CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL -------------------------------------------------------------              5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

     NOTE A     -  BUSINESS DESCRIPTION AND BASIS OF PRESENTATION --------------------------------------------              6
     NOTE B     -  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES --------------------------------------------------              6
     NOTE C     -  NEW ACCOUNTING STANDARDS ------------------------------------------------------------------             10
     NOTE D     -  PARTIAL REDEMPTION AND CHANGE IN OWNERSHIP ------------------------------------------------             11
     NOTE E     -  RELATED PARTY TRANSACTIONS ----------------------------------------------------------------             12
     NOTE F     -  OTHER ITEMS -------------------------------------------------------------------------------             14
     NOTE G     -  PENSIONS AND OTHER POSTRETIREMENT BENEFITS ------------------------------------------------             15
     NOTE H     -  INCOME TAXES ------------------------------------------------------------------------------             18
     NOTE I     -  INVENTORIES -------------------------------------------------------------------------------             19
     NOTE J     -  INVESTMENTS AND LONG-TERM RECEIVABLES -----------------------------------------------------             19
     NOTE K     -  PROPERTY, PLANT AND EQUIPMENT -------------------------------------------------------------             20
     NOTE L     -  GOODWILL ----------------------------------------------------------------------------------             20
     NOTE M     -  INTANGIBLE ASSETS -------------------------------------------------------------------------             20
     NOTE N     -  LONG-TERM DEBT ----------------------------------------------------------------------------             21
     NOTE O     -  ASSET RETIREMENT OBLIGATIONS --------------------------------------------------------------             21
     NOTE P     -  SUPPLEMENTAL CASH FLOW INFORMATION --------------------------------------------------------             22
     NOTE Q     -  LEASES ------------------------------------------------------------------------------------             22
     NOTE R     -  DERIVATIVE INSTRUMENTS --------------------------------------------------------------------             22
     NOTE S     -  FAIR VALUE OF FINANCIAL INSTRUMENTS -------------------------------------------------------             23
     NOTE T     -  CONTINGENCIES AND COMMITMENTS -------------------------------------------------------------             23
     NOTE U     -  ACCOUNTING STANDARDS NOT ADOPTED AT JUNE 30, 2005------------------------------------------             25


PRICEWATERHOUSECOOPERS LLP
                                        PricewaterhouseCoopers LLP
                                        1201 Louisiana, Suite 2900
                                        Houston, TX  77002-5678




                       REPORT OF INDEPENDENT AUDITORS

To the Board of Managers of
Marathon Petroleum Company LLC
(formerly Marathon Ashland Petroleum LLC):

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of members' capital, and cash flows present fairly, in all material respects, the financial position of Marathon Petroleum Company LLC (a wholly owned indirect subsidiary of Marathon Oil Corporation) and its subsidiaries (the "Company") at June 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for the six-month period ended June 30, 2005 and for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/  PricewaterhouseCoopers LLP


March 24, 2006




CONSOLIDATED STATEMENTS OF INCOME (Dollars in Millions)


MARATHON PETROLEUM COMPANY LLC AND SUBSIDIARIES


                                                                        SIX MONTHS ENDED          Year Ended December 31
                                                                           JUNE 30, 2005          2004                2003
                                                                          --------------      -------------       -------------
REVENUES AND OTHER INCOME:
       Sales and other operating revenues (including consumer
              excise taxes)                                               $     18,643        $     33,359        $     26,547
       Revenues from matching buy/sell transactions                              6,306               9,075               6,961
       Sales to related parties - Note E                                           647               1,046                 912
       Revenues from related party matching buy/sell transactions -
              Note E                                                                82                 150                  94
       Income from equity method investments                                        34                  81                  82
       Net gains on disposal of assets                                              12                  33                  42
       Other income (loss)                                                         (19)                 44                  30
                                                                          -------------       -------------       -------------

              Total revenues and other income                                   25,705              43,788              34,668
                                                                          ------------        -------------       -------------

COSTS AND EXPENSES:
       Cost of revenues (excludes items shown below)                            15,188              27,016              20,687
       Purchases related to matching buy/sell transactions                       6,207               8,883               6,991
       Purchases from related parties - Note E                                     374                 694                 711
       Purchases from related party matching buy/sell
              transactions - Note E                                                 77                 145                  89
       Consumer excise taxes                                                     2,294               4,463               4,285
       Depreciation and amortization                                               206                 412                 372
       Selling, general and administrative expenses                                320                 623                 581
       Other taxes                                                                  78                 142                 137
                                                                          -------------       -------------       -------------

              Total costs and expenses                                          24,744              42,378              33,853
                                                                          -------------       -------------       -------------

INCOME FROM OPERATIONS                                                             961               1,410                 815
Net interest and other financing income (costs) - Note F                            19                  (1)                 (9)
                                                                          -------------       -------------       -------------

INCOME BEFORE INCOME TAXES                                                         980               1,409                 806
Provision for income taxes - Note H                                                 36                   2                   5
                                                                          -------------       -------------       -------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE                                                     944               1,407                 801
       Cumulative effect of change in accounting principle - Note C                 --                  --                  (2)
                                                                          -------------       -------------       -------------


NET INCOME                                                                $        944        $      1,407        $        799
                                                                          =============       =============       =============



     The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEETS (Dollars in Millions)


MARATHON PETROLEUM COMPANY LLC AND SUBSIDIARIES

                                                                                                 JUNE 30            December 31
                                                                                                  2005                2004
                                                                                              -------------       -------------
ASSETS:
       Current assets:
              Cash and cash equivalents                                                       $        877        $      1,576
              Receivables, less allowance for doubtful accounts of $2
                    and $6, respectively                                                             1,803               2,372
              Receivables from related parties - Note E                                                 76                  77
              Inventories - Note I                                                                   2,515               1,933
              Other current assets                                                                      77                  47
                                                                                              -------------       -------------
                           Total current assets                                                      5,348               6,005

       Investments and long-term receivables - Note J                                                  580                 553
       Property, plant and equipment - net - Note K                                                  4,860               4,781
       Deferred income tax benefits - Note H                                                             1                   1
       Goodwill - Note L                                                                                 21                  21
       Intangibles - net - Note M                                                                       68                  69
       Other noncurrent assets                                                                           9                   9
                                                                                              -------------       -------------

                           Total assets                                                       $     10,887        $     11,439
                                                                                              =============       =============

LIABILITIES:
       Current liabilities:
              Accounts payable                                                                $      4,080        $      3,584
              Payables to related parties - Note E                                                     112                  99
              Payroll and benefits payable                                                             132                 168
              Accrued taxes                                                                             68                  61
              Long-term debt due within one year                                                         2                   2
              Long-term debt due within one year to related party -
                    Notes E & N                                                                         16                  --
                                                                                              -------------       -------------
                           Total current liabilities                                                 4,410               3,914

       Long-term debt - Note N                                                                          40                  42
       Long-term debt payable to related party - Notes E & N                                           205                 122
       Deferred income taxes - Note H                                                                   26                   5
       Employee benefits obligations - Note G                                                          572                 563
       Asset retirement obligations - Note O                                                             3                   4
       Deferred credits and other liabilities                                                           65                  61
                                                                                              -------------       -------------

                           Total liabilities                                                         5,321               4,711
                                                                                              -------------       -------------

       Contingencies and commitments - Note T

MEMBERS' CAPITAL:
       Members' contributed capital                                                                  2,935               4,328
       Retained earnings                                                                             2,689               2,460
       Accumulated other comprehensive loss                                                            (58)                (60)
                                                                                              -------------       -------------
                           Total members' capital                                                    5,566               6,728
                                                                                              -------------       -------------

                           Total liabilities and members' capital                             $     10,887        $     11,439
                                                                                              =============       =============




     The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Millions)


MARATHON PETROLEUM COMPANY LLC AND SUBSIDIARIES

                                                                         SIX MONTHS ENDED         Year Ended December 31
                                                                           JUNE 30, 2005          2004                2003
                                                                          --------------      -------------       -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                                                $        944        $      1,407        $        799
Adjustments to reconcile to net cash provided from
       operating activities:
       Depreciation and amortization                                               206                 412                 372
       Pension and other postretirement benefits - net                              12                  25                  42
       Cumulative effect of change in accounting principle                          --                  --                   2
       Deferred income taxes                                                        21                  (1)                 --
       Net gains on disposal of assets                                             (12)                (33)                (42)
       Income from equity method investees                                         (34)                (81)                (82)
       Distributions from equity method investees                                   20                  80                  80
       Changes in:
              Current receivables                                                 (346)               (610)               (565)
              Inventories                                                         (582)                (39)                 21
              Accounts payable and other current liabilities                       468                 901                 631
              Receivables from/payables to related parties                          14                   9                 (16)
       All other - net                                                             (20)                 35                  30
                                                                          -------------       -------------       -------------
              Net cash provided from operating activities                          691               2,105               1,272
                                                                          -------------       -------------       -------------

INVESTING ACTIVITIES:
Capital expenditures                                                              (301)               (779)               (771)
Disposal of assets                                                                  20                  52                 181
Loan transactions  - principal loaned                                               --                 (35)                (27)
                   - principal collected                                             1                  36                  24
Restricted cash  - deposits                                                         (8)                (31)                (54)
                 - withdrawals                                                       3                  30                  93
Investments    -  contributions                                                     --                  (2)                (24)
               -  loans and advances                                                (1)                 (4)                 (4)
               -  returns and repayments                                            --                   4                  42
                                                                          -------------       -------------       -------------
              Net cash used in investing activities                               (286)               (729)               (540)
                                                                          -------------       -------------       -------------

FINANCING ACTIVITIES:
Revolving credit facilities  - borrowings - Notes E & N                             --               2,116               1,940
                             - repayments - Notes E & N                             --              (2,116)             (1,940)
Long-term debt    - borrowings - Notes E & N                                        99                 122                  --
                  - repayments - Note N                                             (1)                 (2)                 (2)
Member contributions                                                                --                  --                  11
Member distributions                                                              (715)                 --                (688)
Partial redemption of ownership interest - Note D                                 (487)                 --                  --
                                                                          -------------       -------------       -------------
              Net cash provided from (used in) financing activities             (1,104)                120                (679)
                                                                          -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (699)              1,496                  53
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,576                  80                  27
                                                                          -------------       -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $        877        $      1,576        $         80
                                                                          =============       =============       =============

See Note P for supplemental cash flow information.





     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL (Dollars in Millions)


MARATHON PETROLEUM COMPANY LLC AND SUBSIDIARIES

                                                      Members' Capital                      Comprehensive Income

                                             SIX MONTHS                                SIX MONTHS
                                                ENDED             Year Ended              ENDED              Year Ended
                                               JUNE 30           December 31             JUNE 30            December 31
                                                2005          2004          2003           2005          2004          2003
                                            -----------    -----------   -----------   -----------   -----------    -----------
MEMBERS' CONTRIBUTED CAPITAL:
     Balance at beginning of period         $    4,328     $    4,310    $    4,285
     Partial redemption of ownership
         interest - Note D                      (1,398)            --            --
     Member contributions                            5             18            25
                                            -----------    -----------   -----------
     Balance at end of period                    2,935          4,328         4,310
                                            -----------    -----------   -----------

RETAINED EARNINGS:
     Balance at beginning of period              2,460          1,053           942
     Net income                                    944          1,407           799    $      944    $    1,407     $     799
     Distributions to members                     (715)            --          (688)
                                            -----------    ----------    -----------
     Balance at end of period                    2,689          2,460         1,053
                                            -----------    -----------   -----------

ACCUMULATED OTHER COMPREHENSIVE
LOSS:
     Minimum pension liability adjustments:
         Balance at beginning of period            (60)           (76)          (38)
         Changes during the period                   2             16           (38)            2            16           (38)
                                            -----------    ----------    -----------
         Balance at end of period                  (58)           (60)          (76)
                                            -----------    -----------   -----------

     Deferred gains (losses) on derivative
     instruments:
         Balance at beginning of period             --             (2)           (3)
         Changes in fair value                      --              2            (1)           --             2            (1)
         Reclassification to income                 --             --             2            --            --             2
                                            -----------    -----------   -----------   -----------   -----------    -----------
         Balance at end of period                   --             --            (2)
                                            -----------    -----------   -----------

         TOTAL                                     (58)           (60)          (78)   $      946    $    1,425     $     762
                                            -----------    -----------   -----------   ===========   ===========    ===========

TOTAL MEMBERS' CAPITAL                      $    5,566     $    6,728    $    5,285
                                            ===========    ===========   ===========






     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARATHON PETROLEUM COMPANY LLC AND SUBSIDIARIES


NOTE A - BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

On December 12, 1997, Marathon Oil Company ("Marathon"), a wholly owned subsidiary of Marathon Oil Corporation ("MOC"), formerly known as USX Corporation, entered into an Asset Transfer and Contribution Agreement with Ashland Inc. ("Ashland") providing for the formation of Marathon Ashland Petroleum LLC ("MAP"). Effective January 1, 1998, Marathon contributed substantially all of its refining, marketing and transportation ("RM&T") operations to MAP. Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38 percent interest in MAP. The purchase price was determined to be $1.9 billion, based upon an external valuation. The acquisition of Ashland's net assets was accounted for under the purchase method of accounting. In connection with the formation of MAP, Marathon and Ashland entered into a Limited Liability Company Agreement ("LLC Agreement") dated January 1, 1998. The LLC Agreement provided for an initial term expiring on December 31, 2022 (25 years from its formation).

On June 30, 2005, MOC acquired the 38 percent ownership interest in MAP previously held by Ashland. In addition, MOC acquired a portion of Ashland's Valvoline Instant Oil Change business, its maleic anhydride business, its interest in LOOP LLC ("LOOP"), which owns and operates the only U.S. deepwater oil port, and its interest in LOCAP LLC ("LOCAP"), which owns a crude oil pipeline. As a result of the transactions (the "Acquisition"), MAP became wholly owned by MOC. MAP changed its name to Marathon Petroleum Company LLC ("MPC") effective September 1, 2005.

The total consideration for the Acquisition, including debt assumed, is presented in Note D. The accompanying consolidated financial statements and notes are as of June 30, 2005, including the redemption of an 8.63 percent ownership interest in MPC held by Ashland (the "Partial Redemption"). Subsequent to June 30, 2005, MPC's portion of the purchase accounting adjustments resulting from the Acquisition were pushed down to its separate consolidated financial statements.

MPC is engaged in petroleum supply, refining, marketing and transportation operations, primarily in the Midwest, the upper Great Plains and the Southeastern United States. Speedway SuperAmerica LLC ("SSA"), a wholly owned subsidiary, operates retail outlets for petroleum products and merchandise. In addition, MPC, through its wholly owned subsidiary, Marathon Pipe Line LLC, is actively engaged in the pipeline transportation of crude oil and petroleum products.


NOTE B - SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES APPLIED IN CONSOLIDATION - The consolidated financial statements include the accounts of MPC and the majority-owned subsidiaries which it controls. Investments in undivided interest pipelines are consolidated on a pro rata basis. Investments in entities over which MPC has significant influence, but not control, are accounted for using the equity method of accounting and are carried at MPC's share of net assets plus advances. This includes entities in which MPC holds majority ownership but the minority shareholders have substantive participating rights in the investee. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income over the remaining useful life of the underlying assets. Income from equity method investments represents MPC's proportionate share of income generated by the equity method investees.

USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods.

REVENUE RECOGNITION - Revenues are recognized when products are shipped or services are provided to customers, the sales price is fixed or determinable and collectibility is reasonably assured. Costs associated with revenues are recorded in cost of revenues.

Rebates from vendors are recognized as a reduction to cost of revenues when the initiating transaction occurs. Incentives that are derived from contractual provisions are accrued based on past experience and recognized within cost of revenues.

MATCHING BUY/SELL TRANSACTIONS - MPC considers matching buy/sell transactions to be arrangements in which MPC agrees to buy a specific quantity and quality of crude oil or refined petroleum products to be delivered at a specific location while simultaneously agreeing to sell a specified quantity and quality of crude oil or refined petroleum products at a different location, usually with the same counterparty. All matching buy/sell transactions are settled in cash and are recorded in both revenues and costs of revenues as separate sales and purchase transactions, or on a "gross" basis. The commodity purchased and the commodity sold generally are similar in nature.

In a typical buy/sell transaction, MPC enters into a contract to sell a particular grade of crude oil or refined product at a specified location and date to a particular counterparty, and simultaneously agrees to buy a particular grade of crude oil or refined product at a different location on the same or another specified date, typically from the same counterparty. The value of the purchased volumes rarely equals the sales value of the sold volumes. The value differences between purchases and sales are primarily due to (1) grade/quality differentials, (2) location differentials and/or (3) timing differences in those instances when the purchase and sale do not occur in the same month.

MPC enters into crude oil matching buy/sell transactions to secure the most profitable refinery supply and enters into refined product matching buy/sell transactions to meet projected customer demands and to secure the required volumes in the most cost-effective manner.

The characteristics of MPC's matching buy/sell transactions include gross invoicing between MPC and its counterparties and cash settlement of the transactions. Nonperformance by one party to deliver generally does not relieve the other party's obligation to perform. Both transactions require physical delivery of the product. The risks and rewards of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk, counterparty nonperformance risk and the fact that MPC has the primary obligation to perform.

MPC will be required to change its accounting for purchases and sales of inventory with the same counterparty, including certain matching buy/sell transactions, in the second quarter of 2006. See Note U for further information.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less. See Note E for information regarding investments with related parties.

INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out ("LIFO") method.

An inventory market valuation reserve results when the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased when market prices increase and inventories turn over and is increased when market prices decrease. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - MPC's receivables primarily consist of customer accounts receivable, including proprietary credit card receivables. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in MPC's proprietary credit card receivables. MPC determines the allowance based on historical write-off experience and the volume of proprietary credit card sales. MPC reviews the allowance for doubtful accounts quarterly, and past-due balances over 180 days are reviewed individually for collectibility. All other customer receivables are recorded at the invoiced amounts and generally do not bear interest. Account balances for these customer receivables are charged directly to bad debt expense when it becomes probable the receivable will not be collected.

TRADITIONAL DERIVATIVE INSTRUMENTS - MPC uses derivatives to manage its exposure to commodity price risk. Management has authorized the use of futures, forwards, swaps and combinations of options, including written or net written options, related to the purchase or sale of crude oil, natural gas, refined products, feedstocks and ethanol. Changes in the fair value of all derivatives are recognized immediately in income, in revenues, other income or cost of revenues.

As market conditions change, MPC may use selective derivative instruments that assume market risk. For derivative instruments that are classified as trading, changes in the fair value are recognized immediately in other income. Any premium received is amortized into income based on the underlying settlement terms of the derivative position. All related effects of a trading strategy, including physical settlement of the derivative position, are recognized in other income.

NONTRADITIONAL DERIVATIVE INSTRUMENTS - Certain contracts involving the purchase or sale of commodities are not considered normal purchases or normal sales under generally accepted accounting principles and are required to be accounted for as derivative instruments. MPC refers to such contracts as "nontraditional derivative instruments" because, unlike traditional derivative instruments, nontraditional derivative instruments have not been entered into to manage a risk exposure. Such contracts are recorded in the balance sheet at fair value and changes in fair value are recognized in income as revenues or cost of revenues.

Certain physical commodity contracts are classified as nontraditional derivative instruments because certain volumes under these contracts are physically netted at particular delivery locations. The netting process causes all contracts at that delivery location to be considered derivative instruments. Other physical contracts that involve flash title are also accounted for as nontraditional derivative instruments as MPC has not elected to treat these contracts as normal purchases or normal sales.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 42 years. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are classified as held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation and amortization with no immediate effect on income.

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Such goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. MPC is composed of three reporting units: refining and marketing, pipeline transportation and retail marketing. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the recorded goodwill is impaired to its implied fair value with a charge to expense.


INTANGIBLE ASSETS - Intangible assets primarily include intangible contract rights, marketing branding agreements and unrecognized pension plan prior service costs. The amortizable intangible assets are amortized over their estimated useful lives or the expected lives of the related contracts, as applicable, which range from five to ten years. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

MAJOR MAINTENANCE ACTIVITIES - MPC incurs costs for planned major refinery maintenance ("turnarounds"). These types of costs include contractor repair services, materials and supplies, equipment rentals and company labor costs. Such costs are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized as expense throughout the year on a pro rata basis.

ENVIRONMENTAL REMEDIATION LIABILITIES - Environmental remediation expenditures are capitalized if the costs mitigate past or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. MPC provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded and is discounted when the estimated amount is reasonably fixed and determinable.

ASSET RETIREMENT OBLIGATIONS - The fair values of asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations have been recognized for the removal of equipment at certain leased retail marketing locations and closure of a waste remediation site. Asset retirement obligations have not been recognized for the removal of materials and equipment from or the closure of certain refinery, pipeline and marketing assets because the fair value cannot be reasonably estimated due to an indeterminate settlement date of the obligation.

Current inflation rates and credit-adjusted-risk-free interest rates are used to estimate the fair values of asset retirement obligations. Depreciation of capitalized asset retirement costs and accretion of asset retirement obligations are recorded over time. The depreciation will generally be determined on a straight-line basis for refining and marketing facilities, while the accretion to be recognized will escalate over the lives of the assets.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS - MPC has a noncontributory defined benefit pension plan with two benefit payment formulas covering substantially all employees. In addition, several excess benefits plans exist covering employees within defined regulatory compensation limits. Benefits under its final pay formula are based primarily upon age, years of participation in the plan and the highest consecutive three years' earnings during the last ten years before retirement. Benefits under its pension equity formula are based primarily upon age, years of participation in the plan and the final three years of earnings at retirement.

MPC also has defined benefit plans for other postretirement benefits covering most employees. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions, subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and union-represented retiree beneficiaries. Other postretirement benefits have not been funded in advance.

MPC uses a December 31 measurement date for its pension and other postretirement benefit plans unless circumstances require a remeasurement at an interim date.

STOCK-BASED COMPENSATION - Effective January 1, 2003, MPC has applied the fair value based method of accounting to all grants and any modified grants for MOC stock-based compensation granted to MPC employees. All prior outstanding and unvested awards continue to be accounted for under the intrinsic value method. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                           SIX MONTHS
                                                                             ENDED                Year Ended December 31
                                                                            6/30/2005             2004                2003
                                                                          -------------       -------------       -------------
                                                                                               (Millions)
Net income:
       As reported                                                        $        944        $      1,407        $        799
       Add:     MOC stock-based employee compensation expense
                included in reported net income                                      3                   6                   2
       Deduct:  MOC stock-based employee compensation expense
                determined under fair value method for all awards                   (3)                 (6)                 (2)
                                                                          -------------       -------------       -------------

Pro forma net income                                                      $        944        $      1,407        $        799
                                                                          =============       =============       =============


MPC records compensation cost over the stated vesting period for stock options that are subject to specific vesting conditions and specify (1) that an employee vests in the award upon becoming "retirement eligible" or
(2) that the employee will continue to vest in the award after retirement without providing any additional service. Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," such compensation cost will be recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the retirement eligibility date if retirement eligibility will be reached during the stated vesting period. The compensation cost determined under these two approaches did not differ materially for the periods presented above.

The  above  MOC   stock-based   compensation   amounts   were  based  on  a
Black-Scholes   option-pricing   model,   which   included  the   following
information and assumptions:

                                                                           SIX MONTHS
                                                                             ENDED                Year Ended December 31
                                                                           6/30/2005             2004                2003
                                                                          -------------       -------------       -------------
Weighted-average grant date exercise price per share                      $      50.28        $      33.61        $      25.58
Expected annual dividends per share                                       $       1.32        $       1.00        $       0.97
Expected life in years                                                             5.5                 5.5                 5.0
Expected volatility                                                                 28%                 32%                 34%
Risk-free interest rate                                                            3.8%                3.9%                3.0%
Weighted-average grant date fair value of options granted
       during the period, as calculated from above                        $      12.30        $       8.83        $       5.37

MPC applies the principles of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as interpreted by Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," to the stock-based compensation granted to MPC employees by Ashland.

The amounts of MOC and Ashland stock-based compensation recorded in selling, general and administrative expenses totaled $5 million, $14 million and $6 million during the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, respectively.

INCOME TAXES - MPC is a limited liability company, and therefore, except for several small subsidiary corporations, is not subject to U.S. federal income taxes. Accordingly, the taxable income or loss resulting from the operations of MPC is ultimately included in the U.S. federal income tax returns of MOC and Ashland. MPC is, however, subject to income taxes in certain state, local and foreign jurisdictions.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their tax bases as reported in MPC's filings with the respective taxing authorities. The realization of deferred tax assets is assessed periodically based on MPC's expectation to generate sufficient future taxable income.

CONCENTRATION OF CREDIT RISK - MPC is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy-related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. No single customer accounts for more than 10 percent of annual gross revenues.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 2005 classifications.


NOTE C - NEW ACCOUNTING STANDARDS

Effective July 1, 2004, MPC adopted Financial Accounting Standards Board ("FASB") Staff Position No. FAS 106-2 ("FSP FAS 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). FSP FAS 106-2 includes guidance on recognizing the effects of the new legislation under the various conditions surrounding the assessment of "actuarial equivalence." MPC has determined, based on available regulatory guidance, that the postretirement plan's prescription drug benefits are actuarially equivalent to the Medicare "Part D" benefit under the Act. The subsidy-related reduction at July 1, 2004 in the accumulated postretirement benefit obligation for the MPC postretirement plan was $49 million. The favorable pretax effect of the subsidy-related reduction for 2004 on the measurement of the net periodic postretirement benefit cost related to service cost, interest cost and actuarial gain amortization was $4 million.

Effective January 1, 2003, MPC adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The transition adjustment related to adopting SFAS No. 143 was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net unfavorable pretax effect of $2 million. At the time of adoption, total assets increased by less than $1 million and total liabilities increased $2 million.

Effective January 1, 2003, MPC adopted the fair value recognition provisions of SFAS No. 123 for the stock-based compensation granted to MPC employees by MOC. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, provides alternative methods for the transition of the accounting for stock-based compensation from the intrinsic value method to the fair value method. MPC has applied the fair value method to grants made, modified or settled on or after January 1, 2003.


NOTE D - PARTIAL REDEMPTION AND CHANGE IN OWNERSHIP

The total consideration for the Acquisition, including debt assumed, is shown in the following table. The cash and MPC accounts receivable included in the purchase price, which total $1,398 million, were distributed by MPC to Ashland in the Partial Redemption. Immediately following that part of the Acquisition transactions, MOC provided the other components of the total consideration to Ashland in exchange for Ashland's remaining ownership interest in MPC.

                                                                                               (Millions)
                                                                                              ------------
       Cash (a)                                                                               $        487
       MPC accounts receivable (a)                                                                     911
       MOC common stock (b)                                                                            955
       Estimated additional consideration related to tax matters                                        58
       Transaction-related costs                                                                        10
                                                                                              ------------
              Purchase price                                                                         2,421
       Assumption of debt (c)                                                                        1,920
                                                                                              ------------
              Total consideration including debt assumption (d)                               $      4,341
                                                                                              ============

(a) The LLC Agreement was amended to eliminate the requirement for MPC to make quarterly cash distributions to Marathon and Ashland between the date the principal transaction agreements were signed and the closing of the Acquisition. Cash and MPC accounts receivable above included $506 million representing Ashland's 38 percent of MPC's distributable cash as of June 30, 2005.
(b) Ashland shareholders received 17.539 million shares valued at $54.45 per share, which was MOC's average common stock price over the trading days between June 23 and June 29, 2005. The exchange ratio was designed to provide an aggregate number of MOC shares worth $915 million based on MOC's average common stock price for each of the 20 consecutive trading days ending with the third complete trading day prior to June 30, 2005.
(c)      Assumed debt was repaid by MOC on July 1, 2005.
(d) MOC is entitled to the tax deductions for Ashland's future payments of certain contingent liabilities related to businesses previously owned by Ashland. However, pursuant to the terms of the Tax Matters Agreement, MOC has agreed to reimburse Ashland for a portion of these future payments. This contingent consideration will be included in the purchase price as such payments are made to Ashland.

NOTE E - RELATED PARTY TRANSACTIONS

Related parties include:
   o     Ashland and its affiliates;
   o     MOC and its affiliates; and
   o Equity method investees. Principal unconsolidated equity investees of MPC, at June 30, 2005, which are accounted for under the equity method of accounting, were as follows:

                                 Company                Ownership                           Activity
                                 -------                ---------                           --------

              Centennial Pipeline LLC ("Centennial")       50.0%                Refined products pipeline system
              Pilot Travel Centers LLC ("PTC")             50.0%                Travel centers
              LOCAP                                        49.9%                Crude oil pipeline system
              LOOP                                         46.7%                Offshore crude oil unloading port
              Minnesota Pipe Line Company                  33.3%                Crude oil pipeline system
              Southcap Pipe Line Company                   21.6%                Crude oil pipeline system

Management believes that transactions with related parties were conducted under terms comparable to those with unrelated parties.

                                                                           SIX MONTHS
                                                                             ENDED                Year Ended December 31
                                                                            6/30/2005             2004                2003
                                                                          -------------       -------------       ------------
                                                                                               (Millions)
REVENUES FROM RELATED PARTIES WERE:
       Ashland and its affiliates                                         $      132          $      274          $       258
       MOC and its affiliates                                                     83                 153                   97
       Equity method investees:
              PTC                                                                482                 715                  635
              Centennial                                                          30                  49                   16
              Other                                                                2                   5                   --
                                                                          -----------         -----------          -----------
                    Total                                                 $      729          $    1,196           $    1,006
                                                                          ===========         ===========          ===========

Related party sales to Ashland and its affiliates, PTC and Centennial consist primarily of refined petroleum products. Related party sales to MOC and its affiliates consist primarily of crude oil matching buy/sell transactions.

                                                                           SIX MONTHS
                                                                             ENDED                Year Ended December 31
                                                                            6/30/2005             2004                2003
                                                                          -------------       -------------       ------------
                                                                                               (Millions)
PURCHASES FROM RELATED PARTIES WERE:
       Ashland and its affiliates                                         $       12          $       22          $        24
       MOC and its affiliates                                                    355                 685                  659
       Equity method investees:
              PTC                                                                  4                   8                   --
              Centennial                                                          44                  56                   49
              LOOP                                                                20                  44                   46
              Other                                                               16                  24                   22
                                                                          -----------         -----------          -----------
                    Total                                                 $      451          $      839           $      800
                                                                          ===========         ===========          ===========

Related party purchases from Ashland and its affiliates consist primarily of refined petroleum products and the net amount of administrative services provided between the companies. Related party purchases from MOC and its affiliates consist primarily of crude oil (including matching buy/sell transactions), natural gas and refinery feedstocks and the net amount of administrative services provided between the companies. Related party purchases from PTC consist primarily of refined petroleum products and the net amount of administrative services provided between the companies. Related party purchases from Centennial consist primarily of transmix and refined product transportation. Related party purchases from LOOP and other equity method investees consist primarily of crude oil transportation.

                                                                                                       JUNE 30       December 31
                                                                                                         2005           2004
                                                                                                     -----------     -----------
                                                                                                              (Millions)
RECEIVABLES FROM RELATED PARTIES WERE:
       Ashland and its affiliates                                                                    $       29      $       18
       MOC and its affiliates                                                                                24              24
       Equity method investees:
              PTC                                                                                             2              19
              Centennial                                                                                     21              16
                                                                                                     -----------     -----------
                    Total                                                                            $       76      $       77
                                                                                                     ===========     ===========

PAYABLES TO RELATED PARTIES WERE:
       Ashland and its affiliates                                                                    $        3      $       --
       MOC and its affiliates                                                                                86              81
       Equity method investees:
              Centennial                                                                                     18              12
              LOOP                                                                                            3               3
              Other                                                                                           2               3
                                                                                                     -----------     -----------
                    Total                                                                            $      112      $       99
                                                                                                     ===========     ===========


A revolving credit agreement was entered into as of January 1, 1998, among Ashland and Marathon (collectively "the Lenders") and MPC. This agreement provided that the Lenders could loan to MPC up to $500 million at defined short-term market rates. Pursuant to the terms of MOC's agreement to acquire the 38 percent ownership interest in MPC held by Ashland, MPC effectively was restricted from borrowing under this facility after September 30, 2004. This facility expired on March 15, 2005. At December 31, 2004, there were no borrowings against this facility, and there were no borrowings against this facility during 2005. During 2004, MPC borrowed and repaid $1,717 million under this revolving credit facility. The weighted-average borrowings outstanding under this revolving credit facility during 2004 were $27 million. During the years ended December 31, 2004 and 2003, interest paid to each of Marathon and Ashland on these borrowings was less than $1 million.

Effective August 1, 2003, MPC entered into a $350 million committed revolving credit facility with MOC that terminated on January 31, 2005. There were no borrowings against this facility during 2005 and 2003. During 2004, MPC had borrowings and repayments of $399 million under this facility. During 2004, interest paid to MOC on the borrowings under this agreement was less than $1 million. The weighted-average borrowings outstanding under this note facility during 2004 were $3 million.

On March 17, 2004, MPC entered into a $325 million project loan agreement with Marathon, whereby MPC may borrow funds to finance the Detroit refinery expansion project at a rate of 6 percent per annum. During the construction period, interest was added to the outstanding loan balance. Upon completion of this expansion project, the Detroit refinery cash flows will be dedicated to service this debt as the sole source of funds to repay the borrowings. At June 30, 2005 and December 31, 2004, MPC had a balance of $221 million and $122 million, respectively, outstanding under this agreement. The amount of interest that has been incurred and added to the loan balance is $8 million as of June 30, 2005. Repayments are expected to begin in 2006.

On November 16, 1998, MPC entered into agreements with MOC and Ashland, which allowed MPC to invest its surplus cash balances on a daily basis at competitive interest rates with MOC and Ashland in proportion up to their ownership interests in MPC.

These agreements were cancelled on April 2, 2004. MPC did not invest any cash under these agreements in 2004. Effective February 4, 2005, the agreement with Ashland was reactivated and then effectively terminated as of June 30, 2005. Interest income earned from Ashland on these investments was less than $1 million during the six months ended June 30, 2005 and the year ended December 31, 2003. Interest income earned from MOC on these investments was less than $1 million for the year ended December 31, 2003.

Pursuant to the terms of MOC's agreement to acquire the 38 percent ownership in MPC held by Ashland, there were no cash capital contributions made to MPC after September 30, 2004. In 2004 and 2003, MPC recorded capital contributions from Marathon of less than $1 million and $1 million, respectively, and from Ashland of $4 million and $7 million, respectively, for environmental improvements. In 2003 MPC also recorded an $11 million capital contribution from Marathon related to the acquisition of leased property. The LLC Agreement stipulated that ownership interest in MPC would not be adjusted as a result of such contributions.

MPC recorded noncash capital contributions related to stock-based compensation expense from Marathon of $3 million, $6 million and $2 million, in the six months ended June 30, 2005, and the years ended December 31, 2004 and 2003, respectively. This stock-based compensation expense is allocated 100 percent to Marathon.

MPC recorded noncash capital contributions related to stock-based compensation expense from Ashland of $2 million, $8 million and $4 million, in the six months ended June 30, 2005, and the years ended December 31, 2004 and 2003, respectively. This stock-based compensation expense is allocated 100 percent to Ashland.


NOTE F - OTHER ITEMS

                                                                           SIX MONTHS
                                                                             ENDED                Year Ended December 31
                                                                            6/30/2005             2004                2003
                                                                          -------------       -------------       ------------
                                                                                               (Millions)
NET INTEREST AND OTHER FINANCING COSTS:

       INTEREST AND OTHER FINANCIAL INCOME:
              Interest income - third parties                             $       23          $       10           $        2
              Interest income - related parties                                    1                  --                   --
              Foreign currency adjustments                                        --                   2                   --
                                                                          ----------          -----------          -----------
                    Total                                                         24                  12                    2
                                                                          ----------          -----------          -----------

       INTEREST AND OTHER FINANCING COSTS:
              Interest incurred - third parties                                    2                   3                    2
              Interest incurred - related parties                                  5                   3                   --
              Less interest capitalized                                            7                   2                   --
                                                                          -----------         -----------          -----------
                    Net interest                                                  --                   4                    2
              Interest on tax issues                                               1                   1                    2
              Bank fees and other                                                  4                   8                    7
                                                                          -----------         -----------          -----------
                    Total                                                          5                  13                   11
                                                                          -----------         -----------          -----------

              Net interest and other financing income (costs)             $       19          $       (1)          $       (9)
                                                                          ===========         ===========          ===========


NOTE G - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

OBLIGATIONS AND FUNDED STATUS

The following summarizes the obligations and funded status for MPC's pension and other postretirement benefit plans:

                                                                     Pension Benefits                         Other Benefits
                                                                  ---------------------                    ---------------------
                                                                     SIX                                     SIX
                                                                     MONTHS       Year                       MONTHS       Year
                                                                     ENDED       Ended                       ENDED       Ended
                                                                   6/30/2005  12/31/2004                   6/30/2005   12/31/2004
                                                                  ----------  ----------                   ---------   ----------
                                                                                              (Millions)
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations at beginning of period                        $  1,203    $  1,051                     $    341    $    346
Service cost                                                            40          70                            7          15
Interest cost                                                           35          64                           10          20
Actuarial (gains) losses                                                34         114                           (2)        (34)(a)
Plan amendment                                                          --          --                            9          --
Settlement payments                                                     --          (4)                          --          --
Benefits paid                                                          (37)        (92)                          (5)         (6)
                                                                  ---------   ---------                    ---------   ---------
Benefit obligations at end of period                              $  1,275    $  1,203                     $    360    $    341
                                                                  =========   =========                    =========   =========

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period                  $    535    $    473
Actual return on plan assets                                             2          44
Employer contributions                                                  68         114
Settlement payments                                                     --          (4)
Benefits paid from plan assets                                         (37)        (92)
                                                                  ---------   ---------
Fair value of plan assets at end of period                        $    568    $    535
                                                                  =========   =========

FUNDED STATUS OF PLANS AT END OF PERIOD:                           $  (707)   $   (668)                    $   (360)   $   (341)
Unrecognized net transition asset                                       (1)         (2)                          --          --
Unrecognized prior service costs (benefits)                             17          18                          (15)        (26)
Unrecognized net losses                                                542         502                           58          61
                                                                  ---------   ---------                    ---------   ---------
Accrued benefit cost                                              $   (149)   $   (150)                    $   (317)   $   (306)
                                                                  =========   =========                    =========   =========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET:
Accrued benefit liability                                         $   (226)   $   (230)                    $   (317)   $   (306)
Intangible asset                                                        19          20                           --          --
Accumulated other comprehensive loss                                    58          60                           --          --
                                                                  ---------   ---------                    ---------   ---------
Accrued benefit cost                                              $   (149)   $   (150)                    $   (317)   $   (306)
                                                                  =========   =========                    =========   =========

(a) Includes the impact related to the Act, which reduced the obligation by $49 million.

The accumulated benefit obligation for all defined benefit pension plans was $791 million and $763 million at June 30, 2005 and December 31, 2004, respectively.

All MPC defined benefit pension plans have accumulated benefit obligations in excess of plan assets as summarized below:

                                                                   JUNE 30    December 31
                                                                     2005         2004
                                                                  ----------  -----------
                                                                        (Millions)
              Projected benefit obligations                       $  (1,275)  $  (1,203)
              Accumulated benefit obligations                          (791)       (763)
              Fair value of plan assets                                 568         535


NET PERIODIC BENEFIT COST

The following summarizes the net periodic benefit costs for MPC's pension and other postretirement benefit plans:

                                                                Pension Benefits                        Other Benefits
                                                      --------------------------------         ---------------------------------
                                                          SIX                                     SIX
                                                        MONTHS          Year Ended              MONTHS         Year Ended
                                                         ENDED          December 31              ENDED         December 31
                                                       6/30/2005     2004        2003          6/30/2005     2004        2003
                                                      ----------  ---------   ---------        ---------   ---------   ---------
                                                                                      (Millions)
COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost                                     $     40    $     70    $     64         $      7    $     15    $     15
     Interest cost                                          35          64          59               10          20          20
     Expected return on plan assets                        (24)        (45)        (40)              --          --          --
     Amortization  - net transition gain                    (1)         (2)         (2)              --          --          --
                   - prior service costs (credits)           1           2           3               (3)         (7)         (7)
                   - actuarial loss                         16          23          20                1           3           4
     Multi-employer and other plans                          1           2           2                1           3           2
     Settlement, curtailment and termination loss           --           2          --               --          --          --
                                                      ---------   ---------   ---------        ---------   ---------   ---------
     Net periodic benefit cost                        $     68    $    116    $    106         $     16    $     34    $     34
                                                      =========   =========   =========        =========   =========   =========

Increase (decrease) in minimum liability in
     other comprehensive loss                         $     (2)   $    (16)   $     38              N/A         N/A         N/A


PLAN ASSUMPTIONS

The following summarizes the assumptions used to determine the benefit obligation and net periodic benefit costs for MPC's pension and other postretirement benefit plans:

                                                                Pension Benefits                        Other Benefits
                                                      ---------------------------------        ---------------------------------
                                                        JUNE 30           December 31             JUNE 30         December 31
                                                         2005          2004        2003            2005         2004        2003
                                                         ----          ----        ----            ----        -----       -----
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
DETERMINE BENEFIT OBLIGATION AT:
     Discount rate                                        5.75%       5.75%       6.25%            5.75%       5.75%       6.25%
     Rate of compensation increase                        4.50%       4.50%       4.50%            4.50%       4.50%       4.50%

                                                                Pension Benefits                        Other Benefits
                                                      ---------------------------------        ---------------------------------
                                                          SIX                                     SIX
                                                        MONTHS           Year Ended              MONTHS           Year Ended
                                                        ENDED            December 31             ENDED            December 31
                                                      6/30/2005        2004        2003        6/30/2005        2004        2003
                                                      ---------       -----       -----        ---------      ------      ------
WEIGHTED-AVERAGE ACTUARIAL ASSUMPTIONS
USED TO DETERMINE NET PERIODIC BENEFIT
COST:
     Discount rate                                        5.75%       6.25%       6.50%            5.75%       6.25%       6.50%
     Expected long-term return on
         plan assets                                      8.50%       9.00%       9.00%             N/A         N/A         N/A
     Rate of compensation increase                        4.50%       4.50%       4.50%            4.50%       4.50%       4.50%



DISCOUNT RATES - MPC develops demographics and utilizes the work of third-party actuaries to assist in the measurement of benefit obligations and net periodic benefit costs. In determining the assumed discount rates, the method includes a review of market yields on high-quality corporate debt and use of a third-party actuary's discount rate modeling tool. This tool applies a yield curve to the projected benefit plan cash flows using a hypothetical Aa yield curve. The yield curve represents a series of annualized individual discount rates from 1.5 to 30 years. The bonds used are rated Aa or higher by a recognized rating agency, and only non-callable bonds are included. Each issue is required to have at least $150 million par value outstanding. The top quartile bonds are selected within each maturity group to construct the yield curve.

EXPECTED LONG-TERM RETURN ON PLAN ASSETS - Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Certain components of the asset mix are modeled with various assumptions regarding inflation, debt returns and stock yields. Our assumptions are compared to those of peer companies and historical returns for reasonableness and appropriateness.

ASSUMED HEALTH CARE COST TREND RATES AT:

                                                                                                JUNE 30        December 31
                                                                                                 2005        2004        2003
                                                                                               ---------   ---------   ---------
     Health care cost trend rate assumed for next year                                              8.5%        9.0%        9.5%
     Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)              5.0%        5.0%        5.0%
     Year that the rate reaches the ultimate trend rate                                             2012        2012        2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                             1 Percentage         1 Percentage
                                                                                            Point Increase      Point Decrease
                                                                                            --------------      ----------------
                                                                                                        (Millions)
Effect on total of service and interest cost components                                     $            8      $            (6)
Effect on other postretirement benefit obligations                                                      81                  (68)


PLAN ASSETS

The pension plan's weighted-average asset allocations by asset category are as follows:

                                                                                                JUNE 30           December 31
                                                                                                  2005                2004
                                                                                             ---------------    ----------------
Asset category:
       Equity securities                                                                                 79%                 78%
       Debt securities                                                                                   19%                 21%
       Real estate                                                                                        2%                  1%
                                                                                             ---------------    ----------------
              Total                                                                                     100%                100%
                                                                                             ===============    ================


PLAN INVESTMENT POLICIES AND STRATEGIES - The investment policy reflects the funded status of the plan and MPC's future ability to make further contributions. Historical performance and future expectations suggest that common stocks will provide higher total investment returns than fixed-income securities over a long-term investment horizon. As a result, equity investments will likely continue to exceed 50 percent of the value of the fund. Accordingly, bond and other fixed-income investments will comprise the remainder of the fund. Short-term investments shall reflect the liquidity requirements for making pension payments. The plan's targeted asset allocation is comprised of 75 percent equities and 25 percent debt securities. Management of the plan's assets is delegated to the United States Steel and Carnegie Pension Fund. The fund manager has discretion to move away from the target allocations based upon the manager's judgment as to current confidence or concern for the capital markets. Investments are diversified by industry and type, limited by grade and maturity. The policy prohibits investments in any securities in the steel industry and allows derivatives subject to strict guidelines. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies.

CASH FLOWS

Contributions
MPC contributed $60 million to its funded pension plan in the six months ended December 31, 2005 and expects to contribute between $140 million and $190 million in 2006. Cash contributions to be paid from the general assets of MPC for both the unfunded pension and postretirement benefit plans were less than $1 million and $2 million in the six months ended December 31, 2005 and are expected to be approximately $1 million and $12 million in 2006.

Estimated future benefit payments
The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                       Pension Benefits                       Other Benefits (a)
                                                                       ----------------                       ------------------
                                                                                             (Millions)
                    July to December 2005                              $         26                            $         2
                    January to December 2006                                     80                                     12
                    January to December 2007                                     91                                     14
                    January to December 2008                                    105                                     16
                    January to December 2009                                    117                                     19
                    January to December 2010                                    126                                     21
                    Years 2011 - 2015                                           782                                    146

                    (a) Expected Medicare  reimbursements  for 2006 through
                        2015 total $13 million.

MPC also contributes to several defined contribution plans for eligible employees. Contributions to these plans totaled $15 million in the six months ended June 30, 2005, $26 million in the year 2004 and $26 million in the year 2003.


NOTE H - INCOME TAXES

The taxable income or loss resulting from the operations of MPC, except for several small subsidiary corporations, is ultimately included in the federal income tax returns of MOC and Ashland. MPC is, however, subject to taxation in certain state, local and foreign jurisdictions.

                                      SIX MONTHS ENDED                                    Year Ended December 31
                                          6/30/2005                          2004                            2003
                               -------------------------------  -------------------------------  --------------------------------
                                CURRENT    DEFERRED    TOTAL     Current    Deferred    Total     Current   Deferred      Total
                               ----------- --------  --------   ----------  --------  ---------  ---------  ---------   ---------
                                                                           (Millions)
PROVISIONS (CREDITS)FOR
    INCOME TAXES:
       State and local         $     14   $     21   $     35   $      3   $     (1)  $      2   $      3   $     --   $      3
       Foreign                        1         --          1         --         --         --          2         --          2
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------
              Total            $     15   $     21   $     36   $      3   $     (1)  $      2   $      5   $     --   $      5
                               =========  ========   =========  =========  =========  =========  =========  =========  ========

In the first quarter of 2005, the state of Kentucky enacted legislation which caused limited liability companies to be subject to Kentucky's corporation income tax. The deferred tax provision for the six months ended June 30, 2005 included $20 million related to the effects of this Kentucky income tax on deferred tax assets and liabilities as of January 1, 2005. In addition, the current tax provision attributable to Kentucky was $10 million for the six months ended June 30, 2005.

Deferred tax liabilities at June 30, 2005 and December 31, 2004 of $26 million and $5 million, respectively, principally arise from differences between the book and tax basis of inventories and property, plant and equipment in certain state and local jurisdictions.

A net deferred tax asset of $1 million was separately recorded at June 30, 2005 to recognize the deferred tax benefit of a state investment tax credit carryforward of $5 million less a valuation allowance of $3 million and deferred tax liabilities in that state of $1 million. A net deferred tax asset of $1 million was separately recorded at December 31, 2004 to recognize the deferred tax benefit of a state investment tax credit carryforward of $7 million less a valuation allowance of $5 million and deferred tax liabilities in that state of $1 million. The investment tax credits expire in 2012.

Pretax income included $5 million, $7 million and $5 million attributable to foreign sources in the six months ended June 30, 2005, and the years ended December 31, 2004 and 2003, respectively.


NOTE I - INVENTORIES

                                                                                                       JUNE 30       December 31
                                                                                                         2005           2004
                                                                                                     -----------     -----------
                                                                                                              (Millions)
INVENTORIES CONSIST OF THE FOLLOWING:
       Liquid hydrocarbons                                                                           $    1,133     $       644
       Refined products and merchandise                                                                   1,292           1,199
       Supplies and sundry items                                                                             90              90
                                                                                                     -----------    ------------
              Total (at cost)                                                                        $    2,515     $     1,933
                                                                                                     ===========    ============

The LIFO method used for financial accounting purposes accounted for 95 percent and 93 percent of total inventory value at June 30, 2005 and December 31, 2004, respectively. Current acquisition costs were estimated to exceed the LIFO inventory values at June 30, 2005 and December 31, 2004 by approximately $2,142 million and $1,270 million, respectively. Cost of revenues was reduced and income from operations was increased by $3 million in the six months ended June 30, 2005, $4 million in 2004 and $10 million in 2003 as a result of liquidations of LIFO inventories.


NOTE J - INVESTMENTS AND LONG-TERM RECEIVABLES

                                                                                                        JUNE 30      December 31
                                                                                                         2005           2004
                                                                                                     -----------     -----------
                                                                                                              (Millions)
Equity method investments:
       PTC                                                                                           $      375      $      372
       LOOP                                                                                                  72              60
       Centennial                                                                                            36              36
       Other                                                                                                 66              66
Receivables due after one year                                                                               22              15
Deposits of restricted cash                                                                                   9               4
                                                                                                     -----------     -----------
              Total                                                                                  $      580      $      553
                                                                                                     ===========     ===========

Summarized financial information of investees accounted for by the equity method of accounting follows:

                                                                                       SIX MONTHS
                                                                                          ENDED        Year Ended December 31
                                                                                        6/30/2005       2004            2003
                                                                                      --------------- ----------     ----------
                                                                                                     (Millions)
Income data:
       Revenues and other income                                                      $    4,364     $    7,166      $    5,543
       Operating income                                                                      106            231             237
       Net income                                                                             70            165             163

                                                                                                       JUNE 30       December 31
                                                                                                         2005           2004
                                                                                                     -----------     -----------
                                                                                                              (Millions)
Balance sheet data:
       Current assets                                                                                $      472      $      333
       Noncurrent assets                                                                                  2,315           2,296
       Current liabilities                                                                                  580             418
       Noncurrent liabilities                                                                               924             936

MPC's carrying value of its equity method investments is $73 million lower than the underlying net assets of investees. This basis difference is being accreted into income over the remaining useful lives of the underlying net assets.

Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $20 million, $80 million and $80 million in the six months ended June 30, 2005, and the years ended December 31, 2004 and 2003, respectively.


NOTE K - PROPERTY, PLANT AND EQUIPMENT

                                                                                                       JUNE 30       December 31
                                                                                                         2005           2004
                                                                                                     -----------     -----------
                                                                                                              (Millions)
Refining                                                                                             $    4,443      $    4,230
Marketing                                                                                                 1,878           1,881
Transportation                                                                                            1,708           1,660
Other                                                                                                        59              64
                                                                                                     -----------     -----------
              Total                                                                                       8,088           7,835
Less accumulated depreciation and amortization                                                            3,228           3,054
                                                                                                     -----------     -----------
              Net                                                                                    $    4,860      $    4,781
                                                                                                     ===========     ===========

Property, plant and equipment includes gross assets acquired under capital leases of $49 million at both June 30, 2005 and December 31, 2004. Related amounts in accumulated depreciation and amortization are $7 million and $6 million at June 30, 2005 and December 31, 2004, respectively.


NOTE L - GOODWILL

The carrying amount of goodwill was $21 million as of June 30, 2005 and December 31, 2004. MPC tests for impairment in the fourth quarter of each year. No impairment in the carrying value was identified in the fourth quarter of 2004, and no indicators of impairment were identified in the subsequent periods.


NOTE M - INTANGIBLE ASSETS

                                                                      Gross Carrying          Accumulated         Net Carrying
                                                                          Amount             Amortization            Amount
                                                                     -----------------    ------------------    ----------------
                                                                                              (Millions)
INTANGIBLE ASSETS AS OF JUNE 30, 2005, ARE AS FOLLOWS:
       Amortized intangible assets:
              Branding agreements                                    $             54     $              21     $            33
              Other                                                                12                     1                  11
                                                                     -----------------    ------------------    ----------------
                    Total                                            $             66     $              22     $            44
                                                                     =================    ==================    ================

       Unamortized intangible assets:
              Unrecognized prior service costs and other             $             24     $              --     $            24
                                                                     =================    ==================    ================


INTANGIBLE ASSETS AS OF DECEMBER 31, 2004, ARE AS FOLLOWS:
       Amortized intangible assets:
              Branding agreements                                    $             53     $              19     $            34
              Other                                                                10                    --                  10
                                                                     -----------------    ------------------    ----------------
                    Total                                            $             63     $              19     $            44
                                                                     =================    ==================    ================

       Unamortized intangible assets:
              Unrecognized prior service costs and other             $             25     $              --     $            25
                                                                     =================    ==================    ================

Amortization expense related to intangibles during the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003 totaled $4 million, $7 million and $6 million, respectively. Estimated amortization expense for the six months ended December 31, 2005 is $4 million. Estimated amortization expense for the years 2006-2010 is $8 million, $7 million, $6 million, $5 million and $5 million, respectively.


NOTE N - LONG-TERM DEBT

                                                                                                       JUNE 30       December 31
                                                                                                         2005           2004
                                                                                                     -----------     -----------
                                                                                                             (Millions)

Capital lease obligations due July 1, 2005 - 2018                                                    $       42      $       44
Detroit refinery project loan - Note E                                                                      221             122
Revolving credit facility due 2009 (a)                                                                       --              --
                                                                                                     -----------     -----------
              Total (b)                                                                                     263             166
Amounts due within one year                                                                                 (18)             (2)
                                                                                                     -----------     -----------
              Long-term debt due after one year                                                      $      245      $      164
                                                                                                     ===========     ===========


(a) MPC has a $500 million five-year revolving credit facility which terminates in May 2009. This facility requires a representation at an initial borrowing that there has been no change in the borrower's consolidated financial position or operations, considered as a whole, that would materially and adversely affect such borrower's ability to perform its obligations under the revolving credit facility. Interest on this facility is based on defined short-term market rates. During the term of the agreement, MPC is obligated to pay a variable facility fee on total commitments, which at June 30, 2005, was 0.125 percent. During the six months ended June 30, 2005, MPC had no borrowings under this credit facility.
 (b) Required payments of long-term debt for the six months ended December 31, 2006 are $1 million. Required payments of long-term debt for the years 2007-2010 are $3 million, $3 million, $3 million and $3 million, respectively. In addition, repayments of the Detroit refinery project loan, expected to be $16 million in the period July 1, 2005 through June 30, 2006, will be funded solely from available Detroit refinery cash flows.


NOTE O - ASSET RETIREMENT OBLIGATIONS

Changes in asset retirement obligations were:

                                                                                                SIX MONTHS
                                                                                                   ENDED            Year Ended
                                                                                                6/30/2005           12/31/2004
                                                                                              ------------        --------------
                                                                                                          (Millions)

Asset retirement obligations as of beginning of period                                        $          4        $          1
       Liabilities incurred                                                                             --                   3
       Liabilities settled                                                                              (1)                 --
                                                                                              -------------       -------------
Asset retirement obligations as of end of period                                              $          3        $          4
                                                                                              =============       =============


NOTE P - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                       SIX MONTHS           Year Ended
                                                                                          ENDED             December 31
                                                                                        6/30/2005        2004            2003
                                                                                      ------------   ------------    ------------
                                                                                                       (Millions)
NET CASH PROVIDED FROM OPERATING ACTIVITIES INCLUDED:
       Interest and other financing costs paid (net of amounts capitalized)           $       --     $        4      $        2
       Income taxes paid to taxing authorities                                                13              3               3
NONCASH INVESTING AND FINANCING ACTIVITIES:
       Asset retirement costs capitalized                                                     --              3              --
       Net assets contributed to joint ventures                                               --              3              42
       Receivables transferred in the Partial Redemption                                     911             --              --
       Member capital contributions                                                            5             18              14
       Capital lease obligation - asset acquired                                              --             --              41
       Liabilities assumed in connection with capital expenditures                            --              1               1


NOTE Q - LEASES

MPC leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, storage facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. Future minimum commitments for capital lease obligations and operating lease obligations having remaining noncancelable lease terms in excess of one year as of June 30, 2005 are as follows:

                                                                       Capital          Operating
                                                                        Lease             Lease
                                                                     Obligations      Obligations
                                                                     -----------      -----------
                                                                                (Millions)

July to December 2005                                                $        3       $       42
January to December 2006                                                      5               67
January to December 2007                                                      5               31
January to December 2008                                                      5               24
January to December 2009                                                      5               20
January to December 2010                                                      5               11
Later years                                                                  35               26
                                                                     -----------      -----------

       Total minimum lease payments                                  $       63       $      221
                                                                                      ===========

Less imputed interest costs                                                  21
                                                                     -----------
       Present value of net minimum lease payments
       included in long-term debt                                    $       42
                                                                     ===========

                                                                                       SIX MONTHS           Year Ended
                                                                                          ENDED             December 31
                                                                                        6/30/2005        2004            2003
                                                                                      ------------   ------------    ------------
                                                                                                       (Millions)
OPERATING LEASE RENTAL EXPENSE WAS:
       Minimum rental                                                                 $       44     $       85      $       85
       Contingent rental                                                                      10             15              12
                                                                                      -----------    -----------     -----------
              Total rental expense                                                    $       54     $      100      $       97
                                                                                      ===========    ===========     ===========

NOTE R - DERIVATIVE INSTRUMENTS

The following table sets forth quantitative information by category of derivative instruments at June 30, 2005 and December 31, 2004. These amounts are reported on a gross basis by individual derivative instrument. MPC did not have any foreign currency contracts in place at June 30, 2005 or December 31, 2004.

                                                                            JUNE 30, 2005                 December 31, 2004
                                                                  ------------------------------      -----------------------------
                                                                  ASSETS(a)     (LIABILITIES)(a)      Assets  (a)  (Liabilities)(a)
                                                                  ----------    ----------------      ------------  ---------------
                                                                                              (Millions)
COMMODITY INSTRUMENTS, NON-HEDGE DESIGNATION:
       Exchange-traded commodity futures                          $      412      $     (516)          $      216    $     (206)
       Exchange-traded commodity options                                  92             (89)                  79           (65)
       Over-the-counter ("OTC") commodity swaps                           26             (14)                  48           (30)
       OTC commodity options                                               7             (17)                   5            (4)

NONTRADITIONAL INSTRUMENTS (b)                                            89             (76)                  86           (91)

(a) The fair value and carrying value of derivative instruments are the same. The fair value amounts for OTC positions are determined using option-pricing models or dealer quotes. The fair values of exchange-traded positions are based on market quotes derived from major exchanges. MPC's consolidated balance sheet is reported on a net asset/(liability) basis by brokerage firm, as permitted by the master netting agreements.
(b) Certain physical commodity contracts are classified as nontraditional derivative instruments because certain volumes covered by these contracts are physically netted at particular delivery locations. Additionally, other physical contracts that involve flash title are accounted for as nontraditional derivative instruments.

MPC recorded a net derivative loss of $173 million in the six months ended June 30, 2005, with a derivative loss of $107 million recorded in revenue, a derivative loss of $32 million recorded in cost of revenues and a derivative loss of $34 million recorded in other income. In 2004, MPC recorded a net derivative loss of $264 million, with a derivative loss of $360 million recorded in cost of revenues, a derivative gain of $88 million recorded in revenue and a derivative gain of $8 million recorded in other income. In 2003, MPC recorded a net derivative loss of $162 million, with a derivative loss of $133 million recorded in cost of revenues, a derivative loss of $25 million recorded in revenue and a derivative loss of $4 million recorded in other income.


NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of most financial instruments is based on historical costs. The carrying values of cash and cash equivalents, receivables, payables, long-term receivables and long-term debt approximate their fair value.

MPC's unrecognized financial instruments consist of financial guarantees and commitments to extend credit. For details relating to financial guarantees, see Note T.


NOTE T - CONTINGENCIES AND COMMITMENTS

MPC is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to MPC's consolidated financial statements. However, management believes that MPC will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

ENVIRONMENTAL MATTERS - MPC is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Marathon and Ashland have retained the liabilities, subject to certain thresholds, for costs associated with remediating properties conveyed to MPC for conditions existing prior to January 1, 1998. The costs associated with these thresholds are not expected to be material to the MPC financial statements. At June 30, 2005 and December 31, 2004, MPC's accrued liabilities for remediation totaled $29 million and $26 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $15 million and $11 million at June 30, 2005 and December 31, 2004, respectively.

On May 11, 2001, MPC entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed-upon environmental programs over an eight-year period primarily aimed at reducing air emissions at its seven refineries. The court approved this consent decree on August 28, 2001. The total one-time expenditures for these environmental projects are approximately $420 million over the eight-year period, with about $250 million incurred through June 30, 2005. In addition, MPC has nearly completed certain agreed on supplemental environmental projects as part of this settlement of an enforcement action for alleged Clean Air Act violations, at a cost of $9 million. MPC believes that this settlement will provide MPC with increased permitting and operating flexibility while achieving significant emission reductions.

MPC is a defendant along with many other refining companies in over 40 cases in 11 states alleging methyl tertiary-butyl ether ("MTBE") contamination in groundwater. All of these cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings. The judge in this multi-district litigation ruled on April 20, 2005 that some form of market share liability would apply. Market share liability enables a plaintiff to sue manufacturers who represent a substantial share of a market for a particular product and shift the burden of identification of who actually made the product to the defendants, effectively forcing a defendant to show that it did not produce the MTBE which allegedly caused the damage. The judge further allowed cases to go forward in New York and 11 other states, based upon varying theories of collective liability, and predicted that a new theory of market share liability would be recognized in Connecticut, Indiana and Kansas. The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater. Several of these lawsuits allege contamination that is outside of MPC's marketing area. A few of the cases seek approval as class actions. Many of the cases seek punitive damages or treble damages under a variety of statutes and theories. MPC stopped producing MTBE at its refineries in October 2002. The potential impact of these recent cases and future potential similar cases is uncertain. MPC will defend these cases vigorously.

GUARANTEES - MPC has issued the following guarantees:

                                                                                                               MAXIMUM POTENTIAL
                                                                                                             UNDISCOUNTED PAYMENTS
                                                                           Term                               AS OF JUNE 30, 2005
                                                                           ----                              ---------------------
                                                                                                                  (MILLIONS)
Indebtedness of equity method investees:
      LOCAP (a)                                                Perpetual-Loan Balance Varies                    $      23
      LOOP (a)                                                          2005 - 2024                                   160
      Centennial (b)                                                    2007 - 2024                                    75

Other:
      Centennial catastrophic event (c)                                 Indefinite                                     50
      Mobile transportation equipment leases (d)                        2005 - 2009                                     5
      Terminal asset sale (e)                                           Indefinite                                      5

(a) MPC holds interests in an offshore crude oil unloading port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC is required to advance funds if the investees are unable to service debt. Any such advances are considered prepayments of future transportation charges. The terms of the agreements vary but tend to follow the terms of the underlying debt. Assuming nonpayment by the investees, the maximum potential amount of future payments under the guarantees is estimated to be $183 million. Included in these amounts are a LOOP revolving credit facility of $25 million and a LOCAP revolving credit facility of $23 million. The undrawn portion of the revolving credit facilities is $35 million.
(b) MPC holds an interest in a refined products pipeline, Centennial, and has guaranteed the repayment of Centennial's outstanding balance under a Master Shelf Agreement, which expires in 2024, and a Credit Agreement, which expires in 2007. The guarantees arose in order to obtain adequate financing. Prior to expiration of the Master Shelf Agreement, MPC could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments is $75 million.
(c) The agreement between Centennial and its members allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum amount of $50 million.
(d) These leases contain terminal rental adjustment clauses which provide that MPC will indemnify the lessor to the extent that the proceeds from the sale of the asset at the end of the lease fall short of the specified minimum percent of the fair market value of the asset at the time of sale.

(e) MPC entered into certain performance and general guarantees and environmental and general indemnifications in connection with the 2004 sale of a refined products terminal. The terms vary from 2006 to indefinite, and the maximum potential amount of future payments under the guarantees and indemnifications is estimated to be $5 million.

CONTRACT COMMITMENTS - At June 30, 2005 and December 31, 2004, MPC's contract commitments to acquire property, plant and equipment totaled $257 million and $268 million, respectively.

In May 2001, MPC entered into a Transportation Agreement with Centennial in which MPC guarantees to ship certain volumes on the Centennial system or make deficiency payments for any volume shortfall. Any deficiency payment made by MPC will be treated as a prepayment of future transportation charges. In the six months ended June 30, 2005, and the years ended December 31, 2004 and 2003, MPC made deficiency payments to Centennial of $1 million, $4 million and $4 million, respectively.

PUT/CALL AGREEMENT - As part of the formation of PTC, MPC and Pilot entered into a Put/Call and Registration Rights Agreement ("Agreement"). The Agreement provides that any time after September 1, 2008, Pilot will have the right to sell its interest in PTC to MPC for an amount of cash and/or MOC, MPC or Ashland equity securities equal to the product of 90 percent (95 percent if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC. At any time after September 1, 2011, under certain conditions, MPC will have the right to purchase Pilot's interest in PTC for an amount of cash and/or MOC, MPC or Ashland equity securities equal to the product of 105 percent (110 percent if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC. Under the Agreement, MPC would determine the form of consideration to be paid upon exercise of the rights.


NOTE U - ACCOUNTING STANDARDS NOT ADOPTED AT JUNE 30, 2005

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB's interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities," and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. MPC is currently studying the provisions of this statement to determine the impact on its consolidated financial statements.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." The issue defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value or considered a single nonmonetary transaction subject to the fair value exception of Accounting Principles Board ("APB") Opinion No. 29. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same party are treated as one if they are entered into in contemplation of each other. The rules apply to new arrangements entered into in reporting periods beginning after March 15, 2006. The accounting for certain of the transactions that MPC considers as matching buy/sell transactions will be affected by this consensus and therefore, upon adoption, these transactions will no longer be recorded on a gross basis. MPC is currently studying the provisions of this consensus to determine the impact on its consolidated financial statements; however, management does not believe any impact on net income would be material. There will be no impact on cash flows from operations as a result of adoption.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires companies to recognize (1) voluntary changes in accounting principle and (2) changes required by a new accounting pronouncement, when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143." This interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event if the liability's fair value can be reasonably estimated. If the liability's fair value cannot be reasonably estimated, then the entity must disclose (1) a description of the obligation, (2) the fact that a liability has not been recognized because the fair value cannot be reasonably estimated, and (3) the reasons why the fair value cannot be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. MPC adopted FIN No. 47 as of December 31, 2005. A charge of $43 million related to adopting FIN No. 47 was recognized as a cumulative effect of a change in accounting principle in the six months ended December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This amendment eliminates the APB Opinion No. 29 exception for fair value recognition of nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. MPC adopted SFAS No. 153 on a prospective basis as of July 1, 2005.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") as a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. In addition, awards classified as liabilities will be remeasured each reporting period. MPC adopted the fair value method under SFAS No. 123 for grants made, modified or settled on or after January 1, 2003. Accordingly, MPC does not expect the adoption of SFAS No. 123(R) to have a material effect on its consolidated results of operations, financial position or cash flows. The statement provided for an effective date of July 1, 2005, for MPC. However, in April 2005, the Securities and Exchange Commission adopted a rule that, for MPC, deferred the effective date until January 1, 2006. MPC adopted the provisions of this statement on January 1, 2006.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as a current-period charge. MPC is required to implement this statement in the first quarter of 2006. MPC does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated results of operations, financial position or cash flows.