Form 10-Q
period 2006-03-31
ASHLAND INC.
filed 2006-05-09
CIK 1305014

==============================================================================


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                          ----------------------


                                 FORM 10-Q





    (Mark One)
    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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





     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

 Large Accelerated Filer |X| Accelerated Filer |_| Non-Accelerated Filer |_|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


     At April 30, 2006, there were 71,063,910 shares of Registrant's Common Stock outstanding. One Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock accompanies each outstanding share of Registrant's Common Stock.

==============================================================================

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS


----------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

----------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended           Six months ended
                                                                          March 31                    March 31
                                                                   ------------------------    -----------------------
(In millions except per share data)                                     2006          2005          2006         2005
-------------------------------------------------------------------------------------------    -----------------------

REVENUES
      Sales and operating revenues                                 $   2,275     $   2,062     $   4,687    $   4,239
      Equity income                                                        2            69             4          215
      Other income                                                        22            18            37           35
                                                                   ----------    ----------    ----------   ----------
                                                                       2,299         2,149         4,728        4,489
COSTS AND EXPENSES
      Cost of sales and operating expenses                             1,936         1,754         3,965        3,603
      Selling, general and administrative expenses                       314           309           619          620
                                                                   ----------    ----------    ----------   ----------
                                                                       2,250         2,063         4,584        4,223
                                                                   ----------    ----------    ----------   ----------
OPERATING INCOME                                                          49            86           144          266
      Gain (loss) on the MAP Transaction (a)                              (3)            -            (2)           -
      Loss on early retirement of debt                                     -             -             -           (2)
      Net interest and other financing income (costs)                      9           (29)           20          (59)
                                                                   ----------    ----------    ----------   ----------
INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                 55            57           162          205
      Income taxes                                                        (6)          (24)          (47)         (79)
                                                                   ----------    ----------    ----------   ----------
INCOME FROM CONTINUING OPERATIONS                                         49            33           115          126
      Results from discontinued operations (net of income taxes)           -             -            (1)           -
                                                                   ----------    ----------    ----------   ----------
NET INCOME                                                         $      49     $      33     $     114    $     126
                                                                   ==========    ==========    ==========   ==========

BASIC EARNINGS PER SHARE - Note F
      Income from continuing operations                            $     .68     $     .45     $    1.61    $    1.75
      Results from discontinued operations                                 -             -          (.01)           -
                                                                   ----------    ----------    ----------   ----------
      Net income                                                   $     .68     $     .45     $    1.60    $    1.75
                                                                   ==========    ==========    ==========   ==========

DILUTED EARNINGS PER SHARE - Note F
      Income from continuing operations                            $     .67     $     .44     $    1.59    $    1.72
      Results from discontinued operations                                 -             -          (.02)           -
                                                                   ----------    ----------    ----------   ----------
      Net income                                                   $     .67     $     .44     $    1.57    $    1.72
                                                                   ==========    ==========    ==========   ==========

DIVIDENDS PAID PER COMMON SHARE                                    $    .275     $    .275     $     .55    $     .55


----------------------------------------------------------------------------------------------------------------------

(a) "MAP Transaction" refers to the June 30, 2005 transfer of Ashland's 38% interest in Marathon Ashland Petroleum LLC (MAP), Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                        March 31      September 30           March 31
(In millions)                                                               2006              2005               2005
----------------------------------------------------------------------------------------------------------------------

                              ASSETS
                              ------

CURRENT ASSETS
      Cash and cash equivalents                                    $         476     $         985      $          74
      Available-for-sale securities                                          621               403                  -
      Accounts receivable                                                  1,611             1,642              1,352
      Allowance for doubtful accounts                                        (45)              (43)               (42)
      Inventories - Note D                                                   595               527                546
      Deferred income taxes                                                   88               122                 95
      Refundable income taxes                                                 50                 -                125
      Other current assets                                                    73               121                 83
                                                                   --------------    --------------     --------------
                                                                           3,469             3,757              2,233
INVESTMENTS AND OTHER ASSETS
      Investment in Marathon Ashland Petroleum LLC (MAP)                       -                 -              2,926
      Goodwill and other intangibles                                         641               650                622
      Asbestos insurance receivable (noncurrent portion)                     345               370                381
      Deferred income taxes                                                  169               175                  -
      Other noncurrent assets                                                491               441                351
                                                                   --------------    --------------     --------------
                                                                           1,646             1,636              4,280
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                 3,349             3,274              3,196
      Accumulated depreciation, depletion and amortization                (1,912)           (1,852)            (1,894)
                                                                   --------------    --------------     --------------
                                                                           1,437             1,422              1,302
                                                                   --------------    --------------     --------------

                                                                   $       6,552     $       6,815      $       7,815
                                                                   ==============    ==============     ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
      Debt due within one year                                     $          12     $          12      $         726
      Trade and other payables                                             1,294             1,520              1,254
      Income taxes                                                             6                13                 30
                                                                   --------------    --------------     --------------
                                                                           1,312             1,545              2,010
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                   77                82              1,086
      Employee benefit obligations                                           404               358                436
      Deferred income taxes                                                    -                 -                264
      Reserves of captive insurance companies                                179               182                201
      Asbestos litigation reserve (noncurrent portion)                       500               521                545
      Other long-term liabilities and deferred credits                       386               388                374
                                                                   --------------    --------------     --------------
                                                                           1,546             1,531              2,906

STOCKHOLDERS' EQUITY                                                       3,694             3,739              2,899
                                                                   --------------    --------------     --------------

                                                                   $       6,552     $       6,815      $       7,815
                                                                   ==============    ==============     ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                                                                                       other
                                                   Common          Paid-in         Retained    comprehensive
(In millions)                                       stock          capital         earnings             loss (a)        Total
------------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2004               $          72    $         478    $       2,262    $        (106)   $       2,706
      Total comprehensive income (b)                                                    126               40              166
      Cash dividends                                                                    (40)                              (40)
      Issued 1,291,096 common shares under
        stock incentive and other plans                 1               66                                                 67
                                            --------------   --------------   --------------   --------------   --------------
BALANCE AT MARCH 31, 2005                   $          73    $         544    $       2,348    $         (66)   $       2,899
                                            ==============   ==============   ==============   ==============   ==============


BALANCE AT SEPTEMBER 30, 2005               $           1    $         605    $       3,251    $        (118)   $       3,739
      Total comprehensive income (b)                                                    114               (5)             109
      Cash dividends                                                                    (40)                              (40)
      Issued 506,569 common shares under
        stock incentive and other plans                                 24                                                 24
      Repurchase of 2,402,030 common shares                           (138)                                              (138)
                                            --------------   --------------   --------------   --------------   --------------
BALANCE AT MARCH 31, 2006                   $           1    $         491    $       3,325    $        (123)   $       3,694
                                            ==============   ==============   ==============   ==============   ==============

------------------------------------------------------------------------------------------------------------------------------

(a) At March 31, 2006, the accumulated other comprehensive loss of $123 million (after tax) was comprised of net unrealized translation gains of $38 million, a minimum pension liability of $160 million and net unrealized losses on cash flow hedges of $1 million.
(b)  Reconciliations of net income to total comprehensive income follow.


                                                                    Three months ended                 Six months ended
                                                                         March 31                          March 31
                                                             -------------------------------   -------------------------------
      (In millions)                                                   2006             2005             2006             2005
      ------------------------------------------------------------------------------------------------------------------------

      Net income                                             $          49    $          33    $         114    $         126
      Unrealized translation gains (losses)                              6                2               (5)              37
          Related tax benefit                                            -                -                -                2
      Net unrealized gains (losses) on cash flow hedges                  1               (1)               -                1
      Net unrealized gains (losses) on available-for-sale
       securities                                                       (1)               -                -                -
                                                             --------------   --------------   --------------   --------------
      Total comprehensive income                             $          55    $          34    $         109    $         166
                                                             ==============   ==============   ==============   ==============

      ------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                                 Six months ended
                                                                                                     March 31
                                                                                              ------------------------
(In millions)                                                                                      2006          2005
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS
      Income from continuing operations                                                       $     115    $      126
      Adjustments to reconcile to cash flows from operations
          Depreciation, depletion and amortization                                                  103            93
          Deferred income taxes                                                                      39           (11)
          Equity income from affiliates                                                              (4)         (215)
          Distributions from equity affiliates                                                        3             4
          Change in operating assets and liabilities (a)                                           (279)         (242)
          Other items                                                                                (1)            1
                                                                                              ----------   -----------
                                                                                                    (24)         (244)
CASH FLOWS FROM FINANCING
      Proceeds from issuance of common stock                                                         14            51
      Excess tax benefits related to share-based payments                                             4             6
      Repayment of long-term debt                                                                    (5)         (174)
      Repurchase of common stock                                                                   (138)            -
      Increase in short-term debt                                                                     -           438
      Cash dividends paid                                                                           (40)          (40)
                                                                                              ----------   -----------
                                                                                                   (165)          281
CASH FLOWS FROM INVESTMENT
      Additions to property, plant and equipment                                                   (126)         (127)
      Purchase of operations - net of cash acquired                                                  (3)         (101)
      Proceeds from sale of operations                                                               12            16
      Purchases of available-for-sale securities                                                   (549)            -
      Proceeds from sales and maturities of available-for-sale securities                           337             -
      Other - net                                                                                     5             6
                                                                                              ----------   -----------
                                                                                                   (324)         (206)
                                                                                              ----------   -----------
CASH USED BY CONTINUING OPERATIONS                                                                 (513)         (169)
      Cash used by discontinued operations (revised - see Note A)
         Operating cash flows                                                                         4             -
                                                                                              ----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                              (509)         (169)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                     985           243
                                                                                              ----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                     $     476    $       74
                                                                                              ==========   ===========

----------------------------------------------------------------------------------------------------------------------

(a)  Excludes changes resulting from operations acquired or sold.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005. Results of operations for the periods ended March 31, 2006, are not necessarily indicative of results to be expected for the year ending September 30, 2006. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation. The company has separately disclosed the operating portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. There were no financing or investing cash flows related to discontinued operations for the reported periods.

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

NOTE C - DEBT DEFEASANCE

         During the December 2005 quarter Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet as of December 31, 2005. Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments. The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule. At March 31, 2006, the carrying value of the investments to defease debt, including other defeasements accomplished in fiscal 2005, was $57 million and the carrying value of the debt was $49 million.

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

           --------------------------------------------------------------------------------------------------------------------
                                                                                  March 31      September 30          March 31
           (In millions)                                                              2006              2005              2005
           --------------------------------------------------------------------------------------------------------------------
           Chemicals and plastics                                            $         486     $         429     $         442
           Construction materials                                                       93                80                84
           Lubricants                                                                   88                68                72
           Other products                                                               58                67                59
           Supplies                                                                     10                 9                 8
           Excess of replacement costs over LIFO carrying values                      (140)             (126)             (119)
                                                                             --------------    --------------    --------------
                                                                             $         595     $         527     $         546
                                                                             ==============    ==============    ==============

NOTE E - UNCONSOLIDATED AFFILIATES

         On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP as well as its maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon in a transaction valued at approximately $3.7 billion (the "MAP Transaction"). For further detailed information on this transaction see Note D of Notes to Consolidated Financial Statements in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005. Separate audited financial statements for MAP required by Rule 3-09 of Regulation S-X were filed on a Form 10-K/A on March 30, 2006. Unaudited income statement information for MAP during the period of ownership is shown below.

         MAP was organized as a limited liability company that had elected to be taxed as a partnership. Therefore, the parents were responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP did not include any provision for income taxes that would have been incurred by its parents.

           ---------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended          Six months ended
                                                                                    March 31                   March 31
                                                                            -------------------------   ------------------------
           (In millions)                                                          2006          2005         2006          2005
           ---------------------------------------------------------------------------------------------------------------------
           Sales and operating revenues                                     $        -    $   11,397    $       -    $   23,913
           Income from operations                                                    -           204            -           584
           Net income                                                                -           188            -           573
           Ashland's equity income                                                   -            66            -           208

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

           --------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended          Six months ended
                                                                                   March 31                   March 31
                                                                            ------------------------   ------------------------
           (In millions except per share data)                                    2006         2005         2006          2005
           --------------------------------------------------------------------------------------------------------------------
           NUMERATOR
           Numerator for basic and diluted EPS - Income
               from continuing operations                                   $       49    $      33    $     115    $      126
                                                                            ===========   ==========   ==========   ===========
           DENOMINATOR
           Denominator for basic EPS - Weighted average
               common shares outstanding                                            71           73           72            72
           Common shares issuable upon exercise of stock options                     1            1            1             1
                                                                            -----------   ----------   ----------   -----------
           Denominator for diluted EPS - Adjusted weighted
               average shares and assumed conversions                               72           74           73            73
                                                                            ===========   ==========   ==========   ===========

           EPS FROM CONTINUING OPERATIONS
           Basic                                                            $      .68    $     .45    $    1.61    $     1.75
           Diluted                                                          $      .67    $     .44    $    1.59    $     1.72


NOTE G - EMPLOYEE BENEFIT PLANS

         Presently, Ashland anticipates contributing $126 million to its U.S. pension plans and $6 million to its non-U.S. pension plans during fiscal 2006. As of March 31, 2006, contributions of $75 million have been made to the U.S. plans and $4 million to the non-U.S. plans. The following table details the components of pension and other postretirement benefit costs.

         -----------------------------------------------------------------------------------------------------------------------
                                                                                                         Other postretirement
                                                                               Pension benefits                benefits
                                                                           -------------------------   -------------------------
         (In millions)                                                           2006          2005          2006          2005
         -----------------------------------------------------------------------------------------------------------------------
         THREE MONTHS ENDED MARCH 31
         Service cost                                                      $       15    $       13    $        2    $        2
         Interest cost                                                             20            19             4             4
         Expected return on plan assets                                           (24)          (19)            -             -
         Amortization of prior service credit                                       -             -            (2)           (2)
         Amortization of net actuarial loss                                        10             8             -             2
                                                                           -----------   -----------   -----------   -----------
                                                                           $       21    $       21    $        4    $        6
                                                                           ===========   ===========   ===========   ===========


         SIX MONTHS ENDED MARCH 31
         Service cost                                                      $       30    $       26    $        4    $        4
         Interest cost                                                             41            39             7             9
         Expected return on plan assets                                           (50)          (38)            -             -
         Amortization of prior service credit                                       -             -            (5)           (4)
         Amortization of net actuarial loss                                        21            16             1             3
                                                                           -----------   -----------   -----------   -----------
                                                                           $       42    $       43    $        7    $       12
                                                                           ===========   ===========   ===========   ===========

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

         -----------------------------------------------------------------------------------------------------------------------
                                                            Six months ended
                                                                March 31                       Years ended September 30
                                                      ---------------------------     ------------------------------------------
         (In thousands)                                      2006           2005            2005           2004            2003
         -----------------------------------------------------------------------------------------------------------------------
         Open claims - beginning of period                    184            196             196            198             160
         New claims filed                                       3              6              12             29              66
         Claims settled                                        (2)            (3)             (6)            (7)             (7)
         Claims dismissed                                     (11)           (10)            (18)           (24)            (21)
                                                      ------------    -----------     -----------    -----------     -----------
         Open claims - end of period                          174            189             184            196             198
                                                      ============    ===========     ===========    ===========     ===========


         Since October 1, 2002, Riley has been dismissed as a defendant in 77% of the resolved claims. Amounts spent on litigation defense and claim settlements averaged $1,594 per claim resolved in the six months ended March 31, 2006, compared to $1,812 in the six months ended March 31, 2005, and annual averages of $1,985 in 2005, $1,655 in 2004 and $1,610 in 2003. A progression of activity in the asbestos reserve is presented in the following table.

         ---------------------------------------------------------------------------------------------------------------------
                                                         Six months ended
                                                             March 31                       Years ended September 30
                                                    ---------------------------     ------------------------------------------
         (In millions)                                     2006           2005            2005           2004            2003
         ---------------------------------------------------------------------------------------------------------------------
         Asbestos reserve - beginning of period     $       571     $      618      $      618     $      610      $      202
         Expense incurred                                     -              -               -             59             453
         Amounts paid                                       (21)           (23)            (47)           (51)            (45)
                                                    ------------    -----------     -----------    -----------     -----------
         Asbestos reserve - end of period           $       550     $      595      $      571     $      618      $      610
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

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE H - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

        From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made, with the assistance of HR&A, based on a combination of a number of factors including the actual volume of new claims, recent settlement costs, changes in the mix of alleged disease, enacted legislative changes and other developments impacting Ashland's estimate of future payments. Ashland's reserve for asbestos claims on an undiscounted basis amounted to $550 million at March 31, 2006, compared to $571 million at September 30, 2005 and $595 million at March 31, 2005.

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

         Ashland's management has estimated the value of reasonably possible insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there is a disagreement with these companies over the timing of recoveries. The resolution of this disagreement could have a material effect on the value of insurance recoveries from those companies. In estimating the value of future recoveries, Ashland has used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. Ashland will continue to apply this methodology until such time as the disagreement is resolved. The parties are currently in arbitration proceedings to resolve the dispute concerning the interpretation of this agreement.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE H - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

         At March 31, 2006, Ashland's receivable for recoveries of litigation defense and claim settlement costs from its insurers amounted to $375 million, of which $53 million relates to costs previously paid. Receivables from insurance companies amounted to $400 million at September 30, 2005 and $411 million at March 31, 2005. About 40% of the estimated receivables from insurance companies at March 31, 2006 are expected to be due from Equitas and other London companies. Of the remainder, approximately 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

         ENVIRONMENTAL REMEDIATION

         Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At March 31, 2006, such locations included 100 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 101 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 214 are being actively remediated. Ashland's reserves for environmental remediation amounted to $178 million at March 31, 2006, compared to $178 million at September 30, 2005 and $157 million at March 31, 2005, of which $145 million at March 31, 2006, $145 million at September 30, 2005 and $125 million at March 31, 2005 were classified in noncurrent liabilities on the Condensed Consolidated Balance Sheets. The total reserves for environmental remediation reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.

         Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $14 million for the six months ended March 31, 2006, compared to $13 million for the six months ended March 31, 2005, and annual expense of $47 million in 2005, $2 million in 2004 and $22 million in 2003.

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

-------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended          Six months ended
                                                                                   March 31                   March 31
                                                                            -----------------------    ------------------------
(In millions)                                                                    2006         2005          2006          2005
-------------------------------------------------------------------------------------------------------------------------------

REVENUES
    Sales and operating revenues
       APAC                                                                 $     489    $     388     $   1,215    $    1,000
       Ashland Distribution                                                     1,029          956         1,996         1,851
       Ashland Specialty Chemical                                                 447          434           895           833
       Valvoline                                                                  353          323           663           633
       Intersegment sales
          Ashland Distribution                                                     (5)          (5)          (11)          (11)
          Ashland Specialty Chemical                                              (37)         (33)          (70)          (66)
          Valvoline                                                                (1)          (1)           (1)           (1)
                                                                            ----------   ----------    ----------   -----------
                                                                                2,275        2,062         4,687         4,239
    Equity income
       APAC                                                                         -            1             -             3
       Ashland Specialty Chemical                                                   3            2             5             4
       Valvoline                                                                   (1)           -            (1)            -
       Refining and Marketing                                                       -           66             -           208
                                                                            ----------   ----------    ----------   -----------
                                                                                    2           69             4           215
    Other income
       APAC                                                                        15            3            23             5
       Ashland Distribution                                                         1            3             2             5
       Ashland Specialty Chemical                                                   2            9             3            18
       Valvoline                                                                    2            2             5             3
       Refining and Marketing                                                       -            -             -             2
       Unallocated and other                                                        2            1             4             2
                                                                            ----------   ----------    ----------   -----------
                                                                                   22           18            37            35
                                                                            ----------   ----------    ----------   -----------
                                                                            $   2,299    $   2,149     $   4,728    $    4,489
                                                                            ==========   ==========    ==========   ===========
OPERATING INCOME (a)
    APAC                                                                    $     (11)   $     (51)    $      28    $      (47)
    Ashland Distribution                                                           30           29            65            49
    Ashland Specialty Chemical                                                     26           31            53            47
    Valvoline                                                                       2           17             3            30
    Refining and Marketing (b)                                                      -           61             -           197
    Unallocated and other                                                           2           (1)           (5)          (10)
                                                                            ----------   ----------    ----------   -----------
                                                                            $      49    $      86     $     144    $      266
                                                                            ==========   ==========    ==========   ===========

-------------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

-------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended          Six months ended
                                                                                   March 31                   March 31
                                                                            -----------------------    ------------------------
(In millions)                                                                    2006         2005          2006         2005
-------------------------------------------------------------------------------------------------------------------------------

OPERATING INFORMATION
APAC
    Construction backlog at March 31 (a)                                                               $   2,107    $   2,135
    Net construction job revenues (b)                                       $     257    $     198     $     681    $     542
    Hot-mix asphalt production (tons)                                             4.2          3.7          11.9         11.5
    Aggregate production (tons)                                                   7.0          6.5          15.1         14.3
Ashland Distribution (c)
    Sales per shipping day                                                  $    16.1    $    15.4     $    16.0    $    14.9
    Gross profit as a percent of sales                                            9.6%         9.8%          9.9%         9.7%
Ashland Specialty Chemical (c)
    Sales per shipping day                                                  $     7.0    $     7.0     $     7.2    $     6.7
    Gross profit as a percent of sales                                           28.4%        26.7%         27.9%        25.5%
Valvoline
    Lubricant sales (gallons)                                                    44.2         42.2          82.7         83.3
    Premium lubricants (percent of U.S. branded volumes)                         24.3%        24.1%         23.7%        23.0%

-------------------------------------------------------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Current Quarter - Ashland reported net income of $49 million for the quarter ended March 31, 2006, compared to $33 million for the quarter ended March 31, 2005. The comparison is affected by the June 2005 transfer of Ashland's former 38-percent interest in Marathon Ashland Petroleum LLC (MAP) to Marathon Oil Corporation (Marathon), the retirement of most of Ashland's debt and the investment of the remaining proceeds. Net income in the 2005 quarter included $37 million of net income from the former Refining and Marketing segment (which consisted primarily of Ashland's equity income from MAP), as well as net, after-tax interest expense of $18 million, for a net benefit of $19 million, or $.26 per share. The 2006 quarter included $6 million, or $.08 per share of net, after-tax interest income. In addition, the 2006 quarter also included tax benefits of $8 million, or $.11 per share, from research and development credits and favorable adjustments to tax contingency reserves.

         Three of Ashland's four businesses continued to perform well during the March 2006 quarter. APAC's performance was encouraging considering it represented the winter months when many of its facilities are shut down to perform routine maintenance work, historically causing APAC to operate at a significant loss during the quarter. Ashland Specialty Chemical and Ashland Distribution continued their solid performance and led the Chemical Sector results through increased pricing, resulting in revenue growth, and focused cost controls. Valvoline's results remained disappointing as it faces the most challenging market conditions seen in over a decade, which have not allowed it to recoup historical margin levels through price increases due to the rapidly rising cost of base lube stock. However, despite this difficult environment, Valvoline was able to grow lubricant volumes by 5% as it concentrates on defending and expanding market share.

         Year-to-Date - Ashland reported net income of $114 million for the six months ended March 31, 2006, compared to $126 million for the six months ended March 31, 2005. The comparison is affected by the June 2005 transfer of Ashland's former 38-percent interest in MAP to Marathon, the retirement of most of Ashland's debt and the investment of the remaining proceeds. Net income for the six months ended March 31, 2005 included $120 million of net income from the former Refining and Marketing segment (which consisted primarily of Ashland's equity income from MAP), as well as net, after-tax interest expense of $36 million, for a net benefit of $84 million, or $1.15 per share. The six months ended March 31, 2006 included $12 million, or $.16 per share of net, after-tax interest income. In addition, the current period also included tax benefits of $6 million, or $.09 per share, from research and development credits and favorable adjustments to tax contingency reserves.

         The increase in Ashland's net income in its remaining operating businesses for the six months ended March 31, 2006 compared to the 2005 period was due to improved operating income from three of the four businesses. APAC showed the greatest improvement as operating income increased to $28 million compared to a loss of $47 million in the 2005 period. Ashland Distribution showed a 33% increase in operating income and Ashland Specialty Chemical increased 13%, while Valvoline declined 90% in a difficult market environment. An analysis of operating income by industry segment follows.

         Segment operating results reflect new methodology adopted in October 2005 for allocating substantially all corporate expenses to Ashland's four operating businesses, with the exception of certain legacy costs or items clearly not associated with the operating divisions. Accordingly, $29 million in additional corporate expenses for the March 2006 quarter and $50 million year-to-date were allocated to the divisions. The remaining $2 million in income for the March 2006 quarter and $5 million expense for the six months ended March 31, 2006 is classified as "Unallocated and other" in Ashland's segment reporting. Results for previously reported periods have been reclassified to conform with the new allocation methodology.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

         APAC

         Current Quarter - APAC reported an operating loss of $11 million for the March 2006 quarter, compared to a loss of $51 million for the March 2005 quarter. Results for the March 2006 quarter included an $8 million gain from the transfer of property subject to eminent domain and a $2 million gain from the sale of assets in construction markets exited by APAC. The 2006 quarter also included a $3 million gain on commodity hedges. APAC's improved performance reflects improved markets and enhanced bidding and estimating processes, resulting in higher pricing and better margins. Margin improvement reflected successful efforts in incorporating higher construction material values and energy costs into APAC's initial bids. In addition, performance was assisted by a significantly milder winter, which led to increased hot-mix asphalt and aggregate volumes. Sales and operating revenues were $489 million in the March 2006 quarter, a 26% increase over the $388 million recorded in the March 2005 quarter. Net construction job revenues (total construction job revenues less subcontract costs) increased 30% from $198 million for the March 2005 quarter to $257 million for the March 2006 quarter. Hot-mix asphalt production increased 14% to 4.2 million tons versus 3.7 million tons in the March 2005 quarter, while aggregate production increased 8% to 7.0 million tons from 6.5 million tons in the March 2005 quarter. APAC continued to roll off older, fixed-price contracts which contained substantially lower energy and raw material cost estimates. At March 31, 2006, APAC's construction backlog, which consists of work awarded and funded but not yet performed, was $2.1 billion, nearly equal to the amount as of the same period last year.

         Year-to-Date - APAC earned operating income of $28 million for the six months ended March 31, 2006 compared to a loss of $47 million for the six months ended March 31, 2005. The $75 million increase was primarily due to the improved markets and enhanced bidding and pricing processes discussed in the current quarter comparison. Results for the 2006 period included an $18 million gain from the transfer of property subject to eminent domain and a $2 million gain from the sale of assets in construction markets exited by APAC. Net construction job revenues increased 26% to $681 million for the six months ended March 31, 2006 versus $542 million for the six months ended March 31, 2005. Hot-mix asphalt production increased 3% to 11.9 million tons versus 11.5 million tons in the 2005 period, while aggregate production increased 6% to 15.1 million tons versus 14.3 million tons in the 2005 period. The volume increases reflect more favorable weather conditions in the 2006 period.

         ASHLAND DISTRIBUTION

         Current Quarter - Ashland Distribution achieved its ninth consecutive record quarter with operating income of $30 million in the March 2006 quarter, up 3% over the $29 million reported for the March 2005 quarter. Sales and operating revenues increased to $1,029 million, an 8% increase over the prior year's quarter. The division's performance for the current quarter reflects more typical margins as hurricane-related supply disruptions abated. Margins for the current quarter were stronger toward the end of the period as higher product costs and a softened pricing environment led to weaker margins early in the quarter. Gross profit as a percent of sales decreased 2% from 9.8% in the March 2005 quarter to 9.6% in the March 2006 quarter.

         Year-to-Date - Ashland Distribution reported operating income of $65 million for the six months ended March 31, 2006, a 33% increase over the $49 million recorded for the six months ended March 31, 2005. Sales and operating revenues increased 8% from $1,851 million in the 2005 period to $1,996 million in the 2006 period. Gross profit as a percent of sales increased from 9.7% to 9.9%, reflecting the division's ability to expand margins despite rising costs of chemicals and plastics, by increasing prices and managing expenses.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

         ASHLAND SPECIALTY CHEMICAL

         Current Quarter - Ashland Specialty Chemical reported operating income of $26 million for the March 2006 quarter, a decrease of 16% compared to $31 million for the March 2005 quarter, which included a $7 million gain on the sale of an idle plant in Plaquemine, Louisiana. Excluding that gain, operating income increased 8% during the quarter. Sales and operating revenues grew to $447 million during the March 2006 quarter, a 3% increase over the March 2005 quarter. Gross profit as a percent of sales increased 6% from 26.7% to 28.4% for the March 2006 quarter. Margin expansion drove operating income growth while volume during the quarter was down slightly, when adjusted for the maleic anhydride business transferred to Marathon in the MAP Transaction. Performance Materials reported strong second quarter results, led by Composite Polymers. Water Technologies continued its growth initiatives, but operating income reflected difficulty in passing on raw material price increases and higher selling, general and administrative expenses.

         Year-to-Date - Ashland Specialty Chemical reported operating income of $53 million for the six months ended March 31, 2006, a 13% increase over the $47 million earned for the six months ended March 31, 2005. The 2005 period included approximately $4 million in net gains principally related to the termination of a product supply contract in the December 2004 quarter, in addition to the $7 million pre-tax gain on the sale of the idle plant in the March 2005 quarter. Excluding these gains, operating income increased 47% over the 2005 period. The improvement reflects the factors discussed in the current quarter comparison, with sales and operating revenues increasing 7% and gross profit as a percent of sales increasing 9%. All units of Performance Materials had a very strong first half of fiscal 2006 with Composite Polymers leading the way, almost doubling operating income compared to the 2005 period. Water Technologies continued its growth initiatives, but operating income declined due to rising raw material costs and higher selling, general and administrative expenses.

         VALVOLINE

         Current Quarter - Valvoline reported operating income of $2 million in the March 2006 quarter, compared to $17 million in the March 2005 quarter, an 88% decrease. Sales and operating revenues were $353 million for the current quarter, a 9% increase over the March 2005 quarter, due to a combination of a 5% increase in lubricant volumes and higher selling prices. Valvoline has not been able to recoup through price increases the full impact of the rapidly rising cost of base lube stock. Consequently, branded lubricant margins declined 20% from the March 2005 quarter. While Valvoline continues to implement price increases, margins thus far have not recovered. Earnings from Valvoline Instant Oil Change decreased 18%, mostly due to a 3% decrease in the number of oil changes. International results also declined primarily due to higher raw material costs.

         Year-to-Date - Valvoline reported operating income of $3 million for the six months ended March 31, 2006, a 90% decrease compared to $30 million for the six months ended March 31, 2005. The decline reflects the margin compression described in the current quarter comparison. Sales and operating revenues have increased $30 million or 5% from $633 million in the 2005 period to $663 million in the 2006 period. Despite increased revenues, volume has decreased 1% as price increases have met a soft market for passenger-car lubricants. Earnings from Valvoline Instant Oil Change decreased due to higher material costs and a decrease in the number of oil changes. International results also declined primarily due to higher raw material costs resulting in lower earnings from operations in Europe and Australia. In the upcoming quarters Valvoline will continue to aggressively defend its market position in the United States with the goal of capturing increased volume levels while continuing to focus on international and non-lubricant growth initiatives.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

         REFINING AND MARKETING

         On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP as well as its maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon in a transaction valued at approximately $3.7 billion (the "MAP Transaction"). For further detailed information on this transaction see Note D of Notes to Consolidated Financial Statements in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005. Operating income from Refining and Marketing, which consisted primarily of equity income from MAP, amounted to $61 million for the March 31, 2005 quarter and $197 million for the six months ended March 31, 2005.

         UNALLOCATED AND OTHER

         Unallocated and other costs, consisting of certain legacy costs or items clearly not associated with the operating divisions, amounted to $2 million in income for the March 2006 quarter, compared to a $1 million expense in the March 2005 quarter. The March 2006 quarter had a $5 million favorable adjustment to the previously estimated withdrawal premium due Oil Insurance Limited
         (OIL), the energy-industry mutual insurance consortium in which Ashland participated and since has terminated participation effective December 31, 2005. The March 2006 quarter also included a $3 million increase in environmental remediation reserves (net of estimated insurance recoveries) related to a formerly-owned business. Unallocated and other costs for the six months ended March 31, 2006 were $5 million compared to $10 million for the six months ended March 31, 2005. The 2006 period included a $6 million increase in environmental reserves, partially offset by the $5 million OIL premium adjustment, while the 2005 period included a $7 million charge for estimated future insurance premiums due OIL.

         GAIN (LOSS) ON THE MAP TRANSACTION

         Ashland recorded a loss on the MAP Transaction of $3 million in the March 2006 quarter and a $2 million loss for the six months ended March 31, 2006 as a result of a decrease in the discounted receivable from Marathon for the estimated present value of future tax deductions. The March 2006 quarter included a $4 million reclassification of certain tax benefits related to previously owned businesses of Ashland. The offsetting benefit was recorded in income taxes as deferred tax benefits. This decrease in the receivable was partially offset by increases due to tax benefits recognized on increased environmental reserves in both periods. See Note D in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005, for further explanation of this transaction and the related receivable.

         LOSS ON EARLY RETIREMENT OF DEBT

         In the December 2004 quarter, Ashland recorded a loss of $2 million on the early retirement of a capitalized lease obligation.

         NET INTEREST AND OTHER FINANCING INCOME (COSTS)

         Ashland recognized net interest and other financing income of $9 million in the March 2006 quarter and $20 million for the six months ended March 31, 2006, compared to an expense of $29 million in the March 2005 quarter and $59 million for the six months ended March 31, 2005. The comparison reflects the retirement of most of Ashland's debt from the proceeds of the MAP Transaction in June 2005 and the temporary investment of the remaining proceeds in short-term, available-for-sale securities.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

         INCOME TAXES

         Ashland's effective income tax rate for the March 2006 quarter was 11.6% compared to 42.1% in the March 2005 quarter. The March 2006 quarter tax rate included tax benefits of $8 million from prior-year research and development credits and favorable adjustments to tax contingency reserves and a $4 million reclassification of certain deferred tax benefits related to previously owned businesses of Ashland. Excluding these adjustments, the effective tax rate for the quarter was 33.5%. Ashland's effective income tax rate for the six months ended March 31, 2006 was 28.8%. This six-month period included tax benefits of $6 million from prior-year research and development credits and favorable adjustments to tax contingency reserves and a $4 million reclassification of certain deferred tax benefits related to previously owned businesses of Ashland. Excluding these adjustments, the effective tax rate was 35.3% compared to the 38.5% effective tax rate for the six months ended March 31, 2005. The effective income tax rate for the second half of fiscal year 2006 is expected to be 35%.

         DISCONTINUED OPERATIONS

         Results of discontinued operations for the six months ended March 31, 2006 included minor expenses of $1 million (net of income taxes) associated with asbestos liabilities.

FINANCIAL POSITION

         LIQUIDITY

         Cash flows from operations, a major source of Ashland's liquidity, amounted to a deficit of $24 million for the six months ended March 31, 2006, compared to a deficit of $244 million for the six months ended March 31, 2005. The deficit in the current period reflects a $279 million cash outflow resulting from a net increase in operating assets and liabilities. The largest component of this change was a $226 million decrease in trade and other payables, which reflects a $75 million contribution to Ashland's U.S. pension plan and a seasonal decline in accounts payable. Otherwise, the increase in cash flows from operations reflects increased cash flows from Ashland's remaining businesses, net interest income versus expense, and reduced income tax payments.

         Ashland's financial position has enabled it to obtain capital for its financing needs. Following shareholder approval of the MAP Transaction in June 2005, Moody's lowered Ashland's senior debt rating from Baa2 to Ba1, their highest non-investment grade rating, and also lowered Ashland's commercial paper rating from P-3 to N-P (Not-Prime), citing the annual cash flow lost from the operations sold. In September 2005, Standard & Poor's lowered
         Ashland's senior debt rating from BBB to BBB-, its lowest investment grade rating, and lowered Ashland's commercial paper rating from A-2 to A-3. Ratings downgrades below investment grade can significantly increase a company's borrowing costs. Ashland has a revolving credit agreement that expires on March 21, 2010, which provides for up to $350 million in borrowings. The borrowing capacity under this facility was reduced by $103 million of letters of credit outstanding at March 31, 2006. While the revolving credit agreement contains a covenant limiting new borrowings based on Ashland's stockholders' equity, the agreement would have permitted an additional $5.5 billion of borrowings at March 31, 2006. Additional permissible borrowings are increased (decreased) by 150% of any increase (decrease) in stockholders' equity.

         At March 31, 2006, working capital (excluding debt due within one year) amounted to $2,169 million, compared to $2,224 million at September 30, 2005 and $949 million at March 31, 2005. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $140 million at March 31, 2006, compared to $126 million at September 30, 2005 and $119 million at March 31, 2005. Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 203% of current liabilities at March 31, 2006, compared to 193% at September 30, 2005 and 69% at March 31, 2005. The increases in liquidity since March 2005 reflect the cash proceeds from the MAP Transaction net of debt retirements.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

         CAPITAL RESOURCES

         On July 21, 2005, Ashland's Board of Directors authorized the purchase of $270 million of Ashland common stock in the open market. Through December 31, 2005, Ashland had repurchased 3.5 million shares at a cost of $196 million. On January 25, 2006, Ashland's Board of Directors increased the remaining authorization to $250 million, an increase of $176 million. During the six months ended March 31, 2006, Ashland repurchased 2.4 million shares for $138 million. Through March 31, 2006, Ashland had repurchased a total of 4.2 million shares at a cost of $237 million with a remaining authorization of $209 million.

         For the six months ended March 31, 2006, property additions amounted to $126 million, compared to $127 million for the same period last year. Ashland anticipates meeting its remaining 2006 capital requirements for property additions and dividends from internally generated funds.

         Ashland's debt level amounted to $89 million at March 31, 2006, compared to $94 million at September 30, 2005, and $1.81 billion at March 31, 2005. Debt as a percent of capital employed amounted to 2.4% at March 31, 2006, compared to 2.5% at September 30, 2005, and 38.5% at March 31, 2005. The decline from March 31, 2005 reflects the retirement of most of Ashland's debt with the proceeds from the MAP Transaction.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         There have been no material changes in the critical accounting policies described in Management's Discussion and Analysis (MD&A) in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005. For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note H to the Condensed Consolidated Financial Statements.

OUTLOOK

         APAC continues to implement its successful five-part improvement program as it strives to be a consistent low-cost competitor in its markets. The March 2006 quarter reflects the progress being made on an improved bidding and estimating process as well as capturing increased margins on materials, whether through third-party sales or through intra-company sales to its own construction services. In addition, as older, less profitable jobs roll off, they are being replaced by contracts with better margins. Approximately 79% of the current backlog has been awarded since October 2004. In January, APAC sold its Richmond, Virginia, and Shawnee, Oklahoma, market areas and reported a $2 million gain in the March 2006 quarter. Both of these businesses were unprofitable in 2005. APAC's so-called "fix or exit" team's analysis of 75 markets has been completed and while no additional exits of markets are planned, APAC will continue to evaluate and closely monitor each market's profitability. APAC has positioned itself for operating income growth in the second half of fiscal 2006, but remains exposed to adverse weather and commodity pricing.

         In the Chemical Sector, Ashland continues to make good progress on its GlobalOne enterprise resource planning (ERP) system. Ashland's Canadian operations are running under this system, and key learnings from the "go live" in Canada are being applied to the implementation in the United States and Mexico now planned for the December 2006 quarter. The scope of GlobalOne is being expanded to include new, additional functionalities in customer management and pricing management. Because of this additional functionality, the total cost of the project is expected to increase by approximately $25 million, bringing the total planned expenditures for GlobalOne to $115 million. Additional increases in the cost of GlobalOne are quite possible as the implementation continues. Through the March 2006 quarter, Ashland has spent approximately $75 million on this project, with $11 million of that amount being expensed, and anticipates spending the additional $40 million in planned expenditures over the next 18 to 24 months.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

OUTLOOK (CONTINUED)

         Both Ashland Distribution and Ashland Specialty Chemical's profitability is a function of economic growth and their ability to manage material cost increases. Ashland Distribution continues to perform well and a strong economy bodes well for this business. As global supplies of commodities improve, there will be downward pressure on pricing and margins. Ashland Distribution is expected to perform in the second half of the year in a manner similar to the first half of the year, even in the face of these pressures.

         Ashland Specialty Chemical continues to manage gross margin. Investment in the Water Technologies business continues, as demonstrated by two acquisitions announced in the March quarter. Nanjing Clear Environment Protection Co., Ltd. is a small acquisition that supports Ashland's increasing presence in China. Ashland has signed a definitive agreement to purchase the water treatment business of Degussa AG which will expand Ashland's global presence with plants in the U.S., Europe, Russia, Brazil and China. This $144 million definitive agreement is expected to close in May and will increase Ashland's presence in the waste water treatment market, which is growing quickly. Looking forward to the second half of fiscal 2006, Ashland Specialty Chemical is expected to perform in a manner similar to the first half of the year.

         The market environment that has led to Valvoline's poor performance during the first six months of fiscal year 2006 continues to exist. The focus for the second half of fiscal 2006 is on increasing volume through improved marketing effectiveness while strengthening VIOC operations. Valvoline continues to pass through price increases; however, in the face of increasing crude oil prices, capturing margin on a timely basis remains a challenge. Valvoline is taking the right steps to manage these market conditions, but earnings in the second half of fiscal 2006 are likely to be well below earnings in the second half of fiscal 2005.

FORWARD LOOKING STATEMENTS

         Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include those that refer to Ashland's operating performance, earnings, and benefits expected to be obtained through the GlobalOne ERP implementation. These estimates are based upon a number of assumptions, including those mentioned within MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters). Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur. Other factors and risks affecting Ashland are contained in its Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Ashland's market risk exposure at March 31, 2006 is generally consistent with the types and amounts of market risk exposures presented in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

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

     The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding
100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed. Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 50,200 active lawsuits pending as of March 31, 2006. In these active lawsuits, approximately 0.3% of the active lawsuits involve claims between $0 and $100,000; approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.2% of the active lawsuits involve claims between $5 million and $10 million; less than 2% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

     For  additional   information   regarding   liabilities  arising  from
asbestos-related litigation, see Note H of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

     U.S. Department of Justice ("USDOJ") Antitrust Division  Investigation
- In November 2003, Ashland received a subpoena from the USDOJ relating to a foundry resins grand jury investigation. In January 2006, Ashland was advised by the USDOJ that this investigation has now been closed. As is frequently the case when such investigations have been initiated, a number of civil actions have been filed in multiple jurisdictions, most of which are seeking class action status for classes of customers of foundry resins. These cases have been consolidated for pretrial purposes in the United States District Court, Southern District of Ohio. Ashland will vigorously defend these civil actions.

     Environmental Proceedings - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 2006, Ashland had been named a PRP at 100 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("USEPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

     For  additional   information  regarding   environmental  matters  and
reserves, see Note H of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

     (2) On May 13, 2002, Ashland entered into a plea agreement with the U.S. Attorney's Office for the District of Minnesota and the USDOJ regarding a May 16, 1997, sewer fire at the St. Paul Park, Minnesota refinery, which is now owned and operated by Marathon Petroleum Company LLC. As part of the plea agreement, Ashland entered guilty pleas to two misdemeanors, paid a $3.5 million fine related to violations of the Clean Air Act ("CAA"), paid $3.55 million as restitution to the employees injured in the fire, and paid $200,000 as restitution to the responding rescue units. Ashland also agreed to complete certain upgrades to the St. Paul Park refinery's process sewers, junction boxes and drains to meet standards established by Subpart QQQ of the New Source Performance Standards of the CAA (the "Refinery Upgrades"). The Refinery Upgrades, completed in 2004, have been acknowledged and accepted by the appropriate agencies. As part of the plea agreement, Ashland entered into and satisfied the terms and conditions of a deferred prosecution agreement, and as a result the deferred prosecution was dismissed by the Court on February 22, 2005.

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

     (3) In 1990, contamination of groundwater at Ashland's former Canton, Ohio refinery (now owned and operated by Marathon Petroleum Company LLC) was first identified and reported to Ohio's Environmental Protection Agency ("OEPA"). Since that time, Ashland has voluntarily conducted investigation and remediation activities and regularly communicated with OEPA regarding this matter. Ashland and the State of Ohio exchanged Consent Order drafts and met to negotiate the terms of such an order. The state filed a complaint in February 2004, but simultaneously expressed an interest in continuing Consent Order settlement discussions. Following the filing of the complaint, Ashland, OEPA and Ohio's Office of the Attorney General finalized a draft Consent Order. Upon expiration of the public notice and comment period, the Consent Order was entered by the court and became effective on April 18, 2006. The settlement requires payment of a civil penalty of $80,000 and funding for two environmentally beneficial community projects expected to total $295,000.

     (4) In March 2006, USEPA issued a proposed Consent Agreement and Final Order recommending a penalty of $117,345 and requiring the performance of an unspecified Supplemental Environmental Project in connection with alleged violations of record keeping requirements under the CAA at Ashland's Calumet City, Illinois specialty chemical facility. Ashland has requested further information from the USEPA on the penalty calculation.

     Securities and Exchange Commission ("Commission") Notification - On April 25, 2006, Ashland was notified by the staff of the Commission of the staff's intent to seek authorization from the Commission to pursue a civil action against Ashland relating to adjustments which reduced its environmental remediation reserves for certain sites for the fiscal years 1999 and 2000. These adjustments to environmental reserves totaled $12.2 million in 1999 and $12.6 million in 2000. The staff advised that it intends to seek injunctive and/or administrative relief against Ashland and that it will not recommend any fines, penalties or restatements from Ashland nor allege any intentional misconduct by Ashland. Ashland intends to file a Wells submission and will vigorously oppose the staff's request that the Commission authorize a civil action against Ashland.

     Ashland anticipates that the staff will also seek authorization from the Commission to pursue similar, perhaps more extensive, relief against a current employee who was responsible for establishing Ashland's environmental reserves during 1999 and 2000.

     Lake Belt Third-Party Litigation - APAC-Southeast, Inc. ("APAC-Southeast"), an indirect wholly-owned subsidiary of Ashland, holds one of several U. S. Army Corps of Engineers (the "Corps") permits granted in 2002 allowing mining of construction aggregates in the Lake Belt area in Miami-Dade County, Florida (the "Permit"). Mining under the Permit is actually performed by a third party, which in turn pays royalties to APAC-Southeast. The Sierra Club and others filed suit to challenge the Corps' issuance of the permits alleging that the Corps and other federal agencies acted capriciously, abused their discretion and failed to comply with statutory and administrative requirements when issuing the permits. Although not named as a defendant, APAC-Southeast and other permittees intervened in the proceedings to protect their interests.

     On March 22, 2006, the United States District Court for the Southern District of Florida ruled that permits at issue, including APAC-Southeast's, had been improperly issued. The Court remanded the matter to the Corps for further development consistent with the Court's specific findings. The Court retained jurisdiction to determine the effect, if any, upon the existing permits and ongoing mining operations. APAC-Southeast and the other intervenors are actively defending their interests in the litigation.

     If ongoing mining operations are adversely affected, APAC-Southeast could be impacted both through the negative effect upon royalties paid for mining under its Permit, and through a general reduction or cessation of supply of aggregates from the Lake Belt area, which would negatively impact construction operations in Florida that are highly dependent upon the availability of the material, including APAC-Southeast's. The proceedings are continuing and it is not possible to determine at this time the likely eventual outcome or what impact it will have on APAC-Southeast's operations.

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

ITEM 1A.  RISK FACTORS

     During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland's Form 10-K, as amended, for the year ended September 30, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table summarizes information regarding purchases of Ashland Common Stock by Ashland during the second quarter of fiscal 2006.

                                      Issuer Purchases of Equity Securities (1)
                                                                                                  Maximum number (or
                                                                                                  approximate dollar
                                                                                                   value) of shares
                                                       Average price     Total number of shares     that may yet be
                                                      paid per share,     purchased as part of      purchased under
                                   Total number of       including         publicly announced        the plans or
Period                            shares purchased       commission         plans or programs          programs
-------                           ----------------    ---------------    ----------------------    ------------------
                                         (a)                (b)                    (c)                    (d)
January 1 - January 31                   15,300           $63.25                   15,300           $   249,344,120
February 1 - February 28                367,900           $64.40                  367,900           $   225,650,548
March 1 - March 31                      254,100           $65.26                  254,100           $   209,068,589
                                       ---------         --------                --------           ----------------
Total                                   637,300           $64.72                  637,300           $   209,068,589

(1) Ashland's stock repurchase program was originally announced on July 21, 2005. The amount of repurchases authorized at that time was $270 million. After repurchasing $196 million in Ashland Common Stock under the original authorization, on January 25, 2006, Ashland announced that the authorization has been increased by an additional $176 million bringing the total authorization at that time to $250 million.

ITEM 6.  EXHIBITS

(a)      Exhibits
         --------

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


                                               Ashland Inc.
                              ----------------------------------------------
                                              (Registrant)


Date:  May 9, 2006             /s/ J. Marvin Quin
                              ----------------------------------------------
                              J. Marvin Quin
                              Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

                               EXHIBIT INDEX


Exhibit
   No.                               Description
--------      --------------------------------------------------------------
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