Form 10-Q/A
period 2005-12-31
ASHLAND INC.
filed 2006-05-23
CIK 1305014

=============================================================================



                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ---------------------


                                FORM 10-Q/A
                              Amendment No. 1




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


=============================================================================

                             EXPLANATORY NOTE

     This amendment to the Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2005, of Ashland Inc. ("Ashland") is being filed to include properly dated Exhibits 31.1, 31.2 and 32. The remaining portions of the Form 10-Q as originally filed are set forth in their entirety.

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

                                     8

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

     For  additional   information   regarding   liabilities  arising  from
asbestos-related litigation, see Note H of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q/A.

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

     For  additional   information  regarding   environmental  matters  and
reserves, see Note H of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q/A.

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


                                                  Ashland Inc.
                                     ---------------------------------------
                                                  (Registrant)


Date:  May 23, 2006                  /s/ J. Marvin Quin
                                     ---------------------------------------
                                     J. Marvin Quin
                                     Senior Vice President and Chief Financial
                                     Officer (on behalf of the Registrant and
                                     as principal financial officer)

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