Form 10-Q
period 2006-06-30
ASHLAND INC.
filed 2006-08-08
CIK 1305014

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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


     At July 31, 2006, there were 71,102,809 shares of Registrant's Common Stock outstanding.

==============================================================================

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

-----------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended          Nine months ended
                                                                           June 30                     June 30
                                                                    -----------------------    ------------------------
(In millions except per share data - unaudited)                          2006         2005          2006          2005
-------------------------------------------------------------------------------------------    ------------------------

REVENUES
      Sales and operating revenues                                  $   2,691    $   2,492     $   7,378     $   6,731
      Equity income                                                         4          315             9           530
      Other income                                                         13           14            49            49
                                                                    ----------   ----------    ----------    ----------
                                                                        2,708        2,821         7,436         7,310
COSTS AND EXPENSES
      Cost of sales and operating expenses                              2,252        2,074         6,217         5,678
      Selling, general and administrative expenses                        329          337           948           957
                                                                    ----------   ----------    ----------    ----------
                                                                        2,581        2,411         7,165         6,635
                                                                    ----------   ----------    ----------    ----------
OPERATING INCOME                                                          127          410           271           675
      Gain (loss) on the MAP Transaction (a)                                -        1,295            (2)        1,295
      Loss on early retirement of debt                                      -         (143)            -          (145)
      Net interest and other financing income (costs)                       9          (31)           29           (89)
                                                                    ----------   ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                 136        1,531           298         1,736
      Income tax (expense) benefit                                        (43)         236           (90)          157
                                                                    ----------   ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS                                          93        1,767           208         1,893
      Results from discontinued operations (net of income taxes)            -            -            (1)            -
                                                                    ----------   ----------    ----------    ----------
NET INCOME                                                          $      93    $   1,767     $     207     $   1,893
                                                                    ==========   ==========    ==========    ==========

BASIC EARNINGS PER SHARE - Note H
      Income from continuing operations                             $    1.31    $   24.13     $    2.91     $   26.11
      Results from discontinued operations                                  -            -          (.01)            -
                                                                    ----------   ----------    ----------    ----------
      Net income                                                    $    1.31    $   24.13     $    2.90     $   26.11
                                                                    ==========   ==========    ==========    ==========

DILUTED EARNINGS PER SHARE - Note H
      Income from continuing operations                             $    1.29    $   23.65     $    2.87     $   25.48
      Results from discontinued operations                                  -            -          (.01)            -
                                                                    ----------   ----------    ----------    ----------
      Net income                                                    $    1.29    $   23.65     $    2.86     $   25.48
                                                                    ==========   ==========    ==========    ==========

DIVIDENDS PAID PER COMMON SHARE                                     $    .275    $    .275     $    .825     $    .825

-----------------------------------------------------------------------------------------------------------------------

(a) "MAP Transaction" refers to the June 30, 2005 transfer of Ashland's 38% interest in Marathon Ashland Petroleum LLC (MAP), Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                June 30   September 30        June 30
(In millions - unaudited)                                                          2006           2005           2005
-----------------------------------------------------------------------------------------------------------------------

                                      ASSETS
                                      ------
CURRENT ASSETS
      Cash and cash equivalents                                                $    363       $    985       $    692
      Available-for-sale securities                                                 621            403              -
      Accounts receivable proceeds from the MAP Transaction - Note C                  -              -            913
      Accounts receivable                                                         1,805          1,642          1,564
      Allowance for doubtful accounts                                               (46)           (43)           (44)
      Inventories - Note E                                                          625            527            567
      Deferred income taxes                                                          96            122            113
      Other current assets                                                          153            121            125
                                                                               ---------      ---------      ---------
                                                                                  3,617          3,757          3,930
INVESTMENTS AND OTHER ASSETS
      Goodwill and other intangibles                                                710            650            649
      Asbestos insurance receivable (noncurrent portion)                            446            370            374
      Deferred income taxes                                                         182            175            160
      Other noncurrent assets                                                       464            441            428
                                                                               ---------      ---------      ---------
                                                                                  1,802          1,636          1,611
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                        3,463          3,274          3,219
      Accumulated depreciation, depletion and amortization                       (1,949)        (1,852)        (1,839)
                                                                               ---------      ---------      ---------
                                                                                  1,514          1,422          1,380
                                                                               ---------      ---------      ---------

                                                                               $  6,933       $  6,815       $  6,921
                                                                               =========      =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES
      Debt due within one year                                                 $     18       $     12       $     78
      Trade and other payables                                                    1,420          1,520          1,358
      Income taxes                                                                   48             13             71
                                                                               ---------      ---------      ---------
                                                                                  1,486          1,545          1,507
NONCURRENT LIABILITIES
      Long-term debt (less current portion)                                          70             82             90
      Employee benefit obligations                                                  417            358            444
      Reserves of captive insurance companies                                       182            182            190
      Asbestos litigation reserve (noncurrent portion)                              592            521            534
      Other long-term liabilities and deferred credits                              385            388            409
                                                                               ---------      ---------      ---------
                                                                                  1,646          1,531          1,667

STOCKHOLDERS' EQUITY                                                              3,801          3,739          3,747
                                                                               ---------      ---------      ---------

                                                                               $  6,933       $  6,815       $  6,921
                                                                               =========      =========      =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  other
                                                    Common        Paid-in       Retained  comprehensive
(In millions - unaudited)                            stock        capital       earnings           loss (a)      Total
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2004                   $       72     $      478     $    2,262     $     (106)    $    2,706
      Total comprehensive income (b)                                               1,893             11          1,904
      Cash dividends                                                                 (60)                          (60)
      Distribution of Marathon shares
        from the MAP Transaction - Note C                                           (936)                         (936)
      Issued 2,620,653 common shares under
        stock incentive and other plans                  2            131                                          133
                                                -----------    -----------    -----------    -----------    -----------
BALANCE AT JUNE 30, 2005                        $       74     $      609     $    3,159     $      (95)    $    3,747
                                                ===========    ===========    ===========    ===========    ===========


BALANCE AT SEPTEMBER 30, 2005                   $        1     $      605      $   3,251      $    (118)    $    3,739
      Total comprehensive income (b)                                                 207             22            229
      Cash dividends                                                                 (59)                          (59)
      Issued 629,994 common shares under
        stock incentive and other plans                                31             (1)                           30
      Repurchase of 2,402,030 common shares                          (138)                                        (138)
                                                -----------    -----------    -----------    -----------    -----------
BALANCE AT JUNE 30, 2006                        $        1     $      498     $    3,398     $      (96)    $    3,801
                                                ===========    ===========    ===========    ===========    ===========

-----------------------------------------------------------------------------------------------------------------------

(a) At June 30, 2006, the accumulated other comprehensive loss of $96 million (after tax) was comprised of net unrealized translation gains of $65 million, a minimum pension liability of $160 million and net unrealized losses on cash flow hedges of $1 million.
(b)  Reconciliations of net income to total comprehensive income follow.


                                                                   Three months ended             Nine months ended
                                                                         June 30                       June 30
                                                               --------------------------    --------------------------
(In millions)                                                        2006           2005           2006           2005
-----------------------------------------------------------------------------------------------------------------------

Net income                                                     $       93     $    1,767     $      207     $    1,893
Unrealized translation gains (losses)                                  27            (27)            21             11
    Related tax benefit                                                 -             (1)             1              1
Net unrealized gains (losses) on cash flow hedges                       -             (2)             -             (1)
                                                               -----------    -----------    -----------    -----------
Total comprehensive income                                     $      120     $    1,737     $      229     $    1,904
                                                               ===========    ===========    ===========    ===========

-----------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Nine months ended
                                                                                                                    June 30
                                                                                                           -----------------------
(In millions - unaudited)                                                                                      2006          2005
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
   Net income                                                                                              $    207      $  1,893
   Results from discontinued operations (net of income taxes)                                                     1             -
   Adjustments to reconcile income from continuing operations to cash flows from operating activities
       Depreciation, depletion and amortization                                                                 159           141
       Deferred income taxes                                                                                      7          (515)
       Equity income from affiliates                                                                             (9)         (530)
       Distributions from equity affiliates                                                                       9           277
       Loss (gain) on the MAP Transaction - Note C                                                                2        (1,295)
       Loss on early retirement of debt - Note C                                                                  -           145
       Change in operating assets and liabilities (a) (revised - see Note A)                                   (259)            5
       Other items                                                                                               (2)           (5)
                                                                                                           ---------     ---------
                                                                                                                115           116
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   Proceeds from issuance of common stock                                                                        17           100
   Excess tax benefits from share-based payment arrangements                                                      6            17
   Repayment of long-term debt                                                                                   (7)       (1,477)
   Repurchase of common stock                                                                                  (138)            -
   Decrease in short-term debt                                                                                    -           (40)
   Cash dividends paid                                                                                          (59)          (60)
                                                                                                           ---------     ---------
                                                                                                               (181)       (1,460)
CASH FLOWS FROM INVESTMENT ACTIVITIES FROM CONTINUING OPERATIONS
   Additions to property, plant and equipment                                                                  (189)         (285)
   Purchase of operations - net of cash acquired                                                               (177)         (152)
   Proceeds from sale of operations                                                                              12         2,397
   Purchases of available-for-sale securities                                                                  (645)            -
   Proceeds from sales and maturities of available-for-sale securities                                          437             -
   Purchase of accounts receivable (revised - see Note A)                                                         -          (150)
   Other - net                                                                                                   11             9
                                                                                                           ---------     ---------
                                                                                                               (551)        1,819
                                                                                                           ---------     ---------
CASH (USED) PROVIDED BY CONTINUING OPERATIONS                                                                  (617)          475
   Cash used by discontinued operations (revised - see Note A)
      Operating cash flows                                                                                       (5)          (26)
                                                                                                           ---------     ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                               (622)          449

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                                 985           243
                                                                                                           ---------     ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                  $    363      $    692
                                                                                                           =========     =========

----------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Although such statements are subject to any year-end audit adjustments which may be necessary, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005. Results of operations for the periods ended June 30, 2006, are not necessarily indicative of results to be expected for the year ending September 30, 2006. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation.

   Ashland has separately disclosed in the Statements of Consolidated Cash Flows the operating portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. There were no financing or investing cash flows related to discontinued operations for the reported periods. In addition, for the nine month period ended June 30, 2005, the presentation of Ashland's repurchase of accounts receivable previously sold under its sale of receivables facility has been revised. The Investment section contains a new caption entitled "Purchase of accounts receivable" for the $150 million cash outflow in the period. The "Change in operating assets and liabilities" caption in the Operating section has been increased by $150 million. As a result, the repurchase is reflected as an investing cash outflow in the June 2005 period. Collections of these receivables will be reflected as an investing cash inflow in the September 2005 cash flow statement.

   In the June 2006 quarter, Ashland redefined its reporting segments as it continues to evolve into a diversified chemical company. Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical have now been separately disclosed since these businesses serve different markets and recent acquisitions have made Water Technologies a much larger and more distinct part of Ashland. Performance Materials includes three related business groups: Composite Polymers, Casting Solutions, and Specialty Polymers and Adhesives. Water Technologies also includes three related business groups: Drew Industrial, Drew Marine, and Environmental and Process Solutions (which is the business acquired from Degussa AG in May 2006). Disclosing Performance Materials and Water Technologies separately provides greater visibility to Ashland's strategy of expanding its products, services and geographical reach in key market segments where it competes. For further information on this revised disclosure see "Information by Industry Segment" immediately following the Notes to Condensed Consolidated Financial Statements on pages 17 and 18 of this document. Prior periods have been conformed to the current period presentation.

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

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE B - NEW ACCOUNTING STANDARDS

   In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R (FAS 123R), which revised FAS 123, "Accounting for Stock-Based Compensation," by requiring the expensing of share-based compensation based on the grant-date fair value of the award. FAS 123 had provided companies the option of expensing such awards or merely disclosing the pro forma effects of such expensing in the notes to financial statements. As of October 1, 2002, Ashland began expensing employee stock options in accordance with FAS 123 and its related amendments. Ashland elected the modified prospective method of adoption, under which compensation costs recorded in the year ended September 30, 2003 were the same as that which would have been recorded had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior periods were not restated. FAS 123R also required an additional caption in the financing section of the Statements of Consolidated Cash Flows to present separately the excess tax benefits from share based-payment arrangements. The adoption of FAS 123R during the December 2005 quarter did not have a material effect on Ashland's financial position, results of operations or cash flows.

   In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 becomes effective for Ashland on October 1, 2007 and is currently being evaluated by Ashland to determine the effect on the condensed consolidated financial statements.

NOTE C - ACQUISITIONS AND DIVESTITURES

   ACQUISITIONS

   In May 2006, Ashland acquired the water treatment business of Degussa AG, branded under the Stockhausen name, with five manufacturing facilities operating in Germany, China, Brazil, Russia and the United States. The acquisition allows Ashland's Water Technologies division to expand its technology base, product line and service levels while continuing to develop its presence in key emerging international markets. The transaction, denominated in Euros, was valued at $162 million at the exchange rate on the acquisition date. A summary of the preliminary purchase price allocation follows.

      -----------------------------------------------------------------
                                                              Assets
      (In millions)                                     (liabilities)
      -----------------------------------------------------------------
      Accounts receivable                                    $    65
      Inventories                                                 31
      Property, plant and equipment                               61
      Goodwill and other intangibles                              55
      Trade and other payables                                   (20)
      Other noncurrent assets (liabilities) - net                (30)
                                                             --------
                                                             $   162
                                                             ========

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE C - ACQUISITIONS AND DIVESTITURES (CONTINUED)

   Also during 2006, three small acquisitions were made by Water Technologies and Valvoline. All acquisitions are accounted for under the purchase method of accounting. Ashland is currently in the process of finalizing its valuation of the assets acquired and liabilities assumed for several acquisitions to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of purchase price included in the current period balance sheet is based on Ashland's current best estimate and is subject to revision based on final determination of fair value. Ashland anticipates that the valuations will be completed prior to the first anniversary of the acquisitions.

   DIVESTITURES - MAP TRANSACTION

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

   Proceeds net of expenses of $26 million exceeded the book investment and resulted in a pretax gain of $1,295 million recorded in the periods ended June 30, 2005. Even though the Marathon common stock distribution went directly to Ashland shareholders, for financial reporting purposes the Marathon stock is reflected as non-cash proceeds from the transaction, included in the gain computation, and then shown as a distribution to shareholders out of retained earnings in Ashland's stockholders' equity progression. The pretax gain is shown on a separate line caption on the Statements of Consolidated Income below operating income and labeled "Gain on the MAP Transaction." Because none of the businesses qualify as discontinued operations under FASB Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," the gain is reported in income from continuing operations, with no restatement of prior results.

   The MAP Transaction was structured to be generally tax-free to Ashland shareholders and tax-efficient to Ashland. Ashland and Marathon entered into a closing agreement with the Internal Revenue Service (IRS) with respect to various tax consequences of the transaction. Pursuant to a Tax Matters Agreement (TMA) with Marathon, any tax payable under Section 355(e) of the Internal Revenue Code on the transaction up to $200 million will be borne by Marathon, with the next $175 million being borne by Ashland, and any tax over $375 million being split equally between the two companies. Ashland has incurred approximately $14 million of Section 355(e) tax which has been borne by Marathon.

   Due to the structure of the transaction, Marathon is entitled to the tax deductions for Ashland's future payments of certain contingent liabilities related to previously owned businesses of Ashland. However, pursuant to the terms of the TMA, Marathon has agreed to compensate Ashland for these tax deductions. At June 30, 2005, Ashland recorded a discounted receivable of $65 million for the estimated present value of

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE C - ACQUISITIONS AND DIVESTITURES (CONTINUED)

   probable recoveries from Marathon for the portion of these future tax deductions which is not dependent upon Marathon's ability to utilize these deductions. This receivable is included in the total pretax gain on the transaction and is included in other noncurrent assets on Ashland's balance sheet. Deferred tax assets previously recorded on these contingent liabilities were reversed through the income tax provision for the transaction. Adjustments to the receivable resulting from changes in the liability estimates have been and will continue to be recorded in the "Gain on the MAP Transaction" line caption on the income statement, while the accretion of the discount will be reflected in interest income. As of June 30, 2006, this receivable had been reduced to $56 million.

   Net deferred tax liabilities totaling $328 million were reversed through the income tax provision for the transaction as of June 30, 2005. The reversal of deferred taxes, including those deferred tax assets related to the contingent liabilities discussed above, reflects the fact that Marathon assumes Ashland's tax basis in these net assets as a result of the MAP Transaction.

   Ashland used a substantial portion of the proceeds of the MAP Transaction to retire most of its debt and certain other financial obligations. In addition to the repurchase of accounts receivable previously sold under its sale of receivables facility and the purchase of $101 million of assets that were formerly leased under operating leases, Ashland retired approximately $1.54 billion of balance sheet debt as of June 30, 2005 and incurred a loss on the early retirement of debt of $143 million during the quarter and $145 million during the nine months ended June 30, 2005. The loss consisted of debt repayment premiums of $139 million, a tender fee of $3 million and the write-off of deferred debt issuance costs of $3 million. A tax benefit of $56 million during the quarter and $57 million during the nine months ended June 30, 2005 was recorded for the loss on early retirement of debt. Ashland has and will continue to retire additional debt and other financial obligations in subsequent quarters.

   The gain on the MAP Transaction and the loss on early retirement of debt, net of their respective tax effects, increased net income by $1,536 million, or $20.56 per share, for the third quarter ended
   June 30, 2005. In addition, the operating income earned from the businesses sold during this quarter added $173 million of net income or $2.31 per share. Due to the continuing nature of certain tax issues, the gain has been adjusted in subsequent quarters, and may continue to be adjusted in future periods, primarily in the tax area due to the unique and complicated tax aspects of the transaction. Adjustments to the gain in subsequent periods will be reflected in the quarter they are determined.

   DIVESTITURES - OTHER

   In January 2006, APAC sold its operations in the Richmond, Virginia and Shawnee, Oklahoma market areas. Both of these businesses were unprofitable in 2005 and were part of APAC's "fix or exit" team analysis that was completed in the second quarter of the current fiscal year. These two transactions did not have a significant effect on Ashland's condensed consolidated financial statements.

NOTE D - DEBT DEFEASANCE

   During the December 2005 quarter Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet as of December 31, 2005. Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments. The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule. At June 30, 2006, the carrying value of the investments to defease debt, including other defeasements accomplished in fiscal 2005, was $56 million and the carrying value of the debt was $49 million.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE E - INVENTORIES

   Inventories are carried at the lower of cost or market. Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method. The remaining inventories are stated at cost using the first-in, first-out (FIFO) method or average cost method (which approximates FIFO). The following table summarizes Ashland's inventories as of the reported balance sheet dates.

----------------------------------------------------------------------------------------------------------------
                                                                       June 30     September 30         June 30
(In millions)                                                             2006             2005            2005
----------------------------------------------------------------------------------------------------------------

Chemicals and plastics                                              $      518      $       429     $       449
Construction materials                                                      97               80              85
Lubricants                                                                  83               68              76
Other products                                                              59               67              70
Supplies                                                                    12                9               8
Excess of replacement costs over LIFO carrying values                     (144)            (126)           (121)
                                                                    -----------     ------------    ------------
                                                                    $      625      $       527     $       567
                                                                    ===========     ============    ============

NOTE F - UNCONSOLIDATED AFFILIATES

   On June 30, 2005, Ashland completed the MAP Transaction. For further detailed information on this transaction see Note C within this document or Note D of Notes to Consolidated Financial Statements in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005. Separate audited financial statements for MAP required by Rule 3-09 of Regulation S-X were filed on a Form 10-K/A on March 30, 2006. Income statement information for MAP during the period of ownership is shown below.

   MAP was organized as a limited liability company that had elected to be taxed as a partnership. Therefore, the parents were responsible for income taxes applicable to their share of MAP's taxable income. The net income reflected below for MAP did not include any provision for income taxes that would have been incurred by its parents.

---------------------------------------------------------------------------
                                 Three months ended      Nine months ended
                                      June 30                 June 30
                                 -------------------    -------------------
(In millions)                       2006        2005       2006        2005
---------------------------------------------------------------------------

Sales and operating revenues     $     -    $ 14,282    $     -    $ 38,195
Income from operations                 -         823          -       1,408
Net income                             -         823          -       1,396
Ashland's equity income                -         309          -         518

NOTE G - GOODWILL AND OTHER INTANGIBLES

   In accordance with FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets," Ashland has discontinued the practice of amortizing goodwill and other intangible assets with indefinite lives and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. Ashland has completed its most recent annual goodwill impairment test required by FAS 142 as of July 1, 2005 and has determined that no impairment exists.

   The following is a progression of goodwill by segment for the nine months ended June 30, 2006 and 2005.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE G - GOODWILL AND OTHER INTANGIBLES (CONTINUED)

-----------------------------------------------------------------------------------------------------------------------
                                                 Performance                                       Water
(In millions)                             APAC     Materials  Distribution      Valvoline   Technologies         Total
-----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2004       $      411    $       57    $        -    $         6    $        39    $      513
Acquisitions                                 2            43             1             17              -            63
                                    -----------   -----------   -----------   ------------   ------------   -----------
Balance at June 30, 2005            $      413    $      100    $        1    $        23    $        39    $      576
                                    ===========   ===========   ===========   ============   ============   ===========

Balance at September 30, 2005       $      413    $      100    $        1    $        24    $        39    $      577
Divestitures                                (4)            -             -              -              -            (4)
Acquisitions                                 -             2             -              5             32            39
Currency translation adjustment              -             2             -              -              1             3
                                    -----------   -----------   -----------   ------------   ------------   -----------
Balance at June 30, 2006            $      409    $      104    $        1    $        29    $        72    $      615
                                    ===========   ===========   ===========   ============   ============   ===========

   Other intangible assets consist of trademarks, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property. Intangibles are amortized on a straight-line basis over their estimated useful lives. The cost of trademarks is amortized principally over 10 to 25 years and patents and other intangibles over 3 to 17 years. Ashland reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

   Other intangible assets were comprised of the following as of June 30, 2006 and 2005.

-----------------------------------------------------------------------------------------------------------
                                                 2006                                   2005
                                   ---------------------------------     ----------------------------------
                                      Gross                      Net         Gross                      Net
                                   carrying   Accumulated   carrying      carrying   Accumulated   carrying
(In millions)                        amount  amortization     amount        amount  amortization     amount
--------------------------------------------------------------------      ---------------------------------

Trademarks                         $     66      $    (19)  $     47      $     56      $    (18)  $     38
Patents and other intangibles            66           (18)        48            49           (14)        35
                                   --------      ---------  --------      --------      ---------  --------
Total intangible assets            $    132      $    (37)  $     95      $    105      $    (32)  $     73
                                   ========      =========  ========      ========      =========  ========

   As of June 30, 2006, all of Ashland's other intangible assets that had a carrying value were being amortized. Amortization expense recognized on intangible assets for the three months ended June 30 was $1 million for 2006 and $2 million for 2005. Amortization expense recognized on intangible assets for the nine months ended June 30 was $4 million for 2006 and $5 million for 2005. Estimated amortization expense for future periods is $7 million in 2006 (includes nine months actual and three months estimated), $9 million in 2007, $8 million in 2008, $7 million in 2009 and $5 million in 2010.

NOTE H - EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE H - EARNINGS PER SHARE (CONTINUED)


-----------------------------------------------------------------------------------------------------------------------
                                                                       Three months ended         Nine months ended
                                                                             June 30                   June 30
                                                                     ------------------------   -----------------------
(In millions except per share data)                                       2006          2005         2006         2005
-----------------------------------------------------------------------------------------------------------------------

NUMERATOR
Numerator for basic and diluted EPS - Income
      from continuing operations                                     $      93    $    1,767    $     208    $   1,893
                                                                     ==========   ===========   ==========   ==========
DENOMINATOR
Denominator for basic EPS - Weighted average
      common shares outstanding                                             71            73           71           72
Common shares issuable upon exercise of stock options                        1             2            1            2
                                                                     ----------   -----------   ----------   ----------
Denominator for diluted EPS - Adjusted weighted
      average shares and assumed conversions                                72            75           72           74
                                                                     ==========   ===========   ==========   ==========

EPS FROM CONTINUING OPERATIONS
Basic                                                                $    1.31    $    24.13    $    2.91    $   26.11
Diluted                                                              $    1.29    $    23.65    $    2.87    $   25.48

NOTE I - EMPLOYEE BENEFIT PLANS

   As of June 30, 2006, Ashland has made contributions of $75 million to its U.S. pension plans and $8 million to its non-U.S. pension plans. Ashland does not anticipate contributing additional funds to its U.S. and non-U.S. pension plans during the last quarter of fiscal year 2006. The following table details the components of pension and other postretirement benefit costs.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                Other postretirement
                                                                       Pension benefits               benefits
                                                                   -------------------------  -------------------------
(In millions)                                                            2006          2005         2006          2005
-----------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30
Service cost                                                       $       15    $       13   $        2    $        2
Interest cost                                                              23            20            5             4
Expected return on plan assets                                            (27)          (21)           -             -
Amortization of prior service credit                                        -             -           (3)           (2)
Amortization of net actuarial loss                                         12             8            -             -
                                                                   -----------   -----------  -----------   -----------
                                                                   $       23    $       20   $        4    $        4
                                                                   ===========   ===========  ===========   ===========


NINE MONTHS ENDED JUNE 30
Service cost                                                       $       44    $       40   $        6    $        7
Interest cost                                                              65            59           11            12
Expected return on plan assets                                            (76)          (59)           -             -
Amortization of prior service credit                                        -             -           (7)           (7)
Amortization of net actuarial loss                                         32            24            1             3
                                                                   -----------   -----------  -----------   -----------
                                                                   $       65    $       64   $       11    $       15
                                                                   ===========   ===========  ===========   ===========

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE J - LITIGATION, CLAIMS AND CONTINGENCIES

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

----------------------------------------------------------------------------------------------------------------------
                                                 Nine months ended
                                                      June 30                        Years ended September 30
                                             ---------------------------    ------------------------------------------
(In thousands)                                     2006            2005           2005            2004           2003
----------------------------------------------------------------------------------------------------------------------

Open claims - beginning of period                   184             196            196             198            160
New claims filed                                      4              10             12              29             66
Claims settled                                       (3)             (5)            (6)             (7)            (7)
Claims dismissed                                    (16)            (16)           (18)            (24)           (21)
                                             -----------     -----------    -----------     -----------    -----------
Open claims - end of period                         169             185            184             196            198
                                             ===========     ===========    ===========     ===========    ===========

   Since October 1, 2002, Riley has been dismissed as a defendant in 77% of the resolved claims. Amounts spent on litigation defense and claim settlements averaged $1,655 per claim resolved in the nine months ended June 30, 2006, compared to $1,675 in the nine months ended June 30, 2005, and annual averages of $1,985 in 2005, $1,655 in 2004 and $1,610 in 2003. A progression of activity in the asbestos reserve is presented in the following table.

-----------------------------------------------------------------------------------------------------------------------
                                                 Nine months ended
                                                      June 30                        Years ended September 30
                                             ---------------------------    -------------------------------------------
(In millions)                                      2006            2005           2005            2004            2003
-----------------------------------------------------------------------------------------------------------------------

Asbestos reserve - beginning of period       $      571      $      618     $      618      $      610     $       202
Expense incurred                                    104               -              -              59             453
Amounts paid                                        (32)            (34)           (47)            (51)            (45)
                                             -----------     -----------    -----------     -----------    ------------
Asbestos reserve - end of period             $      643      $      584     $      571      $      618     $       610
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

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE J - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

   From the range of estimates, Ashland recorded the amount it believed to be the best estimate, which represented the expected payments for litigation defense and claim settlement costs during the next ten years. Subsequent updates to this estimate have been made, with the assistance of HR&A, based on a combination of a number of factors including the actual volume of new claims, recent settlement costs, changes in the mix of alleged disease, enacted legislative changes, the number of years over which the costs extend, and other developments impacting Ashland's estimate of future payments. The number of years of future costs represented by Ashland's reserves has varied since 2002 from ten to 29 years, depending on the model selected. During the most recent update of this estimate completed during the June 2006 quarter it was determined that the reserves for asbestos claims should be increased by $104 million. This increase in the reserves is based on the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A, based on recent claims experience, which represents Ashland's current best estimate of future costs. This increase resulted in total reserves for asbestos claims of $643 million at June 30, 2006, compared to $571 million at September 30, 2005 and $584 million at June 30, 2005.

   Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes. As a part of the process to develop Ashland's estimates of future asbestos costs, a range of long-term cost models is developed that assumes a run-out of claims through 2057. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has estimated that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $1.9 billion, depending on the combination of assumptions selected in the various models. If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

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

   Ashland's management has estimated the value of probable insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there was a disagreement with

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE J - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

   these companies over the timing of recoveries. In estimating the value of future recoveries, Ashland has historically used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. On June 16, 2006 an arbitrator reached a decision essentially confirming that interpretation. Ashland will continue to apply this methodology based on this arbitration decision.

   At June 30, 2006, Ashland's receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $476 million, of which $60 million relates to costs previously paid. Receivables from insurance companies amounted to $400 million at September 30, 2005 and $404 million at June 30, 2005. The receivable was increased by $104 million during the June 2006 quarter, reflecting the updated model used for purposes of valuing the reserve described above, and its impact on the valuation of future recoveries from insurers. About 40% of the estimated receivables from insurance companies at June 30, 2006 are expected to be due from Equitas and other London companies. Of the remainder, approximately 90% is expected to come from companies or groups that are rated A or higher by A. M. Best.

   ENVIRONMENTAL REMEDIATION

   Ashland is subject to  various  federal,  state and local  environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At June 30, 2006, such locations included 99 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 101 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 214 are being actively remediated. Ashland's reserves for environmental remediation amounted to $176 million at June 30, 2006, compared to $178 million at September 30, 2005 and $177 million at June 30, 2005, of which $144 million at June 30, 2006, $145 million at September 30, 2005 and $145 million at June 30, 2005 were classified in noncurrent liabilities on the Condensed Consolidated Balance Sheets. The total reserves for environmental remediation reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $20 million for the nine months ended June 30, 2006, compared to $39 million for the nine months ended June 30, 2005, and annual expense of $47 million in 2005, $2 million in 2004 and $22 million in 2003.

   Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $300 million. No individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of the remediation reserve.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------

NOTE J - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

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

------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

------------------------------------------------------------------------------------------
                                         Three months ended          Nine months ended
                                               June 30                    June 30
                                       -----------------------     -----------------------
(In millions - unaudited)                    2006         2005          2006         2005
------------------------------------------------------------------------------------------

REVENUES
   Sales and operating revenues
      APAC                             $      838    $     713     $   2,053    $   1,713
      Performance Materials (a)               370          383         1,068        1,028
      Distribution                          1,050          987         3,046        2,837
      Valvoline                               366          354         1,030          987
      Water Technologies (a)                  113          101           310          290
      Intersegment sales
       Performance Materials (a)              (38)         (40)         (108)        (105)
       Distribution                            (6)          (5)          (17)         (17)
       Valvoline                               (1)          (1)           (3)          (1)
       Water Technologies (a)                  (1)           -            (1)          (1)
                                       -----------   ----------    ----------   ----------
                                            2,691        2,492         7,378        6,731
   Equity income
      APAC                                      1            3             1            6
      Performance Materials (a)                 2            2             7            6
      Valvoline                                 1            1             -            -
      Water Technologies (a)                    -            -             1            -
      Refining and Marketing                    -          309             -          518
                                       -----------   ----------    ----------   ----------
                                                4          315             9          530
   Other income
      APAC                                      7            7            30           11
      Performance Materials (a)                 1            1             2           17
      Distribution                              1            2             3            7
      Valvoline                                 -            2             5            5
      Water Technologies (a)                    1            1             3            3
      Refining and Marketing                    -            -             -            2
      Unallocated and other                     3            1             6            4
                                       -----------   ----------    ----------   ----------
                                               13           14            49           49
                                       -----------   ----------    ----------   ----------
                                       $    2,708    $   2,821     $   7,436    $   7,310
                                       ===========   ==========    ==========   ==========
OPERATING INCOME (b)
   APAC                                $       68    $      41     $      95    $      (6)
   Performance Materials (a)                   41           33            94           73
   Distribution                                30           31            95           80
   Valvoline                                  (10)          19            (6)          49
   Water Technologies (a)                       9            2             9            9
   Refining and Marketing (c)                   -          290             -          486
   Unallocated and other                      (11)          (6)          (16)         (16)
                                       -----------   ----------    ----------   ----------
                                       $      127    $     410     $     271    $     675
                                       ===========   ==========    ==========   ==========

---------------------------------------------------------------------------

(a) In the June 2006 quarter, Ashland redefined its reporting segments as it continues to evolve into a diversified chemical company. Performance Materials and Water Technologies were formerly combined under Ashland Specialty Chemical. Prior periods have been conformed to the current period presentation.
(b) In October 2005, Ashland refined its segment reporting to allocate substantially all corporate expenses to Ashland's five operating divisions, with the exception of certain legacy costs or items clearly not associated with the operating divisions. Prior periods have been conformed to the current period presentation.
(c) Includes Ashland's equity income from MAP, amortization related to Ashland's excess investment in MAP and other activities associated with refining and marketing through June 30, 2005.

--------------------------------------------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

--------------------------------------------------------------------------------------------------------------
                                                              Three months ended          Nine months ended
                                                                    June 30                    June 30
                                                            ----------------------     -----------------------
(In millions)                                                  2006         2005           2006          2005
--------------------------------------------------------------------------------------------------------------
OPERATING INFORMATION
APAC
   Construction backlog at June 30 (a)                                                 $  1,951      $  2,100
   Net construction job revenues (b)                        $   509      $   424       $  1,189      $    966
   Hot-mix asphalt production (tons)                            8.7          9.5           20.7          21.0
   Aggregate production (tons)                                  8.7          8.3           23.7          22.6
Performance Materials (c) (d)
   Sales per shipping day                                   $   5.9      $   6.0       $    5.7      $    5.5
   Pounds sold per shipping day                                 5.1          5.9            5.0           5.6
   Gross profit as a percent of sales                          25.0%        22.6%          23.2%         20.2%
Distribution (c)
   Sales per shipping day                                   $  16.7      $  15.4       $   16.2      $   15.1
   Pounds sold per shipping day                                19.6         19.1           19.0          19.2
   Gross profit as a percent of sales                           9.3%        10.0%           9.7%          9.8%
Valvoline (c)
   Lubricant sales (gallons)                                   45.1         48.1          127.8         131.4
   Premium lubricants (percent of U.S. branded volumes)        22.4%        24.3%          23.2%         23.5%
   Gross profit as a percent of sales                          20.2%        25.9%          21.4%         27.0%
Water Technologies (c) (d)
   Sales per shipping day                                   $   1.8      $   1.6       $    1.6      $    1.5
   Gross profit as a percent of sales                          45.5%        46.9%          47.0%         48.1%

--------------------------------------------------------------------------------------------------------------

(a) Includes APAC's proportionate share of the backlog of unconsolidated joint ventures.
(b)  Total construction job revenues, less subcontract costs.
(c) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.
(d) In the June 2006 quarter, Ashland redefined its reporting segments as it continues to evolve into a diversified chemical company. Performance Materials and Water Technologies were formerly combined under Ashland Specialty Chemical. Prior periods have been conformed to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

RESULTS OF OPERATIONS

   Current Quarter - Ashland reported net income of $93 million, or $1.29 per share, for the quarter ended June 30, 2006, compared to $1,767 million, or $23.65 per share, for the quarter ended June 30, 2005. The net income comparison is affected by the $1,536 million, or $20.56 per share, gain from the June 2005 transfer of Ashland's former 38-percent interest in Marathon Ashland Petroleum LLC (MAP) to Marathon Oil Corporation (Marathon), as described in Note C to the Condensed Consolidated Financial Statements, and subsequent retirement of most of Ashland's debt. The 2005 quarter also included $173 million of net income, or $2.31 per share, from the businesses sold (which consisted primarily of Ashland's equity income from MAP) and interest expense eliminated from the debt retirement. Total impact in the 2005 June quarter of the gain on the sale, operating income from businesses sold and interest eliminated equaled $1,709 million, or $22.87 per share. The 2006 quarter included $6 million, or $.08 per share of net, after-tax interest income.

   In the June 2006 quarter, Ashland redefined its reporting segments as it continues to evolve into a diversified chemical company. Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical have now been separately disclosed since these businesses serve different markets and recent acquisitions have made Water Technologies a much larger and more distinct part of Ashland.

   Performance Materials and APAC performed exceptionally well during the quarter both benefiting from improved margins as well as favorable weather for APAC. Distribution delivered another solid quarter earning just slightly less than the prior year's record third quarter results. Valvoline and Water Technologies continued to struggle with rising raw material costs and the lag in passing through price increases, causing gross profit margin erosion.

   Year-to-Date - Ashland reported net income of $207 million, or $2.90 per share, for the nine months ended June 30, 2006, compared to $1,893 million, or $25.48 per share, for the nine months ended June 30, 2005. The comparison is affected by the $1,535 million, or $20.66 per share, gain from the June 2005 transfer of Ashland's former 38-percent interest in MAP to Marathon and subsequent retirement of most of
   Ashland's debt. The nine months ended June 30, 2005 included $269 million of net income, or $3.62 per share, from the businesses sold and interest expense eliminated. The nine months ended June 30, 2006 included $17 million, or $.24 per share of net, after-tax interest income.

   The increase in Ashland's net income in its remaining operating businesses for the nine months ended June 30, 2006 compared to the 2005 period, excluding the MAP Transaction impact, was due to improved operating income from three of Ashland's five segments. APAC showed the greatest improvement as operating income increased to $95 million compared to a loss of $6 million in the 2005 period. Performance Materials reported a 29% increase in operating income and Distribution increased 19%, while Water Technologies was flat and Valvoline declined $55 million. An analysis of operating income by industry segment follows.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

   Segment operating results reflect new methodology adopted in October 2005 for allocating substantially all corporate expenses to Ashland's five operating businesses, with the exception of certain legacy costs or items clearly not associated with the operating divisions. Accordingly, $20 million in additional corporate expenses for the June 2006 quarter and $69 million year-to-date were allocated to the divisions. The remaining $11 million expense for the June 2006 quarter and $16 million expense for the nine months ended June 30, 2006 is classified as "Unallocated and other" in Ashland's segment reporting. Results for previously reported periods have been reclassified to conform with the new allocation methodology.

   APAC

   Current Quarter - APAC reported operating income of $68 million for the June 2006 quarter, a 66% increase compared to the record $41 million earned in the June 2005 quarter. APAC's performance reflects strong pricing and favorable weather. Gross profit margin improvement reflected successful efforts in incorporating higher construction material values and energy costs into APAC's initial bids. Precipitation was near normal or below in 11 of the 14 states in which APAC operates and warmer temperatures allowed construction sites to dry quicker. Sales and operating revenues were $838 million in the June 2006 quarter, an 18% increase over the $713 million recorded in the June 2005 quarter. Net construction job revenues (total construction job revenues less subcontract costs) increased 20% from $424 million for the June 2005 quarter to $509 million for the June 2006 quarter. Hot-mix asphalt production decreased 8% to 8.7 million tons versus 9.5 million tons in the June 2005 quarter, while aggregate production increased 5% to
   8.7 million tons from 8.3 million tons in the June 2005 quarter. APAC continued to roll off older, fixed-price contracts which contained substantially lower energy and raw material cost estimates. At June 30, 2006, APAC's construction backlog, which consists of work awarded and funded but not yet performed, was $1,951 million, a 7% decrease compared to the $2,100 million in the June 2005 quarter. Approximately 60% of the decline is a result of lower backlog in the Major Projects Group. Governments, whose road building, repair and maintenance budgets are generally dollar-denominated, represent the primary customers of APAC. As asphalt and aggregate prices rise, governments appear to be reducing their tonnage demand, resulting in a 21% decline in asphalt tonnage in the backlog.

   Year-to-Date - APAC earned operating income of $95 million for the nine months ended June 30, 2006, compared to a loss of $6 million for the nine months ended June 30, 2005. The $101 million increase was primarily the result of the same factors discussed in the current quarter comparison. Results for the 2006 period included an $18 million gain from the transfer of property subject to eminent domain and a $2 million gain from the sale of assets in construction markets exited by APAC. Net construction job revenues increased 23% to $1,189 million for the nine months ended June 30, 2006 versus $966 million for the nine months ended June 30, 2005. Hot-mix asphalt production decreased 1% to 20.7 million tons versus 21.0 million tons in the 2005 period, while aggregate production increased 5% to 23.7 million tons versus 22.6 million tons in the 2005 period. The volume increase for aggregate primarily reflects a greater use of internally generated materials.

   PERFORMANCE MATERIALS

   Current Quarter - Performance Materials reported operating income of $41 million for the June 2006 quarter, an increase of 24% compared to $33 million for the June 2005 quarter. The gross profit margin improved from 22.6% in the June 2005 quarter to 25.0% in the June 2006 quarter, resulting in a $15 million increase in operating income. Pounds per shipping day decreased 14% to 5.1 million pounds from 5.9 million pounds in the June 2005 quarter, resulting in a $10 million decrease in operating income.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

   PERFORMANCE MATERIALS (CONTINUED)

   When these volumes are adjusted for the maleic anhydride business transferred to Marathon as part of the MAP Transaction in 2005, the volumes decreased 6%. Both the improved margins and reduced volumes reflect optimization of the product mix combined with aggressive price increases as raw material costs continued to rise.

   Year-to-Date - Performance Materials earned operating income of $94 million for the nine months ended June 30, 2006, a 29% increase over the $73 million earned for the nine months ended June 30, 2005. The gross profit margin increased to 23.2% from 20.2% in the June 2005 period, resulting in a $55 million increase in operating income. Pounds per shipping day decreased 11% from 5.6 million pounds for the nine months ended June 30, 2005 to 5.0 million pounds for the 2006 period resulting in a $15 million decline in operating income in the current year. When these volumes are adjusted for the maleic anhydride business transferred to Marathon as part of the MAP Transaction in 2005 the volumes decreased 3%. Selling, general and administrative expenses increased $6 million in the 2006 period, while the 2005 period included $11 million in gains from the sale of an idle plant and the termination of a product supply contract.

   DISTRIBUTION

   Current Quarter - Distribution continued its solid performance reporting operating income of $30 million in the June 2006 quarter, compared with the record $31 million earned for the June 2005 quarter. Sales and operating revenues increased to a record $1,050 million, a 6% increase over the prior year's quarter. Volume increased 3% as pounds per shipping day increased to 19.6 million pounds from 19.1 million pounds during the prior year quarter. The increase in volume added $1 million to operating income and selling, general and administrative expenses declined $1 million. However, a decrease in gross profit margins to 9.3% from 10.0% resulted in a $3 million decline in operating income, as higher costs, primarily in chemicals, outpaced pricing to customers, causing a short-term margin compression.

   Year-to-Date - Distribution earned operating income of $95 million for the nine months ended June 30, 2006, a 19% increase over the $80 million recorded for the nine months ended June 30, 2005. Sales and operating revenues increased 7% from $2,837 million for the nine months ended June 30, 2005 to $3,046 million for the nine months ended June 30, 2006. Gross profit as a percent of sales decreased from 9.8% to 9.7% compared to the 2005 period, but increased on a cents per pound basis, resulting in a $19 million increase in operating income. A 1% decline in volume reduced operating income by $3 million, while selling, general and administrative expenses declined $2 million.

   VALVOLINE

   Current Quarter - Valvoline reported an operating loss of $10 million in the June 2006 quarter, compared to $19 million of operating income in the June 2005 quarter. Sales and operating revenues were $366 million for the current quarter, a 3% increase over the $354 million for the June 2005 quarter. While revenues increased, continued escalating costs in base lube stock, additives and packaging further eroded the gross profit margin as it decreased from 25.9% in the 2005 quarter to 20.2% in the 2006 quarter, causing a $16 million loss in operating income from the June 2005 quarter. This lower margin reflects ongoing rapid increases in lube stock costs, which have not been fully offset by price increases in the marketplace. In addition, volume levels decreased 6%, from 48.1 million gallons of lubricant sales in the June 2005 quarter to
   45.1 million gallons in the current quarter, resulting in an additional $3 million of lost operating income compared to the prior year quarter. Ashland believes this decline in volume is consistent with the weak demand in its primary markets. Selling, general and administrative expenses reflected increases of $5 million in advertising and promotion and $3 million in litigation reserves compared to the prior year quarter.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

   VALVOLINE (CONTINUED)

   Year-to-Date - Valvoline reported an operating loss of $6 million for the nine months ended June 30, 2006, compared to operating income of $49 million for the nine months ended June 30, 2005. The decline primarily reflects the gross profit margin compression described in the current quarter comparison which resulted in a $38 million decrease in operating income. Sales and operating revenues have increased $43 million or 4% from $987 million in the 2005 period to $1,030 million in the 2006 period. Despite increased revenues driven by higher prices, lubricant volumes declined 3%, reflecting a soft market for passenger-car lubricants. The net impact of volume fluctuations in all product lines resulted in a $3 million decrease in operating income. Earnings from Valvoline Instant Oil Change decreased 50% reflecting increased raw material costs and a decrease in the number of oil changes. International operating income declined 35% primarily due to higher raw material costs. Selling, general and administrative costs, including GlobalOne and litigation reserve expenditures, increased $9 million compared to the prior year period.

   WATER TECHNOLOGIES

   Current Quarter - Water Technologies reported operating income of $9 million for the June 2006 quarter compared to $2 million for the June 2005 quarter. The current quarter included an $8 million foreign currency hedge gain on the Degussa acquisition. Excluding this gain, operating income declined slightly during the quarter. Sales and operating revenues increased 12% to $113 million during the June 2006 quarter from $101 million during the June 2005 quarter. This increase included $5 million from the June operations of the Degussa business, which is now operating as the Environmental and Process Solutions group within the Water Technologies business. The primary factor impacting profitability for this business currently is rising raw material costs where materials such as propylene, which impacts approximately 50% of raw material costs for this business, has increased 62% since the prior year quarter. This rising raw material environment continues to offset increased pricing, resulting in the decrease in gross profit margin from 46.9% in the June 2005 quarter to 45.5% in the June 2006 quarter.

   Year-to-Date  -  Water  Technologies  reported  operating  income  of $9 million for the nine months ended June 30, 2006 compared to the $9 million for the nine months ended June 30, 2005. Excluding the aforementioned $8 million foreign currency hedge gain, operating income decreased $8 million compared to the prior year. Sales and operating revenues increased 7% to $310 million during 2006 from $290 million during 2005. However, the revenue increase did not offset the rising raw material cost environment discussed above as the gross profit margin decreased from 48.1% in 2005 to 47.0% in 2006.

   REFINING AND MARKETING

   On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP as well as its maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon in a transaction valued at approximately $3.7 billion (the "MAP Transaction"). For further detailed information on this transaction see Note C of Notes to Condensed Consolidated Financial Statements within this document. Operating income from Refining and Marketing, which consisted primarily of equity income from MAP, amounted to $290 million for the June 30, 2005 quarter and $486 million for the nine months ended June 30, 2005.

   UNALLOCATED AND OTHER

   Unallocated and other costs, consisting of certain legacy costs or items clearly not associated with the operating divisions totaled $11 million for the June 2006 quarter, compared to $6 million in the June 2005

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

   UNALLOCATED AND OTHER (CONTINUED)

   quarter. The June 2006 quarter included $6 million of environmental expenses and other costs associated with formerly owned businesses in addition to the ongoing costs that typically occur each quarter. Unallocated and other costs for the nine months ended June 30, 2006 were $16 million compared to $16 million for the nine months ended June 30, 2005. The 2006 period included $12 million of environmental expenses, partially offset by a $5 million favorable adjustment to the previously estimated withdrawal premium due Oil Insurance Limited (OIL), the energy-industry mutual insurance consortium in which Ashland participated and since has terminated participation effective December 31, 2005. The 2005 period included a $7 million charge for estimated future insurance premiums due OIL.

   GAIN (LOSS) ON THE MAP TRANSACTION

   See Note C to the Condensed Consolidated Financial Statements for a discussion of the MAP Transaction and the resulting pretax gain of $1,295 million recorded in the June 2005 quarter. Ashland recorded a loss on the MAP Transaction of $2 million in the nine months ended June 30, 2006, as a result of a decrease in the discounted receivable from Marathon for the estimated present value of future tax deductions. The loss resulted from a $4 million reclassification of certain tax benefits related to previously owned businesses of Ashland. The offsetting benefit was recorded in income taxes as deferred tax benefits. This decrease in the receivable was partially offset by increases due to tax benefits recognized on increased environmental reserves in the 2006 period.

   LOSS ON EARLY RETIREMENT OF DEBT

   Ashland recorded a loss on the early retirement of debt of $143 million in the June 2005 quarter and $145 million for the nine months ended June 30, 2005. See Note C of Notes to Condensed Consolidated Financial Statements for a discussion of the early retirement of debt associated with the MAP Transaction.

   NET INTEREST AND OTHER FINANCING INCOME (COSTS)

   Ashland recognized net interest and other financing income of $9 million in the June 2006 quarter and $29 million for the nine months ended June 30, 2006, compared to an expense of $31 million in the June 2005 quarter and $89 million for the nine months ended June 30, 2005. The comparison reflects the retirement of most of Ashland's debt from the proceeds of the MAP Transaction in June 2005 and the temporary investment of the remaining proceeds in short-term, available-for-sale securities.

   INCOME TAXES

   Ashland's effective income tax rate for the June 2006 quarter was 31.7% compared to the tax benefit of $236 million recorded in the June 2005 quarter as a result of the MAP Transaction, which reflected a reversal of $328 million in net deferred tax liabilities through the income tax provision. Excluding the pretax gain and the associated deferred tax benefit, the effective tax rate for the June 2005 quarter was 39.0% and for the nine months ended June 30, 2005 was 38.8%, both of which are essentially equal to the combined U.S. federal and state statutory rate. The June 2006 quarter tax rate included tax benefits of $1 million from prior-year research and development credits and favorable adjustments to tax contingency reserves and a $4 million benefit related to the reestablishment of a deferred tax asset related to a capital lease obligation. Excluding these adjustments, the effective tax rate for the quarter was 35.4%. Ashland's effective income tax rate for the nine months ended June 30, 2006 was 30.1%. This period included tax benefits of $7 million from prior-year research and development credits and favorable adjustments to tax contingency reserves, a $4 million reclassification of certain deferred tax benefits related to previously

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

   INCOME TAXES (CONTINUED)

   owned businesses of Ashland and the $4 million benefit from the reestablishment of the deferred tax asset described above. Excluding these adjustments, the effective tax rate for the nine months ended June 30, 2006 was 35.4%. The effective income tax rate for the upcoming September 2006 quarter and fiscal year 2006 is expected to be 32% and 31%, respectively.

   DISCONTINUED OPERATIONS

   Results of discontinued operations for the three months ended June 30, 2006 included a charge of $104 million to increase the asbestos litigation reserve and an offsetting credit of $104 million to increase the asbestos insurance receivable. In addition, results of discontinued operations for the nine months ended June 30, 2006 included minor expenses of $1 million (net of income taxes) associated with asbestos liabilities.

FINANCIAL POSITION

   LIQUIDITY

   Cash flows from operating activities from continuing operations, a major source of Ashland's liquidity, amounted to $115 million for the nine months ended June 30, 2006, compared to $116 million for the nine months ended June 30, 2005. The cash inflow for the 2006 period is primarily due to cash generated from operations offset by a $259 million decrease resulting from the change in operating assets and liabilities, which is a reflection of working capital caption fluctuations and included a $75 million contribution to Ashland's U.S. pension plan and $63 million in income tax payments. The cash inflow for the 2005 period included $271 million of cash distributions from MAP and income tax payments of $218 million.

   Ashland's financial position has enabled it to obtain capital for its financing needs. Following shareholder approval of the MAP Transaction in June 2005, Moody's lowered Ashland's senior debt rating from Baa2 to Ba1, their highest non-investment grade rating, and also lowered Ashland's commercial paper rating from P-3 to N-P (Not-Prime), citing the annual cash flow lost from the operations sold. In September 2005, Standard & Poor's lowered Ashland's senior debt rating from BBB to BBB-, its lowest investment grade rating, and lowered Ashland's commercial paper rating from A-2 to A-3. Ratings downgrades below investment grade can significantly increase a company's borrowing costs. Ashland has a revolving credit agreement that expires on March 21, 2010, which provides for up to $350 million in borrowings. The borrowing capacity under this facility was reduced by $103 million of letters of credit outstanding at June 30, 2006. The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland's stockholders' equity. The covenant's terms would have permitted Ashland to borrow $5.6 billion at June 30, 2006, in addition to the actual total debt incurred at that time. Permissible total Ashland debt under the covenant's terms increases (or decreases) by 150% of any increase (or decrease) in stockholders' equity.

   At June 30, 2006, working capital (excluding debt due within one year) amounted to $2,149 million, compared to $2,224 million at September 30, 2005 and $2,501 million at June 30, 2005. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $144 million at June 30, 2006, compared to $126 million at September 30, 2005 and $121 million at June 30, 2005. Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 185% of current liabilities at June 30, 2006, compared to 193% at September 30, 2005 and 207% at June 30, 2005.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

FINANCIAL POSITION (CONTINUED)

   CAPITAL RESOURCES

   On July 21, 2005, Ashland's Board of Directors authorized the purchase of $270 million of Ashland common stock in the open market. Through December 31, 2005, Ashland had repurchased 3.5 million shares at a cost of $196 million. On January 25, 2006, Ashland's Board of Directors increased the remaining authorization to $250 million, an increase of $176 million. During the nine months ended June 30, 2006, Ashland repurchased 2.4 million shares for $138 million. Through June 30, 2006, Ashland had repurchased a total of 4.2 million shares at a cost of $237 million with a remaining authorization of $209 million.

   For the nine months ended June 30, 2006, property additions amounted to $189 million, compared to $285 million for the same period last year. Ashland anticipates meeting its remaining 2006 capital requirements for property additions and dividends from internally generated funds.

   Ashland's debt level amounted to $88 million at June 30, 2006, compared to $94 million at September 30, 2005, and $168 million at June 30, 2005. Debt as a percent of capital employed amounted to 2.3% at June 30, 2006, compared to 2.5% at September 30, 2005, and 4.3% at June 30, 2005. The low ratios for all periods presented reflect the retirement of most of Ashland's debt with the proceeds from the MAP Transaction.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

   There have been no material changes in the critical accounting policies described in Management's Discussion and Analysis (MD&A) in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005. For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note J to the Condensed Consolidated Financial Statements.

OUTLOOK

   APAC continues to implement its successful five-part improvement program as it strives to be a consistent low-cost competitor in its markets. The June 2006 quarter reflects the progress that has been made on an improved bidding and estimating process as well as capturing increased margins on materials, whether through third-party sales or through intra-company sales to its own construction services as it earned the highest quarterly operating income in its history. In addition, as older, less profitable jobs roll off, they are being replaced by contracts with better margins. Approximately 83% of the current backlog has been awarded since October 2004. In January, APAC sold its Richmond, Virginia, and Shawnee, Oklahoma, market areas and reported a $2 million gain in the March 2006 quarter. Both of these businesses were unprofitable in 2005. APAC's so-called "fix or exit" team's analysis of 75 markets has been completed and while no additional exits of markets are planned, APAC will continue to evaluate and closely monitor each market's profitability. APAC has positioned itself for continued operating income growth, but remains exposed to adverse weather and commodity pricing.

   On June 19, 2006, Ashland announced that it is exploring a possible separation of APAC, including by means of a spin-off or sale. Ashland also announced that it has entered into an exclusive negotiating period with Oldcastle Materials, Inc. regarding the possible sale of APAC. Ashland said there can be no assurance that any such transaction will occur. Ashland has retained Credit Suisse Securities (USA) LLC as its advisor to assist in this process. Ashland also stated that it does not expect to disclose developments or details with respect to the exploration of the possible separation of APAC unless and until its board of directors has approved a definitive transaction or a decision is made not to proceed with a separation of APAC.

---------------------------------------------------------------------------

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------

OUTLOOK (CONTINUED)

   In the Chemical Sector, Ashland continues to make significant progress on its GlobalOne enterprise resource planning (ERP) system. Ashland's Canadian operations are running under this system, and key learnings from the "go live" in Canada are being applied to the implementation in the United States and Mexico, currently scheduled for October of this year and continuing through the spring of 2007. The scope of GlobalOne has been expanded from its original design to include new, additional functionalities in customer and pricing management. As previously announced, this additional functionality will increase the total cost of the project by approximately $25 million, bringing the total planned expenditures for GlobalOne to approximately $115 million. Additional increases in the cost of GlobalOne are quite possible as the implementation continues. Through the June 2006 quarter, Ashland has spent $86 million on this project, with $14 million of that amount being expensed, and anticipates spending the additional approximately $30 million over the next 18 to 24 months.

   Both Performance Materials and Distribution's profitability is a function of economic growth and their ability to manage raw material cost increases. These businesses continue to experience strong demand in Europe and Asia-Pacific, although there appears to be some weakness in certain North American markets. While marine, primarily small to mid-sized pleasure boats, and building and construction, primarily new home builds, have weakened in North America, these businesses continue to see opportunities for growth in industrial markets, including mining, power, infrastructure and capital project work in general. Product changeovers within the automotive industry generally result in a less profitable September versus June quarter for Performance Materials and Distribution. However, barring any unforeseen circumstances, both of these businesses are expected to outperform the September 2005 quarter.

   The market environment that has led to Valvoline's poor performance during the first nine months of fiscal year 2006 continues to exist. Valvoline continues to pass through price increases; however, in the face of rising feedstock costs, capturing margin on a timely basis remains a challenge. Valvoline is continuing to take proactive steps to manage these market conditions, including the redesign of its business model. Changes include significant improvements to Valvoline's Do-It-For-Me installer program to better respond to the growing influence of this market segment. At the same time, Valvoline has been challenged to reduce overall expenses by $20 million, to be executed in fiscal year 2007. The benefits are not likely to be seen for several months, and Valvoline's results for the September 2006 quarter are likely to be well below the September 2005 quarter.

   Water Technologies continues to battle raw material cost increases as well, which has lowered its gross profit margin despite increased revenues. In attempts to capture significant growth in key areas of the business additional resources have been added to projects such as the Sonoxide (R) and PathGuard (TM) systems. These resource investments, along with the sharp increases in raw material costs, have negatively affected profitability. However, the completed purchase of the water treatment business of Degussa AG during the quarter is a key part of the long-term growth strategy for this business. As integration of the Environmental and Process Solutions operations continues, overall gross profit margins will likely fall reflecting the lower margins of this business. In conjunction with this integration a redesign of the Water Technologies business model is underway, including the challenge to eliminate $10 million in costs, to be executed in fiscal year 2007, in attempts to proactively address profitability while maintaining an aggressive long-term growth strategy in an attractive industry. The benefits of this cost reduction challenge are likewise not likely to be seen for several months. For the September 2006 quarter, Water Technologies should outperform the September 2005 quarter, largely due to the impact of the Degussa acquisition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Ashland's market risk exposure at June 30, 2006 is generally consistent with the types and amounts of market risk exposures presented in Ashland's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005.

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

   The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding 100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed. Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 49,700 active lawsuits pending as of June 30, 2006. In these active lawsuits, approximately 0.3%
of  the  active   lawsuits   involve   claims   between  $0  and  $100,000;
approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.2% of the active lawsuits involve claims between $5 million and $10 million; less than 2% of the active lawsuits involve claims between $10 million and $15 million; and less than ..02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

   For   additional   information   regarding   liabilities   arising  from
asbestos-related litigation, see Note J of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

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

   Environmental Proceedings - (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 2006, Ashland had been named a PRP at 99 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("USEPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

   For additional information regarding environmental matters and reserves, see Note J of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

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

   As part of its sentence, Ashland was placed on probation for five years. The primary condition of probation was an obligation not to commit future federal, state, or local crimes. The probation office retained an independent environmental consultant to review and monitor Ashland's compliance with applicable environmental requirements and the terms and conditions of probation. The court also included other customary terms and restrictions of probation in its probation order.

   On December 15, 2005, Ashland filed a motion for Order for Early Release from probation. Effective June 30, 2006, the Judge granted Ashland's motion requesting early termination of probation. This Order officially discharges Ashland from probation.

   (3) In March 2006, USEPA issued a proposed Consent Agreement and Final Order ("CAFO") recommending a penalty of $117,345 and requiring the performance of an unspecified Supplemental Environmental Project in connection with alleged violations of record keeping requirements under the CAA at Ashland's Calumet City, Illinois specialty chemical facility. In May 2006, the parties reached an agreement under which Ashland would pay a $60,000 penalty and also install equipment which will reduce air emissions at the facility at an additional cost of approximately $154,000. The CAFO reflecting those terms was executed on July 28, 2006.

   Securities and Exchange Commission ("Commission") Notification - On April 25, 2006, Ashland was notified by the staff of the Commission of the staff's intent to seek authorization from the Commission to pursue a civil action against Ashland relating to adjustments which reduced its environmental remediation reserves for certain sites for the fiscal years 1999 and 2000. These adjustments to environmental reserves totaled $12.2 million in 1999 and $12.6 million in 2000. The staff advised that it intends to seek injunctive and/or administrative relief against Ashland and that it will not recommend any fines, penalties or restatements from Ashland nor allege any intentional misconduct by Ashland. Ashland has filed a Wells submission opposing the staff's request that the Commission authorize a civil action against Ashland.

   Lake Belt Third-Party Litigation - APAC-Southeast, Inc. ("APAC-Southeast"), an indirect wholly-owned subsidiary of Ashland, holds one of several U.S. Army Corps of Engineers (the "Corps") permits granted in 2002 allowing mining of construction aggregates in the Lake Belt area in Miami-Dade County, Florida (the "Permit"). Mining under the Permit is actually performed by a third party, which in turn pays royalties to APAC-Southeast. The Sierra Club and others filed suit to challenge the Corps' issuance of the permits alleging that the Corps and other federal agencies acted capriciously, abused their discretion and failed to comply with statutory and administrative requirements when issuing the permits. Although not named as a defendant, APAC-Southeast and other permittees intervened in the proceedings to protect their interests.

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

ITEM 1A.  RISK FACTORS

   During the period covered by this report, only one of the risk factors previously disclosed in Ashland's Form 10-K, as amended, for the year ended September 30, 2005 materially changed. Ashland's shareholder rights plan expired pursuant to its terms at the close of business on May 16, 2006. As a result, Ashland's articles of incorporation were amended to eliminate the designation of, and all references to, the Series A Participating Cumulative Preferred Stock. This action affects one of the risk factors previously disclosed in Ashland's Form 10-K, as amended, for the year ended September 30, 2005, which is now amended to read in its entirety as follows:

PROVISIONS OF ASHLAND'S ARTICLES OF INCORPORATION AND BY-LAWS AND KENTUCKY LAW COULD DETER TAKEOVER ATTEMPTS THAT SOME SHAREHOLDERS MAY CONSIDER DESIRABLE, WHICH COULD ADVERSELY AFFECT ASHLAND'S STOCK PRICE.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   Ashland's stock repurchase program was originally announced on July 21, 2005. The amount of repurchases authorized at that time was $270 million. After repurchasing $196 million in Ashland Common Stock under the original authorization, on January 25, 2006, Ashland announced that the authorization has been increased by an additional $176 million bringing the total authorization at that time to $250 million. No purchases were made during the quarter ended June 30, 2006, leaving the dollar value of shares that may yet be purchased under the repurchase program at approximately $209 million as of June 30, 2006.

ITEM 6.  EXHIBITS

(a)   Exhibits
      --------

3(i) Third Restated Articles of Incorporation of Ashland Inc. effective May 17, 2006.

12    Computation of Ratio of Earnings to Fixed Charges.

31.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                              Ashland Inc.
                             ----------------------------------------------
                                             (Registrant)


Date:  August 8, 2006         /s/ J. Marvin Quin
                             ----------------------------------------------
                             J. Marvin Quin
                             Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

                               EXHIBIT INDEX


Exhibit
  No.                                Description
-------    ----------------------------------------------------------------

3(i)       Third  Restated   Articles  of  Incorporation  of  Ashland  Inc.
           effective May 17, 2006.

12         Computation of Ratio of Earnings to Fixed Charges.

31.1 Certificate of James J. O'Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of James J. O'Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.