Form 10-K
period 2006-09-30
ASHLAND INC.
filed 2006-11-28
CIK 1305014

===========================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                             -----------------
                                 FORM 10-K

|X| ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2006
                                     OR

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

        Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
--------------------------------------         ----------------------------
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

   Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |X| Accelerated Filer |_| Non-Accelerated Filer |_|

   Indicate by check mark  whether the  Registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).                  Yes |_| No |X|

   At March 31, 2006, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $5,033,392,163. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

   At October 31, 2006, there were 64,238,433 shares of Registrant's common stock outstanding.

                    Documents Incorporated by Reference

   Portions of Registrant's definitive Proxy Statement (the "Proxy Statement") for its January 25, 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent described herein.

                             TABLE OF CONTENTS

                                                                                      Page
PART I
          Item 1.   Business.......................................................     1

                      General......................................................     1

                      Corporate Developments.......................................     1

                      Ashland Performance Materials................................     2

                      Ashland Distribution.........................................     2

                      Valvoline....................................................     3

                      Ashland Water Technologies...................................     4

                      APAC.........................................................     4

                      Miscellaneous................................................     4

          Item 1A.  Risk Factors...................................................     6

          Item 1B.  Unresolved Staff Comments......................................     8

          Item 2.   Properties.....................................................     8

          Item 3.   Legal Proceedings..............................................     8

          Item 4.   Submission of Matters to a Vote of Security Holders............     9

          Item X.   Executive Officers of Ashland .................................    10

PART II
          Item 5.   Market for Registrant's Common Equity, Related Stockholder
                       Matters and Issuer Purchases of Equity Securities...........    11

          Item 6.   Selected Financial Data........................................    11

          Item 7.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.........................    11

          Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.....    11

          Item 8.   Financial Statements and Supplementary Data....................    12

          Item 9.   Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure......................    12

          Item 9A.  Controls and Procedures........................................    12

          Item 9B.  Other Information..............................................    12

PART III
          Item 10.  Directors and Executive Officers of the Registrant.............    12

          Item 11.  Executive Compensation.........................................    12

          Item 12.  Security Ownership of Certain Beneficial Owners
                       and Management and Related Stockholder Matters..............    13

          Item 13.  Certain Relationships and Related Transactions.................    13

          Item 14.  Principal Accountant Fees and Services.........................    13

PART IV
          Item 15.  Exhibits and Financial Statement Schedules.....................    14

                                   PART I

ITEM 1. BUSINESS
                                  GENERAL

     Ashland Inc. is a Kentucky corporation, with its principal executive offices located at 50 E. RiverCenter Boulevard, Covington, Kentucky 41011 (Mailing Address: 50 E. RiverCenter Boulevard, P.O. Box 391, Covington, Kentucky 41012-0391) (Telephone: (859) 815-3333). Ashland was organized in 2004 as the successor to a Kentucky corporation of the same name organized on October 22, 1936. The terms "Ashland" and the "Company" as used herein include Ashland Inc., its predecessors and its consolidated subsidiaries, except where the context indicates otherwise.

     Ashland's businesses consist of four wholly owned segments: Ashland Performance Materials, Ashland Distribution, Valvoline and Ashland Water Technologies. Financial information about these segments for the three fiscal years ended September 30, 2006, is set forth on pages F-31 and F-32 of this annual report on Form 10-K.

     Ashland Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, packaging and converting, transportation, marine and metal casting industries. It is a technology leader in metal casting consumables and design services; unsaturated polyester and vinyl ester resins and gelcoats; and high-performance adhesives and specialty resins.

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

     Ashland Water Technologies is a supplier of chemical and non-chemical water treatment solutions for industrial, municipal and commercial facilities. It provides industrial, commercial and institutional water treatments, wastewater treatment, pathogen control, paint and coating additives, pulp and paper processing and mining chemistries. In addition, it also provides boiler and cooling water treatments.

     At September 30, 2006, Ashland and its consolidated subsidiaries had approximately 11,700 employees (excluding contract employees).

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

                           CORPORATE DEVELOPMENTS

     Ashland's transportation and construction operations consisted of its wholly owned subsidiary Ashland Paving And Construction, Inc. (together with its subsidiaries, "APAC"). APAC performed asphalt and concrete contract construction work, including highway paving and repair, excavation and grading and bridge construction, and produced asphaltic and ready-mix concrete, crushed stone and other aggregate in the southern and mid-continent United States. On August 28, 2006, Ashland completed the sale of APAC to Oldcastle Materials, Inc. ("Oldcastle") (the "APAC Transaction"). The purchase price for APAC as of the date of the transaction was $1.30 billion in cash, which is subject to adjustment upon the final determination of certain closing balance sheet amounts. Expected net proceeds after taxes and fees is $1.23 billion, also subject to change based on the determination of the final adjusted purchase price and income tax effects. For additional information about the APAC Transaction, see Note D of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

     On June 30, 2005, Ashland completed the transfer of its 38% interest in Marathon Ashland Petroleum LLC ("MAP"), a former joint venture with Marathon Oil Corporation ("Marathon"), and two other Ashland businesses to Marathon (the "MAP Transaction"). For additional information about the MAP Transaction, see Note E of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

                   ASHLAND PERFORMANCE MATERIALS

     Ashland Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, packaging and converting, transportation, marine and metal casting industries. It is a technology leader in metal casting consumables and design services; unsaturated polyester and vinyl ester resins and gelcoats; and high-performance adhesives and specialty resins. Ashland Performance Materials owns and operates 29 manufacturing facilities and participates in 10 manufacturing joint ventures in 15 countries. Ashland Performance Materials' businesses compete globally in selected niche markets, largely on the basis of technology and service. The number of competitors in the specialty chemical business varies from product to product, and it is not practical to identify such competitors because of the broad range of products and markets served by those products. However, many of Ashland Performance Materials' businesses hold proprietary technology, and Ashland believes it has a leading or strong market position in many of its specialty chemical products.

     Composite Polymers - This business group manufactures and sells a broad range of corrosion-resistant, fire-retardant, general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins and gelcoats for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. This business group has manufacturing plants in Jacksonville and Fort Smith, Arkansas; Los Angeles, California; Bartow, Florida; Pittsburgh and Philadelphia, Pennsylvania; Johnson Creek, Wisconsin; Kelowna, British Columbia, and Mississauga, Ontario, Canada; Kunshan, China; Porvoo and Lahti, Finland; Sauveterre, France; Miszewo, Poland; Benicarlo, Spain; and, through separate joint ventures has manufacturing plants in Sao Paolo, Brazil and Jeddah, Saudi Arabia. This business group also manufactures products through an Ashland facility located in Changzhou, China.

     Casting Solutions - This business group manufactures and sells metal casting chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves. This group also provides casting process modeling, core making process modeling and rapid prototyping services. This business group serves the global metal casting industry from eight owned and operated manufacturing sites located in Campinas, Brazil; Mississauga, Ontario, Canada; Changzhou, China; Milan, Italy; Alava, Cantabria, Spain; Kidderminster, England; and Cleveland East and Cleveland West, Ohio. Casting Solutions also has seven joint venture manufacturing facilities located in Vienna, Austria; Le Goulet, France; Bendorf and Wuelfrath, Germany; Ulsan, South Korea; Alvsjo, Sweden; and St. Gallen, Switzerland.

     Specialty Polymers and Adhesives - This business group manufactures and sells adhesive solutions to the packaging and converting, building and construction, and transportation markets. Key technologies and markets include: acrylic polymers for pressure-sensitive adhesives; urethane adhesives for flexible packaging applications; hot melt adhesives for various packaging applications; emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, recreational and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding. The group has manufacturing plants in Calumet City, Illinois; Totowa, New Jersey; Ashland and Columbus, Ohio; White City, Oregon; and Kidderminster, England.

                       ASHLAND DISTRIBUTION

     Ashland Distribution distributes chemicals, plastics and composite raw materials in North America and plastics in Europe. Deliveries are facilitated at locations in North America through a network of 68 owned or leased facilities, 59 third-party warehouses, rail terminals and tank terminals and 13 locations that perform contract packaging activities for Ashland Distribution. Distribution of thermoplastic resins in Europe is conducted in 13 countries primarily through 17 third-party warehouses and one owned warehouse. Each of Ashland Distribution's lines of business (chemicals, plastics, composites and environmental services) competes with national, regional and local companies throughout North America. The plastics distribution business also competes in Europe. Competition within each line of business is based primarily on price and reliability of supply. Ashland Distribution operates in the following major market segments:

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

     Environmental Services - Working in cooperation with chemical waste service companies, Ashland Distribution provides customers, including major automobile manufacturers, with collection, disposal and recycling of hazardous and non-hazardous waste streams. Services are offered through a North American network of more than 30 distribution centers, including 10 storage facilities that have been fully permitted by the United States Environmental Protection Agency ("USEPA").

                                 VALVOLINE

     Valvoline is a marketer of premium-branded automotive and commercial lubricants, automotive chemicals, automotive appearance products and automotive services, with sales in more than 100 countries. The Valvoline(R) trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States. Valvoline competes in the highly competitive automotive lubricants and consumer products car care businesses, principally through offering premium products and services, coupled with a focused brand strategy, advertising, sales promotion and superior distribution capabilities. Some of the major brands of motor oils and lubricants Valvoline competes globally with Havoline(R), Castrol(R), Pennzoil(R) and Quaker State(R). In the "fast oil change" business, Valvoline competes with other leading independent fast lube chains on a national, regional or local basis as well as automobile dealers and service stations. Important competitive factors for Valvoline in the "fast oil change" market include Valvoline's brand recognition; maintaining market presence through Valvoline Instant Oil Change(R) and Valvoline Express Care(R) outlets; as well as quality of service, speed, location, convenience and sales promotion.

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

     In North America, Valvoline is comprised of the following core business groups:

     Do It Yourself ("DIY") - The DIY business group sells Valvoline products to consumers who perform their own auto maintenance through retail auto parts stores, mass merchandisers and warehouse distributors and their affiliated jobber stores such as NAPA and Carquest.

     Do It For Me ("DIFM") - The DIFM business group consists of two units, Distribution Sales and Valvoline Instant Oil Change(R) ("VIOC"). The Distribution Sales business unit sells branded products and services to installers (such as car dealers, general repair shops and quick lubes) and to auto auctions through a network of independent distributors and company-owned and operated "direct market" operations. This business also includes distribution to quick lubes branded "Valvoline Express Care(R)," which consists of 401 independently owned and operated stores. The DIFM business group also has a strategic alliance with Cummins Inc. ("Cummins") to distribute heavy duty lubricants to the commercial market. The VIOC chain is one of the largest competitors in the U.S. "fast oil change" service business, providing Valvoline with a significant presence in the DIFM segment of the passenger car and light truck motor oil market. As of September 30, 2006, 287 company-owned and 482 independently owned and operated franchise centers were operating in 39 states. VIOC has continued its customer service innovation through its upgraded and enhanced preventive maintenance tracking system for consumers and fleet operators. This computer-based system maintains service records on all customer vehicles and contains a database on most car models, which allows service technicians to make service recommendations based primarily on manufacturer's recommendations.

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

                    ASHLAND WATER TECHNOLOGIES

     Ashland Water Technologies is a supplier of chemical and non-chemical water treatment solutions for industrial, municipal and commercial facilities. It provides industrial, commercial and institutional water treatments, wastewater treatment, pathogen control, paint and coating additives, pulp and paper processing and mining chemistries. In addition, it also provides boiler and cooling water treatments; fuel treatments; welding, refrigerant and sealing products; and fire-fighting, safety and rescue products and services for the merchant marine industry. Ashland Water Technologies owns and operates 13 manufacturing facilities in 12 countries and participates in four joint ventures. Ashland Water Technologies' diverse spectrum of products competes globally in niche markets. The number of competitors varies from product to product and markets served.

     Drew Industrial - This business group provides specialized chemicals and consulting services for the treatment of boiler water, cooling water, steam, fuel and waste streams. It also supplies process chemicals and technical services to the pulp and paper, food and mining industries and additives to manufacturers of paint and latex. It conducts operations throughout North America, Europe and the Far East and has manufacturing plants in Kearny, New Jersey; Houston, Texas; Chester Hill, Australia; Ajax, Ontario, Canada; Nanjing, China; Somercotes, England; Viiala, Finland; and Singapore; and, through separate joint ventures, has production facilities in Seoul, South Korea and Navi Mumbai, India.

     Drew Marine - This business group provides technical products and shipboard services for the world's merchant marine fleet. Comprehensive programs include water and fuel treatment; maintenance, including specialized cleaners, welding and refrigerant products and sealants, and fire fighting, safety and rescue products and services.

     Environmental and Process Solutions - This business group was formed in May 2006 when Ashland acquired the water treatment business of Degussa A.G. The group offers specialty chemicals that provide environmentally friendly, high-performance dispersion and flocculation for applications in many industries, including municipal or industrial waste water treatment; chemical; and paper, mining and petroleum industries. The business group markets under the following brands: PRAESTOL(R) flocculants, POLYSTABIL(R) and TALLOFIN(R) dispersants and antiscalants, ANTISPUMIN(R) defoamers and PRAESTARET(R) retention systems. This business group has manufacturing facilities in Greensboro, North Carolina; Americana, Brazil; Beijing, China; Krefeld, Germany; and Perm, Russia.

                                    APAC

     Ashland's transportation and construction operations ceased as of August 28, 2006, upon the sale of APAC to Oldcastle. For additional information about the APAC Transaction, including its accounting treatment as a discontinued operation, see Note D to "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

     Under Ashland's ownership, the APAC group of companies was one of the nation's largest transportation construction contractors and a major supplier of construction materials. APAC performed construction work, such as paving, repairing and resurfacing highways, streets, airports, residential and commercial developments, sidewalks and driveways, and grading and base work. In addition, it performed a number of services such as excavation and site work for the construction of bridges, other structures, drainage facilities and underground utilities for public and private projects. APAC conducted its business through 25 market-focused business units and a Major Projects Group operating in 14 southern and mid-continent states. These business units provided construction services and materials throughout the regions in which they operated.

     Prior to the APAC Transaction, approximately 76% of APAC's sales and operating revenues were construction revenues, with the remaining 24% coming from sales of construction materials. Approximately 83% of APAC's construction revenues were derived directly from highway and other public sector sources, with the remaining 17% coming from industrial and commercial customers and private developers.

                               MISCELLANEOUS

ENVIRONMENTAL MATTERS

     Ashland has implemented a companywide environmental policy overseen by the Environmental, Health and Safety Committee of Ashland's Board of Directors. Ashland's Environmental, Health and Safety ("EH&S") department has the responsibility to ensure that Ashland's operating groups worldwide maintain environmental compliance in accordance with applicable laws and regulations. This responsibility is carried out via training; widespread communication of EH&S policies; information and regulatory updates; formulation of relevant policies, procedures and work practices; design and implementation of EH&S management systems; internal auditing by an independent auditing group; monitoring of legislative and regulatory developments that may affect Ashland's operations; assistance to the operating divisions in identifying compliance issues and opportunities for voluntary actions that go beyond compliance; and incident response planning and implementation.

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

     At September 30, 2006, Ashland's reserves for environmental remediation amounted to $199 million, reflecting Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $310 million. Ashland does not believe that any current individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of Ashland's total remediation reserve. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $57 million in 2006, compared to $52 million in 2005 and $7 million in 2004.

     Air - In the United States, the Clean Air Act (the "CAA") imposes stringent limits on air emissions, establishes a federally mandated operating permit program, and allows for civil and criminal enforcement actions. Additionally, it establishes air quality attainment deadlines and control requirements based on the severity of air pollution in a given geographical area. Various state clean air acts implement, complement and, in some instances, add to the requirements of the federal CAA. The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland's businesses and, in many cases, on product formulation and other long-term business decisions. Other countries where Ashland operates also have laws and regulations relating to air quality. Ashland's businesses maintain numerous permits pursuant to these clean air laws.

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

RESEARCH

     Ashland conducts a program of research and development to invent and improve products and processes and to improve environmental controls for its existing facilities. Research and development costs are expensed as they are incurred and totaled $48 million in 2006 ($45 million in 2005 and $43 million in 2004).

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors that could cause actual results to differ materially from those contained in such statements are discussed under "Use of estimates, risks and uncertainties" in Note A of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K. For a discussion of other factors and risks affecting Ashland's operations, see "Item 1A. Risk Factors" in this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

     The following discussion of "risk factors" identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management's Discussion and Analysis (MD&A) and the consolidated financial statements and related notes incorporated by reference into this report. The following discussion of risks is not all-inclusive, but is designed to highlight what we believe are important factors to consider when evaluating our expectations. These factors could cause our future results to differ from those in forward-looking statements and from historical trends.

SEVERAL OF ASHLAND'S BUSINESSES ARE CYCLICAL IN NATURE, AND ECONOMIC DOWNTURNS OR DECLINES IN DEMAND, PARTICULARLY FOR CERTAIN DURABLE GOODS, MAY NEGATIVELY IMPACT ITS REVENUES AND PROFITABILITY.

     The profitability of Ashland is susceptible to downturns in the economy, particularly in those segments related to durable goods, including the housing, construction, automotive and marine industries. Both overall demand for Ashland's products and services and its profitability will likely change as a direct result of an economic recession, inflation, changes in hydrocarbon (and its derivatives) and other raw materials prices, or changes in governmental monetary or fiscal policies.

ASHLAND MAY NOT BE ABLE TO SUCCESSFULLY REDEPLOY THE PROCEEDS OF THE MAP TRANSACTION IN A VALUE-CREATING MANNER.

     Ashland may not be able to successfully redeploy the MAP Transaction proceeds in a manner that will generate value for its shareholders. To the extent that the proceeds of the MAP Transaction are used for business acquisitions, there is a risk that the acquisition will fail to provide expected returns to Ashland's shareholders. In addition, the process of integrating acquired operations into Ashland's existing operations may result in unforeseen difficulties. Those difficulties might reduce Ashland's profitability and delay the expected benefits of integrating any acquisition.

ASHLAND'S IMPLEMENTATION OF ITS SAP(TM) ENTERPRISE RESOURCE PLANNING ("ERP") PROJECT HAS THE POTENTIAL FOR BUSINESS INTERRUPTION AND ASSOCIATED ADVERSE IMPACT ON OPERATING RESULTS.

     In 2004, Ashland initiated a multi-year ERP project that is expected to be implemented domestically and in most international locations to achieve increased efficiency and effectiveness in supply chain, financial and environmental, health and safety processes. In October 2005, Ashland successfully completed the implementation of the ERP system in Canada. In October 2006, this ERP system was successfully implemented for Valvoline's U.S. operations and certain corporate functions. While extensive planning is underway to support a smooth implementation of the ERP system, such implementations carry substantial risk, including the potential for business interruption and associated adverse impacts on operating results.

FAILURE OF ASHLAND TO SUCCESSFULLY COMPLETE IMPLEMENTATION OF ITS SUPPLY CHAIN OPTIMIZATION PROJECT COULD ADVERSELY IMPACT ASHLAND'S RESULTS OF OPERATIONS AND CASH FLOWS.

     Ashland has been undergoing a major process initiative designed to optimize its supply chain function. By integrating the supply chain function and creating more efficient, customer responsive processes including source-to-pay, plan-to-deliver and order-to-cash, Ashland can lower costs, while increasing service levels and customer satisfaction. The Supply Chain Optimization Project is, in part, dependent upon the successful execution of the ERP project discussed in the preceding risk factor. The implementation of the Supply Chain Optimization Project also carries substantial risk, including the potential for business interruption and associated adverse impacts on operating results.

ASHLAND MAY NOT BE ABLE TO PASS THROUGH INCREASES IN RAW MATERIAL COSTS, WHICH MAY IMPAIR ITS COMPETITIVE POSITION AND REDUCE ITS PROFITABILITY.

     Rising and volatile raw material prices, especially those of hydrocarbon derivatives, may negatively impact Ashland's costs. Ashland is not always able to raise prices in response to such increased costs, and its ability to pass on the costs of such price increases is dependent upon market conditions. Therefore, such increases in costs could impair Ashland's competitive position in certain markets and reduce its profitability.

ASHLAND IS RESPONSIBLE FOR, AND HAS FINANCIAL EXPOSURE TO, LIABILITIES FROM PENDING AND THREATENED CLAIMS, INCLUDING THOSE ALLEGING PERSONAL INJURY CAUSED BY EXPOSURE TO ASBESTOS, WHICH COULD REDUCE ASHLAND'S CASH FLOWS AND PROFITABILITY AND COULD IMPAIR ITS FINANCIAL CONDITION.

     There are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable.

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

ASHLAND HAS INCURRED AND MAY INCUR SUBSTANTIAL OPERATING COSTS AND CAPITAL EXPENDITURES AS A RESULT OF ENVIRONMENTAL AND HEALTH AND SAFETY LIABILITIES AND REQUIREMENTS, WHICH COULD REDUCE ASHLAND'S PROFITABILITY.

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

     Ashland is responsible for, and has financial exposure to, substantially all of the environmental liabilities and other liabilities of Ashland and its subsidiaries. Ashland has investigated and remediated a number of its current and former properties. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.

PROVISIONS  OF  ASHLAND'S   ARTICLES  OF  INCORPORATION   AND  BY-LAWS  AND
KENTUCKY LAW COULD DETER TAKEOVER ATTEMPTS THAT SOME SHAREHOLDERS MAY CONSIDER DESIRABLE, WHICH COULD ADVERSELY AFFECT ASHLAND'S STOCK PRICE.

     Provisions of Ashland's articles of incorporation and by-laws could make acquiring control of Ashland without the support of its Board of Directors difficult for a third party, even if the change of control might be beneficial to Ashland shareholders. Ashland's articles of incorporation and by-laws contain:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     Ashland's corporate headquarters, which is leased, is located in Covington, Kentucky. Principal offices of other major operations are located in Dublin, Ohio (Ashland Distribution and Ashland Performance Materials); Boonton, New Jersey (Ashland Water Technologies); Lexington, Kentucky (Valvoline); and Russell, Kentucky (Administrative Services). All of these offices are leased, except for the Russell office and two buildings in Dublin, Ohio, which are owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under "Item 1" in this annual report on Form 10-K. Additional information concerning certain leases may be found in Note I of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

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

     The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding
100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed. Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 49,800 active lawsuits pending as of September 30, 2006. In these active lawsuits, approximately 0.4% of the active lawsuits involve claims between $0 and $100,000; approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.2% of the active lawsuits involve claims between $5 million and $10 million; less than 2% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

     For additional information regarding liabilities arising from asbestos-related litigation, see "Management's Discussion and Analysis - Application of Critical Accounting Policies - Asbestos-related litigation" and Note P of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

     Foundry Class Action - In response to an investigation by the United States Department of Justice that was closed in 2006 without criminal or civil allegations being made by the government, several foundry owners have filed lawsuits seeking class action status for classes of customers of foundry resins manufacturers such as Ashland. These cases have been consolidated for pretrial purposes in the United States District Court, Southern District of Ohio. Ashland will vigorously defend these civil actions.

     Environmental Proceedings - Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 2006, Ashland had been named a PRP at 72 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("USEPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

     For additional information regarding environmental matters and reserves, see "Management's Discussion and Analysis - Application of Critical Accounting Policies - Environmental remediation" and Note P of "Notes to Consolidated Financial Statements" in this annual report on Form 10-K.

     Securities and Exchange Commission ("Commission") Settlement - On October 10, 2006, Ashland entered into a settlement of an administrative proceeding with the Commission, concluding an investigation into adjustments that reduced Ashland's environmental remediation reserves for certain sites for the fiscal years 1999 and 2000. These adjustments to environmental reserves totaled $12.2 million in 1999 and $12.6 million in 2000. Pursuant to the settlement, Ashland agreed as part of a cease and desist order, without admitting or denying any liability, not to violate certain provisions of the federal securities laws and to establish or continue various policies and procedures in connection with the determination of its environmental reserves. The settlement is subject to approval by the Commission.

     MTBE Litigation - Ashland is a defendant along with many other companies in approximately 30 cases alleging methyl tertiary-butyl ether ("MTBE") contamination in groundwater. All of these cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings. The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater. Ashland's potential liability relates to gasoline containing MTBE allegedly produced and sold by Ashland, or one or more of its subsidiaries, in the period prior to the formation of the Marathon Ashland Petroleum LLC ("MAP"). Ashland only distributed MTBE or gasoline containing MTBE in a limited number of states and has been dismissed in a number of cases in which it was established that Ashland did not market MTBE or gasoline containing MTBE in the state or region at issue. Many MTBE cases allege class action status and seek punitive damages or treble damages under a variety of statutes and theories. The potential impact of these cases and any future similar cases is uncertain. Ashland will vigorously defend these actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2006.

ITEM X. EXECUTIVE OFFICERS OF ASHLAND

     The following is a list of Ashland's executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer as to current members of Ashland's Executive Committee and other executive officers).

     JAMES J. O'BRIEN (age 52) is Chairman of the Board, Chief Executive Officer and Director of Ashland, and has served in such capacities since 2002. During the past five years, he has also served as President, Chief Operating Officer, Senior Vice President and Group Operating Officer of Ashland, and as President of Valvoline.

     DAVID L.  HAUSRATH  (age 54) is  Senior  Vice  President  and  General
Counsel and has served in such capacities since 2004 and 1999, respectively. During the past five years, he has also served as Secretary and Vice President of Ashland.

     J. MARVIN QUIN (age 59) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 1992.

     GARY A CAPPELINE* (age 57) was Senior Vice President of Ashland and served in such capacity from February 2004 until October 2006. During the past five years, he has also served as President and Chief Operating Officer, Chemical Sector, Group Operating Officer and Vice President of Ashland; President of Ashland Specialty Chemical Company; and as a chemical industry partner at Bear Stearns Merchant Bank. Mr. Cappeline ceased to be an executive officer of Ashland effective October 9, 2006.

     LAMAR M. CHAMBERS (age 51) is Vice President and Controller of Ashland and has served in such capacities since 2004. During the past five years, he has also served as Senior Vice President - Finance & Administration of APAC.

     SUSAN  B.  ESLER  (age 45) is Vice  President  - Human  Resources  and
Communications of Ashland and has served in such capacity since October 2006. During the past five years, she has also served as Vice President - Human Resources, and Director of Corporate Human Resources of Ashland.

     THEODORE L. HARRIS (age 41) is Vice President of Ashland and President of Ashland Distribution and has served in such capacities since October 2006. During the past five years, he has also served as Vice President and General Manager of the Composite Polymers Division, and as a general manager, food ingredients division for FMC Corporation.

     SAMUEL J. MITCHELL, JR. (age 45) is Vice President of Ashland and President of Ashland Consumer Markets and has served in such capacities since 2002. During the past five years, he has also served as President of Valvoline and Vice President and General Manager of Valvoline Retail Business.

     R. KIRK RANDOLPH* (age 43) was Vice President of Ashland and President of APAC, and served in such capacities from September 2005 until August 2006. During the past five years, he has also served as Vice President - Design/Build, Vice President of Operations Support, and Regional Vice President of APAC. Mr. Randolph resigned from Ashland effective August 28, 2006, as a result of the APAC Transaction.

     PETER H. RIJNEVELDSHOEK (age 54) is Vice President of Ashland and President of Ashland Europe and has served in such capacities since October 2006. During the past five years, he has also served as Senior Vice
President, Performance Materials (formerly Thermoset Resins), Vice President Europe, Asia and Africa, Drew Industrial Division, and Director European Shared Business Services.

     MICHAEL J. SHANNON (age 46) is Vice President of Ashland and President of Ashland Global Supply Chain and has served in such capacities since January and October 2006, respectively. During the past five years, he has also served as Executive Vice President, Global Supply Chain, Senior Vice President, Performance Materials (formerly Thermoset Resins) and Vice
President and General Manager of the Petrochemical Division and the Engineering Department.

     WALTER H. SOLOMON (age 46) is Vice President and Chief Growth Officer of Ashland and has served in such capacities since 2005. During the past five years, he has also served as Senior Vice President and General Manager, Retail Business of Valvoline, and as President and Chief Executive Officer of Connectmail, Ltd.

     FRANK L. WATERS (age 45) is Vice President of Ashland and President of Ashland Water Technologies and Ashland Performance Materials and has served in such capacities since 2002 and October 2006, respectively. During the past five years, he has also served as President of Ashland Distribution and Vice President and General Manager of Ashland Plastics - Europe.

     *Messrs. Cappeline and Randolph were executive officers of Ashland during the fiscal year ended September 30, 2006; however, they are no longer serving as executive officers of Ashland.

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

     See Quarterly Financial Information on page F-33 for information relating to market price and dividends of Ashland's Common Stock.

     At November 20, 2006, there were approximately 14,400 holders of record of Ashland's Common Stock. Ashland Common Stock is listed on the New York and Chicago stock exchanges (ticker symbol ASH) and has trading privileges on the Boston, National (formerly Cincinnati Stock Exchange), Pacific and Philadelphia stock exchanges.

     There were no sales of unregistered securities required to be reported under Item 701 of Regulation S-K.

     The following table summarizes information regarding purchases of Ashland Common Stock by Ashland during the fourth quarter of fiscal 2006.

                 Issuer Purchases of Equity Securities (1)

                                                                                                 Maximum number
                                                                         Total number of        (or approximate
                                        Total        Average price     shares purchased      dollar value) of shares
                                      number of     paid per share,   as part of publicly        that may yet be
                                        shares        including         announced plans        purchased under the
Period                                purchased       commission          or programs           plans or programs
--------------------------           -----------    --------------    -------------------    -----------------------
                                         (a)              (b)                 (c)                     (d)

July 1 - July 31                              0              0                      0             $209,068,589
August 1 - August 31                  1,190,200         $63.18              1,190,200             $133,866,021
September 1 - September 30            3,078,700         $62.52              3,078,700           6,069,800 shares
                                      ---------         ------              ---------           ----------------
     Total                            4,268,900         $62.70              4,268,900           6,069,800 shares
                                      =========         ======              =========           ================

(1) During the quarter ended September 30, 2006, Ashland repurchased shares of Ashland Common Stock (the "Shares") pursuant to publicly announced programs. Prior to September 14, 2006, Shares were repurchased pursuant to a stock repurchase program originally announced on July 21, 2005, in an amount of $270 million. After repurchasing $196 million in Shares under the original authorization, Ashland announced on January 25, 2006, that the authorization had been increased by an additional $176 million, to a total of $250 million at that time. As of September 14, 2006, Ashland had completed all repurchases to be made under that program.

    On September 14, 2006, Ashland announced a new program under which it is authorized to repurchase a total of 7 million Shares. Shares repurchased by Ashland between September 15 and September 30, 2006, were made pursuant to this new program.

ITEM 6. SELECTED FINANCIAL DATA

     See Five-Year Selected Financial Information on page F-34.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-11.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Quantitative and Qualitative Disclosures about Market Risk on page
M-12.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures - As of September 30, 2006, Ashland, under the supervision and with the participation of Ashland's management, including Ashland's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2006.

     Internal Control - See Management's Report on Internal Control Over Financial Reporting on page F-2 and Report of Independent Registered Public Accounting Firm on page F-3.

     Changes in Internal Control Over Financial Reporting - There has been no change in Ashland's internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, Ashland's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information to appear under the captions "Election of Directors" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" in Ashland's definitive Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2006. See also the list of Ashland's executive officers and related information under "Executive Officers of Ashland" in Part I - Item X in this annual report on Form 10-K.

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

     The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2006. Except as disclosed in the narrative to the table, all plans were approved by shareholders of Ashland.


                                             Equity Compensation Plans

                                                              Equity Compensation Plan Information
                                         ----------------------------------------------------------------------------
                                                                                               Number of securities
                                          Number of securities                                remaining available for
                                            to be issued upon         Weighted-average        future issuance under
                                                exercise             exercise price of      equity compensation plans
                                         of outstanding options,    outstanding options,      (excluding securities
Plan Category                              warrants and rights      warrants and rights      reflected in column (a))
-------------------------------------    -----------------------    --------------------    -------------------------
                                                   (a)                       (b)                         (c)
Equity compensation plans approved by
     security holders......................     2,600,732                  $41.56                   4,761,679 (2)
Equity compensation plans
     not approved by security holders......           909 (1)              $39.58                   1,000,000 (3)
                                                ---------                  ------                   ---------
             Total.........................     2,601,641                  $41.56                   5,761,679
                                                =========                  ======                   =========

(1) The Ashland Inc. Stock Option Plan for Employees of Joint Ventures was not approved by Ashland's shareholders. This plan was approved by Ashland's Board of Directors on September 17, 1998, and was specifically designed to grant stock options and/or SARs to employees of joint ventures in which Ashland has an interest. There are currently no shares reserved for future issuance under this plan. The Board of Directors authorized the issuance of the shares at the time the stock options were granted. The stock options listed in the table above were granted to certain MAP employees. All stock options and SARs granted under this plan expired on November 19, 2005, except for grants made to employees who have been reemployed by Ashland.

(2) Includes 3,992,500 shares available for issuance under the 2006 Ashland Inc. Incentive Plan, 403,229 shares available for issuance under the Deferred Compensation Plan for Employees, and 365,950 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information to appear under the caption "Corporate Governance - Certain Relationships and Transactions" in Ashland's Proxy Statement.

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

     (B) DOCUMENTS REQUIRED BY ITEM 601 OF REGULATION S-K

         3.1 - Third Restated Articles of Incorporation of Ashland effective May 17, 2006 (filed as Exhibit 3(i) to Ashland's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

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

     The following Exhibits 10.1 through 10.20 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulation S-K.

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

         10.4 - Amendment No. 1 to Ashland Inc. Deferred Compensation Plan for Employees (2005) (filed as Exhibit 10.4 to Ashland's annual report on Form 10-K for fiscal year ended September 30, 2005, and incorporated herein by reference).

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

         10.7 - Amendment No. 1 to Eleventh Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as Exhibit 10.7 to Ashland's annual report on Form 10-K for fiscal year ended September 30, 2005, and incorporated herein by reference).

         10.8   - Ashland Inc. Salary  Continuation  Plan (filed as Exhibit
                  10.5 to Ashland's annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).

         10.9 - Form of Ashland Inc. Executive Employment Contract between Ashland Inc. and certain executives of Ashland (filed as Exhibit 10.1 to Ashland's Form 8-K filed on September 25, 2006, and incorporated herein by reference).

         10.10 - Form of Indemnification Agreement between Ashland Inc. and members of its Board of Directors (filed as Exhibit
                  10.10 to Ashland's annual report on Form 10-K for fiscal year ended September 30, 2005, and incorporated herein by reference).

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

         10.16 - 2006 Ashland Inc. Incentive Plan (filed as Exhibit 10 to Ashland's Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).

         10.17  - Forms  of  Notice  granting  Stock  Appreciation  Rights
                  Awards.

         10.18  - Form of Notice granting Restricted Stock Awards.

         10.19  - Form of Notice granting Nonqualified Stock Option Awards.

         10.20 - Letter Agreement between Ashland Inc. and Gary A. Cappeline regarding severance.

         10.21 - Five-Year, $350 Million Revolving Credit Agreement dated as of March 21, 2005 (filed as Exhibit 10.1 to Ashland's Form 8-K filed on March 24, 2005, and incorporated herein by reference).

         10.22* - Master   Agreement  dated  as  of  March  18,  2004,  and
                  Amendment No. 1 dated as of April 27, 2005, among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (filed as Exhibit
                  2.1 to Ashland's Form S-4/A dated and filed May 19, 2005, and incorporated herein by reference).

         10.23* - Amended and  Restated Tax Matters  Agreement  dated April
                  27, 2005, among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (filed as Annex B to Ashland's Form S-4/A dated and filed May 19, 2005, and incorporated herein by reference).

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

         10.25 - Stock Purchase Agreement between Ashland Inc. and Oldcastle Materials, Inc., dated August 19, 2006 (filed as Exhibit 10.1 to Ashland's Form 8-K filed on August 28, 2006, and incorporated herein by reference).

         10.26  - Amended and Restated  Stock Trading Plan between  Ashland
                  Inc.  and  Credit  Suisse   Securities  (USA)  LLC, dated
                  September 20, 2006.

         11     - Computation of Earnings Per Share (appearing on page F-12 of this annual report on Form 10-K).

         12     - Computation of Ratio of Earnings to Fixed Charges.

         21     - List of Subsidiaries.

         23.1   - Consent of Independent Registered Public Accounting Firm.

         23.2   - Consent of Hamilton, Rabinovitz & Alschuler, Inc.

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

                              ASHLAND INC.
                              (Registrant)
                              By:
                              /s/ J. Marvin Quin
                              -------------------------------------------------
                              J. Marvin Quin
                              Senior Vice President and Chief Financial Officer
                              Date:  November 28, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 28, 2006.

      SIGNATURES                                  CAPACITY
      ----------                                  --------

/s/ James J. O'Brien         Chairman of the Board, Chief Executive Officer
-----------------------      and Director
James J. O'Brien

/s/ J. Marvin Quin           Senior Vice President and Chief Financial Officer
-----------------------
 J. Marvin Quin

/s/ Lamar M. Chambers        Vice President and Controller
-----------------------
Lamar M. Chambers

           *                 Director
-----------------------
Ernest H. Drew

           *                 Director
-----------------------
Roger W. Hale

           *                 Director
-----------------------
Bernadine P. Healy

           *                 Director
-----------------------
Mannie L. Jackson

           *                 Director
-----------------------
Kathleen Ligocki

           *                 Director
-----------------------
Patrick F. Noonan

           *                 Director
-----------------------
George A. Schaefer, Jr.

           *                 Director
-----------------------
Theodore M. Solso

           *                 Director
-----------------------
Michael J. Ward


*By:     /s/ David L. Hausrath
         -----------------------------------
         David L. Hausrath
         Attorney-in-Fact

Date:    November 28, 2006

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table shows revenues, operating income and operating information by industry segment for each of the last three years ended September 30.


(In millions)                                                   2006         2005         2004
-----------------------------------------------------------------------------------------------
SALES AND OPERATING REVENUES
Performance Materials (a)                                  $   1,425    $   1,369    $   1,026
Distribution                                                   4,070        3,810        3,199
Valvoline                                                      1,409        1,326        1,297
Water Technologies (a)                                           502          394          360
Intersegment sales                                              (173)        (168)        (106)
                                                           ----------   ----------   ----------
                                                           $   7,233    $   6,731    $   5,776
                                                           ==========   ==========   ==========
OPERATING INCOME
Performance Materials (a)                                  $     112    $      88    $      42
Distribution                                                     120           99           56
Valvoline                                                        (21)          59           77
Water Technologies (a)                                            14           11           14
Refining and Marketing (b)                                         -          486          383
Unallocated and other (c)                                        (55)         (72)         (47)
                                                           ----------   ----------   ----------
                                                           $     170    $     671    $     525
                                                           ==========   ==========   ==========
OPERATING INFORMATION
Performance Materials (d)
   Sales per shipping day                                  $     5.7    $     5.4    $     4.0
   Pounds sold per shipping day                                  4.9          5.4          5.1
   Gross profit as a percent of sales                           22.5%        20.4%        20.4%
Distribution (d)
   Sales per shipping day                                  $    16.2    $    15.1    $    12.6
   Pounds sold per shipping day                                 18.9         19.2         19.4
   Gross profit as a percent of sales                            9.5%         9.7%         9.6%
Valvoline (d)
   Lubricant sales gallons                                     168.7        175.4        191.6
   Premium lubricants (percent of U.S. branded volumes)         23.1%        23.4%        21.5%
   Gross profit as a percent of sales                           19.9%        26.6%        28.2%
Water Technologies (d)
   Sales per shipping day                                  $     2.0    $     1.6    $     1.4
   Gross profit as a percent of sales                           43.7%        47.8%        49.3%

-----------------------------------------------------------------------------------------------

(a) In the June 2006 quarter, Ashland redefined its reporting segments as it continues to evolve into a diversified chemical company. Performance Materials and Water Technologies were formerly combined under Ashland Specialty Chemical. Prior periods have been conformed to the current period presentation.
(b) Includes  Ashland's equity income from Marathon  Ashland  Petroleum LLC
    (MAP) through June 30, 2005, amortization related to Ashland's excess investment in MAP, and other activities associated with refining and marketing.
(c) Includes corporate costs previously allocated to APAC of $41 million in 2006, $45 million in 2005 and $42 million in 2004.
(d) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.

RESULTS OF OPERATIONS

     Ashland's net income amounted to $407 million in 2006, $2,004 million in 2005 and $378 million in 2004. Income from continuing operations amounted to $183 million in 2006, $1,958 million in 2005 and $311 million in 2004. Results for 2005 included a net gain of $1,531 million from the MAP Transaction and a related loss on the early retirement of debt, as described in Note E of Notes to Consolidated Financial Statements. Ashland's results from discontinued operations included an after-tax gain on the sale of APAC of $110 million in 2006, net income from APAC of $115 million in 2006, $47 million in 2005 and $87 million in 2004, and after-tax charges associated with estimated future asbestos liabilities less probable insurance recoveries of $1 million in 2006, $1 million in 2005 and $18 million in 2004.

     Ashland's operating income amounted to $170 million in 2006, $671 million in 2005 and $525 million in 2004. Included in these amounts is Refining and Marketing operating income of $486 million in 2005 and $383 million in 2004. The 2005 results reflect nine months of equity income from Ashland's 38% ownership interest in MAP through June 30, 2005, when Ashland transferred its interest in MAP to Marathon (as described in Note E of Notes to Consolidated Financial Statements), while 2004 includes a full year of equity income from MAP. An analysis of operating income by industry segment follows.

     During 2006, Ashland redefined its reporting segments as it continues to evolve into a diversified, global chemical company. Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed since these businesses serve different markets and recent acquisitions have made Water Technologies a much larger and more distinct part of Ashland.

     Segment operating results reflect new methodology adopted in October 2005 for allocating substantially all corporate expenses to Ashland's operating businesses, with the exception of certain legacy costs or items clearly not associated with the operating divisions. Additional corporate expenses allocated to Ashland's four remaining operating divisions under this new methodology amounted to $70 million in 2006, $89 million in 2005 and $81 million in 2004. However, the sale of APAC in August 2006 and the reclassification of APAC's results as discontinued operations impacted this methodology change. Under generally accepted accounting principles, allocations of general corporate overhead may not be allocated to discontinued operations for financial statement presentation. As a result, the "Unallocated and other" component of operating income primarily represents corporate overhead previously allocated to APAC. Results for prior periods have been reclassified to conform to the new allocation methodology.

PERFORMANCE MATERIALS

     Performance Materials reported record operating income of $112 million for 2006, a 27% increase compared to $88 million for 2005. Sales and operating revenues increased 4%, from $1,369 million for 2005 to $1,425 million for 2006, reflecting increased prices. The gross profit margin increased to 22.5% from 20.4% in 2005, resulting in a $56 million increase in operating income. Pounds per shipping day decreased 9% from 5.4 million pounds for 2005 to 4.9 million pounds for 2006, resulting in an $18 million decline in operating income. When these volumes are adjusted for the maleic anhydride business transferred to Marathon as part of the MAP Transaction in 2005 the volumes decreased 2%. Selling, general and administrative (SG&A) expenses increased $4 million in the 2006 period, reflecting a $3 million increase in environmental remediation expenses, while the 2005 period included $11 million in gains from the sale of an idle plant and the termination of a product supply contract.

     Performance Materials reported operating income of $88 million for 2005, a 110% improvement compared to $42 million for 2004. Sales and operating revenues increased 33%, from $1,026 million for 2004 to $1,369 million for 2005, reflecting increased prices and increased volumes from the December 2004 acquisition of the DERAKANE(R) resins business. The gross profit margin was unchanged at 20.4%, resulting in a $48 million increase in operating income on the increased sales. Pounds per shipping day increased 6% from 5.1 million pounds for 2004 to 5.4 million pounds for 2005, resulting in a $16 million increase in operating income. SG&A expenses increased $27 million in the 2005 period, reflecting the
DERAKANE(R) acquisition and a $3 million increase in environmental remediation expenses. In addition, the 2005 period included $11 million in gains from the sale of an idle plant and the termination of a product supply contract, while the 2004 period included a $6 million gain on the sale of some idle land.

DISTRIBUTION

     Distribution reported record operating income of $120 million for 2006, a 21% increase compared to $99 million for 2005. Sales and operating revenues were a record $4,070 million for 2006, a 7% increase compared to $3,810 million for 2005. Gross profit as a percent of sales decreased from 9.7% for 2005 to 9.5% for 2006, but increased on a cents per pound basis, resulting in a $24 million increase in operating income. Pounds per shipping day declined 2% from 19.2 million pounds in 2006 to 18.9 million pounds in 2005, reducing operating income by $7 million. A disciplined cost structure resulted in a decline in SG&A expenses of $7 million, despite a $4 million increase in environmental remediation expenses.

     Distribution reported operating income of $99 million for 2005, a 77% improvement compared to $56 million for 2004. Sales and operating revenues increased 19% from $3,199 million in 2004 to $3,810 million in 2005, reflecting increased selling prices, as pounds per shipping day declined 1% due to the disposition of the ingestibles business. Adjusting for the ingestibles disposition, pounds per shipping day increased 1%. Gross profit as a percent of sales increased slightly, from 9.6% to 9.7%, demonstrating the division's success in passing through rising raw material costs and aggressively managing expenses. The slight margin increase on higher sales dollars resulted in a $64 million increase in gross profit, partially offset by a $4 million decline due to lower volumes. SG&A expenses increased $15 million, including a $5 million increase in environmental remediation expenses.

VALVOLINE

     Valvoline reported an operating loss of $21 million for 2006, compared to operating income of $59 million for 2005. The decline primarily reflected rapidly rising raw material costs which eroded the gross profit margin as it decreased from 26.6% in 2005 to 19.9% in 2006, resulting in a $57 million decline in operating income. The lower margin reflected increases in material costs, which were not fully offset by price increases in the marketplace. Lubricant sales volumes declined 4%, from 175.4 million gallons in 2005 to 168.7 million gallons in 2006, reflecting a weak consumer market. The net impact of volume fluctuations in all product lines resulted in an $11 million decrease in operating income. Also included in 2006 results was an impairment charge of $4 million related to certain Valvoline Instant Oil Change (VIOC) locations. International operating income declined 40% primarily due to higher raw material costs. SG&A expenses increased $10 million compared to the prior year, reflecting higher costs related to GlobalOne, litigation issues and severance.

     Valvoline reported operating income of $59 million for 2005, compared to $77 million for 2004. The decline primarily reflected an 8% decrease in lubricant sales volumes from 191.6 million gallons in 2004 to 175.4 million gallons in 2005, resulting in a $14 million decrease in gross profit. SG&A expenses, including GlobalOne and allocated corporate expenses, increased $7 million compared to the prior year. Earnings from VIOC decreased 16% due to the sale of 60 VIOC centers to Marathon in the MAP Transaction on June 30, 2005, and a decrease in the number of oil changes. Partially offsetting these decreases were record results from Valvoline's international operations, which increased 38% compared to 2004 on the strength of improved results in Europe and Latin America.

WATER TECHNOLOGIES

     Water Technologies reported operating income of $14 million for 2006 compared to $11 million for 2005. Results for 2006 included an $8 million foreign currency hedge gain on the May 2006 acquisition of the water treatment business of Degussa AG and a $1 million gain on insurance settlements, partially offset by a $6 million charge for severance costs due to restructuring the business. The operations acquired in the Degussa acquisition, now operating as the Environmental and Process Solutions
(E&PS) group within Water Technologies, added $5 million to operating income. Excluding the impact of these items, operating income declined $5 million. Sales and operating revenues increased 27% to $502 million in 2006, compared to $394 million in 2005. The E&PS business accounted for $82 million, or 21%, of the increase. The gross profit margin decreased from 47.8% in 2005 to 43.7% in 2006, as price increases could not keep pace with rising raw material costs. This decrease also reflects the acquired E&PS business, which has a lower gross profit percentage than Ashland's other water businesses.

     Water Technologies reported operating income of $11 million for 2005 compared to $14 million for 2004. Sales and operating revenues increased 9% to $394 million for 2005 compared to $360 million for 2004. The gross profit margin decreased from 49.3% in 2004 to 47.8% in 2005, as rising raw material costs could not be fully recovered through price increases.

REFINING AND MARKETING

     Operating income from Refining and Marketing, which consisted primarily of equity income from Ashland's 38% ownership interest in MAP through June 30, 2005, amounted to $486 million in 2005, compared to $383 million in 2004. Equity income from MAP's refining and marketing operations for the nine months ended June 30, 2005 was $114 million higher than for all of 2004, reflecting an increase of $1.47 per barrel in its refining and wholesale marketing margin. Equity income from MAP's retail operations (Speedway SuperAmerica and a 50% interest in the Pilot Travel Centers joint venture) for the nine months ended June 30, 2005 was $4 million higher than for all of 2004, reflecting higher merchandise margins. Equity income from MAP's transportation operations for the nine months ended June 30, 2005 was $8 million lower than for all of 2004, reflecting the three less months of operations during Ashland's period of ownership. Ashland's environmental remediation expenses for former refining and marketing sites, including those conveyed to MAP for which Ashland retained remediation obligations up to a maximum of $50 million for costs incurred on or after January 1, 2004, amounted to $23 million in 2005, versus income of $6 million in 2004 resulting from reductions in estimated reserves.

UNALLOCATED AND OTHER

     Unallocated and other costs, consisting of certain legacy costs or items clearly not associated with the operating divisions, were $55 million in 2006, $72 million in 2005 and $47 million in 2004. As described on page M-2, these amounts included costs previously allocated to APAC of $41 million in 2006, $45 million in 2005 and $42 million in 2004. In addition to the ongoing costs that typically occur each year related to formerly owned businesses, 2006 included $17 million in environmental remediation expenses, income of $11 million from an insurance claim recovery and income of $5 million from the favorable adjustment to the previously estimated withdrawal premium due Oil Insurance Limited (OIL), the energy-industry mutual insurance consortium in which Ashland terminated its participation effective December 31, 2005. Included in 2005 were $20 million in charges for estimated future premiums due OIL, resulting from a higher level of losses than anticipated for the members of OIL, due primarily to the effects of a highly active hurricane season during 2005.

(LOSS) GAIN ON THE MAP TRANSACTION

     See Note E of Notes to Consolidated Financial Statements for a discussion of the MAP Transaction and the resulting pretax gain of $1,284 million recorded in 2005. Ashland recorded a loss on the MAP Transaction of $5 million in 2006, as a result of a decrease in the discounted receivable from Marathon for the estimated present value of future tax deductions. The loss resulted primarily from a $4 million reclassification of certain tax benefits related to previously owned businesses of Ashland. The offsetting benefit was recorded in income taxes as deferred tax benefits.

LOSS ON EARLY RETIREMENT OF DEBT

     See Note E of Notes to Consolidated Financial Statements for a discussion of the early retirement of debt associated with the MAP Transaction, which resulted in a pretax loss of $145 million recorded in 2005.

NET INTERERST AND OTHER FINANCING INCOME (COSTS)

     The following table summarizes the components of net interest and other financing income (costs).


(In millions)                                         2006         2005         2004
-------------------------------------------------------------------------------------
NET INTEREST AND OTHER FINANCING INCOME (COSTS)
Interest income                                  $      59    $      15   $        6
Interest expense                                        (8)         (90)        (114)
Expenses on sales of accounts receivable                 -           (4)          (3)
Other financing costs                                   (4)          (3)          (3)
                                                 ----------   ----------  -----------
                                                 $      47    $     (82)  $     (114)
                                                 ==========   ==========  ===========

     The decrease in interest expense and increase in interest income for 2006 and 2005 reflect the retirement of most of Ashland's debt from the proceeds of the MAP Transaction in June 2005 as described in Note E of Notes to Consolidated Financial Statements, and the temporary investment of the remaining proceeds in cash equivalents and short-term, available-for-sale securities.

INCOME TAX (EXPENSE) BENEFIT

     Ashland's income tax expense for 2006 included $32 million in tax benefits unrelated to pretax earnings for 2006. During 2006, Ashland recognized $16 million in tax benefits resulting from the resolution of domestic and foreign tax matters and the reevaluation of income tax reserves related to prior years. Also during 2006, $16 million in tax benefits were recorded to adjust the 2005 income tax provision to the 2005 tax returns as ultimately filed.

     As described in Note E of Notes to Consolidated Financial Statements, Ashland's income tax benefit for 2005 included a benefit of $335 million associated with the MAP Transaction, resulting from the reversal of deferred tax liabilities. Also as described in Note E, the pretax gain of $1,284 million was non-taxable to Ashland. Ashland's income tax benefit for 2005 also included $39 million in tax benefits related to prior years. These benefits resulted primarily from a favorable settlement with the Internal Revenue Service (IRS) for the 1996-1998 audit period and the reevaluation of income tax reserves related to other years.

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

     Excluding these identified items, Ashland's adjusted effective tax rate was 28.8% in 2006, compared to 32.4% in 2005 and 36.0% in 2004. The overall effective rate was lower in 2006 than in 2005 and 2004 due to Ashland's lower level of pretax income from continuing operations in 2006 and the resulting larger relative portion of those earnings derived from income taxed at less than full U.S. statutory rates. See Note M of Notes to Consolidated Financial Statements for the reconciliation of Ashland's tax provision for the last three years to the 35% U.S. statutory rate.

INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)

     Results of Ashland's discontinued operations are summarized below. See Note D of Notes to Consolidated Financial Statements for an explanation of these amounts.


(In millions)                                                   2006         2005         2004
-----------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)
APAC
  Results of operations                                    $     115    $      47    $      87
  Gain on sale of operations                                     110            -            -
Asbestos-related litigation reserves and expenses                 (1)          (1)         (18)
Electronic Chemicals - loss on sale of operations                  -            -           (2)
                                                           ----------   ----------   ----------
                                                           $     224    $      46    $      67
                                                           ==========   ==========   ==========

     Ashland recorded an after-tax gain on the sale of APAC of $110 million in 2006. Net income from the results of operations of APAC amounted to $115 million in 2006, $47 million in 2005 and $87 million in 2004. The increase from 2005 to 2006 reflected improved margins on construction jobs and material sales and favorable weather. The decline from 2004 to 2005 reflected weather delays due to the highly active hurricane and tropical storm season in 2005 and rapidly rising raw material and energy costs.

FINANCIAL POSITION

LIQUIDITY

     Cash flows from operating activities from continuing operations, a major source of Ashland's liquidity, amounted to a cash inflow of $148 million in 2006, a cash outflow of $64 million in 2005 and a cash inflow of $43 million in 2004. Such amounts included cash distributions from MAP of $272 million in 2005 and $146 million in 2004. During 2006, Ashland paid income taxes of $140 million, compared with $299 million in 2005 and $84 million in 2004. Ashland contributed $105 million to its qualified pension plans in 2006, compared with $121 million in 2005 and $137 million in 2004. Cash payments for interest expense amounted to $9 million in 2006, $119 million in 2005 and $116 million in 2004. Cash flows from operating activities of discontinued operations, consisting primarily of the operating cash flows from APAC, amounted to cash inflows of $197 million in 2006, $53 million in 2005 and $143 million in 2004.

     Ashland's financial position has enabled it to obtain capital for its financing needs. Following shareholder approval of the MAP Transaction in June 2005, Moody's lowered Ashland's senior debt rating from Baa2 to Ba1, their highest non-investment grade rating, and also lowered Ashland's commercial paper rating from P-3 to N-P (Not-Prime), citing the annual cash flow lost from the operations sold. In August 2006, Standard & Poor's lowered Ashland's senior debt rating from BBB- to BB+, their highest non-investment grade rating, and lowered Ashland's commercial paper rating from A-3 to B, citing Ashland's intention to distribute the APAC proceeds to shareholders instead of using the proceeds for business investment. Ashland has a revolving credit agreement that expires on March 21, 2010, which provides for up to $350 million in borrowings. The borrowing capacity under this facility was reduced by $108 million of letters of credit outstanding at September 30, 2006. The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland's stockholders' equity. The covenant's terms would have permitted Ashland to borrow $4.6 billion at September 30, 2006, in addition to the actual total debt incurred at that time. Permissible total Ashland debt under the covenant's terms increases (or decreases) by 150% of any increase (or decrease) in stockholders' equity.

     At September 30, 2006,  working capital (excluding debt due within one year) amounted to $2,221 million, compared to $2,224 million at the end of 2005. Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $147 million at September 30, 2006 and $127 million at September 30, 2005. Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 175% of current liabilities at September 30, 2006, compared to 170% at September 30, 2005.

CAPITAL RESOURCES

     On September 14, 2006 Ashland's Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend. Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million. This amount is accrued as dividends payable in the Consolidated Balance Sheet at September 30, 2006. Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland's Board of Directors. See Note N of Notes to Consolidated Financial Statements for a description of Ashland's share repurchase programs.

     Ashland repurchased 6.7 million shares for $405 million during fiscal year 2006. Since the inception of the first described share repurchase program on July 21, 2005 through September 30, 2006, Ashland had repurchased a total of 8.4 million shares at a cost of $505 million. Following the completion of the current share repurchase program Ashland estimates it will have purchased approximately 18% of the shares outstanding on June 30, 2005. The stock repurchase actions are consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

     Property additions (excluding the property additions of the discontinued operations of APAC) amounted to $492 million during the last three years and are summarized in the Information by Industry Segment on page F-32. For the past three years, Performance Materials accounted for 30% of Ashland's capital expenditures, while Distribution accounted for 15%, Valvoline accounted for 26% and Water Technologies accounted for 12%. Capital used for acquisitions amounted to $323 million during the last three years, of which $103 million was invested in Performance Materials, $16 million in Distribution, $36 million in Valvoline and $168 million in Water Technologies. A summary of the capital employed in Ashland's current operations as of the end of the last three years follows.


(In millions)                        2006         2005         2004
-------------------------------------------------------------------
CAPITAL EMPLOYED
  Performance Materials        $      505   $      466   $      373
  Distribution                        564          513          449
  Valvoline                           489          483          388
  Water Technologies                  322          146          116


     During 2006, Ashland reduced its total debt by $12 million to $82 million and stockholders' equity decreased by $643 million to $3.1 billion. Increases in stockholders' equity resulting from $407 million of net income, $33 million from issuance of common shares under stock incentive and other plans, a $47 million decrease in the minimum pension liability and $28 million of translation gains associated with foreign operations were more than offset by decreases resulting from common stock repurchases of $405 million, the special cash dividend of $674 million related to the APAC divestiture, regular cash dividends of $78 million, and $1 million in unrealized losses on cash flow hedges. Debt as a percent of capital employed was 2.6% at September 30, 2006 compared to 2.5% at September 30, 2005.

     During 2007, Ashland expects capital expenditures of approximately $193 million compared with $175 million in 2006. The budgeted expenditures for 2007 include $20 million for compliance matters, $54 million for maintenance of capabilities, $62 million for productivity enhancements and cost reductions, and $57 million for growth projects. In 2004, Ashland initiated a multi-year SAP enterprise resource planning (ERP) project that is expected to increase efficiency and effectiveness in supply chain, financial, and environmental, health and safety processes. The implementation of the ERP system in the U.S. began in October 2006, and while early indications are that the initial implementation was successful, such implementations carry substantial risk, including the potential for business interruption and associated adverse impacts on operating results. The scope of the project was expanded in 2006 to include new, additional functionality and the overall costs for this project through 2008 are now expected to total approximately $140 million, of which approximately $110 million will be capitalized. Costs for 2007 are expected to total approximately $30 million, of which approximately $25 million will be capitalized.

     The following table aggregates Ashland's commitments to make future payments under existing contracts at September 30, 2006. Contractual cash obligations for which the ultimate settlement amounts are not fixed and determinable have been excluded.

                                                                    2008-        2010-       Later
(In millions)                            Total         2007         2009         2011        Years
---------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
Raw material purchase obligations    $     108    $      62    $      42    $       4    $       -
Employee benefit obligations (a)           372           88           58           64          162
Operating lease obligations                197           40           64           34           59
Long-term debt (b)                         116           18           36           10           52
                                     ----------   ----------   ----------   ----------   ----------
Total contractual obligations        $     793    $     208    $     200    $     112    $     273
                                     ==========   ==========   ==========   ==========   ==========

(a) Includes estimated funding of Ashland's qualified U.S. and non-U.S. pension plans for 2007, as well as projected benefit payments through 2016 under Ashland's nonqualified pension plans and other postretirement benefit plans. See Note Q of Notes to Consolidated Financial Statements for additional information.
(b) Includes principal and interest payments. Capitalized lease obligations are not significant and are included in long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

     Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates. Capitalized lease obligations are not significant and are included in long-term debt.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The preparation of Ashland's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include long-lived assets, employee benefit obligations, income taxes, reserves and associated receivables for asbestos litigation and environmental remediation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland's Board of Directors.

LONG-LIVED ASSETS

     The cost of plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). Asset impairment charges were $6 million in 2006 and were not significant in 2005 and 2004. Although circumstances can change considerably over time, Ashland is not aware of any impairment indicators that would necessitate periodic reviews on any significant asset within property, plant and equipment at September 30, 2006.

     Intangible assets with indefinite lives are subject to annual impairment tests. Such tests are completed separately with respect to the goodwill of each of Ashland's reporting units, which generally are synonymous with its industry segments. However, the individual operating divisions of Performance Materials and Water Technologies are also considered reporting units under FAS 142. Since market prices of Ashland's reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of those units. Fair values are based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of peer group companies for each of these reporting units. Ashland did not recognize any goodwill impairment during 2006 and 2005, and the amount recognized in 2004 was not significant. The most recent annual impairment tests indicated that the fair values of each of Ashland's reporting units with significant goodwill were in excess of their carrying values by at least 21% (except for the E&PS business of Water Technologies acquired in May 2006), and the consolidated fair values exceeded carrying values by approximately 40%. Despite that excess, however, impairment charges could still be required if a divestiture decision were made with respect to a particular business included in one of the reporting units.

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

     As of September 30, 2006, Ashland revised certain demographic assumptions used to determine its pension and other postretirement benefit costs. The mortality assumption was changed from the RP2000 Table for Healthy Lives to the RP2000 Combined Mortality Table for Males and Females
- Healthy Lives projected to 2006 using Scale AA. In addition, the rates of turnover were revised for current active members based on actual experience of plan participants for the period 2003 through 2005. The previous rates of turnover assumption were based on actual plan experience for the years 1996 through 2000. Current retirement rates are based upon actual experience. These changes were effective as of September 30, 2006 for disclosure purposes and for 2007 expense.

     The principal economic assumptions used to determine Ashland's pension and other postretirement benefit costs are the discount rate, the rate of compensation increase and the expected long-term rate of return on plan assets. Because Ashland's retiree health care plans contain various caps that limit Ashland's contributions and because medical inflation is expected to continue at a rate in excess of these caps, the health care cost trend rate has no material impact on Ashland's postretirement health care benefit costs.

     Beginning September 30, 2005, Ashland developed the discount rate used to determine the present value of its obligations under the U.S. pension and postretirement health and life plans by matching the stream of benefit payments from the plans to the Citigroup Pension Discount Curve Spot Rates. Ashland changed to this approach to better reflect the specific cash flows of these plans in determining the discount rate. The discount rate determined as of September 30, 2006 was 5.77% for the U.S. pension plans and 5.64% for the postretirement health and life plans. Non-U.S. pension plans followed a similar process based on financial markets in those countries where Ashland provides a defined benefit pension plan. The weighted-average discount rate for Ashland's U.S. and non-U.S. pension plans combined was 5.66% as of September 30, 2006. Previously, the discount rate for U.S. pension plans was based on the Moody's Aa Corporate Bond Index, adjusted for longer durations of the pension plans as compared to the shorter duration of the index, and also adjusted to convert the semi-annual coupons in the index to an annual discount rate. Ashland's expense under both U.S. and non-U.S. pension plans is determined using the discount rate as of the beginning of the fiscal year, which amounted to a weighted-average rate of 5.42% for 2006, 5.98% for 2005 and 6.20% for 2004. The rates used for the postretirement health and life plans were 5.33% for 2006, 6.00% for 2005 and 6.25% for 2004. The 2007 expense for the pension plans will be based on a weighted-average discount rate of 5.66%, while 5.64% will be used for the postretirement health and life plans.

     The weighted-average rate of compensation increase assumptions were 4.46% for 2006, 4.43% for 2005 and 4.43% for 2004, reflecting a 4.5% rate for the U.S. plans for all three years. The weighted-average long-term expected rate of return on assets was assumed to be 8.26% in 2006, 8.35% in 2005 and 8.35% in 2004, reflecting an 8.5% rate for the U.S. plans for all three years. The return on plan assets is subject to wide year-to-year variances. For 2006, the U.S. pension plan assets generated an actual return of 8.8%, compared to 14.0% in 2005 and 11.8% in 2004. However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances. Ashland has generated compounded annual investment returns of 8.8% and 8.0% on its U.S. pension plan assets over the last five-year and ten-year periods. The rate of compensation increase assumption for the U.S. plans will be reduced to 3.75% and the expected return on U.S. plan assets will be reduced to 7.75% in determining Ashland's pension costs for 2007. Shown below are the estimated increases in pension and postretirement expense that would have resulted from a 1% change in each of the assumptions for each of the last three years.

(In millions)                                           2006         2005         2004
---------------------------------------------------------------------------------------
INCREASE IN PENSION COSTS FROM
  Decrease in the discount rate                    $      25    $      22   $       21
  Increase in the salary adjustment rate                  11            9            9
  Decrease in the expected return on plan assets          11            9            7
INCREASE IN OTHER POSTRETIREMENT COSTS FROM
  Decrease in the discount rate                            2            2            2


INCOME TAXES

     Ashland is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining Ashland's provision for income taxes and the related assets and liabilities. Income taxes are accounted for under FASB Statement No. 109 (FAS 109), "Accounting for Income Taxes." The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred. Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

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

     Ashland retained Hamilton, Rabinovitz & Alschuler, Inc. (HR&A) to assist in developing and periodically updating independent and accurate reserve estimates for future asbestos claims and related costs given various assumptions. The methodology used by HR&A to project future asbestos costs is based largely on Ashland's recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense and claim settlement costs. Ashland's claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

     From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. During the most recent update of this estimate completed during 2006, it was determined that the reserves for asbestos claims should be increased by $104 million. This increase in the reserves was based on the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A. This increase resulted in total reserves for asbestos claims of $635 million at September 30, 2006, compared to $571 million at September 30, 2005.

     Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes. As a part of the process to develop Ashland's estimates of future asbestos costs, a range of long-term cost models is developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has estimated that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $1.9 billion, depending on the combination of assumptions selected in the various models. If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

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

     Ashland has estimated the value of probable insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there was a disagreement with these companies over the timing of recoveries. In estimating the value of future recoveries, Ashland has historically used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. On June 16, 2006 an arbitrator reached a decision essentially confirming that interpretation. Ashland will continue to apply this methodology based on this arbitration decision.

     At September 30, 2006, Ashland's receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $474 million, of which $65 million relates to costs previously paid. Receivables from insurers amounted to $400 million at September 30, 2005. The receivable was increased by $104 million during 2006, reflecting the updated model used for purposes of valuing the reserve described above, and its impact on the valuation of future recoveries from insurers. About 31% of the estimated receivables from insurance companies at September 30, 2006 are expected to be due from Equitas and other London companies. Of the remainder, approximately 97% is expected to come from companies or groups that are rated A or higher by A. M. Best.

ENVIRONMENTAL REMEDIATION

     Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2006, such locations included 72 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 110 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,230 service station properties, of which 218 are being actively remediated. Ashland's reserves for environmental remediation amounted to $199 million at September 30, 2006 and $176 million at September 30, 2005, of which $168 million at September 30, 2006 and $145 million at September 30, 2005 were classified in noncurrent liabilities on the Consolidated Balance Sheets. The total reserves for environmental remediation reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $57 million in 2006, $52 million in 2005 and $7 million in 2004.

     Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $310 million. No individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of the remediation reserve.

OUTLOOK

     Ashland is focused on growing as a diversified, global chemical company--organically and through acquisitions. Ashland's strong financial position and balanced approach to growth should create value for its investors and deliver needed solutions to its customers.

     Performance Materials should benefit from continued global economic growth. In the Composite Polymers business, North America, Europe and China are the three major, worldwide markets for unsaturated-polyester-resins. Although this business faces softness in the North American market, about
40% of Ashland's revenues in this business are generated outside North America. The European market has returned to growth after a slow 2005 and China is showing good growth. Within the U.S. market, traditional applications in the marine and residential construction segments are slowing. Certain applications, such as composite windows and doors, continue to thrive, primarily as a result of material substitution. In addition, several other market segments remain strong--specifically, the electrical, power, and infrastructure segments.

     Distribution's performance will be largely determined by growth of the North American economy. Ashland's focus will be on continued cost control and efforts to grow volume. Distribution benefited early in fiscal 2006 from temporary supply disruptions, and the resultant pricing volatility that followed Hurricanes Katrina and Rita. Distribution's ability to execute well should help it navigate through changing economic conditions.

     Recent developments in Valvoline's market place are encouraging. Ashland's price increases and recent reductions in base lube oil costs are beginning to have a positive impact on margins. In addition, recent cost-cutting efforts have eliminated $17 million of costs from Valvoline's 2007 budget. Valvoline should return to profitability beginning with the December 2006 quarter.

     The strong performance of Water Technologies in the September 2006 quarter is also encouraging. Recent cost-cutting efforts have eliminated $10 million of costs from this business for fiscal 2007. In addition, Water Technologies should benefit from its business model redesign, as well as the E&PS business acquired at the end of May 2006.

     Ashland's sales and operating revenues are normally subject to seasonal variations. The following table compares operating income by quarter for the three years ended September 30, 2006, excluding Refining and Marketing operations, to illustrate the historical seasonality of Ashland's remaining four wholly-owned businesses. Amounts for each quarter do not necessarily total to results for the year due to rounding.

(In millions)                       2006         2005         2004
-------------------------------------------------------------------
QUARTERLY OPERATING INCOME
December 31                    $      46    $      31   $       28
March 31                              49           65           35
June 30                               47           67           37
September 30                          28           21           41

EFFECTS OF INFLATION AND CHANGING PRICES

     Ashland's financial statements are prepared on the historical cost method of accounting and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Although annual inflation rates have been low in recent years, Ashland's results are still affected by the cumulative inflationary trend from prior years.

     Certain   of  the   industries   in   which   Ashland   operates   are
capital-intensive, and replacement costs for its plant and equipment generally would exceed their historical costs. Accordingly, depreciation and amortization expense would be greater if it were based on current replacement costs. However, since replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive than existing facilities, mitigating part of the increased expense.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Ashland regularly uses commodity-based and foreign currency derivative instruments to manage its exposure to price fluctuations associated with the purchase of butane and natural gas, as well as certain transactions denominated in foreign currencies. All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders' equity section of the Consolidated Balance Sheet as a component of total comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. Ashland has designated a limited portion of its foreign currency derivatives as qualifying for hedge accounting treatment, but their impact on the consolidated financial statements is not significant. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts. Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2006 does not have significant credit risk on open derivative contracts. The potential loss from a hypothetical 10% adverse change in commodity prices or foreign currency rates on Ashland's open commodity-based and foreign currency derivative instruments at September 30, 2006 would not significantly affect Ashland's consolidated financial position, results of operations, cash flows or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

                                                                          PAGE
                                                                     ----------

Management's report on internal control over financial reporting ...       F-2

Reports of independent registered public accounting firm ...........  F-3, F-4

Consolidated financial statements:

   Statements of consolidated income ...............................       F-5

   Consolidated balance sheets .....................................       F-6

   Statements of consolidated stockholders' equity .................       F-7

   Statements of consolidated cash flows ...........................       F-8

   Notes to consolidated financial statements ......................       F-9

Information by industry segment ....................................      F-31

Quarterly financial information ....................................      F-33

Consolidated financial schedule:

   Schedule II - Valuation and qualifying accounts .................      F-33

Five-year selected financial information ...........................      F-34

     Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements of unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note F of Notes to Consolidated Financial Statements.

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

     The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee. The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland's policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function. The Committee holds meetings with Ashland's internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland's financial reporting and their evaluation of Ashland's internal controls. The report of Ashland's Audit Committee can be found in the Company's 2006 Proxy Statement.

     Management assessed the effectiveness of Ashland's internal control over financial reporting as of September 30, 2006. Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2006.

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



November 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

     We have audited the accompanying consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Ashland Inc. and consolidated subsidiaries' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above (appearing on pages F-5 to F-32 of this annual report on Form 10-K) present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ashland Inc. and consolidated subsidiaries' internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2006 expressed an unqualified opinion thereon.

                                                      /s/ Ernst & Young LLP
Cincinnati, Ohio
November 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Ashland Inc. and consolidated subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ashland Inc. and consolidated subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that Ashland Inc. and consolidated subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ashland Inc. and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006 and our report dated November 20, 2006 expressed an unqualified opinion thereon.

                                                      /s/ Ernst & Young LLP
Cincinnati, Ohio
November 20, 2006

Ashland Inc. and Consolidated Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
Years Ended September 30


(In millions except per share data)                                        2006         2005         2004
----------------------------------------------------------------------------------------------------------
REVENUES
Sales and operating revenues                                          $   7,233    $   6,731    $   5,776
Equity income - Note F                                                       11          525          412
Other income                                                                 33           39           26
                                                                      ----------   ----------   ----------
                                                                          7,277        7,295        6,214
COSTS AND EXPENSES
Cost of sales and operating expenses                                      6,030        5,545        4,721
Selling, general and administrative expenses                              1,077        1,079          968
                                                                      ----------   ----------   ----------
                                                                          7,107        6,624        5,689
                                                                      ----------   ----------   ----------
OPERATING INCOME                                                            170          671          525
(Loss) gain on the MAP Transaction - Note E  (a)                             (5)       1,284            -
Loss on early retirement of debt - Note E                                     -         (145)           -
Net interest and other financing income (costs) - Note H                     47          (82)        (114)
                                                                      ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       212        1,728          411
Income tax (expense) benefit - Note M                                       (29)         230         (100)
                                                                      ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS                                           183        1,958          311
Income from discontinued operations (net of income taxes) - Note D          224           46           67
                                                                      ----------   ----------   ----------
NET INCOME                                                            $     407    $   2,004    $     378
                                                                      ==========   ==========   ==========

EARNINGS PER SHARE - NOTE A
Basic
   Income from continuing operations                                  $    2.57    $   26.85    $    4.44
   Income from discontinued operations                                     3.16         0.64         0.97
                                                                      ----------   ----------   ----------
   Net income                                                         $    5.73    $   27.49    $    5.41
                                                                      ==========   ==========   ==========
Diluted
   Income from continuing operations                                  $    2.53    $   26.23    $    4.36
   Income from discontinued operations                                     3.11         0.62         0.95
                                                                      ----------   ----------   ----------
   Net income                                                         $    5.64    $   26.85    $    5.31
                                                                      ==========   ==========   ==========

(a) "MAP Transaction" refers to the June 30, 2005 transfer of Ashland's 38% interest in Marathon Ashland Petroleum LLC (MAP), Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion. See Note E for further information.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30

(In millions)                                                                 2006         2005
------------------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents                                                $   1,820    $     985
Available-for-sale securities - Note K                                         349          403
Accounts receivable (less allowances for doubtful accounts of
   $40 million in 2006 and $33 million in 2005)                              1,401        1,242
Inventories - Note A                                                           532          439
Deferred income taxes - Note M                                                  93          104
Other current assets                                                            55           22
Current assets of discontinued operations - Note D                               -          562
                                                                          ---------   ----------
                                                                             4,250        3,757
INVESTMENTS AND OTHER ASSETS
Goodwill and other intangibles - Note G                                        310          235
Asbestos insurance receivable (noncurrent portion) - Note P                    444          370
Deferred income taxes - Note M                                                 186          228
Other noncurrent assets                                                        450          419
Noncurrent assets of discontinued operations - Note D                            -          976
                                                                         ----------   ----------
                                                                             1,390        2,228
PROPERTY, PLANT AND EQUIPMENT - Note A
Cost
   Land                                                                         82           79
   Buildings                                                                   522          495
   Machinery and equipment                                                   1,260        1,137
   Construction in progress                                                    143          119
                                                                         ----------   ----------
                                                                             2,007        1,830
Accumulated depreciation and amortization                                   (1,057)      (1,000)
                                                                         ----------   ----------
                                                                               950          830
                                                                         ----------   ----------
                                                                         $   6,590    $   6,815
                                                                         ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Current portion of long-term debt - Note H                               $      12    $      12
Dividends payable                                                              674            -
Trade and other payables                                                     1,302        1,239
Income taxes                                                                    53           13
Current liabilities of discontinued operations - Note D                          -          281
                                                                         ----------   ----------
                                                                             2,041        1,545
NONCURRENT LIABILITIES
Long-term debt (less current portion) - Note H                                  70           82
Employee benefit obligations - Note Q                                          313          358
Asbestos litigation reserve (noncurrent portion) - Note P                      585          521
Other long-term liabilities and deferred credits                               485          482
Noncurrent liabilities of discontinued operations - Note D                       -           88
                                                                         ----------   ----------
                                                                             1,453        1,531
STOCKHOLDERS' EQUITY - Notes N & O
Common stock, par value $.01 per share, 200 million shares authorized
   Issued - 67 million shares in 2006 and 73 million shares in 2005              1            1
Paid-in capital                                                                240          605
Retained earnings                                                            2,899        3,251
Accumulated other comprehensive loss                                           (44)        (118)
                                                                         ----------   ----------
                                                                             3,096        3,739
                                                                         ----------   ----------
                                                                         $   6,590    $   6,815
                                                                         ==========   ==========

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                    other
                                                        Common      Paid-in      Retained   comprehensive
(In millions)                                            stock      capital      earnings            loss (a)     Total
------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003                       $       68    $     350    $    1,961       $    (126)    $   2,253
Total comprehensive income (b)                                                        378              20           398
Regular dividends, $1.10 per common share                                             (77)                          (77)
Issued 3,310,204 common shares under
   stock incentive and other plans (c)                       4          128                                         132
                                                    -----------   ----------   -----------      ----------    ----------
BALANCE AT SEPTEMBER 30, 2004                               72          478         2,262            (106)        2,706
Total comprehensive income (b)                                                      2,004             (12)        1,992
Regular dividends, $1.10 per common share                                             (79)                          (79)
Distribution of Marathon shares from the
   MAP Transaction - Note E                                                          (936)                         (936)
Change in par value of common stock - Note N               (74)          74                                           -
Issued 3,055,082 common shares under
   stock incentive and other plans (c)                       3          153                                         156
Repurchase of 1,768,600 common shares                                  (100)                                       (100)
                                                    -----------   ----------   -----------      ----------    ----------
BALANCE AT SEPTEMBER 30, 2005                                1          605         3,251            (118)        3,739
Total comprehensive income (b)                                                        407              74           481
Regular dividends, $1.10 per common share                                 2           (80)                          (78)
Special dividend, $10.20 per common share - Note N                        5          (679)                         (674)
Issued 662,451 common shares under
   stock incentive and other plans (c)                                   33                                          33
Repurchase of 6,670,930 common shares                                  (405)                                       (405)
                                                    -----------   ----------   -----------      ----------    ----------
BALANCE AT SEPTEMBER 30, 2006                       $        1    $     240    $    2,899       $     (44)    $   3,096
                                                    ===========   ==========   ===========      ==========    ==========

(a) At September 30, 2006 and 2005, the accumulated other comprehensive loss (after tax) of $44 million for 2006 and $118 million for 2005 was comprised of a minimum pension liability of $113 million for 2006 and $160 million for 2005, net unrealized translation gains of $71 million for 2006 and $43 million for 2005, and net unrealized losses on cash flow hedges of $2 million for 2006 and $1 million for 2005.

(b) Reconciliations of net income to total comprehensive income follow.


    (In millions)                                         2006         2005          2004
    --------------------------------------------------------------------------------------
    Net income                                      $      407    $   2,004    $      378
    Minimum pension liability adjustment                    76          (49)          (21)
       Related tax (expense) benefit                       (29)          19             8
    Unrealized translation gains                            27           19            32
       Related tax benefit                                   1            -             1
    Unrealized losses on cash flow hedges                   (1)          (1)            -
                                                    -----------   ----------   -----------
    Total comprehensive income                      $      481    $   1,992    $      398
                                                    ===========   ==========   ===========

(c) Includes income tax benefits resulting from the exercise of stock options of $7 million in 2006, $34 million in 2005 and $16 million in 2004.


See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
Years Ended September 30

(In millions)                                                                  2006         2005         2004
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income                                                                $     407    $   2,004    $     378
Results from discontinued operations (net of income taxes)                     (224)         (46)         (67)
Adjustments to reconcile income from continuing operations
  to cash flows from operating activities
     Depreciation and amortization                                              111          100           98
     Deferred income taxes                                                       (1)        (500)         104
     Equity income from affiliates                                              (11)        (525)        (412)
     Distributions from equity affiliates                                         5          279          152
     Loss (gain) on the MAP Transaction - Note E                                  5       (1,284)           -
     Loss on early retirement of debt - Note E                                    -          145            -
     Change in operating assets and liabilities (a)                            (141)        (232)        (210)
     Other items                                                                 (3)          (5)           -
                                                                          ----------   ----------   ----------
                                                                                148          (64)          43
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of common stock                                           18          115          108
Excess tax benefits related to share-based payments - Note A                      6           20            3
Repayment of long-term debt                                                     (13)      (1,552)        (100)
Repurchase of common stock                                                     (405)        (100)           -
(Decrease) increase in short-term debt                                            -          (40)          40
Cash dividends paid                                                             (78)         (79)         (77)
                                                                          ----------   ----------   ----------
                                                                               (472)      (1,636)         (26)
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment                                     (175)        (180)        (137)
Purchase of operations - net of cash acquired                                  (183)        (135)          (5)
Proceeds from sale of operations                                                  -        3,303            -
Purchases of available-for-sale securities                                     (824)        (402)           -
Proceeds from sales and maturities of available-for-sale securities             876            1            -
Purchase of accounts receivable (revised - see Note A)                            -         (150)           -
Collections of accounts receivable purchased (revised - see Note A)               -          150            -
Other - net                                                                      20            9           23
                                                                          ----------   ----------   ----------
                                                                               (286)       2,596         (119)
                                                                          ----------   ----------   ----------
CASH (USED) PROVIDED BY CONTINUING OPERATIONS                                  (610)         896         (102)
Cash provided (used) by discontinued operations (revised - see Note A)
   Operating cash flows                                                         197           53          143
   Investing cash flows                                                       1,248         (207)         (21)
                                                                          ----------   ----------   ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                           835          742           20
Cash and cash equivalents - beginning of year                                   985          243          223
                                                                          ----------   ----------   ----------
CASH AND CASH EQUIVALENTS - END OF YEAR                                   $   1,820    $     985    $     243
                                                                          ==========   ==========   ==========
(INCREASE) DECREASE IN OPERATING ASSETS (a)
Accounts receivable                                                       $     (76)   $    (291)   $    (149)
Inventories                                                                     (56)         (72)          (9)
Other current assets                                                             21           94          (60)
Investments and other assets                                                    (32)        (247)         (15)
INCREASE (DECREASE) IN OPERATING LIABILITIES (a)
Trade and other payables                                                         42          106           (3)
Other current liabilities                                                       (90)         (27)         (11)
Noncurrent liabilities                                                           50          205           37
                                                                          ----------   ----------   ----------
CHANGE IN OPERATING ASSETS AND LIABILITIES                                $    (141)   $    (232)   $    (210)
                                                                          ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURES
Interest paid                                                             $       9    $     119    $     116
Income taxes paid                                                               140          299           84
Non-cash distribution of Marathon stock                                           -          936            -


(a) Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Ashland and its majority owned subsidiaries. Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for by the equity method. All material intercompany transactions and balances have been eliminated. Certain prior period data has been reclassified in the consolidated financial statements and accompanying notes to conform to current period presentation.

     Ashland has separately disclosed in the Statements of Consolidated Cash Flows the operating and investing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. There were no financing cash flows related to discontinued operations for the reported periods. In addition, for the year ended September 30, 2005, the company added two captions in the Investment section entitled "purchase of accounts receivable" and "collections of accounts receivable purchased" of $150 million each. These new captions disclose the cash paid for the previously disclosed repurchase of accounts receivable previously sold under Ashland's sale of receivables facility and the subsequent collection of those repurchased receivables.

     On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, Ashland Paving And Construction, Inc. (APAC), to Oldcastle Materials, Inc. (Oldcastle). The operating results and assets and liabilities related to APAC have been reflected as discontinued operations in the consolidated financial statements for all periods presented. Unless otherwise noted, amounts in these Notes to Consolidated Financial Statements exclude amounts attributable to discontinued operations.

     During 2006, Ashland redefined its reporting segments as it continues to evolve into a diversified, global chemical company. Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed since these businesses serve different markets and recent acquisitions have made Water Technologies a much larger and more distinct part of Ashland. Performance Materials includes three related business groups: Composite Polymers, Casting Solutions, and Specialty Polymers and Adhesives. Water Technologies also includes three related business groups: Drew Industrial, Drew Marine, and Environmental and Process Solutions (which is the business acquired from Degussa AG in May 2006). Disclosing Performance Materials and Water Technologies separately provides greater visibility to Ashland's strategy of expanding its products, services and geographical reach in key market segments where it competes. For further information on this revised disclosure see "Information by Industry Segment" immediately following the Notes to Consolidated Financial Statements on pages F-31 and F-32 of this document.

USE OF ESTIMATES, RISKS AND UNCERTAINTIES

     The preparation of Ashland's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include long-lived assets, employee benefit obligations, income taxes, reserves and associated receivables for asbestos litigation and environmental remediation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

     Ashland's results are affected by domestic and international economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of hydrocarbon-based products and other raw materials, can have a significant effect on operations. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings relating to asbestos, environmental remediation or other matters.

CASH AND CASH EQUIVALENTS

     Cash equivalents include highly liquid investments maturing within three months after purchase.

AVAILABLE-FOR-SALE SECURITIES

     Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Ashland did not have any securities classified as held-to-maturity as of September 30, 2006 and 2005. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive loss, a component of stockholders' equity. The fair value of a security is determined based on quoted market prices. Interest and dividends along with realized gains or losses are reported within the caption "net interest and other financing income (costs)" in the Statements of Consolidated Income. The cost of securities sold is based on the specific identification method. All securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security's performance, the creditworthiness of the issuer and Ashland's intent and ability to hold the security. A decline in value that is considered to be other-than-temporary is recorded as a loss within the caption "net interest and other financing income (costs)" in the Statements of Consolidated Income.

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

INVENTORIES

(In millions)                                               2006         2005
------------------------------------------------------------------------------
Chemicals and plastics                                 $     540    $     429
Lubricants                                                    84           68
Other products and supplies                                   55           69
Excess of replacement costs over LIFO carrying values       (147)        (127)
                                                       ----------   ----------
                                                       $     532    $     439
                                                       ==========   ==========

     Inventories are carried at the lower of cost or market. Chemicals, plastics and lubricants with a replacement cost of $393 million at September 30, 2006, and $337 million at September 30, 2005, are valued at cost using the last-in, first-out (LIFO) method. The remaining inventories are stated at cost using the first-in, first-out (FIFO) method or average cost method (which approximates FIFO).

PROPERTY, PLANT AND EQUIPMENT

     The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 25 to 35 years and machinery and equipment principally over 4 to 15 years. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). Asset impairment charges were $6 million in 2006 and were not significant in 2005 and 2004.

     In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires that a liability be established for all legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset. The adoption of FIN 47 during the current year did not have a material effect on Ashland's financial position, results of operations or cash flows.

DERIVATIVE INSTRUMENTS

     Ashland regularly uses commodity-based and foreign currency derivative instruments to manage its exposure to price fluctuations associated with the purchase of butane and natural gas, as well as certain transactions denominated in foreign currencies. All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders' equity section of the Consolidated Balance Sheet as a component of total comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. Ashland has designated a limited portion of its foreign currency derivatives as qualifying for hedge accounting treatment, but their impact on the consolidated financial statements is not significant. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts. Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2006 does not have significant credit risk on open derivative contracts.

REVENUE RECOGNITION

     Revenues generally are recognized when persuasive evidence of an arrangement exists, products are shipped or services are provided to customers, the sales price is fixed or determinable and collectibility is reasonably assured.

EXPENSE RECOGNITION

     Cost of sales and operating expenses include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers, and all other distribution network costs. Selling, general and administrative expenses include sales and marketing costs, advertising, research and development, customer support, environmental remediation, and corporate and divisional administrative costs.

     Because Ashland's products generally are sold without any extended warranties, liabilities for product warranties are insignificant. Costs of product warranties generally are expensed as incurred. Advertising costs ($68 million in 2006, $69 million in 2005 and $78 million in 2004) and research and development costs ($48 million in 2006, $45 million in 2005 and $43 million in 2004) are expensed as incurred.

INCOME TAXES

     Ashland is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining Ashland's provision for income taxes and the related assets and liabilities. Income taxes are accounted for under FASB Statement No. 109 (FAS 109), "Accounting for Income Taxes." The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred. Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

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

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for Ashland on October 1, 2007. Ashland has not determined the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

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

FOREIGN CURRENCY TRANSLATION

     Operations outside the United States are measured using the local currency as the functional currency. Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year and assets and liabilities are translated at year-end exchange rates. Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders' equity section of the Consolidated Balance Sheet as a component of accumulated other comprehensive loss and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company.

STOCK INCENTIVE PLANS

     In December 2004, the FASB issued Statement No. 123R (FAS 123R), which revised FAS 123, "Accounting for Stock-Based Compensation," by requiring the expensing of share-based compensation over the vesting period of the award based on the grant-date fair value of the award. FAS 123 had provided companies the option of expensing such awards or disclosing the pro forma effects of such expensing in the notes to financial statements. As of October 1, 2002, Ashland began expensing employee stock options in accordance with FAS 123 and its related amendments. Ashland elected the modified prospective method of adoption, under which compensation costs recorded in the year ended September 30, 2003 were the same as that which would have been recorded had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior periods were not restated. FAS 123R also required an additional caption in the financing section of the Statement of Consolidated Cash Flows to present separately the excess tax benefits from share-based payment arrangements. The adoption of FAS 123R during 2006 did not have a material effect on Ashland's financial position, results of operations or cash flows. In 2004, Ashland began granting stock-settled stock appreciation rights (SARs), which are expensed like stock options in accordance with FAS 123R. In addition to stock options and SARs, Ashland grants nonvested stock awards to key employees and directors, which are expensed over their vesting period.

EARNINGS PER SHARE

     Following is the  computation of basic and diluted  earnings per share
(EPS) from continuing operations.


(In millions except per share data)                         2006         2005         2004
-------------------------------------------------------------------------------------------
NUMERATOR
Numerator for basic and diluted EPS -
   Income from continuing operations                   $     183    $   1,958    $     311
                                                       ==========   ==========   ==========

DENOMINATOR
Denominator for basic EPS - Weighted average
   common shares outstanding                                  71           73           70
Common shares issuable upon exercise of stock options
   and stock appreciation rights                               1            2            1
                                                       ----------   ----------   ----------
Denominator for diluted EPS - Adjusted weighted
   average shares and assumed conversions                     72           75           71
                                                       ==========   ==========   ==========
EPS FROM CONTINUING OPERATIONS
Basic                                                  $    2.57    $   26.85    $    4.44
Diluted                                                     2.53        26.23         4.36

NOTE B - INFORMATION BY INDUSTRY SEGMENT

     Ashland's   businesses  are  managed  along  four  industry  segments:
Performance  Materials,  Distribution,  Valvoline  and Water  Technologies.
Previously, Ashland operated its wholly owned subsidiary, APAC, as a separate industry segment before it was divested on August 28, 2006. Ashland also held, through June 30, 2005, a 38% interest in Marathon
Ashland Petroleum LLC (MAP), which was the primary component of its Refining and Marketing segment. Information by industry segment is shown on pages F-31 and F-32.

     Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, packaging and converting, transportation, marine and metal casting industries. It is a technology leader in metal casting consumables and design services; unsaturated polyester and vinyl ester resins and gelcoats; and high-performance adhesives and specialty resins. Performance Materials owns and operates 29 manufacturing facilities and participates in 10 manufacturing joint ventures in 15 countries.

     Distribution   distributes  chemicals,   plastics  and  composite  raw
materials in North America and plastics in Europe. Deliveries are facilitated at locations in North America through a network of 68 owned or leased facilities, 59 third-party warehouses, rail terminals and tank terminals and 13 locations that perform contract packaging activities for Distribution. Distribution of thermoplastic resins in Europe is conducted in 13 countries primarily through 17 third-party warehouses and one owned warehouse.

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

     Water Technologies is a supplier of chemical and non-chemical water treatment solutions for industrial, municipal and commercial facilities. It provides industrial, commercial and institutional water treatments, wastewater treatment, pathogen control, paint and coating additives, pulp and paper processing and mining chemistries. In addition, it also provides boiler and cooling water treatments; fuel treatments; welding, refrigerant and sealing products; and fire-fighting, safety and rescue products and services for the merchant marine industry. Water Technologies owns and operates 13 manufacturing facilities in 12 countries and participates in four joint ventures. Water Technologies' diverse spectrum of products competes globally in niche markets.

     Ashland's Refining and Marketing operations consisted primarily of equity income from Ashland's 38% interest in MAP, a former joint venture with Marathon Oil Corporation (Marathon), which operated seven refineries with a total crude oil refining capacity of 948,000 barrels per day. On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP and two other businesses to Marathon in a transaction valued at approximately $3.7 billion. For further information on this transaction see Note E.

     Information about Ashland's domestic and international operations follows. Ashland has no material operations in any individual international country and no single customer represented more than 10% of sales and operating revenues in 2006, 2005 or 2004.

                            Revenues from                                                 Property, plant
                          external customers                     Net assets                and equipment
                 -------------------------------------     ----------------------     -----------------------
(In millions)          2006         2005         2004           2006        2005            2006        2005
-------------------------------------------------------------------------------------------------------------
United States    $    5,321   $    5,515   $    4,839      $   2,333   $   3,162      $      721   $     668
International         1,956        1,780        1,375            763         577             229         162
                 -----------  -----------  -----------     ----------  ----------     -----------  ----------
                 $    7,277   $    7,295   $    6,214      $   3,096   $   3,739      $      950   $     830
                 ===========  ===========  ===========     ==========  ==========     ===========  ==========

NOTE C - RELATED PARTY TRANSACTIONS

     Ashland sold chemicals and lubricants to MAP and purchased petroleum products from MAP. Such transactions were in the ordinary course of business at negotiated prices comparable to those of transactions with other customers and suppliers. In addition, Ashland and MAP provided certain administrative services to each other, the net amounts of which were not significant and are included in the sales amounts below. As further described in Note E, Ashland transferred its remaining interest in MAP to Marathon on June 30, 2005. The following table indicates the amounts of these transactions for the nine months ended June 30, 2005 and the fiscal year ended September 30, 2004. During 2006, 2005 and 2004 Ashland incurred customary third-party purchase and sale activity from its various joint venture investments and other related parties in the normal course of business. These transactions were not significant for each of these fiscal years.

(In millions)                         2005         2004
--------------------------------------------------------
Ashland's sales to MAP           $      19    $      22
Ashland's purchases from MAP           153          229

NOTE D - DISCONTINUED OPERATIONS

APAC

     On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle. The sale price of $1.30 billion was subject to adjustments for changes in working capital and certain other accounts from September 30, 2005, until the closing date. Oldcastle paid $34 million at closing as a preliminary estimate of the working capital adjustment that was subsequently calculated at $5 million. Per the agreement, Oldcastle has a certain period of time to review this working capital calculation, therefore, future adjustments to the gain on this sale are possible until final approval is received. Ashland's Board of Directors authorized that a substantial portion of the $1.23 billion estimated after-tax proceeds of the sale of APAC be distributed to the shareholders of Ashland as a one-time special dividend with any remaining proceeds being used to continue to support Ashland's current share repurchase program. For further information on the special dividend and current share repurchase program see Note N.

     Proceeds net of expenses of approximately $11 million exceeded the book investment and resulted in a pretax gain of $128 million. The sale of APAC was a taxable transaction that resulted in $66 million being recorded for the combined federal and state income tax obligation. Net deferred tax liabilities totaling $27 million were reversed through the income tax provision and included in the gain computation of the transaction. The reversal of deferred taxes reflects the fact that Oldcastle assumed Ashland's tax basis in these net assets as a result of this divestiture. In addition, the sale of APAC resulted in a pretax curtailment gain of $34 million, or $21 million after-tax, related to the pension and postretirement plans and is included as a component of the total gain recorded as a result of the sale. For further information on the curtailment gain and its impact on the pension and postretirement plan obligations see Note Q. The total gain on the sale of APAC, including the curtailment gain, amounted to $162 million pretax and $110 million after-tax. As part of the agreement with Oldcastle, Ashland also retained $78 million in net liabilities related to APAC's employee benefit obligations and incentive compensation.

     APAC qualifies as discontinued operations under FASB Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the operating results, net of tax, and assets and liabilities of discontinued operations are presented separately in Ashland's consolidated financial statements and the Notes to Consolidated Financial Statements have been adjusted to exclude discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the Statements of Consolidated Income and the related combined 39% U.S. federal (35%) and state (4%, net of federal deductions) statutory income tax benefits of such expenses. These corporate expenses were $41 million in 2006, $45 million in 2005 and $42 million in 2004. In accordance with a consensus of the Emerging Issues Task Force (EITF 87-24), allocations of general corporate overhead may not be allocated to discontinued operations for financial statement presentation.

OTHER

     Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary. Additional reserves were recorded in 2004 and 2006 to reflect updates to these estimates. No increase to the asbestos reserve or insurance receivable was recorded during 2005, though minor unreserved expenses were incurred associated with asbestos liabilities. See Note P for further information on Ashland's asbestos-related litigation.

     Ashland recorded an after-tax charge of $2 million in 2004 to adjust the gain on the sale of the discontinued operations of Ashland's Electronic Chemicals business sold in 2003.

     Components of amounts reflected in the September 30, 2005 Consolidated Balance Sheet related to discontinued operations of APAC are presented in the following table.

(In millions)                                             2005
---------------------------------------------------------------
ASSETS
Accounts receivable                                 $      358
Inventories                                                 87
Deferred income taxes                                       18
Other current assets                                        99
                                                    -----------
Current assets of discontinued operations                  562

Goodwill and other intangibles                             413
Deferred income taxes                                      (54)
Property, plant and equipment                              592
Other noncurrent assets                                     25
                                                    -----------
Noncurrent assets of discontinued operations               976
                                                    -----------
TOTAL ASSETS OF DISCONTINUED OPERATIONS             $    1,538
                                                    ===========
LIABILITIES
Trade and other payables                            $      281
                                                    -----------
Current liabilities of discontinued operations             281

Other noncurrent liabilities                                88
                                                    -----------
Noncurrent liabilities of discontinued operations           88
                                                    -----------
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS        $      369
                                                    ===========

     Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for each of the years ended September 30.


(In millions)                                                                    2006         2005         2004
----------------------------------------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS
APAC (a)                                                                    $   2,730    $   2,565   $    2,567
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
APAC                                                                              176           75          137
Asbestos-related litigation reserves and expenses                                  (2)          (1)         (29)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS
APAC                                                                              162            -            -
Electronic Chemicals                                                                -            -           (2)
                                                                            ----------   ----------  -----------
INCOME BEFORE INCOME TAXES                                                        336           74          106
INCOME TAX (EXPENSE) BENEFIT
Benefit (expense) related to income (loss) from discontinued operations
   APAC                                                                           (61)         (28)         (50)
   Asbestos-related litigation reserves and expenses                                1            -           11
Expense related to gain (loss) on disposal of discontinued operations
   APAC                                                                           (52)           -            -
                                                                            ----------   ----------  -----------
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)                   $     224    $      46   $       67
                                                                            ==========   ==========  ===========

(a) APAC revenues for 2006 were for the eleven months ended August 28, 2006.

NOTE E - MAP TRANSACTION

     On June 30, 2005, Ashland completed the transfer of Ashland's 38% interest in MAP and two other businesses to Marathon in a transaction valued at approximately $3.7 billion (the "MAP Transaction"). The two other businesses were Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio.

     As a result of the transaction, Old Ashland shareholders of record as of the close of business on June 30, 2005, received .2364 Marathon shares and one Ashland share per Old Ashland share. In total, Ashland's shareholders received 17,538,815 shares of Marathon common stock with an aggregate value of $936 million based upon the June 30, 2005 closing price of Marathon stock. Additionally, the transaction resulted in Ashland's receipt of $2.4 billion in cash and MAP accounts receivable of $913 million, which totaled $3.3 billion. This amount was comprised of $2.8 billion of cash and accounts receivable, which amount was included in the $3.7 billion transaction value, and $518 million of additional cash and accounts receivable representing 38% of MAP's distributable cash and other adjustments as of June 30, 2005.

     Proceeds net of expenses of $28 million exceeded the book investment and resulted in a pretax gain of $1,284 million recorded in 2005. Even though the Marathon common stock distribution went directly to Ashland shareholders, for financial reporting purposes the Marathon stock was reflected as non-cash proceeds from the transaction, included in the gain computation, and then shown as a distribution to shareholders out of retained earnings in Ashland's stockholders' equity progression. The pretax gain was shown on a separate line caption on the Statements of Consolidated Income below operating income and labeled "Gain on the MAP Transaction." Because none of the businesses qualified as discontinued operations under FAS 144, the gain was reported in income from continuing operations, with no restatement of prior results.

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

     Due to the structure of the transaction, Marathon is entitled to the tax deductions for Ashland's future payments of certain contingent liabilities related to previously owned businesses of Ashland. However, pursuant to the terms of the TMA, Marathon has agreed to compensate Ashland for these tax deductions. Ashland recorded a discounted receivable for the estimated present value of probable recoveries from Marathon for the portion of these future tax deductions which is not dependent upon Marathon's ability to utilize these deductions. This receivable was included in the total pretax gain on the transaction. Deferred tax assets previously recorded on these contingent liabilities were reversed through the income tax provision for the transaction. Adjustments to the receivable resulting from changes in the liability estimates have been and will continue to be recorded in the "Gain on the MAP Transaction" line caption on the income statement, while the accretion of the discount will be reflected in interest income. At September 30, 2006, this receivable had been reduced to $55 million and is included in other current and noncurrent assets on Ashland's Consolidated Balance Sheets.

     Net deferred tax liabilities totaling $335 million were reversed through the income tax provision for the transaction. The reversal of deferred taxes, including those deferred tax assets related to the contingent liabilities discussed above, reflects the fact that Marathon assumed Ashland's tax basis in these net assets as a result of the MAP Transaction.

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

     The gain on the MAP Transaction and the loss on early retirement of debt, net of their respective tax effects, increased net income by $1,531 million, or $20.51 per share, for the year ended September 30, 2005. Due to the continuing nature of certain tax issues, the gain has been adjusted in 2006, and may continue to be adjusted in future periods. Adjustments to the gain in subsequent periods will be reflected in the quarter they are determined.

NOTE F - UNCONSOLIDATED AFFILIATES

     Summarized financial information reported by MAP and other companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland's consolidated financial statements. As further discussed in Note E, Ashland transferred its remaining interest in MAP to Marathon on June 30, 2005. MAP's 2005 summarized financial information as presented below is for the nine months ended June 30, 2005. The summarized financial information for all other companies accounted for on the equity method by Ashland is as of and for the year ended September 30, 2006, 2005 and 2004, respectively. Since MAP was organized as a limited liability company that elected to be taxed as a partnership, the parents were responsible for income taxes applicable to their share of MAP's taxable income. The net income of MAP reflected in the following table does not include any provision for income taxes incurred by its parents. At September 30, 2006, Ashland's retained earnings included
$29 million of undistributed earnings from unconsolidated affiliates accounted for on the equity method.

                                                              Other
(In millions)                                MAP         affiliates          Total
-----------------------------------------------------------------------------------
SEPTEMBER 30, 2006
Financial position
   Current assets                                         $     170
   Current liabilities                                          (82)
                                                          ----------
   Working capital                                               88
   Noncurrent assets                                             67
   Noncurrent liabilities                                       (13)
                                                          ----------
   Stockholders' equity                                   $     142
                                                          ==========
Results of operations
   Sales and operating revenues                           $     426
   Income from operations                                        40
   Net income                                                    27
Amounts recorded by Ashland
   Investments and advances                               $      61
   Equity income                                                 11
   Distributions received                                         5
SEPTEMBER 30, 2005
Financial position
   Current assets                                         $     154
   Current liabilities                                          (87)
                                                          ----------
   Working capital                                               67
   Noncurrent assets                                             61
   Noncurrent liabilities                                        (9)
                                                          ----------
   Stockholders' equity                                   $     119
                                                          ==========
Results of operations
   Sales and operating revenues       $   38,195 (a)      $     384
   Income from operations                  1,408 (a)             31
   Net income                              1,396 (a)             19
Amounts recorded by Ashland
   Investments and advances           $        -          $      51     $       51
   Equity income                             517                  8            525
   Distributions received                    272                  7            279
SEPTEMBER 30, 2004
Results of operations
   Sales and operating revenues       $   40,672          $     306
   Income from operations                  1,129                 27
   Net income                              1,118                 18
Amounts recorded by Ashland
   Equity income                      $      405          $       7     $      412
   Distributions received                    146                  6            152

(a) Amounts are for the nine months ended June 30, 2005. See Note E for further information.

NOTE G - GOODWILL AND OTHER INTANGIBLES

     In accordance with FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets," Ashland conducts an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. In accordance with FAS 142, Ashland reviewed goodwill for impairment based on reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Ashland has completed its most recent annual goodwill impairment test required by FAS 142 as of July 1, 2006 and has determined that no impairment exists.

     The following is a progression of goodwill by segment for the years ended September 30, 2006 and 2005.

                                   Performance                                       Water
(In millions)                        Materials   Distribution     Valvoline   Technologies         Total
--------------------------------------------------------------------------------------------------------
Balance at September 30, 2004       $       57     $        -     $       6      $      39     $     102
Acquisitions                                43              1            18              -            62
                                    -----------    -----------    ----------     ----------    ----------
Balance at September 30, 2005              100              1            24             39           164
Acquisitions                                 6              -             5             31            42
Currency translation adjustment              4              -             -              -             4
                                    -----------    -----------    ----------     ----------    ----------
Balance at September 30, 2006       $      110     $        1     $      29      $      70     $     210
                                    ===========    ===========    ==========     ==========    ==========

     Intangible assets consist of trademarks and trade names, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property. Intangibles are amortized on a straight-line basis over their estimated useful lives. The cost of trademarks and trade names is amortized principally over 10 to 25 years, intellectual property over 5 to 17 years and other intangibles over 3 to 20 years. Ashland reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

     Intangible assets were comprised of the following as of September 30, 2006 and 2005.

                                               2006                                        2005
                             ----------------------------------------    -----------------------------------------
                                  Gross                          Net           Gross                          Net
                               carrying     Accumulated     carrying        carrying     Accumulated     carrying
(In millions)                    amount    amortization       amount          amount    amortization       amount
---------------------------------------------------------------------    -----------------------------------------
Trademarks and trade names   $       54  $          (20) $        34     $        56  $          (18) $        38
Intellectual property                32              (6)          26              19              (4)          15
Other intangibles                    49              (9)          40              25              (7)          18
                             ----------- --------------- ------------    ------------ --------------- ------------
Total intangible assets      $      135  $          (35) $       100     $       100  $          (29) $        71
                             =========== =============== ============    ============ =============== ============

     Amortization expense recognized on intangible assets was $6 million for 2006, $4 million for 2005 and $2 million for 2004. As of September 30, 2006, all of Ashland's intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives. These assets had a balance of $32 million as of September 30, 2006 and $23 million as of September 30, 2005. In accordance with FAS 142, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life. Estimated amortization expense for future periods is $8 million in 2007, $8 million in 2008, $7 million in 2009, $6 million in 2010 and $5 million in 2011.

NOTE H - DEBT

(In millions)                                                       2006         2005
--------------------------------------------------------------------------------------
Medium-term notes, due 2006-2019, interest at a weighted
   average rate of 8.1% at September 30, 2006 (7.2% to 9.4%)   $      32    $      42
8.80% debentures, due 2012                                            20           20
6.86% medium-term notes, Series H, due 2009                           17           17
6.625% senior notes, due 2008                                          3            3
Other                                                                 10           12
                                                               ----------   ----------
Total long-term debt                                                  82           94
Current portion of long-term debt                                    (12)         (12)
                                                               ----------   ----------
Long-term debt (less current portion)                          $      70    $      82
                                                               ==========   ==========

     Aggregate maturities of long-term debt are $12 million in 2007, $5 million in 2008, $20 million in 2009, $3 million in 2010 and less than one million in 2011. No short-term borrowings were outstanding at September 30, 2006 and 2005.

     During 2006 Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet. Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments. The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule. At September 30, 2006, the carrying value of the investments to defease debt, including other defeasements that occurred in fiscal 2005, was $51 million and the carrying value of the debt was $44 million.

     Ashland has a revolving credit agreement that expires on March 21, 2010, which provides for up to $350 million in borrowings. The borrowing capacity under this facility was reduced by $108 million of letters of credit outstanding at September 30, 2006. The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland's stockholders' equity. The covenant's terms would have permitted Ashland to borrow $4.6 billion at September 30, 2006, in addition to the actual total debt incurred at that time. Permissible total Ashland debt under the covenant's terms increases (or decreases) by 150% of any increase (or decrease) in stockholders' equity.

NET INTEREST AND OTHER FINANCIAL INCOME (COSTS)

(In millions)                                               2006         2005         2004
-------------------------------------------------------------------------------------------
Interest income                                        $      59    $      15    $       6
Interest expense                                              (8)         (90)        (114)
Expenses on sales of accounts receivable - Note J              -           (4)          (3)
Other financing costs                                         (4)          (3)          (3)
                                                       ----------   ----------   ----------
                                                       $      47    $     (82)   $    (114)
                                                       ==========   ==========   ==========

NOTE I - LEASES

     Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates. Capitalized lease obligations are not significant and are included in long-term debt and capital lease assets are included in property, plant and equipment.

     In June 2005, Ashland used $101 million of the proceeds from the MAP Transaction to purchase assets (primarily APAC construction equipment and VIOC stores) formerly leased under operating leases. Future minimum rental payments were not affected by this purchase. Future minimum rental payments at September 30, 2006 and rental expense under operating leases follow.

(In millions)
Future minimum rental payments              Rental expense                        2006         2005         2004
-----------------------------------------------------------------------------------------------------------------
2007                 $      40              Minimum rentals
2008                        35                 (including rentals under
2009                        29                 short-term leases)            $      53    $      59    $      58
2010                        18              Contingent rentals                       3            3            3
2011                        16              Sublease rental income                  (2)          (2)          (2)
                                                                             ----------   ----------   ----------
Later years                 59                                               $      54    $      60    $      59
                     ----------                                              ==========   ==========   ==========
                     $     197
                     ==========

NOTE J - SALE OF ACCOUNTS RECEIVABLE

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

NOTE K - SECURITIES AND FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS

     Ashland  uses   commodity-based   and  foreign   currency   derivative
instruments as described in Note A. The fair value of open contracts was not significant at September 30, 2006 and 2005.

FAIR VALUES

     The carrying amounts and fair values of Ashland's significant financial instruments at September 30, 2006 and 2005 are shown below. The fair values of cash and cash equivalents, available-for-sale securities and investments of captive insurance companies approximate their carrying amounts based on quoted market prices. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland's incremental borrowing rates.

                                                               2006                             2005
                                                     ------------------------         -----------------------
                                                       Carrying         Fair           Carrying         Fair
(In millions)                                            amount        value             amount        value
-------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                         $    1,820   $    1,820          $     985    $     985
   Available-for-sale securities                            349          349                403          403
   Investments of captive insurance companies (a)            32           32                 14           14
Liabilities
   Long-term debt (including current portion)                82           90                 94          106

(a) Included in other noncurrent assets in the Consolidated Balance Sheets.


AVAILABLE-FOR-SALE SECURITIES

     The following table provides a summary of the available-for-sale securities portfolio as of September 30, 2006 and 2005.

(In millions)                                         Amortized   Unrealized   Unrealized         Fair
As of  September 30, 2006                                  cost         gain         loss        value
-------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                 $      60    $       -    $       -    $      60
Corporate debt securities                                   202            -            -          202
Other securities                                             87            -            -           87
                                                      ----------   ----------   ----------   ----------
Total                                                 $     349    $       -    $       -    $     349
                                                      ==========   ==========   ==========   ==========

(In millions)                                         Amortized   Unrealized   Unrealized         Fair
As of  September 30, 2006                                  cost         gain         loss        value
-------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies                 $     122    $       -    $       -    $     122
Corporate debt securities                                   281            -            -          281
                                                      ----------   ----------   ----------   ----------
Total                                                 $     403    $       -    $       -    $     403
                                                      ==========   ==========   ==========   ==========

     The net unrealized gain/(loss) on available-for-sale securities included in other comprehensive income as of September 30, 2006 and 2005 was not significant. Ashland sold $876 million of available-for-sale securities during fiscal year 2006 and realized gross gains and losses accompanying these sales were not significant. No available-for-sale securities were sold during fiscal year 2005 and all available-for-sale security holdings had a maturity of 12 months or less as of September 30, 2006 and 2005. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

NOTE L - ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

     In May 2006, Ashland acquired the water treatment business of Degussa AG (Degussa), branded under the Stockhausen name, with five manufacturing facilities operating in Germany, China, Brazil, Russia and the United States. The acquisition allows Ashland's Water Technologies segment to expand its technology base, product line and service levels while continuing to develop its presence in key emerging international markets. For its fiscal year ended December 31, 2005, Degussa reported sales and operating revenues (translated to U.S. dollars) of $258 million and operating income of $10 million. The transaction, denominated in Euros, was valued at $162 million at the exchange rate on the acquisition date. A summary of the purchase price allocation follows.


                                                            Assets
        (In millions)                                 (liabilities)
        -----------------------------------------------------------
        Accounts receivable                             $       57
        Inventories                                             33
        Property, plant and equipment                           56
        Goodwill and other intangibles                          59
        Trade and other payables                               (21)
        Other noncurrent assets (liabilities) - net            (22)
                                                        -----------
                                                        $      162
                                                        ===========

     In June 2005, Valvoline acquired Car Brite, a leading marketer of products for the U.S. professional automotive reconditioning industry whose products include a broad array of interior and exterior cleaners, paint restorers and protectants and final detail dressings, paints and dyes.

     In November 2004, Ashland Composite Polymers, a business unit of Performance Materials, acquired Dow Chemical's DERAKANE(R) epoxy vinyl ester resins business for approximately $90 million. DERAKANE(R) technology is used in fiber reinforced plastic applications requiring outstanding corrosion resistance and structural strength, which complements Ashland's existing product portfolio of thermoset resins. The purchase included all technology and intellectual property assets associated with the DERAKANE(R) resins business. No physical assets were transferred to Ashland.

     Several other acquisitions were completed by Performance Materials, Distribution, Valvoline and Water Technologies during the three years ended September 30, 2006. These acquisitions, individually and in the aggregate, did not have a significant effect on Ashland's consolidated financial statements.

     All acquisitions are accounted for under the purchase method of accounting. Ashland is currently in the process of finalizing its valuation of the assets acquired and liabilities assumed for several acquisitions, including the Degussa acquisition, to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of purchase price included in the current period balance sheet is based on Ashland's current best estimate and is subject to revision based on final determination of fair value. Ashland anticipates that the valuations will be completed prior to the first anniversary of the acquisitions.

DIVESTITURES

     On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle. For further information on this sale see Note D. On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP as well as its maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion. See Note E for further information on this transaction. Also during 2005, Distribution sold its ingestibles business, which did not have a significant effect on Ashland's consolidated financial statements.

NOTE M - INCOME TAXES

     A summary of the provision for income taxes related to continuing operations follows.

(In millions)                         2006         2005         2004
---------------------------------------------------------------------
Current
   Federal                       $      (5)   $     214    $     (30)
   State                                 -           28            2
   Foreign                              35           28           25
                                 ----------   ----------   ----------
                                        30          270           (3)
Deferred                                (1)        (500)         103
                                 ----------   ----------   ----------
Income tax expense (benefit)     $      29    $    (230)   $     100
                                 ==========   ==========   ==========

     Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes. Ashland has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures. Management intends to indefinitely reinvest such earnings, which amounted to $247 million at September 30, 2006. Because of significant foreign tax credits,  it is  estimated  that U.S.  federal  income taxes of approximately $24 million would be incurred if those earnings were distributed. Foreign net operating loss carryforwards primarily relate to certain European operations and generally may be carried forward indefinitely. Temporary differences that give rise to significant deferred tax assets and liabilities follow.

(In millions)                                                                    2006         2005
---------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Employee benefit obligations                                                $     134    $     189
Environmental, self-insurance and litigation reserves (net of receivables)         91           82
Compensation accruals                                                              83           84
Uncollectible accounts receivable                                                  10           10
Foreign net operating loss carryforwards                                           17           31
Other items                                                                        18           23
Valuation allowances                                                              (17)         (31)
                                                                            ----------   ----------
Total deferred tax assets                                                         336          388
                                                                            ----------   ----------
DEFERRED TAX LIABILITIES
Property, plant and equipment                                                      53           53
Investment in unconsolidated affiliates                                             4            3
                                                                            ----------   ----------
Total deferred tax liabilities                                                     57           56
                                                                            ----------   ----------
Net deferred tax asset                                                      $     279    $     332
                                                                            ==========   ==========

     Ashland's income tax expense for 2006 included $16 million in tax benefits related to prior years. These benefits resulted primarily from the resolution of domestic and foreign tax matters and the reevaluation of income tax reserves related to prior years.

     As described in Note E, Ashland's income tax benefit for 2005 included a benefit of $335 million associated with the MAP Transaction, resulting from the reversal of deferred tax liabilities. Ashland's income tax benefit for 2005 also included $39 million in tax benefits related to prior years. These benefits resulted primarily from a favorable settlement with the Internal Revenue Service for the 1996 - 1998 audit period and the reevaluation of income tax reserves related to other years.

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

(In millions)                                                                2006         2005         2004
-------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes
   United States                                                        $      72    $   1,584    $     304
   Foreign                                                                    140          144          107
                                                                        ----------   ----------   ----------
                                                                        $     212    $   1,728    $     411
                                                                        ==========   ==========   ==========
Income taxes computed at U.S. statutory rate (35%)                      $      74    $     605    $     144
Increase (decrease) in amount computed resulting from
   Tax free gain on MAP Transaction                                             -         (450)           -
   Reversal of net deferred tax liabilities due to the MAP Transaction          -         (335)           -
   Resolution and reevaluation of prior-year contingency issues               (16)         (39)         (33)
   Adjustment of prior year provision to return as filed                      (16)          (3)          (3)
   Claim for prior-year research and development credits                       (1)          (1)         (15)
   State income taxes                                                           -            6           14
   Net impact of foreign results                                               (5)           2            -
   Business meals and entertainment                                             1            2            2
   Deductible dividends under employee stock ownership plan                    (2)          (2)          (2)
   Life insurance income                                                       (4)          (3)          (2)
   Other items                                                                 (2)         (12)          (5)
                                                                        ----------   ----------   ----------
Income tax expense (benefit)                                            $      29    $    (230)   $     100
                                                                        ==========   ==========   ==========

NOTE N - CAPITAL STOCK

     On September 14, 2006 Ashland's Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend. Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million. This amount is accrued as dividends payable in the Consolidated Balance Sheet at September 30, 2006. Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland's Board of Directors and as further described below.

     The stock repurchases were made pursuant to two different programs authorized by Ashland's Board of Directors. The first program, originally approved on July 21, 2005, authorized the purchase of $270 million of Ashland common stock in the open market. After 3.5 million shares at a cost of $196 million had been purchased under the initial authorization, on January 25, 2006, Ashland's Board of Directors increased the remaining authorization by $176 million to $250 million. As of September 14, 2006, Ashland had completed all repurchases to be made under this program.

     The second program was authorized by Ashland's Board of Directors on September 14, 2006, employing proceeds from the sale of APAC to repurchase up to an additional 7 million shares. To facilitate this repurchase program, Ashland entered into a stock trading plan with Credit Suisse Securities (USA) LLC (Credit Suisse). The stock trading plan, amended and restated on September 20, 2006, allows Credit Suisse to make daily repurchases of stock starting on October 2, 2006, in accordance with the instructions set forth in the filed plan and within the safe harbor from insider trading liability provided under Exchange Act Rule 10b5-1.

     Ashland repurchased 6.7 million shares for $405 million during fiscal year 2006. Since the inception of the first described share repurchase program on July 21, 2005 through September 30, 2006, Ashland had repurchased a total of 8.4 million shares at a cost of $505 million. Following the completion of the current share repurchase program Ashland estimates it will have purchased approximately 18% of the shares outstanding on June 30, 2005. The stock repurchase actions are consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

     In addition to other consideration received in connection with the MAP Transaction, Ashland shareholders received one share of Ashland common stock, par value $0.01 per share, in exchange for each share of Old Ashland common stock, par value $1.00 per share.

     The Ashland Inc. Shareholder Rights Plan dated May 16, 1996 (the "Rights Plan") expired pursuant to its terms at the close of business on May 16, 2006. The former Rights Plan provided that one Preferred Stock Purchase Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock (a "Right") accompanied each outstanding share of Ashland's Common Stock. Since the expiration of the Rights Plan, Ashland's Common Stock has not been accompanied by a Right. In a related action, Ashland's Board of Directors authorized amendments to Ashland's articles of incorporation, effective May 17, 2006, to eliminate the designation of, and all references to, the Series A Participating Cumulative Preferred Stock from the Articles. At September 30, 2006, 8.4 million common shares are reserved for issuance under stock incentive and deferred compensation plans.

NOTE O - STOCK INCENTIVE PLANS

     Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs) or nonvested stock awards. Stock options and SARs are granted to employees at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to three years. Unexercised options and SARs lapse ten years after the date of grant. Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends thereon. However, such shares are subject to forfeiture upon termination of service before the vesting period ends. Nonvested stock awards generally vest over a four to seven year period. During 2006, Ashland granted 35,000 nonvested stock awards with a weighted average fair value of $63.68 per share. During 2005, Ashland granted 22,500 nonvested stock awards with a weighted average fair value of $60.30 per share. During 2004, Ashland granted 216,900 nonvested stock awards with a weighted average fair value of $40.87 per share. As of September 30, 2006, there was $6 million of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 2.6 years.

     The following table illustrates the fair value per share of options or SARs granted using the Black-Scholes option pricing model with the indicated assumptions. The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases. The expected life of the options is based on historical data and is not necessarily indicative of exercise patterns that may occur.

(In millions except per share data)                                         2006         2005         2004
-----------------------------------------------------------------------------------------------------------
Weighted average fair value per share of options or SARs granted       $   17.24    $   14.37    $   12.65
Assumptions (weighted average)
   Risk-free interest rate                                                   4.4%         4.0%         3.4%
   Expected dividend yield                                                   1.7%         1.9%         2.0%
   Expected volatility                                                      26.3%        25.9%        25.9%
   Expected life (in years)                                                  5.0          5.0          5.0

     A progression of activity and various other information relative to stock options and SARs is presented in the following table.

                                                 2006                          2005                          2004
                                      --------------------------    --------------------------    --------------------------
                                         Number        Weighted        Number        Weighted        Number        Weighted
                                             of         average            of         average            of         average
(In thousands except                     common  exercise price        common  exercise price        common  exercise price
 per share data)                         shares       per share        shares       per share        shares       per share
----------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year (a)       3,274     $     39.74         5,165       $   40.37         7,807       $   37.17
Granted                                      23           65.48           688           58.73           603           54.65
Exercised                                  (678)          33.37        (3,048)          37.93        (3,100)          35.29
Forfeitures and expirations                 (17)          48.30           (83)          38.63          (145)          36.04
MAP Transaction adjustment (b)                -               -           552               -             -               -
                                      ----------                    ----------                    ----------
Outstanding - end of year (a)             2,602           41.56         3,274           39.74 (b)     5,165           40.37
                                      ==========                    ==========                    ==========
Exercisable - end of year                 2,181           39.21         2,170           34.30         4,067           39.37

(a) Shares of common stock available for future grants of options or awards amounted to 4.0 million at September 30, 2006 and 496,000 at September 30, 2005. Exercise prices per share for options and SARs outstanding at September 30, 2006 ranged from $22.45 to $28.04 for 530,000 shares, from $30.00 to $39.58 for 638,000 shares, from $43.50 to $45.19 for
    740,000  shares,  and from  $50.02 to $65.40 for  694,000  shares.  The weighted average remaining contractual life of the options and SARs was
    6.4 years.
(b) As described in Note E, Ashland shareholders received $936 million of Marathon shares as a result of the MAP Transaction. Adjustments were made to outstanding grants of stock options and SARs to maintain their intrinsic values. The number of shares was increased by a factor of
    1.2129 and the exercise prices were decreased by the same factor. These adjustments did not result in an increase in the fair value of outstanding grants or any adjustment to expense recognition.

     The components of Ashland's pretax stock-based compensation expense (net of forfeitures) and associated income tax benefits are as follows:

(In millions)                      2006         2005         2004
------------------------------------------------------------------
Stock options                $        1    $       3    $       3
SARs                                  7            4            -
Nonvested stock awards                4            3            4
                             -----------   ----------   ----------
                             $       12    $      10    $       7
                             ===========   ==========   ==========
Income tax benefit           $        5    $       4    $       3
                             ===========   ==========   ==========

NOTE P - LITIGATION, CLAIMS AND CONTINGENCIES

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

(In thousands)                          2006         2005         2004
-----------------------------------------------------------------------
Open claims - beginning of year          184          196          198
New claims filed                           6           12           29
Claims settled                            (3)          (6)          (7)
Claims dismissed                         (25)         (18)         (24)
                                   ----------   ----------   ----------
Open claims - end of year                162          184          196
                                   ==========   ==========   ==========

     Since October 1, 2003, Riley has been dismissed as a defendant in 80% of the resolved claims. Amounts spent on litigation defense and claim settlements averaged $1,428 per claim resolved in 2006, compared to $1,985 in 2005 and $1,655 in 2004. A progression of activity in the asbestos reserve is presented in the following table.

(In millions)                                  2006         2005         2004
------------------------------------------------------------------------------
Asbestos reserve - beginning of period    $     571    $     618    $     610
Expense incurred                                104            -           59
Amounts paid                                    (40)         (47)         (51)
                                          ----------   ----------   ----------
Asbestos reserve - end of period          $     635    $     571    $     618
                                          ==========   ==========   ==========

     Ashland retained Hamilton, Rabinovitz & Alschuler, Inc. (HR&A) to assist in developing and periodically updating independent and accurate reserve estimates for future asbestos claims and related costs given various assumptions. The methodology used by HR&A to project future asbestos costs is based largely on Ashland's recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense and claim settlement costs. Ashland's claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

     From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. During the most recent update of this estimate completed during 2006, it was determined that the reserves for asbestos claims should be increased by $104 million. This increase in the reserves was based on the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A. This increase resulted in total reserves for asbestos claims of $635 million at September 30, 2006, compared to $571 million at September 30, 2005.

     Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes. As a part of the process to develop Ashland's estimates of future asbestos costs, a range of long-term cost models is developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has estimated that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $1.9 billion, depending on the combination of assumptions selected in the various models. If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

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

     Ashland has estimated the value of probable insurance recoveries associated with Ashland's estimate of its asbestos liabilities. Such recoveries are based on management's assumptions and estimates surrounding the available or applicable insurance coverage. One such assumption is that all solvent insurance carriers remain solvent. Although coverage limits are resolved in the coverage-in-place agreement with Equitas Limited (Equitas) and other London companies, which collectively provide a significant portion of Ashland's insurance coverage for asbestos claims, there was a disagreement with these companies over the timing of recoveries. In estimating the value of future recoveries, Ashland has historically used the least favorable interpretation of this agreement under which the ultimate recoveries are extended for many years, resulting in a significant discount being applied to value those recoveries. On June 16, 2006 an arbitrator reached a decision essentially confirming that interpretation. Ashland will continue to apply this methodology based on this arbitration decision.

     At September 30, 2006, Ashland's receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $474 million, of which $65 million relates to costs previously paid. Receivables from insurers amounted to $400 million at September 30, 2005. The receivable was increased by $104 million during 2006, reflecting the updated model used for purposes of valuing the reserve described above, and its impact on the valuation of future recoveries from insurers. About 31% of the estimated receivables from insurance companies at September 30, 2006 are expected to be due from Equitas and other London companies. Of the remainder, approximately 97% is expected to come from companies or groups that are rated A or higher by A. M. Best.

ENVIRONMENTAL REMEDIATION

     Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2006, such locations included 72 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 110 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,230 service station properties, of which 218 are being actively remediated. Ashland's reserves for environmental remediation amounted to $199 million at September 30, 2006 and $176 million at September 30, 2005, of which $168 million at September 30, 2006 and $145 million at September 30, 2005 were classified in noncurrent liabilities on the Consolidated Balance Sheets. The total reserves for environmental remediation reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $57 million in 2006, $52 million in 2005 and $7 million in 2004.

     Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland's ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $310 million. No individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of the remediation reserve.

OTHER LEGAL PROCEEDINGS

     In addition to the matters described above, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not yet predictable.

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

     In September 2006, the FASB issued Financial Accounting Standard No. 158 (FAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan (other than a multiemployer plan) as an asset or liability in its Consolidated Balance Sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, which is a component of stockholders' equity. FAS 158 also requires additional disclosures in the notes to the financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. FAS 158 is effective for Ashland on September 30, 2007 and will not have an impact on the Statement of Consolidated Income, but will affect Ashland's Consolidated Balance Sheet. If Ashland had adopted this statement as of September 30, 2006, it would have increased accrued benefit liabilities by $117 million with a corresponding deferred tax asset increase of $46 million and an additional reduction in comprehensive income of $71 million.

OTHER POSTRETIREMENT BENEFIT PLANS

     Ashland and its subsidiaries sponsor health care and life insurance plans for eligible employees who retire or are disabled. Ashland's retiree life insurance plans are noncontributory, while Ashland shares the costs of providing health care coverage with its retired employees through premiums, deductibles and coinsurance provisions. Ashland funds its share of the costs of the postretirement benefit plans as the benefits are paid.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. Among other things, the Act expands Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as provide a subsidy for sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare Act benefits. In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Act to a sponsor of a postretirement health care plan. Regulations implementing major provisions of the Act, including the determination of actuarial equivalency, were issued in January 2005. Effective May 1, 2005, Ashland amended its health care plan for retirees age 65 or older so that the company will always qualify for the subsidy and remeasured its postretirement benefit obligation as of that date. The remeasurement reduced the postretirement benefit obligation by $58 million and reduced postretirement benefit costs by $3 million over the last five months of fiscal year 2005.

     On July 1, 2003, Ashland implemented changes in the way it shares the cost of health care coverage with future retirees. These changes did not affect the previous cost-sharing program for retirees or for employees meeting certain qualifications at that date. However, Ashland did amend that program to limit its annual per capita costs to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred after January 1, 2004. Under a previous amendment, base year costs were limited to the amounts incurred in 1992, plus annual increases of up to 4.5% per year thereafter. As a result, health care cost trend rates have no significant effect on the amounts reported for the health care plans. Premiums for retiree health care coverage are equivalent to the excess of the estimated per capita costs over the amounts borne by Ashland.

     Employees who were employed on June 30, 2003 who did not meet the required qualifications were allocated notional accounts that can only be used to pay all or part of the premiums for retiree health care coverage. Such premiums represent the full costs of providing that coverage, without any subsidy from Ashland. Employees must meet certain requirements upon separation in order to have access to their notional accounts. Retirees will continue to have access to Ashland coverage after their notional accounts are exhausted, but they will be responsible for paying the full premiums. New hires after June 30, 2003 will have access to any retiree health care coverage that may be provided, but will have no company funds available to help pay for such coverage.

COMPONENTS OF NET PERIODIC BENEFIT COSTS

     The plan amendments in 2003 and 1992 previously discussed under other postretirement benefit plans reduced Ashland's accrued obligations under those plans, and the reductions are being amortized to income over future periods. Such amortization reduced Ashland's net periodic benefit costs for other postretirement benefits by $8 million in 2006, $9 million in 2005 and $15 million in 2004. At September 30, 2006, the remaining unrecognized prior service credit resulting from the changes amounted to $33 million, and will reduce future costs by $4 million in 2007 and approximately $4 million annually thereafter through 2014. As a result of the sale of APAC to Oldcastle during 2006, a curtailment gain of $34 million ($21 million after-tax) was recognized to account for this divestiture's impact on the plans.

     The following table summarizes the components of pension and other postretirement benefit costs, and the assumptions used to determine net periodic benefit costs for the plans.

                                                         Pension benefits                  Other postretirement benefits
                                               -----------------------------------      -----------------------------------
(In millions)                                       2006         2005        2004            2006         2005        2004
---------------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COSTS
Service cost                                   $      57   $       53   $      51       $       7    $       9   $       9
Interest cost                                         84           78          73              12           16          17
Curtailment                                           (1)           -           -             (33)           -           -
Expected return on plan assets                       (99)         (78)        (66)              -            -           -
Amortization of prior service credit                   -            -           -              (8)          (9)        (15)
Amortization of net actuarial loss                    40           33          29               1            3           5
                                               ----------  -----------  ----------      ----------   ----------  ----------
                                               $      81   $       86   $      87       $     (21)   $      19   $      16
                                               ==========  ===========  ==========      ==========   ==========  ==========
WEIGHTED AVERAGE PLAN ASSUMPTIONS (a)
Discount rate                                       5.42%        5.98%       6.20%           5.33%        6.00%       6.25%
Rate of compensation increase                       4.46%        4.43%       4.43%              -            -           -
Expected long-term rate of
      return on plan assets                         8.26%        8.35%       8.35%              -            -           -

(a) The plan assumptions disclosed are a blended weighted average rate for Ashland's U.S. and non-U.S. pension plans. The U.S. pension plan represented approximately 88% of the projected benefit obligation at September 30, 2006. Non-U.S. pension plans use assumptions generally consistent with those of U.S. plans. Other postretirement benefit plans are all U.S. plans.

OBLIGATIONS AND FUNDED STATUS

     Ashland uses a measurement date of September 30 for all of its pension and postretirement benefit plans. Actuarial valuations are performed for the pension, postemployment and postretirement plans to determine Ashland's obligation for each plan. Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2006 and 2005 follow.

                                                                                                      Other postretirement
                                                                        Pension plans                    benefit plans
                                                                   -----------------------          -----------------------
(In millions)                                                           2006         2005                2006         2005
---------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at October 1                                   $   1,558    $   1,330           $     246    $     298
Service cost                                                              57           53                   7            9
Interest cost                                                             84           78                  12           16
Curtailment                                                              (48)           -                 (13)           -
Participant contributions                                                  1            1                  12            9
Benefits paid                                                            (64)         (56)                (28)         (31)
Medicare Part D Act                                                        -            -                   -          (58)
Changes in assumptions                                                   (53)         160                  11            4
Foreign currency exchange rate changes                                     8            2                   -            -
Other - net                                                                6          (10)                 (2)          (1)
                                                                   ----------   ----------          ----------   ----------
Benefit obligations at September 30                                $   1,549    $   1,558           $     245    $     246
                                                                   ==========   ==========          ==========   ==========
CHANGE IN PLAN ASSETS
Value of plan assets at October 1                                  $   1,143    $     932           $       -    $       -
Actual return on plan assets                                             107          131                   -            -
Employer contributions                                                   105          121                  16           22
Participant contributions                                                  1            1                  12            9
Benefits paid                                                            (58)         (50)                (28)         (31)
Foreign currency exchange rate changes                                     7            1                   -            -
Other                                                                      6            7                   -            -
                                                                   ----------   ----------          ----------   ----------
Value of plan assets at September 30                               $   1,311    $   1,143           $       -    $       -
                                                                   ==========   ==========          ==========   ==========
FUNDED STATUS OF THE PLANS
Unfunded benefit obligation                                        $    (238)   $    (415)          $    (245)   $    (246)
Unrecognized net actuarial loss                                          323          480                  12           19
Unrecognized prior service cost (credit)                                   2            -                 (33)         (76)
                                                                   ----------   ----------          ----------   ----------
Net amount recognized                                              $      87    $      65           $    (266)   $    (303)
                                                                   ==========   ==========          ==========   ==========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET
Accrued benefit liabilities                                        $    (100)   $    (199)          $    (266)   $    (303)
Intangible assets                                                          2            2                   -            -
Accumulated other comprehensive loss                                     185          262                   -            -
                                                                   ----------   ----------          ----------   ----------
Net amount recognized                                              $      87    $      65           $    (266)   $    (303)
                                                                   ==========   ==========          ==========   ==========
WEIGHTED AVERAGE PLAN ASSUMPTIONS
Discount rate                                                           5.66%        5.42%               5.64%        5.33%
Rate of compensation increase                                           3.74%        4.46%                  -            -

     The accumulated benefit obligation for all pension plans was $1,407 million at September 30, 2006 and $1,345 million at September 30, 2005. Information for pension plans with an accumulated benefit obligation in excess of plan assets follows.

                                                                2006                                    2005
                                                 -----------------------------------     -----------------------------------
                                                                   Non-                                    Non-
                                                  Qualified   qualified                   Qualified   qualified
(In millions)                                      plans (a)      plans       Total        plans (a)      plans       Total
----------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                     $      112   $      95   $     207      $    1,355   $     118   $   1,473
Accumulated benefit obligation                           98          86         184           1,171         106       1,277
Fair value of plan assets                                73           -          73           1,069           -       1,069

(a) Includes qualified U.S. and non-U.S. pension plans. The significant decline in amounts between 2005 and 2006 is due to the fact that plan assets for Ashland's major U.S. pension plan exceed the accumulated benefit obligation at September 30, 2006.

PLAN ASSETS

     The expected long-term rate of return on U.S. pension plan assets for 2006 of 8.5% was based on an assumed real rate of return of 5.5% and a projected long-term inflation rate of 3%. The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland's investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

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

     The  target   allocation   for  2006  by  asset  category  and  actual
allocations at September 30, 2006 and 2005 follow.

                                     Target          Actual at September 30
                                    --------        ------------------------
(In millions)                           2006            2006            2005
----------------------------------------------------------------------------
PLAN ASSETS ALLOCATION
Equity securities                        70%             70%             71%
Debt securities                          30%             25%             27%
Other                                     -               5%              2%
                                    --------        --------       ---------
                                        100%            100%            100%
                                    ========        ========       =========

CASH FLOWS

     In fiscal 2007, Ashland expects to contribute $51 million to its U.S. pension plans and $7 million to its non-U.S. pension plans. The following benefit payments, which reflect future service, are expected to be paid in each of the next five years and in aggregate for five years thereafter.

                                                    Other postretirement benefits
                                             -------------------------------------------
                            Pension             With Medicare           Without Medicare
(In millions)              benefits            Part D subsidy             Part D subsidy
----------------------------------------------------------------------------------------
2007                      $      66                 $      21                  $      25
2008                             68                        21                         25
2009                             72                        22                         26
2010                             80                        22                         27
2011                             81                        23                         28
2012-2016                       470                       117                        147

OTHER PLANS

     Ashland sponsors qualified savings plans to assist eligible employees in providing for retirement or other future needs. Under such plans, company contributions amounted to $17 million in 2006, $18 million in 2005 and $19 million in 2004.

Ashland Inc. and Consolidated Subsidiaries
INFORMATION BY INDUSTRY SEGMENT
Years Ended September 30

(In millions)                                           2006         2005         2004
--------------------------------------------------------------------------------------
REVENUES
Sales and operating revenues
   Performance Materials                           $   1,425    $   1,369   $    1,026
   Distribution                                        4,070        3,810        3,199
   Valvoline                                           1,409        1,326        1,297
   Water Technologies                                    502          394          360
   Intersegment sales (a)
     Performance Materials                              (145)        (143)         (85)
     Distribution                                        (23)         (22)         (19)
     Valvoline                                            (3)          (2)          (1)
     Water Technologies                                   (2)          (1)          (1)
                                                   ----------   ----------  -----------
                                                       7,233        6,731        5,776
Equity income
   Performance Materials                                  10            7            7
   Valvoline                                               1            1            -
   Refining and Marketing                                  -          517          405
                                                   ----------   ----------  -----------
                                                          11          525          412
Other income
   Performance Materials                                   4           17            8
   Distribution                                            4            7            9
   Valvoline                                               7            6            4
   Water Technologies                                      4            4            8
   Refining and Marketing                                  -            3           (6)
   Unallocated and other                                  14            2            3
                                                   ----------   ----------  -----------
                                                          33           39           26
                                                   ----------   ----------  -----------
                                                   $   7,277    $   7,295   $    6,214
                                                   ==========   ==========  ===========
OPERATING INCOME
Performance Materials                              $     112    $      88   $       42
Distribution                                             120           99           56
Valvoline                                                (21)          59           77
Water Technologies                                        14           11           14
Refining and Marketing (b)                                 -          486          383
Unallocated and other                                    (55)         (72)         (47)
                                                   ----------   ----------  -----------
                                                   $     170    $     671   $      525
                                                   ==========   ==========  ===========
ASSETS
Performance Materials                              $     841    $     764   $      640
Distribution                                           1,148        1,057          922
Valvoline                                                742          723          658
Water Technologies                                       468          233          202
Refining and Marketing                                     -            -        2,742
Discontinued operations                                    -        1,569        1,428
Unallocated and other (c)                              3,391        2,469          910
                                                   ----------   ----------  -----------
                                                   $   6,590    $   6,815   $    7,502
                                                   ==========   ==========  ===========

(a) Intersegment sales are accounted for at prices that approximate market value.
(b) Includes Ashland's equity income from MAP through June 30, 2005, amortization related to Ashland's excess investment in MAP, and other activities associated with refining and marketing.
(c) Includes cash, cash equivalents, available-for-sale securities and other assets.

Ashland Inc. and Consolidated Subsidiaries
INFORMATION BY INDUSTRY SEGMENT (CONTINUED)
Years Ended September 30

(In millions)                                            2006         2005          2004
-----------------------------------------------------------------------------------------
INVESTMENT IN EQUITY AFFILIATES
Performance Materials                               $      44    $      38    $       37
Valvoline                                                  11            7             7
Water Technologies                                          3            4             3
Refining and Marketing                                      -            -         2,713
Unallocated and other                                       3            2             1
                                                    ----------   ----------   -----------
                                                    $      61    $      51    $    2,761
                                                    ==========   ==========   ===========
EXPENSE (INCOME) NOT AFFECTING CASH
Depreciation and amortization
   Performance Materials                            $      31    $      31    $       30
   Distribution                                            21           18            18
   Valvoline                                               28           27            27
   Water Technologies                                      17           13            11
   Unallocated and other                                   14           11            12
                                                    ----------   ----------   -----------
                                                          111          100            98
Other noncash items (d)
   Performance Materials                                  (16)         (47)(e)         4
   Distribution                                             7           (6)            3
   Valvoline                                               (1)         (31)(e)         2
   Water Technologies                                      (4)          (1)(e)         4
   Refining and Marketing                                   -       (2,005)(e)      (181)
   Unallocated and other                                    9          200 (e)        12
                                                    ----------   ----------   -----------
                                                           (5)      (1,890)         (156)
                                                    ----------   ----------   -----------
                                                    $     106    $  (1,790)   $      (58)
                                                    ==========   ==========   ===========
PROPERTY, PLANT AND EQUIPMENT - NET
Performance Materials                               $     297    $     262    $      264
Distribution                                              192          176           166
Valvoline                                                 237          236           215
Water Technologies                                        121           56            45
Unallocated and other                                     103          100            88
                                                    ----------   ----------   -----------
                                                    $     950    $     830    $      778
                                                    ==========   ==========   ===========
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Performance Materials                               $      58    $      45    $       45
Distribution                                               36           26            10
Valvoline                                                  38           66            26
Water Technologies                                         23           19            17
Unallocated and other                                      20           24            39
                                                    ----------   ----------   -----------
                                                    $     175    $     180    $      137
                                                    ==========   ==========   ===========

(d) Includes deferred income taxes, equity income from affiliates net of distributions and other items not affecting cash.
(e) Includes a $1,531 million reduction to income from continuing operations to arrive at cash flows from operating activities from continuing operations for the gain on the MAP Transaction and the loss on early retirement of debt, net of their respective tax effects. This amount was recorded by segment as follows: $(43) million for Performance Materials, $(24) million for Valvoline, $(1,625) million for Refining and Marketing, and $161 million included in "unallocated and other."

QUARTERLY FINANCIAL INFORMATION

     The following table presents quarterly financial information and per share data relative to Ashland's common stock. Amounts for each quarter have been amended to reflect the presentation of APAC as a discontinued operation. See Note D for further information.

                                           December 31             March 31             June 30            September 30
Quarters ended                         -------------------   -------------------  -------------------   ------------------
(In millions except per share data)        2005      2004        2006      2005       2006      2005(a)    2006(b)   2005(c)
--------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues           $  1,686  $  1,565    $  1,786  $  1,674   $  1,853  $  1,779    $ 1,908   $ 1,712
Operating income                             46       167          49       126         47       357         28        21
Income (loss) from
   continuing operations                     35        85          49        58         42     1,733         56        81
Net income (loss)                            66        94          49        33         93     1,767        200       111

Basic earnings (loss) per share
   Continuing operations               $    .49  $   1.19    $    .69  $    .80   $    .59  $  23.67    $   .80   $  1.10
   Net income (loss)                        .92      1.30         .68       .45       1.31     24.13       2.85      1.50

Diluted earnings (loss) per share
   Continuing operations               $    .48  $   1.17    $    .68  $    .79   $    .59  $  23.19    $   .79   $  1.08
   Net income (loss)                        .91      1.28         .67       .44       1.29     23.65       2.82      1.48

Regular cash dividends per share       $   .275  $   .275    $   .275  $   .275   $   .275  $   .275    $  .275   $  .275

Market price per common share
   High                                $  59.13  $  60.17    $  71.30  $  68.85   $  75.17  $  72.20    $ 68.59   $ 65.25
   Low                                    50.74     53.80       57.96     54.72      57.39     61.45      60.15     50.45

(a) On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP as well as its maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon in a transaction valued at approximately $3.7 billion. Ashland recorded a gain of $1,295 million during the quarter as a result of this transaction. See Note D for further information.

(b) Ashland sold APAC to Oldcastle Materials, Inc. in August 2006 for approximately $1.3 billion, recording an after-tax gain on sale of discontinued operations of $110 million.
(c) During the quarter, Ashland recorded $39 million in tax benefits related to a favorable settlement with the Internal Revenue Service for the 1996 - 1998 audit period and the reevaluation of income tax reserves related to other years.


Ashland Inc. and Consolidated Subsidiaries
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at     Provisions                                   Balance
                                                         beginning     charged to      Reserves         Other        at end
(In millions)                                              of year       earnings      utilized       changes       of year
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2006
Reserves deducted from asset accounts
   Accounts receivable                                    $     33      $      12     $     (11)    $       6     $      40
   Inventories                                                  11              6            (1)            -            16
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2005
Reserves deducted from asset accounts
   Accounts receivable                                    $     31      $      12     $     (10)    $       -     $      33
   Inventories                                                  10              3            (2)            -            11
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2004
Reserves deducted from asset accounts
   Accounts receivable                                    $     31      $      13     $     (14)    $       1     $      31
   Inventories                                                   9              2            (1)            -            10
----------------------------------------------------------------------------------------------------------------------------

Ashland Inc. and Consolidated Subsidiaries
FIVE-YEAR SELECTED FINANCIAL INFORMATION
Years Ended September 30

(In millions except per share data)                                2006         2005         2004         2003         2002
----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Revenues
   Sales and operating revenues                               $   7,233    $   6,731    $   5,776    $   5,165    $   4,738
   Equity income                                                     11          525          412          292          181
   Other income                                                      33           39           26           46           35
Costs and expenses
   Cost of sales and operating expenses                          (6,030)      (5,545)      (4,721)      (4,189)      (3,812)
   Selling, general and administrative expenses                  (1,077)      (1,079)        (968)      (1,031)        (964)
                                                              ----------   ----------   ----------   ----------   ----------
Operating income                                                    170          671          525          283          178
(Loss) gain on the MAP Transaction                                   (5)       1,284            -            -            -
Loss on early retirement of debt                                      -         (145)           -            -            -
Net interest and other financing income (costs)                      47          (82)        (114)        (128)        (137)
                                                              ----------   ----------   ----------   ----------   ----------
Income from continuing operations
   before income taxes                                              212        1,728          411          155           41
Income tax (expense) benefit                                        (29)         230         (100)         (52)         (14)
                                                              ----------   ----------   ----------   ----------   ----------
Income from continuing operations                                   183        1,958          311          103           27
Income (loss) from discontinued operations                          224           46           67          (23)         101
                                                              ----------   ----------   ----------   ----------   ----------
Income before cumulative effect
   of accounting changes                                            407        2,004          378           80          128
Cumulative effect of accounting changes                               -            -            -           (5)         (11)
                                                              ----------   ----------   ----------   ----------   ----------
Net income                                                    $     407    $   2,004    $     378    $      75    $     117
                                                              ==========   ==========   ==========   ==========   ==========

BALANCE SHEET INFORMATION
Current assets                                                $   4,250    $   3,757    $   2,302    $   2,085    $   1,922
Current liabilities                                               2,041        1,545        1,815        1,484        1,508
                                                              ----------   ----------   ----------   ----------   ----------
Working capital                                               $   2,209    $   2,212    $     487    $     601    $     414
                                                              ==========   ==========   ==========   ==========   ==========

Total assets                                                  $   6,590    $   6,815    $   7,502    $   7,006    $   6,722

Short-term debt                                               $       -    $       -    $      40    $       -    $      10
Long-term debt (including current portion)                           82           94        1,508        1,614        1,797
Stockholders' equity                                              3,096        3,739        2,706        2,253        2,173
                                                              ----------   ----------   ----------   ----------   ----------
Capital employed                                              $   3,178    $   3,833    $   4,254    $   3,867    $   3,980
                                                              ==========   ==========   ==========   ==========   ==========

CASH FLOW INFORMATION
Cash flows from operating activities from
      continuing operations                                   $     148    $     (64)   $      43    $     201    $     (41)
Additions to property, plant and equipment                          175          180          137           65           71
Cash dividends                                                       78           79           77           75           76

COMMON STOCK INFORMATION
Diluted earnings per share
   Income from continuing operations                          $    2.53    $   26.23    $    4.36    $    1.50    $    0.38
   Net income                                                      5.64        26.85         5.31         1.10         1.67
Regular cash dividends per share                                   1.10         1.10         1.10         1.10         1.10
Special cash dividend per share - Note N                          10.20            -            -            -            -