Form 10-Q
period 2006-12-31
ASHLAND INC.
filed 2007-02-07
CIK 1305014

===========================================================================


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           ----------------------

                                 FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2006

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

   At December 31, 2006, there were 62,637,469 shares of Registrant's Common Stock outstanding.


===========================================================================

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
------------------------------------------------------------------------------------------------------
                                                                               Three months ended
                                                                                   December 31
                                                                            --------------------------
(In millions except per share data - unaudited)                                   2006           2005
------------------------------------------------------------------------------------------------------
REVENUES
  Sales and operating revenues                                              $    1,803     $    1,686
  Equity income                                                                      4              2
  Other income                                                                       6              8
                                                                            -----------    -----------
                                                                                 1,813          1,696
COSTS AND EXPENSES
  Cost of sales and operating expenses                                           1,489          1,397
  Selling, general and administrative expenses                                     266            253
                                                                            -----------    -----------
                                                                                 1,755          1,650
                                                                            -----------    -----------
OPERATING INCOME                                                                    58             46
  Gain on the MAP Transaction (a)                                                    -              2
  Net interest and other financing income                                           16             10
                                                                            -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               74             58
  Income taxes                                                                     (21)           (23)
                                                                            -----------    -----------
INCOME FROM CONTINUING OPERATIONS                                                   53             35
  Income (loss) from discontinued operations (net of income taxes) (b)              (4)            31
                                                                            -----------    -----------
NET INCOME                                                                  $       49     $       66
                                                                            ===========    ===========
BASIC EARNINGS PER SHARE - Note H
  Income from continuing operations                                         $      .82     $      .49
  Income (loss) from discontinued operations                                      (.06)           .43
                                                                            -----------    -----------
  Net income                                                                $      .76     $      .92
                                                                            ===========    ===========
DILUTED EARNINGS PER SHARE - Note H
  Income from continuing operations                                         $      .81     $      .48
  Income (loss) from discontinued operations                                      (.06)           .43
                                                                            -----------    -----------
  Net income                                                                $      .75     $      .91
                                                                            ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                                             $     .275     $     .275

------------------------------------------------------------------------------------------------------

(a) "MAP Transaction" refers to the June 30, 2005 transfer of Ashland's 38% interest in Marathon Ashland Petroleum LLC (MAP), Ashland's maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion.
(b) Ashland sold APAC to Oldcastle Materials, Inc. in August 2006 for approximately $1.3 billion. After-tax operating results of APAC, excluding previously allocated corporate costs, are reflected in discontinued operations, with prior period restated.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------
                                                                                December 31     September 30     December 31
(In millions - unaudited)                                                              2006             2006            2005
-----------------------------------------------------------------------------------------------------------------------------
                                   ASSETS
                                   ------
CURRENT ASSETS
  Cash and cash equivalents                                                     $       516     $      1,820     $       601
  Available-for-sale securities                                                         436              349             479
  Accounts receivable                                                                 1,385            1,441           1,226
  Allowance for doubtful accounts                                                       (44)             (40)            (35)
  Inventories - Note F                                                                  580              532             499
  Deferred income taxes                                                                  76               93              66
  Other current assets                                                                   65               55              80
  Current assets of discontinued operations                                               -                -             472
                                                                                ------------    -------------    ------------
                                                                                      3,014            4,250           3,388
INVESTMENTS AND OTHER ASSETS
  Goodwill and other intangibles                                                        377              310             231
  Asbestos insurance receivable (noncurrent portion)                                    440              444             363
  Deferred income taxes                                                                 189              186             222
  Other noncurrent assets                                                               443              450             478
  Noncurrent assets of discontinued operations                                            -                -             967
                                                                                ------------    -------------    ------------
                                                                                      1,449            1,390           2,261
PROPERTY, PLANT AND EQUIPMENT
  Cost                                                                                2,042            2,007           1,848
  Accumulated depreciation and amortization                                          (1,079)          (1,057)         (1,015)
                                                                                ------------    -------------    ------------
                                                                                        963              950             833
                                                                                ------------    -------------    ------------

                                                                                $     5,426     $      6,590     $     6,482
                                                                                ============    =============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                                             $         7     $         12     $        12
  Trade and other payables                                                            1,059            1,302           1,025
  Dividends payable                                                                       -              674               -
  Income taxes                                                                           10               53               2
  Current liabilities of discontinued operations                                          -                -             203
                                                                                ------------    -------------    ------------
                                                                                      1,076            2,041           1,242
NONCURRENT LIABILITIES
  Long-term debt (less current portion)                                                  70               70              77
  Employee benefit obligations                                                          303              313             394
  Asbestos litigation reserve (noncurrent portion)                                      577              585             512
  Other long-term liabilities and deferred credits                                      522              485             483
  Noncurrent liabilities of discontinued operations                                       -                -              88
                                                                                ------------    -------------    ------------
                                                                                      1,472            1,453           1,554

STOCKHOLDERS' EQUITY                                                                  2,878            3,096           3,686
                                                                                ------------    -------------    ------------

                                                                                $     5,426     $      6,590     $     6,482
                                                                                ============    =============    ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


-----------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                                                                      other
                                                    Common        Paid-in       Retained      comprehensive
(In millions - unaudited)                            stock        capital       earnings               loss (a)        Total
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2005                   $        1     $      605     $    3,251         $     (118)      $    3,739
  Total comprehensive income (b)                                                      66                (12)              54
  Cash dividends                                                                     (20)                                (20)
  Issued 164,203 common shares under
    stock incentive and other plans (c)                                 9                                                  9
  Repurchase of 1,764,730 common shares                               (96)                                               (96)
                                                -----------    -----------    -----------        -----------      -----------
BALANCE AT DECEMBER 31, 2005                    $        1     $      518     $    3,297         $     (130)      $    3,686
                                                ===========    ===========    ===========        ===========      ===========

BALANCE AT SEPTEMBER 30, 2006                   $        1     $      240     $    2,899         $      (44)      $    3,096
  Total comprehensive income (b)                                                      49                 11               60
  Cash dividends                                                       (1)           (17)                                (18)
  Issued 492,303 common shares under
    stock incentive and other plans (c)                                28                                                 28
  Repurchase of 4,712,000 common shares                              (267)           (21)                               (288)
                                                -----------    -----------    -----------        -----------      -----------
BALANCE AT DECEMBER 31, 2006                    $        1     $        -     $    2,910         $      (33)      $    2,878
                                                ===========    ===========    ===========        ===========      ===========

-----------------------------------------------------------------------------------------------------------------------------

(a) At December 31, 2006 and 2005, the accumulated other comprehensive loss (after tax) of $33 million for 2006 and $130 million for 2005 was comprised of a minimum pension liability of $113 million for 2006 and $160 million for 2005, net unrealized translation gains of $81 million for 2006 and $31 million for 2005, and net unrealized losses on cash flow hedges of $1 million for 2006 and $1 million for 2005.
(b)  Reconciliations  of net income to total  comprehensive  income follow.

                                                                                                       Three months ended
                                                                                                           December 31
                                                                                                 ------------------------------
     (In millions)                                                                                     2006               2005
     --------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                  $       49         $       66
     Unrealized translation adjustments                                                                   9                (11)
         Related tax benefits                                                                             1                  -
     Net unrealized gains (losses) on cash flow hedges                                                    1                 (1)
                                                                                                 -----------        -----------
     Total comprehensive income                                                                  $       60         $       54
                                                                                                 ===========        ===========
   ----------------------------------------------------------------------------------------------------------------------------

(c) Includes income tax benefits resulting from the exercise of stock options of $8 million in fiscal year 2007 and $2 million in fiscal year 2006.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


-------------------------------------------------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three months ended
                                                                                                           December 31
                                                                                                 ------------------------------
(In millions - unaudited)                                                                              2006               2005
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
  Net income                                                                                     $       49         $       66
  Loss (income) from discontinued operations (net of income taxes)                                        4                (31)
  Adjustments to reconcile income from continuing operations to cash flows from operating activities
      Depreciation and amortization                                                                      28                 25
      Deferred income taxes                                                                              11                 39
      Equity income from affiliates                                                                      (4)                (2)
      Distributions from equity affiliates                                                                2                  1
      (Gain) on the MAP Transaction                                                                       -                 (2)
      Change in operating assets and liabilities (a)                                                   (212)              (306)
      Other items                                                                                         -                 (1)
                                                                                                 -----------        -----------
                                                                                                       (122)              (211)
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
  Proceeds from issuance of common stock                                                                 13                  4
  Excess tax benefits related to share-based payments                                                     6                  1
  Repayment of long-term debt                                                                            (5)                (5)
  Repurchase of common stock                                                                           (288)               (96)
  Cash dividends paid                                                                                  (692)               (20)
                                                                                                 -----------        -----------
                                                                                                       (966)              (116)
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
  Additions to property, plant and equipment                                                            (35)               (25)
  Purchase of operations - net of cash acquired                                                         (73)                 -
  Purchases of available-for-sale securities                                                           (286)              (227)
  Proceeds from sales and maturities of available-for-sale securities                                   207                152
  Other - net                                                                                             2                  3
                                                                                                 -----------        -----------
                                                                                                       (185)               (97)
                                                                                                 -----------        -----------
CASH USED BY CONTINUING OPERATIONS                                                                   (1,273)              (424)
  Cash (used) provided by discontinued operations
      Operating cash flows                                                                               (4)                64
      Investing cash flows                                                                              (27)               (24)
                                                                                                 -----------        -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                                (1,304)              (384)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                       1,820                985
                                                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                        $      516         $      601
                                                                                                 ===========        ===========
-------------------------------------------------------------------------------------------------------------------------------

(a) Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Results of operations for the period ended December 31, 2006, are not necessarily indicative of results to be expected for the year ending September 30, 2007. Certain prior period data has been reclassified in the condensed consolidated financial statements and accompanying footnotes to conform to current period presentation.

     On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, Ashland Paving And Construction, Inc. (APAC), to Oldcastle Materials, Inc. (Oldcastle). The operating results and assets and liabilities related to APAC have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented. Unless otherwise noted, amounts in these Notes to Condensed Consolidated Financial Statements exclude amounts attributable to discontinued operations.

     In June 2006, Ashland redefined its reportable business segments as it continues to evolve into a diversified, global chemical company. Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed since these businesses serve different markets and recent acquisitions have made Water Technologies a much larger and more distinct part of Ashland. Performance Materials includes three related business groups:
     Composite Polymers, Casting Solutions, and Specialty Polymers and Adhesives. Water Technologies also includes three related business groups: Drew Industrial, Drew Marine, and Environmental and Process Solutions (which is the business acquired from Degussa AG in May
     2006).   Disclosing   Performance  Materials  and  Water  Technologies
     separately provides greater visibility to Ashland's strategy of expanding its products, services and geographical reach in key market segments where it competes. For further information on this revised disclosure see "Information by Industry Segment" immediately following the Notes to Condensed Consolidated Financial Statements on pages 15 and 16 of this document. Prior periods have been conformed to the current period presentation.

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

NOTE B - NEW ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 157 (FAS 157), "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. FAS 157 becomes effective for Ashland on October 1, 2008. Ashland is currently in the process of determining the effect, if any, the adoption of FAS 157 will have on the consolidated financial statements.

     In September 2006, the FASB issued Financial Accounting Standard No. 158 (FAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which requires an employer to

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE B - NEW ACCOUNTING STANDARDS (CONTINUED)

     recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan (other than a multiemployer plan) as an asset or liability in its Consolidated Balance Sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders' equity. FAS 158 also requires additional disclosures in the notes to the consolidated financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. FAS 158 is effective for Ashland on September 30, 2007 and will not have an impact on the Statement of Consolidated Income, but will affect Ashland's Consolidated Balance Sheet. If Ashland had adopted this statement as of September 30, 2006, it would have increased accrued benefit liabilities by $117 million with a corresponding deferred tax asset increase of $46 million and an additional reduction in accumulated other comprehensive income of $71 million.

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for Ashland on October 1, 2007. Ashland is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

NOTE C - DISCONTINUED OPERATIONS

     As described in Note D of Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle on August 28, 2006. The sale price of $1.30 billion was subject to adjustments for changes in working capital and certain other accounts from September 30, 2005, until the closing date. Oldcastle paid $34 million at closing as a preliminary estimate of the working capital adjustment that was subsequently calculated at $7 million. During the December
     2006 quarter, Ashland repaid $25 million of the estimated purchase price adjustment to Oldcastle. Per the agreement, Oldcastle has a defined period of time to review this working capital calculation; therefore, future adjustments to the gain on the sale are possible until final approval is received. Ashland's Board of Directors authorized that substantially all of the $1.23 billion after-tax proceeds of the sale of APAC be distributed to the shareholders of Ashland by funding the completion of the then existing share repurchase authorization, an additional repurchase authorization and a one time special dividend. For further information on the special dividend and share repurchase programs see Note J - Capital Stock.

     The total gain on the sale of APAC recorded in the September 2006 quarter, including a pension and other postretirement curtailment gain, amounted to $162 million pretax and $110 million after-tax. In the December 2006 quarter subsequent post-closing adjustments were made to the gain, which adjusted the total gain on sale of APAC to $162 million pretax and $105 million after-tax.

     APAC qualifies as discontinued operations under FASB Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the results, net of tax, and assets and liabilities of discontinued operations are presented separately in Ashland's condensed consolidated financial statements and the notes to condensed consolidated financial statements have been adjusted to reflect discontinued operations. The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the Statements of Consolidated Income and the related combined 39% U.S. federal (35%) and state (4%, net of federal deductions) statutory income tax benefits of such expenses. These corporate expenses were $10 million for the December 2005 quarter. In accordance with a consensus of the Emerging Issues Task Force

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

     (EITF 87-24),  allocations  of general  corporate  overhead may not be
     allocated  to   discontinued   operations   for  financial   statement
     presentation.

     Due to refinements in the working capital calculation and other post-closing adjustments, the gain may continue to be adjusted in future periods. Adjustments to the gain will be reflected in the quarter they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

     Components of amounts in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three months ended December 31, 2006 and 2005.

     ---------------------------------------------------------------------------------------------------
     (In millions)                                                                   2006          2005
     ---------------------------------------------------------------------------------------------------
     REVENUES FROM DISCONTINUED OPERATIONS
       APAC                                                                     $       -     $     733
     INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)
       APAC                                                                             -            31
     LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (NET OF INCOME TAXES)
       APAC                                                                            (4)            -

NOTE D - ACQUISITIONS AND DIVESTITURES

     ACQUISITIONS

     In December 2006, Performance Materials acquired Northwest Coatings of Oak Creek, Wisconsin, a formulator and manufacturer of adhesives and coatings employing ultraviolet and electron beam (UV/EB) polymerization technologies from Caltius Equity Partners. The transaction, which includes production facilities in Milwaukee, Wisconsin and Greensboro, North Carolina, was valued at $74 million. At the time this purchase transaction was announced, Northwest Coatings had trailing twelve month sales of approximately $40 million. The results of Northwest Coatings are included in the Statement of Consolidated Income from the date of acquisition.

     In May 2006, Ashland acquired the water treatment business of Degussa AG (Degussa), branded under the Stockhausen name, with five manufacturing facilities operating in Germany, China, Brazil, Russia and the United States. The acquisition allows Ashland's Water Technologies segment to expand its technology base, product line and service levels while continuing to develop its presence in key emerging international markets. For its fiscal year ended December 31, 2005, Degussa reported sales and operating revenues (translated to U.S. dollars) of $258 million and operating income of $10 million. The transaction, denominated in Euros, was valued at $162 million at the exchange rate on the acquisition date. For further information on the purchase price allocation of this transaction see Note L in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

     DIVESTITURES

     On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, Ashland Paving And Construction, Inc. (APAC), to Oldcastle Materials, Inc. (Oldcastle). The operating results and assets and liabilities related to APAC have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented. For further information on this transaction see Note C - Discontinued Operations.

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE E - DEBT DEFEASANCE

     During the December 2005 quarter Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet as of December 31, 2005. Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments. The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule. The carrying value of the investments to defease debt, including other defeasements that occurred in fiscal 2005, at December 31, 2006 was $45 million and at September 30, 2006 was $51 million. The carrying value of the debt at December 31, 2006 was $39 million and $44 million at September 30, 2006.

NOTE F - INVENTORIES

     Inventories are carried at the lower of cost or market. Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method. The remaining inventories are stated at cost using the first-in, first-out (FIFO) method or average cost method (which approximates FIFO). The following table summarizes Ashland's inventories as of the reported Condensed Consolidated Balance Sheet dates.


     -------------------------------------------------------------------------------------------------------------------
                                                                           December 31     September 30     December 31
     (In millions)                                                                2006             2006            2005
     -------------------------------------------------------------------------------------------------------------------
     Chemicals and plastics                                                $       577     $        540     $       497
     Lubricants                                                                     94               84              88
     Other products and supplies                                                    53               55              56
     Excess of replacement costs over LIFO carrying values                        (144)            (147)           (142)
                                                                           ------------    -------------    ------------
                                                                           $       580     $        532     $       499
                                                                           ============    =============    ============

NOTE G - GOODWILL AND OTHER INTANGIBLES

     In accordance with FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets," Ashland conducts an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. In accordance with FAS 142, Ashland reviewed goodwill for impairment based on reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Ashland has completed its most recent annual goodwill impairment test required by FAS 142 as of July 1, 2006 and has determined that no impairment exists. The following is a progression of goodwill by segment for the three months ended December 31, 2006. There was no significant goodwill activity for the three months ended December 31, 2005.

     -------------------------------------------------------------------------------------------------------------------
                                      Performance                                                    Water
     (In millions)                      Materials        Distribution        Valvoline        Technologies        Total
     -------------------------------------------------------------------------------------------------------------------
     Balance at September 30, 2006    $      110        $          1         $     29         $        70       $   210
     Acquisitions                             47                   -                -                   1            48
     Currency translation adjustment           1                   -                -                   1             2
                                      -----------       -------------        ---------        ------------      --------
     Balance at December 31, 2006     $      158        $          1         $     29         $        72       $   260
                                      ===========       =============        =========        ============      ========

     Intangible assets consist of trademarks and trade names, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property. Intangibles are amortized on a straight-line basis over their estimated useful lives. The cost of trademarks and trade names is amortized principally over 10 to 25 years, intellectual property over 5 to 17 years and other intangibles over 3 to 30 years. Ashland reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Intangible assets were comprised of the following as of December 31, 2006 and 2005.

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE G - GOODWILL AND OTHER INTANGIBLES (CONTINUED)

     ---------------------------------------------------------------------------------------------------------------------
                                                           2006                                      2005
                                          --------------------------------------    --------------------------------------
                                             Gross                           Net       Gross                           Net
                                          carrying      Accumulated     carrying    carrying      Accumulated     carrying
     (In millions)                          amount     amortization       amount      amount     amortization       amount
     ---------------------------------------------------------------------------    --------------------------------------
     Trademarks and trade names           $     64     $       (20)     $     44    $     55     $       (19)     $     36
     Intellectual property                      40              (6)           34          19              (4)           15
     Other intangibles                          50             (11)           39          24              (8)           16
                                          --------     ------------     --------    --------     ------------     --------
     Total intangible assets              $    154     $       (37)     $    117    $     98     $       (31)     $     67
                                          ========     ============     ========    ========     ============     ========

     Amortization expense recognized on intangible assets for the three months ended December 31 was $3 million for 2006 and $1 million for 2005. As of December 31, 2006, all of Ashland's intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives. These assets had a balance of $32 million as of December 31, 2006 and $23 million as of December 31, 2005. In accordance with FAS 142, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life. Estimated amortization expense for future periods is $11 million in 2007 (includes three months actual and nine months estimated), $11 million in 2008, $10 million in 2009, $7 million in 2010 and $6 million in 2011.

NOTE H - EARNINGS PER SHARE

     Following is the  computation of basic and diluted  earnings per share
     (EPS) from continuing operations.

     ---------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                       December 31
                                                                                                --------------------------
     (In millions except per share data)                                                              2006           2005
     ---------------------------------------------------------------------------------------------------------------------
     NUMERATOR
     Numerator for basic and diluted EPS - Income
       from continuing operations                                                               $       53     $       35
                                                                                                ===========    ===========
     DENOMINATOR
     Denominator for basic EPS - Weighted average
       common shares outstanding                                                                        64             72
     Common shares issuable upon exercise of stock options and stock appreciation rights                 1              1
                                                                                                -----------    -----------
     Denominator for diluted EPS - Adjusted weighted
       average shares and assumed conversions                                                           65             73
                                                                                                ===========    ===========
     EPS FROM CONTINUING OPERATIONS
       Basic                                                                                    $      .76     $      .92
       Diluted                                                                                  $      .75     $      .91

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE I - EMPLOYEE BENEFIT PLANS

     Presently, Ashland anticipates contributing $51 million to its U.S. pension plans and $7 million to its non-U.S. pension plans during fiscal 2007. As of December 31, 2006, contributions of $20 million have been made to the U.S. plans and $1 million to the non-U.S. plans. The following table details the components of pension and other postretirement benefit costs.

     ------------------------------------------------------------------------------------------------
                                                                               Other postretirement
                                                     Pension benefits                benefits
                                                 ------------------------    ------------------------
     (In millions)                                    2006          2005          2006          2005
     ------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED DECEMBER 31
     Service cost                                $       9     $      15     $       1     $       2
     Interest cost                                      19            21             3             3
     Expected return on plan assets                    (21)          (25)            -             -
     Amortization of prior service credit                -             -            (1)           (2)
     Amortization of net actuarial loss                  5            10             -             -
                                                 ----------    ----------    ----------    ----------
                                                 $      12     $      21     $       3     $       3
                                                 ==========    ==========    ==========    ==========

NOTE J - CAPITAL STOCK

     On September 14, 2006 Ashland's Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend. Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million. This amount was accrued as dividends payable in the Condensed Consolidated Balance Sheet at September 30, 2006. Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland's Board of Directors and as further described below.

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

     The second program was authorized by Ashland's Board of Directors on September 14, 2006, employing the remaining after-tax proceeds from the sale of APAC to repurchase up to an additional 7 million shares. To facilitate this repurchase program, Ashland entered into a stock trading plan with Credit Suisse Securities (USA) LLC (Credit Suisse). The stock trading plan, amended and restated on September 20, 2006, allowed Credit Suisse to make daily repurchases of stock starting on October 2, 2006, in accordance with the instructions set forth in the filed plan and within the safe harbor from insider trading liability provided under Exchange Act Rule 10b5-1.

     Ashland repurchased 4.7 million shares for $288 million in the December 2006 quarter and 1.8 million shares for $96 million in the December 2005 quarter. Since the inception of the first described share repurchase program on July 21, 2005 through the completion of the second share repurchase program on December 19, 2006, Ashland repurchased a total of 13.2 million shares at a cost of $793 million. These repurchases represent approximately 18% of shares outstanding on June 30, 2005. The stock repurchase actions are consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE K - LITIGATION, CLAIMS AND CONTINGENCIES

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

     --------------------------------------------------------------------------------------------------------------------
                                                     Three months ended
                                                         December 31                     Years ended September 30
                                                  --------------------------     ----------------------------------------
     (In thousands)                                    2006            2005           2006           2005           2004
     --------------------------------------------------------------------------------------------------------------------
     Open claims - beginning of period                  162             184            184            196            198
     New claims filed                                     1               2              6             12             29
     Claims settled                                       -              (1)            (3)            (6)            (7)
     Claims dismissed                                   (12)             (4)           (25)           (18)           (24)
                                                  ----------     -----------     ----------     ----------     ----------
     Open claims - end of period                        151             181            162            184            196
                                                  ==========     ===========     ==========     ==========     ==========

     Since October 1, 2003, Riley has been dismissed as a defendant in 82% of the resolved claims. Amounts spent on litigation defense and claim settlements averaged $686 per claim resolved in the three months ended December 31, 2006, compared to $1,961 in the three months ended December 31, 2005, and annual averages of $1,428 in 2006, $1,985 in 2005 and $1,655 in 2004. A progression of activity in the asbestos reserve is presented in the following table.


     --------------------------------------------------------------------------------------------------------------------
                                                     Three months ended
                                                         December 31                     Years ended September 30
                                                  --------------------------     ----------------------------------------
     (In millions)                                    2006            2005           2006           2005           2004
     --------------------------------------------------------------------------------------------------------------------
     Asbestos reserve - beginning of period       $     635      $      571      $     571      $     618      $     610
     Expense incurred                                     -               -            104              -             59
     Amounts paid                                        (8)             (9)           (40)           (47)           (51)
                                                  ----------     -----------     ----------     ----------     ----------
     Asbestos reserve - end of period             $     627      $      562      $     635      $     571      $     618
                                                  ==========     ===========     ==========     ==========     ==========

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

     From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. During the most recent update of this estimate completed during the June 2006 quarter, it was determined that the reserves for asbestos claims should be increased by $104 million. This increase in the reserves was based on the results of a non-inflated, non-

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE K - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

     discounted 51-year model developed with the assistance of HR&A. This increase resulted in total reserves for asbestos claims of $627 million at December 31, 2006, compared to $635 million at September 30, 2006 and $562 million at December 31, 2005.

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

     At December 31, 2006, Ashland's receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $470 million, of which $69 million relates to costs previously paid. Receivables from insurers amounted to $474 million at September 30, 2006 and $393 million at December 31, 2005. The receivable was increased by $104 million during the June 2006 quarter, reflecting the updated model used for purposes of valuing the reserve described above, and its impact on the valuation of future recoveries from insurers. About 31% of the estimated receivables from insurance companies at December 31, 2006 are expected to be due from Equitas and other London companies. Of the remainder, approximately 97% is expected to come from companies or groups that are rated A or higher by A. M. Best.

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE K - LITIGATION, CLAIMS AND CONTINGENCIES (CONTINUED)

     On October 20, 2006, Equitas announced an agreement in principle on a structure in which National Indemnity Company, a member of the Berkshire Hathaway group of insurance companies, will reinsure all of Equitas's liabilities, provide up to a further $7 billion of reinsurance coverage to Equitas, and take on the staff and operations of Equitas and conduct the run-off of Equitas's liabilities. Ashland is currently evaluating whether or not this transaction may have an impact on the valuation assumptions for the receivable recorded from Equitas.

     ENVIRONMENTAL REMEDIATION

     Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At December 31, 2006, such locations included 73 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 115 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,230 service station properties, of which 223 are being actively remediated. Ashland's reserves for environmental remediation amounted to $200 million at December 31, 2006 compared to $199 million at September 30, 2006 and $179 million at December 31, 2005, of which $169 million at December 31, 2006, $168 million at September 30, 2006 and $147 million at December 31, 2005 were classified in noncurrent liabilities on the Condensed Consolidated Balance Sheets. The total reserves for environmental remediation reflect Ashland's estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense amounted to $4 million for the three months ended December 31, 2006 and $8 million for the three months ended December 31, 2005, and annual expense was $57 million in 2006, $52 million in 2005 and $7 million in 2004.

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

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
---------------------------------------------------------------------------
                                                     Three months ended
                                                        December 31
                                                ---------------------------
(In millions - unaudited)                             2006            2005
---------------------------------------------------------------------------

REVENUES
  Sales and operating revenues
     Performance Materials (a)                 $       366     $       352
     Distribution                                      948             967
     Valvoline                                         351             310
     Water Technologies (a)                            179              97
     Intersegment sales
       Performance Materials (a)                       (35)            (33)
       Distribution                                     (5)             (6)
       Valvoline                                        (1)             (1)
                                               ------------    ------------
                                                     1,803           1,686
  Equity income
     Performance Materials (a)                           3               2
     Valvoline                                           1               -
                                               ------------    ------------
                                                         4               2
  Other income
     Performance Materials (a)                           1               1
     Distribution                                        1               1
     Valvoline                                           2               3
     Water Technologies (a)                              1               1
     Unallocated and other                               1               2
                                               ------------    ------------
                                                         6               8
                                               ------------    ------------
                                               $     1,813     $     1,696
                                               ============    ============
OPERATING INCOME
  Performance Materials (a)                    $        26     $        26
  Distribution                                          14              34
  Valvoline                                             18               1
  Water Technologies (a)                                 5               1
  Unallocated and other (b)                             (5)            (16)
                                               ------------    ------------
                                               $        58     $        46
                                               ============    ============

---------------------------------------------------------------------------
(a) In June 2006, Ashland redefined its reportable business segments as it continues to evolve into a diversified chemical company. Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed. Prior periods have been conformed to the current period presentation.
(b) Includes corporate costs previously allocated to APAC of $10 million for the three months ended December 31, 2005.


----------------------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT
----------------------------------------------------------------------------------------
                                                                Three months ended
                                                                    December 31
                                                           -----------------------------
(In millions)                                                    2006              2005
----------------------------------------------------------------------------------------
PERFORMANCE MATERIALS (a) (b)
  Sales per shipping day                                   $      6.0        $      5.8
  Pounds sold per shipping day                                    5.0               5.2
  Gross profit as a percent of sales                             21.1%             21.6%
DISTRIBUTION (a)
  Sales per shipping day                                   $     15.5        $     15.9
  Pounds sold per shipping day                                   19.1              20.5
  Gross profit as a percent of sales                              8.6%             10.2%
VALVOLINE (a)
  Lubricant sales (gallons)                                      38.5              38.5
  Premium lubricants (percent of U.S. branded volumes)           21.9%             22.9%
  Gross profit as a percent of sales                             23.8%             22.1%
WATER TECHNOLOGIES (a) (b)
  Sales per shipping day                                   $      2.9        $      1.6
  Gross profit as a percent of sales                             40.4%             48.5%

----------------------------------------------------------------------------------------

(a) Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.
(b) In June 2006, Ashland redefined its reportable business segments as it continues to evolve into a diversified chemical company. Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed. Prior periods have been conformed to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------------------------------------

RESULTS OF OPERATIONS

     Ashland reported income from continuing operations of $53 million for the quarter ended December 31, 2006 compared to $35 million for the quarter ended December 31, 2005. The $18 million increase in the current quarter was primarily due to increased operating income of $12 million and a $6 million increase in net interest and other financing income. Ashland's net income decreased $17 million to $49 million for the December 2006 quarter, compared to $66 million for the December 2005 quarter. The net income comparison is affected by the sale of Ashland Paving And Construction, Inc. (APAC) on August 28, 2006, which qualified as a discontinued operation in the Statements of Consolidated Income. Net income for the December 2005 quarter included $31 million of income from the discontinued APAC operations. Operating income for both periods excludes income from discontinued operations other than $10 million of corporate costs which had been allocated to APAC in the December 2005 quarter. Much of these previously allocated costs have been eliminated as of the December 2006 quarter, contributing to the $12 million increase in operating income.

     Compared to the prior year's quarter, operating income increased 26% to $58 million driven by the recovery in Valvoline's results. Valvoline achieved a significant rebound in earnings, benefiting from stabilizing base oil costs and the effects of previously announced price increases, along with reductions in selling, general and administrative costs. Water Technologies recorded an 85% increase in sales and operating revenues and operating income grew substantially, both bolstered by the Environmental and Process Solutions (E&PS) business acquired last May. However, softness in U.S. industrial production adversely affected Distribution's results. Performance Materials was also impacted by soft automotive, marine and housing markets, but to a much lesser extent.

     In the June 2006 quarter, Ashland redefined its reportable business segments as it continues to evolve into a diversified chemical company. Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical have now been separately disclosed since these businesses serve different markets and recent acquisitions have made Water Technologies a much larger and more distinct part of Ashland.

     PERFORMANCE MATERIALS

     Performance Materials recorded operating income of $26 million for the December 2006 quarter which was essentially flat versus its operating income in the December 2005 quarter. Unit volume decreased 4% from 5.2 million pounds per shipping day in the December 2005 quarter to 5.0 million pounds per shipping day in the December 2006 quarter, resulting in a $4 million decline in operating income. The decline was primarily due to softness in the North American automotive, marine and construction markets. However, a more favorable product mix during the current quarter coupled with increased pricing led to a 4% increase in sales and operating revenues to $366 million, from $352 million in the December 2005 quarter. These factors plus reduced manufacturing costs had an offsetting $4 million positive impact on operating income.

     DISTRIBUTION

     Distribution reported disappointing quarterly results as operating income decreased 59% to $14 million compared to the December 2005 quarter, where hurricane-related product shortages and increased demand resulted in strong margins and record operating income of $34 million. Sales and operating revenues declined 2% from $967 million in the December 2005 quarter to $948 million in the December 2006 quarter, reflecting a 7% reduction in volume. Pounds sold per shipping day decreased in the current quarter to 19.1 million pounds from 20.5 million pounds in the December 2005 quarter, resulting in a $7 million decline in operating income. The month of December was particularly difficult in the current quarter, where volume decreased 17% compared to the prior December. This volume decrease in the month of December accounted for nearly 75% of the quarter-versus-quarter volume decline, as many customers elected to reduce

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------------------------------------

     DISTRIBUTION (CONTINUED)

     inventory levels in the last two weeks of December over the holiday period. Gross profit as a percent of sales declined from 10.2% to 8.6%, primarily due to the negative effect of lower volume on unit costs such as the fixed components of freight and warehousing. The decline in margin lowered operating income by $10 million compared to the December 2005 results. During the December 2006 quarter, Distribution implemented Ashland's new SAP(TM) enterprise resource planning (ERP) system which had a one-time negative impact of approximately $3 to $4 million on operating income and was partially the cause for a $3 million increase in selling, general and administrative expenses.

     VALVOLINE

     Valvoline reported record operating income results of $18 million during the current quarter compared to $1 million in the December 2005 quarter. Sales and operating revenues increased 13% over the December 2005 quarter to $351 million, reflecting increased pricing as volume levels were flat at 38.5 million lubricant gallons for both quarters. Gross profit as a percent of sales increased from 22.1% to 23.8%, resulting in a $17 million increase in operating income. A stable base oil market and the full effect of the September 2006 quarter price increases, coupled with lower expenses, led to significant margin recovery in the current quarter. Despite raising prices throughout fiscal year 2006, these price increases were not able to be implemented fast enough to offset rising feedstock costs. Lube oil feedstock costs had been steadily increasing for the past two years, but in the December 2006 quarter lubricant costs stabilized, with a small price decline actually occurring in November.

     WATER TECHNOLOGIES

     Water Technologies recorded operating income of $5 million during the December 2006 quarter compared to the $1 million reported in the December 2005 quarter. Sales and operating revenues increased 85% to $179 million in the current quarter compared to $97 million in the prior year's quarter, primarily due to the $79 million in sales and operating revenues contributed by the E&PS business, which was acquired from Degussa AG last May. Gross profit as a percent of sales decreased to 40.4% from 48.5%, reflecting the lower-margin E&PS business as opposed to gross profit margin declines in the industrial and marine businesses. Operating income for the December 2006 quarter was impacted by a $1.4 million bad debt charge for an industrial customer. Despite this charge, combined operating income for the marine and industrial businesses nearly tripled compared to the December 2005 quarter and combined revenues increased 5% compared to the same period.

     UNALLOCATED AND OTHER

     Unallocated and other costs were $5 million in the December 2006 quarter compared to $16 million in the December 2005 quarter. The December 2005 quarter included $10 million of corporate costs previously allocated to APAC that were included in this caption to reflect required generally accepted accounting principles presentation within the Statements of Consolidated Income.

     GAIN ON THE MAP TRANSACTION

     Ashland recorded an increase in the gain on the MAP Transaction of $2 million in the December 2005 quarter as a result of an increase in the discounted receivable from Marathon for the estimated present value of future tax deductions. See Note E of Notes to Condensed Consolidated Financial Statements in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, for further explanation of this receivable.

     NET INTEREST AND OTHER FINANCING INCOME

     Net interest and other financing income amounted to $16 million in the December 2006 quarter, compared to $10 million in the December 2005 quarter. The increase in the current quarter is due to the investment of the remaining proceeds from the APAC sale before these funds were utilized in the quarter as part of the share repurchase program and special shareholder dividend paid on October 25, 2006.

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------------------------------------

     INCOME TAXES

     Ashland's effective income tax rate was 28.6% for the December 2006 quarter, compared to 39.4% for the December 2005 quarter. The decline from the prior year's quarter reflects an approximate 5% reduction due to the effect of tax deductions for the special dividend paid in October on shares held in Ashland's employee stock ownership plan. The decline also reflects an approximate 1% reduction for research and development credits, an approximate 2% decrease resulting from the reclassification of APAC operating results in the December 2005 quarter to discontinued operations and an approximate 1% decline due to an adjustment in tax reserves.

     DISCONTINUED OPERATIONS (NET OF INCOME TAXES)

     A loss from discontinued operations of $4 million was recorded in the December 2006 quarter, reflecting post-closing adjustments to the gain on the sale of APAC recorded in the September 2006 quarter. Income from discontinued operations of $31 million in the December 2005 quarter reflects APAC's operating earnings, excluding the previously allocated corporate costs, which were included in operating income under "unallocated and other." For further information on the sale of APAC and its classification as a discontinued operation see Note C to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION

     LIQUIDITY

     Cash flows from operating activities from continuing operations, a major source of Ashland's liquidity, amounted to a cash outflow of $122 million for the three months ended December 31, 2006, compared to a cash outflow of $211 million for the three months ended December 31, 2005. The cash outflow in the December 2006 quarter reflects a $212 million cash outflow resulting from a net increase in operating assets and liabilities. The largest component of this change was a $204 million decrease in trade and other payables, which includes a $21 million contribution to Ashland's pension plans as well as the seasonal decline in accounts payable. Ashland typically accelerates payments to vendors at the end of December to coincide with their fiscal year-ends, versus delaying some payments at the end of September. The December 2005 quarter had a similar seasonal decline in trade and other payables of $186 million.

     Following shareholder approval of the MAP Transaction in June 2005, Moody's lowered Ashland's senior debt rating from Baa2 to Ba1, their highest non-investment grade rating, and also lowered Ashland's commercial paper rating from P-3 to N-P (Not-Prime), citing the annual cash flow lost from the operations sold. In August 2006, Standard & Poor's lowered Ashland's senior debt rating from BBB- to BB+, their highest non-investment grade rating, and lowered Ashland's commercial paper rating from A-3 to B, citing Ashland's intention to distribute the APAC proceeds to shareholders instead of using the proceeds for business investment. Ashland has a revolving credit agreement that expires on March 21, 2010, which provides for up to $350 million in borrowings. The borrowing capacity under this facility was reduced by $105 million of letters of credit outstanding at December 31, 2006. The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland's stockholders' equity. The covenant's terms would have permitted Ashland to borrow $4.2 billion at December 31, 2006, in addition to the actual total debt incurred at that time. Permissible total Ashland debt under the covenant's terms increases (or decreases) by 150% of any increase (or decrease) in stockholders' equity.

     At December 31, 2006,  working capital  (excluding debt due within one year) amounted to $1,945 million, compared to $2,221 million at September 30, 2006 and $1,889 million at December 31, 2005 (excluding assets and liabilities of discontinued operations). Ashland's working capital is affected by its use of the LIFO method of inventory valuation. That method valued inventories below their replacement costs by $144 million at December 31, 2006, $147 million at September 30, 2006 and $142 million at December 31, 2005. Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------------------------------------

     LIQUIDITY (CONTINUED)

     to 213% of current liabilities at December 31, 2006, compared to 175% at September 30, 2006 and 218% at December 31, 2005 (excluding current liabilities of discontinued operations). Ashland has defeased $39 million of its outstanding debt at December 31, 2006 with $44 million recorded for both September 30, 2006 and December 31, 2005. See Note E to the Condensed Consolidated Financial Statements for further information on this debt defeasance.

     CAPITAL RESOURCES

     On September 14, 2006, Ashland's Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend. Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million. This amount was accrued as "dividends payable" in the Condensed Consolidated Balance Sheet at September 30, 2006. Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland's Board of Directors. Ashland repurchased 4.7 million shares for $288 million in the December 2006 quarter and 1.8 million shares for $96 million in the December 2005 quarter. See Note J to the Condensed Consolidated Financial Statements for a description of Ashland's share repurchase programs.

     For the three months ended December 31, 2006, property additions amounted to $35 million, compared to $25 million for the same period last year. Ashland anticipates meeting its remaining 2007 capital requirements for property additions and dividends from internally generated funds.

     Ashland's debt level amounted to $77 million at December 31, 2006, compared to $82 million at September 30, 2006 and $89 million at December 31, 2005. Debt as a percent of capital employed amounted to 2.6% at December 31, 2006, compared to 2.6% at September 30, 2006 and 2.4% at December 31, 2005.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     There have been no material changes in the critical accounting policies described in Management's Discussion and Analysis (MD&A) in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. For a discussion of Ashland's asbestos-related litigation and environmental remediation matters, see Note K to the Condensed Consolidated Financial Statements.

OUTLOOK

     The December 2006 quarter marked the first full quarter for Ashland as a singularly focused, diversified chemical company. Ashland continues to be committed to growing, both organically and through acquisitions. This balanced approach to growth, as well as Ashland's strong financial position are intended to create value for its investors and deliver needed solutions to its customers.

     Performance Materials' results in 2007 across its three business groups will, in large part, be determined by the pace of recovery in the North American automotive, marine and construction markets. While the timing or pace of this recovery cannot be predicted, the division continues to focus on expense control management to maximize its earnings potential in the near term despite sluggish volume levels, as its U.S. operations prepare for the ERP system integration in February 2007.

     With the ERP system implementation and depressed volume levels for the last half of the month of December behind, Distribution's sales for January 2007 rebounded to a level comparable to January 2006, although softness in U.S. industrial production could continue to be an issue throughout the fiscal year. In addition, Distribution's contract with Dow Chemical to distribute its plastics in North America ends March 1, 2007. Ashland is working hard to transfer as much of this business as possible to plastics

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------------------------------------

OUTLOOK (CONTINUED)

     provided by other suppliers. During this transition phase the impact on Distribution's profitability from the business lost is expected to be approximately $4 to $5 million per quarter. However, Ashland is diligently working to replace this lost volume and expects the long-term impact to be less. As a result of this contract expiration and the projected softness in U.S. industrial production previously mentioned, operating income in the March 2007 quarter will likely fall below the prior year's level.

     Valvoline's recovery during the December quarter was highlighted by its record first quarter earnings, though gross profit margins remain below historical levels. While these margins have improved over prior quarters, volume levels were flat and continue to be an area of focus. Valvoline's efforts to reduce annual costs by $20 million have also been successful, as targeted costs declined by roughly $5 million in the quarter. This cost reduction as well as the gross profit margin recovery have Valvoline well positioned for the upcoming prime car care months. In addition, Valvoline Instant Oil Change, which opened its 500th franchise store during the current quarter, recently unveiled a new strategy of increasing customer satisfaction through speed and concentrating services to those that deliver the greatest customer value. This new strategy has been met with rising customer satisfaction ratings, increasing 13 percentage points compared to the prior year's quarter.

     Water Technologies performance for the remainder of the year should continue to benefit from its business model redesign as well as the $10 million of cost reductions and a full year of the E&PS business. However, raw material pricing is still a significant metric that will continue to affect the margins and overall profitability within this business segment. As Water Technologies' U.S. operations prepare for the ERP system integration in February 2007, mitigating potential business interruptions is a key focus.

     When APAC was sold in the September 2006 quarter there were remaining costs that had been previously allocated to this business. To help address these costs and improve Ashland's overall competitiveness, 1,100 administrative and corporate employees were offered an enhanced early retirement or voluntary severance opportunity in December 2006, of which 236 employees subsequently applied for this package. In late January 2007, Ashland completed its review of these applications and has accepted 172 of the employee requests and currently expects to record approximately a $25 million pretax reserve for these accepted employee offers during the March 2007 quarter. However, since employee termination dates will occur over the next several months, the estimated cost savings of approximately $10 to $12 million pretax annually will not begin to be fully realized until December 2007.

FORWARD LOOKING STATEMENTS

     Management's Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include those that refer to Ashland's operating performance, earnings, and benefits expected to be obtained through the GlobalOne ERP implementation. These estimates are based upon a number of assumptions, including those mentioned within MD&A. Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters). Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur. Other factors and risks affecting Ashland are contained in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

---------------------------------------------------------------------------
ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Ashland's market risk exposure at December 31, 2006 is generally consistent with the types and amounts of market risk exposures presented in Ashland's Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

     (b) During the quarter ended December 31, 2006, as part of an ongoing SAP(TM) enterprise resource planning (ERP) project, the ERP system was implemented for Valvoline's U.S. operations and certain corporate functions in October 2006 and for Ashland Distribution's U.S. operations in December 2006. As a result, internal controls in the affected corporate functions and the U.S. operations of Valvoline and Distribution related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system. Although management believes internal controls have been maintained or enhanced by the ERP systems implemented during the quarter, the controls in the newly upgraded environments have not been completely tested. As such there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness. Management will be performing tests of controls relating to the new SAP(TM) environment in these business units over the course of fiscal 2007. Otherwise, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

     The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding
100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed. Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 49,700 active lawsuits pending as of December 31, 2006. In these active lawsuits, approximately 0.4% of the active lawsuits involve claims between $0 and $100,000; approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.2% of the active lawsuits involve claims between $5 million and $10 million; less than 2% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

     For  additional   information   regarding   liabilities  arising  from
asbestos-related litigation, see Note K of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

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

     Environmental Proceedings - Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 2006, Ashland had been named a PRP at 73 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("USEPA") or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

     For  additional   information  regarding   environmental  matters  and
reserves, see Note K of "Notes to Condensed Consolidated Financial Statements" in this quarterly report on Form 10-Q.

     MTBE Litigation - Ashland is a defendant along with many other companies in approximately 30 cases alleging methyl tertiary-butyl ether ("MTBE") contamination in groundwater. All of these cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings. The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater. Ashland's involvement in these cases relates to gasoline containing MTBE allegedly produced and sold by Ashland, or one or more of its subsidiaries, in the period prior to the formation of Marathon Ashland Petroleum LLC ("MAP"). Ashland only distributed MTBE or gasoline containing MTBE in a limited number of states and has been dismissed in a number of cases in which it was established that Ashland did not market MTBE or gasoline containing MTBE in the state or region at issue. Many MTBE cases allege class action status and seek punitive damages or treble damages under a variety of statutes and theories. The potential impact of these cases and any future similar cases is uncertain. Ashland will vigorously defend these actions.

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

ITEM 1A.  RISK FACTORS

     During the period covered by this report, two of the risk factors previously disclosed in Ashland's Form 10-K for the year ended September 30, 2006 materially changed. The risk factor regarding the implementation of an enterprise resource planning project and the risk factor regarding increases in raw material costs are now amended to read in their entirety as set forth below.

ASHLAND'S IMPLEMENTATION OF ITS SAP(TM) ENTERPRISE RESOURCE PLANNING ("ERP") PROJECT HAS THE POTENTIAL FOR BUSINESS INTERRUPTION AND ASSOCIATED ADVERSE IMPACT ON OPERATING RESULTS AS WELL AS INTERNAL CONTROLS.

     In 2004, Ashland initiated a multi-year ERP project that is expected to achieve increased efficiency and effectiveness in supply chain, financial and environmental, health and safety processes. The ERP system was implemented in Canada in 2005. During the first fiscal quarter of 2007, the ERP system was implemented in the U.S. operations of Valvoline and Distribution. The ERP system was implemented in February 2007 for the U.S. operations of Performance Materials and Water Technologies. In late fiscal 2007, Ashland will begin the first phase of implementing the ERP system in its European operations. In fiscal 2008, Ashland will begin implementing the ERP system for most of its remaining operations.

     Extensive planning has occurred to support effective implementation of the ERP system; however, such implementations carry certain risks, including potential for business interruption with the associated adverse impact on operating income. In addition, internal controls that are modified or redesigned to support the new ERP system may not have been completely tested. As a result, there is a risk that deficiencies may or will exist in the future, and could constitute significant deficiencies, or in the aggregate, a material weakness. The first phase of the European implementation poses increased risk related to the testing of controls as of the end of the fiscal year due to its timing late in the year. While that risk could be reduced by deferring the ERP implementation into 2008, Ashland's management believes the ERP provides for a stronger control environment and, thus, its implementation should proceed as scheduled.

CERTAIN OF ASHLAND'S SUPPLY ARRANGEMENTS SUBJECT THE COMPANY TO THE RISK THAT IT MAY NOT BE ABLE TO PASS THROUGH INCREASES IN RAW MATERIALS COSTS. IN ADDITION, CERTAIN OF ASHLAND'S SUPPLIERS MAY BE UNABLE TO DELIVER PRODUCTS OR RAW MATERIALS OR MAY WITHDRAW FROM CONTRACTUAL ARRANGEMENTS. THE OCCURRENCE OF EITHER EVENT COULD ADVERSELY AFFECT ASHLAND'S RESULTS OF OPERATIONS.

     Rising and volatile raw material prices, especially those of hydrocarbon derivatives, may negatively impact Ashland's costs. Ashland is not always able to raise prices in response to such increased costs, and its ability to pass on the costs of such price increases is dependent upon market conditions. Likewise, Ashland purchases certain products and raw materials from suppliers, often pursuant to written supply contracts. If those suppliers are unable to timely meet Ashland's orders or choose to terminate or otherwise avoid contractual arrangements, Ashland may not be able to make alternative supply arrangements. If Ashland is unable to obtain and retain qualified suppliers under commercially acceptable terms, its ability to manufacture and deliver products in a timely, competitive and profitable manner could be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table summarizes information regarding purchases of Ashland Common Stock by Ashland during the first quarter of fiscal 2007.

                 Issuer Purchases of Equity Securities (1)

                                                                                                  Maximum number
                                                                                                 (or approximate
                                                                                                 dollar value) of
                                                   Average price      Total number of shares    shares that may yet
                                                   paid per share,     purchased as part of     be purchased under
                               Total number of       including          publicly announced         the plans or
Period                         shares purchased      commission         plans or programs            programs
------                         ----------------    ---------------    ----------------------    -------------------
                                     (a)                 (b)                  (c)                       (d)
October 1 - October 31             2,664,500           $58.22               2,664,500             $132,722,734.61
November 1 - November 30           1,252,500           $62.87               1,252,500             $ 53,972,668.36
December 1 - December 31             795,000           $67.84                 795,000             $     43,107.86
                                  ----------           ------               ---------             ---------------
Total                              4,712,000           $61.08               4,712,000             $     43,107.86

(1) During the quarter ended December 31, 2006, Ashland repurchased shares of Ashland Common Stock (the "Shares") pursuant to a repurchase program publicly announced on September 14, 2006. Under the program, Ashland was authorized to repurchase up to 7 million Shares or the dollar amount represented by the after-tax proceeds of the APAC Transaction remaining after payment of the special dividend on October 25, 2006, and the completion of a prior Share repurchase authorization, whichever was first exhausted. The dollar amount was substantially exhausted on December 22, 2006, and Ashland does not intend to make further repurchases under the program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 25, 2007, Ashland's Annual Meeting of Shareholders was held at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m. The following are the results of the shareholder vote at the meeting:

     (1)  Ernest H. Drew, Mannie L. Jackson,  Theodore M. Solso and Michael
          J. Ward were elected as Class III directors to a three-year term and John F. Turner was elected as a Class II director to a two-year term with the vote totals referenced below.

                                                    Votes
                                        ---------------------------
                                        Affirmative        Withheld
                                        -----------       ---------
               Ernest H. Drew            51,090,798       2,013,067
               Mannie L. Jackson         49,737,295       3,366,570
               Theodore M. Solso         48,824,422       4,279,443
               John F. Turner            51,074,703       2,029,162
               Michael J. Ward           50,269,753       2,834,112

          Bernadine P. Healy, M.D., Kathleen Ligocki, James J. O'Brien, Roger W. Hale and George A. Schaefer, Jr. continue to serve as directors. In addition, subsequent to the Annual Meeting, the Board of Directors met and approved the appointment of Barry W. Perry as a Class I director for a one-year term.

     2) The appointment of Ernst & Young LLP as independent auditors for fiscal year ending September 30, 2007, was ratified by a vote of 51,114,946 shares voting for, 1,501,269 shares voting against, and 487,649 shares abstaining.

     3) A shareholder proposal to initiate the appropriate process to implement majority voting for election of directors was rejected by Ashland's shareholders by a vote of 19,120,852 shares voting for, 24,724,656 shares voting against, and 943,845 shares abstaining.

ITEM 6.  EXHIBITS

(a)    Exhibits

4 Agreement of Resignation, Appointment and Acceptance, dated as of November 30, 2006, by and among Ashland, Wilmington Trust Company ("Wilmington") and Citibank, N.A. ("Citibank") whereby Wilmington replaced Citibank as Trustee under the Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank.

10.1 Separation Agreement and General Release between Ashland Inc. and Gary A. Cappeline, effective January 10, 2007.

10.2 Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005).

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


                                            Ashland Inc.
                          -------------------------------------------------
                                            (Registrant)


Date:  February 7, 2007   /s/ J. Marvin Quin
                          -------------------------------------------------
                          J. Marvin Quin
                          Senior Vice President and Chief Financial Officer
                          (on behalf of the Registrant and as principal
                          financial officer)

                               EXHIBIT INDEX


Exhibit
  No.                               Description
-------  ------------------------------------------------------------------

4 Agreement of Resignation, Appointment and Acceptance, dated as of November 30, 2006, by and among Ashland, Wilmington Trust Company ("Wilmington") and Citibank, N.A. ("Citibank") whereby Wilmington replaced Citibank as Trustee under the Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank.

10.1 Separation Agreement and General Release between Ashland Inc. and Gary A. Cappeline, effective January 10, 2007.

10.2 Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005).

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