Form 10-Q
period 2007-03-31
ASHLAND INC.
filed 2007-05-09
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 1-32532

ASHLAND INC.

(a Kentucky corporation)
I.R.S. No. 20-0865835

50 E. RiverCenter Boulevard
P.O. Box 391
Covington, Kentucky 41012-0391
Telephone Number (859) 815-3333

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

At March 31, 2007, there were 62,774,541 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2007	2006	2007	2006

REVENUES
Sales and operating revenues	$1,915	$1,786	$3,717	$3,472
Equity income	3	2	6	4
Other income	7	7	14	14
	1,925	1,795	3,737	3,490
COSTS AND EXPENSES
Cost of sales and operating expenses	1,575	1,484	3,064	2,880
Selling, general and administrative expenses (a)	309	262	574	515
	1,884	1,746	3,638	3,395
OPERATING INCOME	41	49	99	95
Loss on the MAP Transaction (b)	(4)	(3)	(4)	(2)
Net interest and other financing income	9	9	25	20
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	46	55	120	113
Income taxes	(15)	(5)	(36)	(29)
INCOME FROM CONTINUING OPERATIONS	31	50	84	84
Income (loss) from discontinued operations (net of income taxes) (c)	18	(1)	14	30
NET INCOME	$49	$49	$98	$114

BASIC EARNINGS PER SHARE - Note H
Income from continuing operations	$.49	$.69	$1.32	$1.18
Income (loss) from discontinued operations	.29	(.01)	.23	.42
Net income	$.78	$.68	$1.55	$1.60

DILUTED EARNINGS PER SHARE - Note H
Income from continuing operations	$.49	$.68	$1.30	$1.16
Income (loss) from discontinued operations	.28	(.01)	.22	.41
Net income	$.77	$.67	$1.52	$1.57

DIVIDENDS PAID PER COMMON SHARE	$.275	$.275	$.55	$.55

(a)
The three and six months ended March 31, 2007 includes a $25 million charge for costs associated with Ashland’s voluntary severance offer.  See Note D of the Notes to Condensed Consolidated Financial Statements for further information.

(b)
“MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation.  The loss for the periods presented reflects adjustments in the recorded receivable for future estimated tax deductions related primarily to environmental and other postretirement reserves.

(c)
The three and six months ended March 31, 2007 includes income of $18 million resulting from an increase in Ashland’s asbestos insurance receivable.  The prior periods primarily include after-tax operating results of APAC (excluding previously allocated corporate costs) as a result of the sale of APAC to Oldcastle Materials, Inc. in August 2006 for approximately $1.3 billion.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30	March 31
(In millions - unaudited)	2007	2006	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$584	$1,820	$476
Available-for-sale securities	371	349	621
Accounts receivable	1,497	1,441	1,315
Allowance for doubtful accounts	(49)	(40)	(36)
Inventories - Note F	576	532	494
Deferred income taxes	86	93	74
Other current assets	79	55	86
Current assets of discontinued operations	-	-	439
	3,144	4,250	3,469
INVESTMENTS AND OTHER ASSETS
Goodwill and other intangibles - Note G	375	310	230
Asbestos insurance receivable (noncurrent portion)	449	444	345
Deferred income taxes	194	186	231
Other noncurrent assets	438	450	469
Noncurrent assets of discontinued operations	-	-	954
	1,456	1,390	2,229
PROPERTY, PLANT AND EQUIPMENT
Cost	2,045	2,007	1,891
Accumulated depreciation and amortization	(1,088)	(1,057)	(1,037)
	957	950	854

	$5,557	$6,590	$6,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$10	$12	$12
Trade and other payables	1,143	1,302	1,083
Dividends payable	-	674	-
Income taxes	22	53	6
Current liabilities of discontinued operations	-	-	211
	1,175	2,041	1,312
NONCURRENT LIABILITIES
Long-term debt (less current portion)	67	70	77
Employee benefit obligations	318	313	404
Asbestos litigation reserve (noncurrent portion)	569	585	500
Other long-term liabilities and deferred credits	507	485	477
Noncurrent liabilities of discontinued operations	-	-	88
	1,461	1,453	1,546

STOCKHOLDERS’ EQUITY	2,921	3,096	3,694

	$5,557	$6,590	$6,552

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	loss	(a)	Total

BALANCE AT SEPTEMBER 30, 2005	$1	$605	$3,251	$(118)		$3,739
Total comprehensive income (b)			114	(5)		109
Cash dividends, $.55 per common share			(40)			(40)
Issued 506,569 common shares under
stock incentive and other plans (c)		24				24
Repurchase of 2,402,030 common shares		(138)				(138)
BALANCE AT MARCH 31, 2006	$1	$491	$3,325	$(123)		$3,694

BALANCE AT SEPTEMBER 30, 2006	$1	$240	$2,899	$(44)		$3,096
Total comprehensive income (b)			98	15		113
Cash dividends, $.55 per common share		(1)	(34)			(35)
Issued 629,375 common shares under
stock incentive and other plans (c)		35				35
Repurchase of 4,712,000 common shares		(267)	(21)			(288)
BALANCE AT MARCH 31, 2007	$1	$7	$2,942	$(29)		$2,921

(a)
At March 31, 2007 and 2006, the accumulated other comprehensive loss (after-tax) of $29 million for 2007 and $123 million for 2006 was comprised of a minimum pension liability of $113 million for 2007 and $160 million for 2006, net unrealized translation gains of $85 million for 2007 and $38 million for 2006, and net unrealized losses on cash flow hedges of $1 million for 2007 and $1 million for 2006.

(b)	Reconciliations of net income to total comprehensive income follow.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2007	2006	2007	2006

Net income	$49	$49	$98	$114
Unrealized translation gains (losses)	4	6	13	(5)
Related tax benefit	-	-	1	-
Net unrealized gains on cash flow hedges	-	1	1	-
Net unrealized losses on available-for-sale securities	-	(1)	-	-
Total comprehensive income	$53	$55	$113	$109

(c)	Includes income tax benefits resulting from the exercise of stock options of $11 million and $4 million for the six months ended March 31, 2007 and 2006, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended March 31
(In millions - unaudited)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net Income	$98	$114
Income from discontinued operations (net of income taxes)	(14)	(30)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	57	52
Deferred income taxes	(1)	22
Equity income from affiliates	(6)	(4)
Distributions from equity affiliates	3	2
Loss on the MAP Transaction	4	2
Change in operating assets and liabilities (a)	(223)	(310)
Other items	(1)	-
	(83)	(152)
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of common stock	17	14
Excess tax benefits related to share-based payments	8	4
Repayment of long-term debt	(5)	(5)
Repurchase of common stock	(288)	(138)
Cash dividends paid	(709)	(40)
	(977)	(165)
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(66)	(75)
Purchase of operations - net of cash acquired	(73)	(3)
Proceeds from sale of operations	1	1
Purchases of available-for-sale securities	(306)	(549)
Proceeds from sales and maturities of available-for-sale securities	286	337
Other - net	12	1
	(146)	(288)
CASH USED BY CONTINUING OPERATIONS	(1,206)	(605)
Cash provided (used) by discontinued operations
Operating cash flows	(2)	132
Investing cash flows	(28)	(36)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,236)	(509)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,820	985

CASH AND CASH EQUIVALENTS - END OF PERIOD	$584	$476

(a)	Excludes changes resulting from operations acquired or sold.

 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  Results of operations for the period ended March 31, 2007, are not necessarily indicative of results to be expected for the year ending September 30, 2007.  Certain prior period data has been reclassified in the condensed consolidated financial statements and accompanying footnotes to conform to current period presentation.

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

In June 2006, Ashland redefined its reportable business segments as it continues to evolve into a diversified, global chemical company.  Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed since these businesses serve different markets and recent acquisitions have made Water Technologies a much larger and more distinct part of Ashland.  Performance Materials includes three related business groups:  Composite Polymers, Casting Solutions, and Specialty Polymers and Adhesives.  Water Technologies also includes three related business groups:  Drew Industrial, Drew Marine, and Environmental and Process Solutions (which is the business acquired from Degussa AG in May 2006).  Disclosing Performance Materials and Water Technologies separately provides greater visibility to Ashland’s strategy of expanding its products, services and geographical reach in key market segments where it competes.  For further information on this revised disclosure see “Information by Industry Segment” immediately following the Notes to Condensed Consolidated Financial Statements on pages 16 and 17 of this document.  Prior periods have been conformed to the current period presentation.

The preparation of Ashland’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include but are not limited to long-lived assets, employee benefit obligations, income taxes, reserves and associated receivables for asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

NOTE B – NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for Ashland on October 1, 2007.  Ashland is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – NEW ACCOUNTING STANDARDS (continued)

In September 2006, the FASB issued Financial Accounting Standard No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  FAS 157 becomes effective for Ashland on October 1, 2008.  Ashland is currently in the process of determining the effect, if any, the adoption of FAS 157 will have on the consolidated financial statements.

In September 2006, the FASB issued Financial Accounting Standard No. 158 (FAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan (other than a multiemployer plan) as an asset or liability in its Consolidated Balance Sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.  FAS 158 also requires additional disclosures in the notes to the consolidated financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  FAS 158 is effective for Ashland on September 30, 2007 and will not have an impact on the Statement of Consolidated Income, but will affect Ashland’s Consolidated Balance Sheet.  If Ashland had adopted this statement as of September 30, 2006, it would have increased accrued benefit liabilities by $117 million with a corresponding deferred tax asset increase of $46 million and an additional reduction in accumulated other comprehensive income of $71 million.

NOTE C – DISCONTINUED OPERATIONS

As described in Note D of Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle on August 28, 2006.  The sale price of $1.30 billion was subject to adjustments for changes in working capital and certain other accounts from September 30, 2005, until the closing date.  Oldcastle paid $34 million at closing as a preliminary estimate of the working capital adjustment that was subsequently calculated at $7 million.  During the December 2006 quarter, Ashland repaid $25 million of the estimated purchase price adjustment to Oldcastle.  Per the agreement, Oldcastle had a defined period of time to review this working capital calculation, which was completed in the March 2007 quarter.  As a result, Ashland repaid the remaining $2 million purchase price adjustment, which completed the sale.  The total gain on the sale of APAC recorded in the September 2006 quarter, including a pension and other postretirement curtailment gain, amounted to $162 million pretax and $110 million after-tax.  The post-closing adjustments made during the six months ended March 31, 2007 adjusted the total gain on sale of APAC to $162 million pretax and $105 million after-tax.

Ashland’s Board of Directors authorized that substantially all of the $1.23 billion after-tax proceeds of the sale of APAC be distributed to the shareholders of Ashland by funding the completion of the then existing share repurchase authorization, an additional repurchase authorization and a one time special dividend.  For further information on the special dividend and share repurchase programs see Note J – Capital Stock.

APAC qualifies as discontinued operations under FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the operating results, net of tax, and assets and liabilities of discontinued operations are presented separately in Ashland’s condensed consolidated financial statements and the notes to condensed consolidated financial statements have been adjusted to reflect discontinued operations.  The amounts eliminated from continuing operations did not include allocations of corporate expenses to APAC included in the selling, general and administrative expenses caption in the Statements of Consolidated Income and the combined 39% U.S. federal (35%) and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DISCONTINUED OPERATIONS (continued)

state (4%, net of federal deductions) statutory income tax benefits related to such expenses.  These corporate expenses were $12 million for the March 2006 quarter and $22 million for the six months ended March 31, 2006.  In accordance with a consensus of the Emerging Issues Task Force (EITF 87-24), allocations of general corporate overhead may not be allocated to discontinued operations for financial statement presentation.

Components of amounts in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and six months ended March 31, 2007 and 2006.

	Three months ended March 31		Six months ended March 31
(In millions)	2007	2006	2007	2006
Revenues from discontinued operations
APAC	$-	$505	$-	$1,238
Income (loss) from discontinued operations (net of income taxes)
APAC	-	(1)	-	31
Asbestos-related litigation reserves and expenses	18	-	18	(1)
Loss on disposal of discontinued operations (net of income taxes)
APAC	-	-	(4)	-

NOTE D – ACQUISITIONS AND DIVESTITURES

Acquisitions

In December 2006, Ashland acquired Northwest Coatings of Oak Creek, Wisconsin, a formulator and manufacturer of adhesives and coatings employing ultraviolet and electron beam (UV/EB) polymerization technologies from Caltius Equity Partners.  The transaction, which includes production facilities in Milwaukee, Wisconsin and Greensboro, North Carolina, was valued at $74 million.  At the time this purchase transaction was announced, Northwest Coatings had trailing twelve month sales of approximately $40 million.  The results of Northwest Coatings are included in the Statement of Consolidated Income from the date of acquisition within the Performance Materials business segment.

In May 2006, Ashland acquired the water treatment business of Degussa AG (Degussa), branded under the Stockhausen name, with five manufacturing facilities operating in Germany, China, Brazil, Russia and the United States.  The acquisition allows Ashland’s Water Technologies segment to expand its technology base, product line and service levels while continuing to develop its presence in key emerging international markets.  For its fiscal year ended December 31, 2005, Degussa reported sales and operating revenues (translated to U.S. dollars) of $258 million and operating income of $10 million.  The transaction, denominated in Euros, was valued at $162 million at the exchange rate on the acquisition date.  For further information on the purchase price allocation of this transaction see Note L in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Divestitures

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle.  The operating results and assets and liabilities related to APAC have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.  For further information on this transaction see Note C – Discontinued Operations.

As a result of the APAC divestiture certain identified remaining corporate costs that had been previously allocated to this business needed to be eliminated to maintain Ashland’s overall competitiveness.  Consequently, Ashland offered an enhanced early retirement or voluntary severance opportunity to

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – ACQUISITIONS AND DIVESTITURES (continued)

administrative and corporate employees.  In total, Ashland accepted voluntary severance offers from 172 employees under the program.  As a result, a $25 million pretax charge was recorded for severance, pension and other postretirement benefit costs, of which $5 million was paid, during the March 2007 quarter.  This cost is classified in the selling, general and administrative expenses caption of the Statements of Consolidated Income and grouped within “unallocated and other” for segment presentation purposes.  The termination dates for employees participating in the program will continue to occur over the next several quarters with the last expected to occur by the end of the quarter ending December 31, 2007.  As of March 31, 2007, the liability related to curtailment was $6 million and the remaining severance liability was $14 million.

NOTE E – DEBT

In April 2007 Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility would have been reduced by $105 million for letters of credit outstanding under the credit agreement at March 31, 2007.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.3 billion at March 31, 2007, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% of any increase (or decrease) in stockholders’ equity.

During the December 2005 quarter Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet as of December 31, 2005.  Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments.  The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.  The carrying value of the investments to defease debt, including other defeasements that previously occurred, at March 31, 2007 was $45 million, at September 30, 2006 was $51 million and at March 31, 2006 was $57 million.  The carrying value of the debt at March 31, 2007 was $39 million, at September 30, 2006 was $44 million and at March 31, 2006 was $49 million.

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the first-in, first-out (FIFO) method or average cost method (which approximates FIFO).  The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30	March 31
(In millions)	2007	2006	2006
Chemicals and plastics	$568	$540	$486
Lubricants	89	84	88
Other products and supplies	60	55	60
Excess of replacement costs over LIFO carrying values	(141)	(147)	(140)
	$576	$532	$494

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES

In accordance with FASB Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” Ashland conducts an annual review for impairment.  Impairment is to be examined more frequently if certain indicators are encountered.  In accordance with FAS 142, Ashland reviewed goodwill for impairment based on reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level.  Ashland has completed its most recent annual goodwill impairment test required by FAS 142 as of July 1, 2006 and has determined that no impairment exists.  The following is a progression of goodwill by segment for the six months ended March 31, 2007.  There was no significant goodwill activity for the six months ended March 31, 2006.

	Performance			Water
(In millions)	Materials	Distribution	Valvoline	Technologies	Total
Balance at September 30, 2006	$110	$1	$29	$70	$210
Acquisitions	49	-	1	(1)	49
Currency translation adjustment	-	-	-	1	1
Balance at March 31, 2007	$159	$1	$30	$70	$260

Intangible assets consist of trademarks and trade names, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property.  Intangibles are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 15 to 25 years, intellectual property over 5 to 17 years and other intangibles over 3 to 30 years.  Ashland reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Intangible assets were comprised of the following as of March 31, 2007 and 2006.

	2007			2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$65	$(20)	$45	$54	$(19)	$35
Intellectual property	40	(7)	33	19	(4)	15
Other intangibles	49	(12)	37	23	(7)	16
Total intangible assets	$154	$(39)	$115	$96	$(30)	$66

Amortization expense recognized on intangible assets for the six months ended March 31 was $4 million for 2007 and $5 million for 2006.  As of March 31, 2007, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $32 million as of March 31, 2007 and $23 million as of March 31, 2006.  In accordance with FAS 142, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life.  Estimated amortization expense for future periods is $11 million in 2007 (includes six months actual and six months estimated), $11 million in 2008, $10 million in 2009, $8 million in 2010 and $8 million in 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share (EPS) from continuing operations.

	Three months ended March 31		Six months ended March 31
(In millions except per share data)	2007	2006	2007	2006
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$31	$50	$84	$84
Denominator
Denominator for basic EPS – Weighted average
common shares outstanding	63	71	63	72
Common shares issuable upon exercise of stock options
and stock appreciation rights	1	1	1	1
Denominator for diluted EPS – Adjusted weighted
average shares and assumed conversions	64	72	64	73

EPS from continuing operations
Basic	$.49	$.69	$1.32	$1.18
Diluted	$.49	$.68	$1.30	$1.16

NOTE I – EMPLOYEE BENEFIT PLANS

Presently, Ashland anticipates contributing $50 million to its U.S. pension plans and $7 million to its non-U.S. pension plans during fiscal 2007.  As of March 31, 2007, contributions of $20 million have been made to the U.S. plans and $2 million to the non-U.S. plans.  The following table details the components of pension and other postretirement benefit costs.

	Pension benefits		Other postretirement benefits
(In millions)	2007	2006	2007	2006
Three months ended March 31
Service cost	$10	$15	$1	$2
Interest cost	24	20	3	4
Expected return on plan assets	(27)	(24)	-	-
Amortization of prior service credit	-	-	(1)	(2)
Amortization of net actuarial loss	7	10	-	-
	$14	$21	$3	$4

Six months ended March 31
Service cost	$19	$30	$2	$4
Interest cost	43	41	6	7
Expected return on plan assets	(48)	(50)	-	-
Amortization of prior service credit	-	-	(2)	(5)
Amortization of net actuarial loss	12	21	-	1
	$26	$42	$6	$7

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – CAPITAL STOCK

On September 14, 2006, Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend.  Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million.  This amount was accrued as dividends payable in the Condensed Consolidated Balance Sheet at September 30, 2006 and subsequently paid in the December 2006 quarter.  Substantially all of the remaining after-tax proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland’s Board of Directors and as further described below.

The stock repurchases were made pursuant to two different programs authorized by Ashland’s Board of Directors.  The first program, originally approved on July 21, 2005, authorized the purchase of $270 million of Ashland common stock in the open market.  After 3.5 million shares at a cost of $196 million had been purchased under the initial authorization, on January 25, 2006, Ashland’s Board of Directors increased the remaining authorization by $176 million to $250 million.  As of September 14, 2006, Ashland had completed all repurchases to be made under this program.

The second program was authorized by Ashland’s Board of Directors on September 14, 2006, employing the remaining after-tax proceeds from the sale of APAC to repurchase up to an additional 7 million shares.  To facilitate this repurchase program, Ashland entered into a stock trading plan with Credit Suisse Securities (USA) LLC (Credit Suisse).  The stock trading plan, amended and restated on September 20, 2006, allowed Credit Suisse to make daily repurchases of stock starting on October 2, 2006, in accordance with the instructions set forth in the filed plan and within the safe harbor from insider trading liability provided under Exchange Act Rule 10b5-1.

Ashland repurchased 4.7 million shares for $288 million for the six months ended March 31, 2007 and 2.4 million shares for $138 million for the six months ended March 31, 2006.  Since the inception of the first described share repurchase program on July 21, 2005, through the completion of the second share repurchase program on December 19, 2006, Ashland repurchased a total of 13.2 million shares at a cost of $793 million.  These repurchases represent approximately 18% of shares outstanding on June 30, 2005.  The stock repurchase actions are consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Six months ended March 31		Years ended September 30
(In thousands)	2007	2006	2006	2005	2004
Open claims - beginning of period	162	184	184	196	198
New claims filed	3	3	6	12	29
Claims settled	(1)	(2)	(3)	(6)	(7)
Claims dismissed	(19)	(11)	(25)	(18)	(24)
Open claims - end of period	145	174	162	184	196

Since October 1, 2003, Riley has been dismissed as a defendant in 83% of the resolved claims.  Amounts spent on litigation defense and claim settlements averaged $812 per claim resolved in the six months ended March 31, 2007, compared to $1,594 in the six months ended March 31, 2006, and annual averages of $1,428 in 2006, $1,985 in 2005 and $1,655 in 2004.  A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended March 31		Years ended September 30
(In millions)	2007	2006	2006	2005	2004
Asbestos reserve - beginning of period	$635	$571	$571	$618	$610
Expense incurred	-	-	104	-	59
Amounts paid	(16)	(21)	(40)	(47)	(51)
Asbestos reserve - end of period	$619	$550	$635	$571	$618

Ashland retained Hamilton, Rabinovitz & Alschuler, Inc. (HR&A) to assist in developing and periodically updating independent and accurate reserve estimates for future asbestos claims and related costs given various assumptions.  The methodology used by HR&A to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense and claim settlement costs.  Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  During the most recent update of this estimate completed during the June 2006 quarter, it was determined that the reserves for asbestos claims should be increased by $104 million.  This increase in the reserves was based on the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  This increase resulted in total reserves for asbestos claims of $619 million at March 31, 2007, compared to $635 million at September 30, 2006 and $550 million at March 31, 2006.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes.  As a part of the process to develop Ashland’s estimates of future asbestos costs, a range of long-term cost models is developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has estimated that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $1.9 billion, depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Ashland has insurance coverage for most of the litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage currently being accessed.  As a result, increases in the asbestos reserve have been largely offset by probable insurance recoveries.  The amounts not recoverable generally are due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland’s insurance coverage. Ashland has estimated the value of probable insurance recoveries associated with Ashland’s estimate of its asbestos liabilities.  Such recoveries are based on management’s assumptions and estimates surrounding the available or applicable insurance coverage.  One such assumption is that all solvent insurance carriers remain solvent.

Equitas Limited (Equitas) and other London companies collectively provide a significant portion of Ashland’s insurance coverage for asbestos claims.  Ashland discounts a substantial portion of these receivables based upon the projected timing of the receipt of cash.  On March 27, 2007, Equitas announced that it had completed the first phase of a transaction previously announced on October 20, 2006, under which it has purchased reinsurance for all of its coverage obligations from National Indemnity Corporation (National Indemnity), a member of the Berkshire Hathaway group of insurance companies with a current A. M. Best rating of A++.  National Indemnity has agreed to reinsure all of Equitas’ liabilities up to a limit of $5.7 billion over and above the March 2006 reserves ($8.7 billion) of Equitas less adjustments for payments and recoveries since that date.  National Indemnity will also take on the staff and operations of Equitas and manage the run-off of Equitas’ liabilities.  Upon the completion of this phase of the transaction, Ashland reassessed its assumptions for the receivable recorded from Equitas.  As a result of the improved credit quality associated with Equitas’ reinsurance of liabilities, Ashland increased its recorded receivable by $21 million during the current quarter.

At March 31, 2007, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $479 million, of which $83 million relates to costs previously paid.  Receivables from insurers amounted to $474 million at September 30, 2006 and $375 million at March 31, 2006.  The receivable was increased by $104 million during the June 2006 quarter, reflecting the updated model used for purposes of valuing the reserve described above, and its impact on the valuation of future recoveries from insurers.  Approximately 31% of the estimated receivables from insurance companies at March 31, 2007 are expected to be due from Equitas and other London companies.  Of the remainder, approximately 97% is expected to come from companies or groups that are rated A or higher by A. M. Best.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2007, such locations included 69 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 115 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,230 service station properties, of which 233 are being actively remediated. Ashland’s reserves for environmental remediation amounted to $190 million at March 31, 2007, compared to $199 million at September 30, 2006 and $178 million at March 31, 2006, of which $159 million at March 31, 2007, $168 million at September 30, 2006 and $145 million at March 31, 2006 were classified in noncurrent liabilities on the Condensed Consolidated Balance Sheets.  The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Environmental remediation expense amounted to $4 million for the six months ended March 31, 2007 and $15 million for the six months ended March 31, 2006, and annual expense was $57 million in 2006, $52 million in 2005 and $7 million in 2004.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $310 million.  No individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of the remediation reserve.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

	Three months ended March 31		Six months ended March 31
(In millions - unaudited)	2007	2006	2007	2006

REVENUES
Sales and operating revenues
Performance Materials (a)	$376	$347	$742	$698
Distribution	1,008	1,029	1,956	1,996
Valvoline	382	353	734	663
Water Technologies (a)	190	100	368	197
Intersegment sales
Performance Materials (a)	(39)	(37)	(75)	(69)
Distribution	(2)	(5)	(6)	(11)
Valvoline	-	(1)	(1)	(1)
Water Technologies (a)	-	-	(1)	(1)
	1,915	1,786	3,717	3,472
Equity income
Performance Materials (a)	3	3	5	5
Valvoline	-	(1)	1	(1)
	3	2	6	4
Other income
Performance Materials (a)	2	1	3	1
Distribution	1	1	2	2
Valvoline	2	2	4	5
Water Technologies (a)	1	1	2	2
Unallocated and other	1	2	3	4
	7	7	14	14
	$1,925	$1,795	$3,737	$3,490
OPERATING INCOME
Performance Materials (a)	$23	$27	$48	$53
Distribution	20	30	34	65
Valvoline	22	2	40	3
Water Technologies (a)	6	(1)	12	-
Unallocated and other (b)	(30)	(9)	(35)	(26)
	$41	$49	$99	$95

(a)
In June 2006, Ashland redefined its reportable business segments as it continues to evolve into a diversified chemical company.  Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed.  Prior periods have been conformed to the current period presentation.

(b)
The current quarter includes a $25 million charge for costs associated with Ashland’s voluntary severance offer.  In addition, corporate costs previously allocated to APAC of $12 million for the three months ended March 31, 2006 and $22 million for the six months ended March 31, 2006 are included.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

	Three months ended March 31		Six months ended March 31
(In millions)	2007	2006	2007	2006

PERFORMANCE MATERIALS (a) (b)
Sales per shipping day	$5.9	$5.4	$5.9	$5.6
Pounds sold per shipping day	4.7	4.5	4.8	4.9
Gross profit as a percent of sales	20.5%	23.0%	20.8%	22.3%
DISTRIBUTION (a)
Sales per shipping day	$15.7	$16.1	$15.6	$16.0
Pounds sold per shipping day	19.8	20.3	19.4	20.4
Gross profit as a percent of sales	9.0%	9.6%	8.8%	9.9%
VALVOLINE (a)
Lubricant sales (gallons)	41.8	44.2	80.4	82.7
Premium lubricants (percent of U.S. branded volumes)	23.3%	24.3%	22.5%	23.7%
Gross profit as a percent of sales	25.6%	22.0%	24.7%	22.1%
WATER TECHNOLOGIES (a) (b)
Sales per shipping day	$3.0	$1.6	$3.0	$1.6
Gross profit as a percent of sales	38.8%	47.2%	39.5%	47.9%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.

(b)	In June 2006, Ashland redefined its reporting segments as it continues to evolve into a diversified chemical company. Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed. Prior periods have been conformed to the current period presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Current Quarter – Ashland reported net income of $49 million, or $.77 per share, for the quarter ended March 31, 2007, compared to $49 million, or $.67 per share, for the quarter ended March 31, 2006.  The increase in earnings per share in the March 2007 quarter reflects the significant shares repurchased since March 31, 2006, which lowered total shares outstanding.  Net income in the March 2007 quarter benefited from $18 million of after-tax income from discontinued operations, a result of the improved credit quality of Ashland’s insurance receivable from Equitas Limited (Equitas), which provides a significant portion of Ashland’s coverage for asbestos claims.  Also in the March 2007 quarter, net income was reduced by $15 million after-tax for costs associated with Ashland’s previously disclosed voluntary severance offer.

Operating income for the March 2007 quarter totaled $41 million, which included a $25 million pretax charge related to the voluntary severance offer.  Operating income for the March 2006 quarter was $49 million, which included $12 million of corporate costs from Ashland Paving And Construction, Inc. (APAC)  that were retained within continuing operations following the sale of APAC in August 2006.  The majority of corporate costs previously allocated to APAC have been eliminated, with further cost reductions to be achieved under the voluntary severance offer throughout the remainder of the year.

Valvoline has continued its significant rebound in earnings, benefiting from stabilizing base oil costs and the full effects of previously announced price increases.  Water Technologies recorded improved results compared to the prior quarter, with both the marine and industrials business showing significant progress.  However, weakness in North American industrial production as well as the termination of the North American plastics supply contract with Dow Chemical adversely affected Distribution’s results.  Performance Materials’ gross profit margin was also impacted by weak demand within the automotive, residential housing and marine markets, which contributed to lower earnings.

In the June 2006 quarter, Ashland redefined its reportable business segments as it continues to evolve into a diversified chemical company.  Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed since these businesses serve different markets, and recent acquisitions have made Water Technologies a much larger and more distinct part of Ashland.

Year-to-Date – Ashland’s net income for the six months ended March 31, 2007 was $98 million, or $1.52 per share, a 14% decrease compared to $114 million, or $1.57 per share, for the six months ended March 31, 2006.  The net income comparison is primarily affected by the operating results of APAC in the prior period, which was sold in August 2006 and qualified as a discontinued operation in the Statements of Consolidated Income.  As a result, discontinued operations for the prior period includes APAC’s $31 million after-tax operating results, while the $14 million reported in the current period was primarily due to the increase in the asbestos receivable.

Operating income was $99 million for the six months ended March 31, 2007, a 4% increase compared to the $95 million reported during the prior period.  Valvoline reported significant improvement as operating income increased to $40 million compared to $3 million in the 2006 period, primarily due to stronger gross profit margins.  Water Technologies reported operating income of $12 million, a substantial increase over prior year results due to improved performance from both the marine and industrial business as well as contribution from the Environmental and Process Solutions (E&PS) business which was acquired from Degussa AG in May 2006.  Performance Materials and Distribution both reported lower operating income results compared to the prior period primarily due to continued weakness in North American industrial production during the first half of the current year.  The unallocated and other caption includes a $25 million voluntary severance offer charge in the current period, while the prior period included $22 million of corporate costs previously allocated to APAC that were retained within this caption to comply with the presentation requirements of generally accepted accounting principles.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Performance Materials

Current Quarter – Performance Materials reported operating income of $23 million for the March 2007 quarter, a decrease of 17% compared to $27 million for the March 2006 quarter.  Gross profit margin decreased from 23.0% in March 2006 to 20.5% in March 2007, primarily due to weak North American demand within the automotive, residential construction and marine markets, coupled with selected raw material increases.  Sales and operating revenues increased 8% to $376 million in the March 2007 quarter from $347 million in the March 2006 quarter while volume increased 4% from 4.5 million pounds per shipping day in the prior quarter to 4.7 million pounds per shipping day in the current quarter, aided by the acquisitions of Northwest Coatings and the purchase of third-party ownership interests in a former Japanese joint venture.  The increase in volume largely offset the decrease in gross profit as a percent of sales for the quarter.  Selling, general and administrative expenses increased $3 million in the current quarter primarily due to increased investment in international expansion within the Casting Solutions business as well as an increase in the allowance for doubtful accounts.

Year-to-Date – Performance Materials earned operating income of $48 million for the six months ended March 31, 2007, a 9% decrease from the $53 million earned for the six months ended March 31, 2006.  The gross profit margin decreased to 20.8% in the current period from 22.3%.  Sales and operating revenues increased 6% to $742 million in the current period from $698 million while pounds per shipping day decreased 2% from 4.9 million pounds per shipping day for the six months ended March 31, 2006 to 4.8 million pounds for the current period.  The decrease in operating income from margin was primarily offset by changes in product mix, which increased sales and operating revenue during the current period.  Selling, general and administrative expenses in the current period increased $6 million compared to the 2006 period primarily due to increased investment in international expansion within the Casting Solutions business.

Distribution

Current Quarter – Distribution reported operating income of $20 million for the March 2007 quarter, a 34% decrease from the $30 million earned in the March 2006 quarter, where continued hurricane-related product shortages and increased demand resulted in stronger margins and record operating income.  Sales and operating revenues declined 2% from $1,029 million in the March 2006 quarter to $1,008 million in the March 2007 quarter, reflecting a 2% reduction in volume.  Pounds sold per shipping day decreased in the current quarter to 19.8 million pounds from 20.3 million pounds in the March 2006 quarter, resulting in a $2 million decline in operating income.  Gross profit as a percent of sales declined to 9.0% in the current quarter from 9.6%, primarily due to unusually high margins in the prior quarter, resulting from hurricane supply disruptions, which increased demand.  The decline in gross profit margin lowered operating income by $6 million compared to the March 2006 quarter.  Selling, general and administrative expenses increased approximately $3 million during the current quarter as costs lingered from the implementation of Ashland’s new SAP™ enterprise resource planning system in December 2006.

Year-to-Date – Distribution earned operating income of $34 million for the six months ended March 31, 2007, a 48% decrease from the record $65 million earned for the six months ended March 31, 2006.  Sales and operating revenues decreased 2% from $1,996 million for the six months ended March 31, 2006 to $1,956 million for the six months ended March 31, 2007.  Pounds sold per shipping day decreased in the current period to 19.4 million pounds from 20.4 million pounds in the prior period, resulting in a $9 million decrease in operating income.  Gross profit as a percent of sales declined from 9.9% to 8.8%, primarily due to unusually high margins in the prior period, resulting from hurricane supply disruptions, which increased demand.  The decline in gross profit margin lowered operating income by $16 million compared to the prior period results.  Selling, general and administrative expenses increased approximately $6 million during the current period primarily resulting from the December implementation of Ashland’s new SAP™ enterprise resource planning system.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Valvoline

Current Quarter – Valvoline reported strong operating income results of $22 million during the current quarter compared to $2 million in the March 2006 quarter.  The primary factor in improved earnings was the increase in gross profit as a percent of sales from 22.0% in the March 2006 quarter to 25.6% in the current quarter, as the base lube oil market continued to remain stable allowing Valvoline to recover its increased costs despite the margin still remaining below historical levels.  This increase in gross profit margin during the current quarter contributed $19 million to operating income.  Sales and operating revenues increased 8% over the March 2006 quarter to $382 million, reflecting increased pricing as volume levels decreased 5% to 41.8 million lubricant gallons from 44.2 million lubricant gallons in the prior year quarter.  Despite this decrease in volume, improved product mix contributed $1 million to operating income.  Valvoline Instant Oil Change reported an increase in same store sales during the current quarter, while customer satisfaction ratings continue to show significant improvement in the overall consumer experience.

Year-to-Date – Valvoline reported record operating income of $40 million for the six months ended March 31, 2007, compared to operating income of $3 million for the six months ended March 31, 2006.  The operating income improvement primarily reflects the gross profit margin recovery, increasing to 24.7% in the current period from 22.1% as a result of stable base oil costs and the full effect of previous price increases.  This increase in gross profit margin during the current period contributed $36 million to operating income.  Sales and operating revenues increased 11% over the 2006 period to $734 million reflecting increased pricing as volume levels decreased 3% from 82.7 million lubricant gallons to 80.4 million lubricant gallons in the current period.  Despite the volume decrease, improved product mix on higher margin products limited the impact to operating income.

Water Technologies

Current Quarter – Water Technologies recorded operating income of $6 million during the March 2007 quarter compared to the $1 million loss reported in the March 2006 quarter.  The increase in operating income during the current quarter primarily relates to an improved gross profit margin in the marine and industrial businesses as well as a combined 6% revenue increase in these businesses.  The Environmental and Process Solutions (E&PS) business also contributed to operating income, but to a much lesser extent.  Sales and operating revenues increased 90% to $190 million in the current quarter compared to $100 million in the prior year’s quarter, primarily due to the $85 million in sales and operating revenues contributed by the E&PS business. Gross profit as a percent of sales decreased to 38.8% in the current period from 47.2%, reflecting the lower-margin E&PS business as opposed to gross profit margin declines in the industrial and marine businesses.

Year-to-Date – Water Technologies reported operating income of $12 million for the six months ended March 31, 2007, compared to break-even results for the six months ended March 31, 2006.  Sales and operating revenues increased 87% to $368 million in the current period compared to $197 million in the prior period, primarily due to the $163 million in sales and operating revenues contributed by the E&PS business.  The marine and industrial businesses’ combined revenue increase of 6% compared to the prior period, as well as an improving gross profit margin, have been the primary factors in the operating income improvement in the current period, while inclusion of the E&PS business has also contributed to operating income growth.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Unallocated and other

Unallocated and other costs were $30 million in the March 2007 quarter compared to $9 million in the March 2006 quarter.  The current quarter includes a $25 million charge for costs associated with Ashland’s previously announced voluntary severance offer.  The March 2006 quarter included $12 million of corporate costs previously allocated to APAC that were included in this caption to reflect required generally accepted accounting principles presentation within the Statements of Consolidated Income.  In addition, the prior quarter had a $5 million favorable adjustment to the previously estimated withdrawal premium for Oil Insurance Limited, the energy-industry mutual insurance consortium from which Ashland terminated its participation in December 2005.  Unallocated and other costs for the six months ended March 31, 2007 were $35 million, compared to $26 million for the six months ended March 31, 2006.  The prior period included $22 million of corporate costs previously allocated to APAC.

Loss on the MAP Transaction

Ashland recorded a loss on the MAP Transaction of $4 million for the three and six months ended March 31, 2007 and a $3 million and $2 million loss, respectively, for the three and six months ended March 31, 2006 as a result of a decrease in the discounted receivable from Marathon for the estimated present value of future tax deductions.  See Note E of the Notes to Consolidated Financial Statements in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, for further explanation of this receivable.

Net interest and other financing income

Net interest and other financing income amounted to $9 million in the March 2007 quarter, compared to $9 million in the March 2006 quarter.  The comparable amounts for each period reflect the consistent level of investments held within Ashland’s portfolio during both quarters.

Net interest and other financing income was $25 million for the six months ended March 31, 2007, compared to $20 million for the six months ended March 31, 2006.  The increase in the current period is due to the investment of the remaining proceeds from the APAC sale before these funds were utilized early in the current fiscal year as part of the share repurchase program and special dividend paid on October 25, 2006.

Income taxes

Ashland’s effective income tax rate was 32.9% for the March 2007 quarter compared to 9.9% for the March 2006 quarter.  The effective tax rate for the current quarter, after adjusting for the MAP Transaction, includes an additional $1 million charge for various tax contingency adjustments.  Excluding this charge and the MAP Transaction adjustment, the current quarter rate would have been 28.5%.  The prior quarter rate reflects credits of $8 million for tax contingency and research and development adjustments, plus a $4 million reclassification of certain deferred tax benefits related to previously owned businesses of Ashland.  Excluding these credits, the prior quarter rate would have been 31.9%. Ashland’s effective income tax rate for the six months ended March 31, 2007 was 30.2% compared to 25.0% for the prior year period.  Excluding the adjustments noted in the quarters above, the current period rate would have been 28.5% while prior period’s rate would have been 35.7%.  For the remainder of fiscal year 2007, Ashland estimates an effective tax rate of 28%.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Discontinued operations (net of income taxes)

Income from discontinued operations was $18 million in the March 2007 quarter compared to a loss of $1 million in the March 2006 quarter.  The income in the current quarter reflects the improved credit quality of Ashland’s insurance receivable from Equitas, following Equitas’ transaction with Berkshire Hathaway.  Income from discontinued operations for the six months ended March 31, 2007 was $14 million compared to the $30 million recorded for the six months ended March 31, 2006.  The results for the three and six months ended March 31, 2006 include APAC’s after-tax operating earnings of a $1 million loss and $31 million income, respectively.  These prior period results exclude corporate costs previously allocated to APAC which were retained within operating income under “unallocated and other.” For further information on the sale of APAC and its classification as a discontinued operation see Note C to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION

Liquidity

Cash flows from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash outflow of $83 million for the six months ended March 31, 2007, compared to a cash outflow of $152 million for the six months ended March 31, 2006.  The cash outflow for the current period reflects a $223 million cash outflow resulting from a change in operating assets and liabilities.  The largest component of this change was a $121 million decrease in trade and other payables, which includes a $22 million contribution to Ashland’s pension plans as well as the seasonal decline in accounts payable.  Ashland typically accelerates payments to vendors at the beginning of its fiscal year, which coincides with many of the vendors December fiscal year-ends, versus delaying some payments at the end of September.  The prior period had a similar seasonal decline in trade and other payables of $126 million.

Following the MAP Transaction in June 2005, Moody’s lowered Ashland’s senior debt rating from Baa2 to Ba1, their highest non-investment grade rating, and also lowered Ashland’s commercial paper rating from P-3 to N-P (Not-Prime), citing the annual cash flow lost from the operations sold.  In August 2006, Standard & Poor’s lowered Ashland’s senior debt rating from BBB- to BB+, their highest non-investment grade rating, and lowered Ashland’s commercial paper rating from A-3 to B, citing Ashland’s intention to distribute the APAC proceeds to shareholders instead of using the proceeds for business investment.  In November 2006, Ashland terminated its commercial paper program.

In April 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility would have been reduced by $105 million for letters of credit outstanding under the credit agreement at March 31, 2007.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.3 billion at March 31, 2007, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% of any increase (or decrease) in stockholders’ equity.

At March 31, 2007, working capital (excluding debt due within one year) amounted to $1,979 million, compared to $2,221 million at September 30, 2006 and $1,941 million at March 31, 2006 (excluding assets and liabilities of discontinued operations).  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation.  That method valued inventories below their replacement costs by $141 million at March 31, 2007, $147 million at September 30, 2006 and $140 million at March 31, 2006.  Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 205% of current liabilities at March 31, 2007, compared to 175% at September 30, 2006 and 216% at March 31, 2006 (excluding applicable assets and liabilities of discontinued operations). Ashland has defeased $39 million of its outstanding debt at March 31, 2007 with $44 million recorded at September 30, 2006 and $49 million recorded at March 31, 2006.  See Note E to the Condensed Consolidated Financial Statements for further information on debt defeasance.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital resources

On September 14, 2006, Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend.  Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million.  This amount was accrued as dividends payable in the Condensed Consolidated Balance Sheet at September 30, 2006 and subsequently paid in the December 2006 quarter.  Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland’s Board of Directors.  Ashland repurchased 4.7 million shares for $288 million for the six months ended March 31, 2007 and 2.4 million shares for $138 million for the six months ended March 31, 2006.  See Note J to the Condensed Consolidated Financial Statements for a description of Ashland’s share repurchase programs.

For the six months ended March 31, 2007, property additions amounted to $66 million, compared to $75 million for the same period last year.  Ashland anticipates meeting its remaining 2007 capital requirements for property additions and dividends from internally generated funds.

Ashland’s debt level amounted to $77 million at March 31, 2007, compared to $82 million at September 30, 2006 and $89 million at March 31, 2006.  Debt as a percent of capital employed amounted to 2.6% at March 31, 2007, compared to 2.6% at September 30, 2006 and 2.4% at March 31, 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  For a discussion of Ashland’s asbestos-related litigation and environmental remediation matters, see Note K to the Condensed Consolidated Financial Statements.

OUTLOOK

The March 2007 quarter was the second full quarter for Ashland as a singularly focused, diversified chemical company that included the successful implementation of the SAP™ enterprise resource planning system for both Performance Materials and Water Technologies.  With these two businesses completing the implementation this quarter, all of Ashland’s operations in the United States, Canada and Mexico are now unified and operating on a single SAP™ system.

Performance Materials’ results for the second half of 2007 will, in large part, continue to be determined by the pace of volume recovery in the North American automotive, residential housing and marine markets.  In addition, costs for selected raw materials remain a concern as weak market demand can inhibit recovery of increased material costs.  However, the third quarter is traditionally the strongest quarter for Performance Materials across its three business groups.  As a result, these businesses will likely benefit from that seasonality.

Distribution’s performance will also be contingent upon the North American economy.  Excluding the impact of any significant change in the economic environment, Distribution should benefit from the normal seasonal increase in demand during the upcoming third quarter.  However, the seasonal benefit will likely be offset somewhat by the transition of customers from Dow Chemical products.  Distribution’s contract with Dow Chemical to distribute its plastics in North America ended March 1, 2007.  During this transition phase the impact on Distribution’s profitability from the business lost is expected to be approximately $4 to $5 million per quarter.  Ashland continues to aggressively attempt to qualify alternate products with customers and convert as much of this business as possible to plastics provided by other suppliers, including new supply contracts with three world-class suppliers: Exxon/Mobil, Sunoco and BASF.  With these new supplier agreements in place, the financial effects will diminish over time and better position Ashland’s supplier base long-term.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

OUTLOOK (continued)

Valvoline’s record operating income, due to the recovery of its gross profit margin, highlighted the first half of Ashland’s 2007 fiscal year.  As a result of this strong first half performance and due to seasonal programs and increasing competitive pressures, Valvoline expects to modestly increase marketing and promotional spending in the second half of the fiscal year.  Weaker demand for oil continues to be an ongoing factor for Valvoline, as well as the United States motor oil market as a whole, which is expected to be stable to slightly declining on an annual basis over the next five years.  Despite this projected weakness in demand, Valvoline should continue to benefit from stable base oil costs and better supply, enabling its recent strong performance to continue.

Water Technologies’ improvement during the current quarter is encouraging, although overall return on capital is still below Ashland’s expectation for its businesses.  As a result, Water Technologies has aggressively pursued a redesign of its business model.  In addition, various cost saving initiatives are being reviewed.  As the redesign and cost saving programs are fully implemented in future periods, profitability and growth will continue to be the key focus for this business.

Ashland’s capital expenditures for the first half of fiscal 2007 were $66 million, which is 34% of the $193 million budget.  Increased capital expenditures will occur in the second half of fiscal 2007 but will likely fall approximately $30 million short of the budgeted amount.  Ashland also anticipates that 100 corporate positions will be eliminated by fall in conjunction with its voluntary severance program offered in December 2006.  This program was designed to eliminate remaining corporate costs previously allocated to APAC in conjunction with its sale in August 2006 as well as improve Ashland’s overall competitiveness.  Since employee termination dates will continue to occur over the next several months, the estimated cost savings of approximately $10 to $12 million pretax annually will not begin to be fully realized until December 2007.

In summary, Ashland expects the strength of Valvoline’s continued recovery to more than offset the anticipated weakness from Performance Materials and Distribution for the upcoming third quarter compared to the June 2006 quarter.  In total, Ashland anticipates its businesses to report operating income that exceeds the prior year’s third quarter.

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include those that refer to Ashland’s operating performance, earnings, and benefits expected to be obtained through the GlobalOne enterprise resource planning implementation.  These estimates are based upon a number of assumptions, including those mentioned within MD&A.  Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters).  Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved.  This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur.  Other factors and risks affecting Ashland are contained in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2007 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

(a)
As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

(b)
During the quarter ended March 31, 2007, as part of an ongoing SAP™ enterprise resource planning (ERP) project, the ERP system was implemented for the U.S. operations of Performance Materials and Water Technologies.  Also, during the quarter ended December 31, 2006, the ERP system was implemented for the U.S. operations of Valvoline and Distribution as well as certain corporate functions.  Although management believes internal controls have been maintained or enhanced by the ERP systems implemented during fiscal 2007, the controls in the newly upgraded environments have not been completely tested.  As such, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness.  Management will be performing tests of controls relating to the new SAP™ environment in these business units over the course of fiscal 2007.  Otherwise, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Asbestos-Related Litigation –- Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (“Riley”), a former subsidiary. Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies.

The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding 100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed.  Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 49,500 active lawsuits pending as of March 31, 2007. In these active lawsuits, approximately 0.4% of the active lawsuits involve claims between $0 and $100,000; approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.1% of the active lawsuits involve claims between $5 million and $10 million; less than 2% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

For additional information regarding liabilities arising from asbestos-related litigation, see Note K of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.

Foundry Class Action – In response to an investigation by the United States Department of Justice that was closed in 2006 without criminal or civil allegations being made by the government, several foundry owners have filed lawsuits seeking class action status for classes of customers of foundry resins manufacturers such as Ashland.  In May 2007, the United States District Court, Southern District of Ohio entered an order certifying a class for the civil lawsuits.  Ashland will vigorously defend these civil actions.

Environmental Proceedings – (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of March 31, 2007, Ashland had been named a PRP at 69 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (“USEPA”) or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2) TSCA Audit – On April 30, 2007, in an action initiated by Ashland, the company signed a Consent Agreement and Final Order (“CAFO”) with the USEPA.  Pending the Environmental Appeals

Board’s (“EAB’s”) approval of the CAFO, Ashland will conduct a compliance audit in accordance with Section 5 and Section 13 of the Toxic Substances Control Act (“TSCA”), which regulates activities with respect to manufacturing, importing and exporting chemical substances in the United States.  Pursuant to the CAFO, Ashland will report any violations discovered.  In addition, the CAFO provides for certain reduced penalties for discovered violations.  While it is reasonable to believe the penalties for violations reported could exceed $100,000 in the aggregate, any such penalties should not be material to Ashland.  The audit will be completed within eighteen months of the EAB’s approval of the CAFO.

For additional information regarding environmental matters and reserves, see Note K of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.

MTBE Litigation – Ashland is a defendant along with many other companies in approximately 40 cases alleging methyl tertiary-butyl ether (“MTBE”) contamination in groundwater.  Nearly all of these cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings.  The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater.  Ashland’s involvement in these cases relates to gasoline containing MTBE allegedly produced and sold by Ashland, or one or more of its subsidiaries, in the period prior to the formation of Marathon Ashland Petroleum LLC (“MAP”).  Ashland only distributed MTBE or gasoline containing MTBE in a limited number of states and has been dismissed in a number of cases in which it was established that Ashland did not market MTBE or gasoline containing MTBE in the state or region at issue.  Many MTBE cases allege class action status and seek punitive damages or treble damages under a variety of statutes and theories.  The potential impact of these cases and any future similar cases is uncertain.  Ashland will vigorously defend these actions.

Other Legal Proceedings – In addition to the matters described above, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable.

ITEM 1A.  RISK FACTORS

During the period covered by this report, one of the risk factors previously disclosed in Ashland’s Form 10-K for the year ended September 30, 2006, as updated in Ashland’s Form 10-Q for the quarter ended December 31, 2006, materially changed.  The risk factor regarding the implementation of an enterprise resource planning project is now amended to read in its entirety as set forth below.

Ashland’s implementation of its SAP™ enterprise resource planning (“ERP”) project has the potential for business interruption and associated adverse impact on operating results as well as internal controls.

In 2004, Ashland initiated a multi-year ERP project that is expected to achieve increased efficiency and effectiveness in supply chain, financial and environmental, health and safety processes.  The ERP system was implemented in Canada in fiscal 2006.  During the first fiscal quarter of 2007, the ERP system was implemented in the U.S. operations of Valvoline and Distribution as well as certain corporate functions.  The ERP system was implemented in February 2007 for the U.S. operations of Performance Materials and Water Technologies.  Under its revised ERP implementation schedule, Ashland now intends to begin implementing the ERP system for most of its remaining operations, including those in Europe, in fiscal 2008.  Extensive planning has occurred to support effective implementation of the ERP system; however, such implementations carry certain risks, including potential for business interruption with the associated adverse impact on operating income.  In addition, internal controls that are modified or redesigned to support the new ERP system may not have been completely tested.  As a result, there is a risk that deficiencies may or will exist in the future, and could constitute significant deficiencies, or in the aggregate, a material weakness.

ITEM 5.  OTHER INFORMATION

On May 7, 2007, Ashland and Cargill Incorporated announced that they have agreed in principle to create a new joint venture devoted solely to the development and production of biobased chemicals. Each company will own 50 percent of the new stand-alone entity.  The venture’s first product will be a high-grade propylene glycol produced from glycerin, a co-product of biodiesel production.  The venture anticipates a combined initial capital investment in the range of $80 million to $100 million.

ITEM 6.  EXHIBITS

(a)	Exhibits

10	Amendment No. 2 to Ashland Inc. Supplemental Early Retirement Plan for Certain Employees.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Ashland Inc.
( Registrant)

Date: May 9, 2007	/s/ J. Marvin Quin
J. Marvin Quin
Senior Vice President and Chief Financial Officer
(on behalf of the Registrant and as principal
financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

10	Amendment No. 2 to Ashland Inc. Supplemental Early Retirement Plan for Certain Employees.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.