Form 10-Q
period 2007-06-30
ASHLAND INC.
filed 2007-08-08
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At June 30, 2007, there were 62,814,484 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended June 30		Nine months ended June 30
(In millions except per share data - unaudited)	2007	2006	2007	2006

REVENUES
Sales and operating revenues	$1,983	$1,853	$5,700	$5,325
Equity income	5	3	12	8
Other income	5	6	19	19
	1,993	1,862	5,731	5,352
COSTS AND EXPENSES
Cost of sales and operating expenses	1,643	1,538	4,707	4,419
Selling, general and administrative expenses (a)	259	277	834	792
	1,902	1,815	5,541	5,211
OPERATING INCOME	91	47	190	141
Gain (loss) on the MAP Transaction (b)	1	-	(3)	(2)
Net interest and other financing income	9	9	34	29
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	101	56	221	168
Income taxes	(15)	(14)	(52)	(42)
INCOME FROM CONTINUING OPERATIONS	86	42	169	126
Income from discontinued operations (net of income taxes) (c)	14	51	29	81
NET INCOME	$100	$93	$198	$207

BASIC EARNINGS PER SHARE - Note H
Income from continuing operations	$1.37	$.60	$2.68	$1.77
Income from discontinued operations	.23	.71	.46	1.13
Net income	$1.60	$1.31	$3.14	$2.90

DILUTED EARNINGS PER SHARE - Note H
Income from continuing operations	$1.35	$.59	$2.64	$1.75
Income from discontinued operations	.23	.70	.45	1.11
Net income	$1.58	$1.29	$3.09	$2.86

DIVIDENDS PAID PER COMMON SHARE	$.275	$.275	$.825	$.825

(a)
The nine months ended June 30, 2007 includes a $25 million charge for costs associated with Ashland’s voluntary severance offer.  See Note D of the Notes to Condensed Consolidated Financial Statements for further information.

(b)
“MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation.  The gain (loss) for the periods presented reflects adjustments in the recorded receivable for future estimated tax deductions related primarily to environmental remediation and postretirement reserves.

(c)
The three and nine months ended June 30, 2007 include after-tax  income of $16 million and $34 million, respectively, reflecting the increases in Ashland’s asbestos receivable for insurance recoveries, net of increases in the asbestos liability.  The prior periods primarily include after-tax operating results of APAC (excluding previously allocated corporate costs) as a result of APAC's sale to Oldcastle Materials, Inc. in August 2006 for approximately $1.3 billion.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30	June 30
(In millions - unaudited)	2007	2006	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$848	$1,820	$363
Available-for-sale securities	141	349	621
Accounts receivable	1,519	1,441	1,431
Allowance for doubtful accounts	(53)	(40)	(37)
Inventories - Note F	587	532	519
Deferred income taxes	78	93	83
Other current assets	72	55	58
Current assets of discontinued operations	-	-	579
	3,192	4,250	3,617
INVESTMENTS AND OTHER ASSETS
Goodwill and other intangibles - Note G	373	310	300
Asbestos insurance receivable (noncurrent portion)	460	444	446
Deferred income taxes	181	186	237
Other noncurrent assets	437	450	442
Noncurrent assets of discontinued operations	-	-	956
	1,451	1,390	2,381
PROPERTY, PLANT AND EQUIPMENT
Cost	2,074	2,007	1,998
Accumulated depreciation and amortization	(1,105)	(1,057)	(1,063)
	969	950	935

	$5,612	$6,590	$6,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$5	$12	$18
Trade and other payables	1,138	1,302	1,159
Dividends payable	-	674	-
Income taxes	4	53	48
Current liabilities of discontinued operations	-	-	261
	1,147	2,041	1,486
NONCURRENT LIABILITIES
Long-term debt (less current portion)	65	70	70
Employee benefit obligations	294	313	417
Asbestos litigation reserve (noncurrent portion)	567	585	592
Other long-term liabilities and deferred credits	501	485	470
Noncurrent liabilities of discontinued operations	-	-	97
	1,427	1,453	1,646

STOCKHOLDERS’ EQUITY	3,038	3,096	3,801

	$5,612	$6,590	$6,933

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss)	(a)	Total

BALANCE AT SEPTEMBER 30, 2005	$1	$605	$3,251	$(118)		$3,739
Total comprehensive income (b)			207	22		229
Cash dividends, $.825 per common share			(59)			(59)
Issued 629,994 common shares under
stock incentive and other plans (c)		31	(1)			30
Repurchase of 2,402,030 common shares		(138)				(138)
BALANCE AT JUNE 30, 2006	$1	$498	$3,398	$(96)		$3,801

BALANCE AT SEPTEMBER 30, 2006	$1	$240	$2,899	$(44)		$3,096
Total comprehensive income (b)			198	45		243
Cash dividends, $.825 per common share		(1)	(51)			(52)
Issued 669,318 common shares under
stock incentive and other plans (c)		39				39
Repurchase of 4,712,000 common shares		(267)	(21)			(288)
BALANCE AT JUNE 30, 2007	$1	$11	$3,025	$1		$3,038

(a)
At June 30, 2007 and 2006, the accumulated other comprehensive income (after-tax) of $1 million for 2007 and loss (after-tax) of $96 million for 2006 was comprised of a minimum pension liability of $113 million for 2007 and $160 million for 2006, net unrealized translation gains of $115 million for 2007 and $65 million for 2006, and net unrealized losses on cash flow hedges of $1 million for 2007 and $1 million for 2006.

(b)	Reconciliations of net income to total comprehensive income follow.

	Three months ended June 30		Nine months ended June 30
(In millions)	2007	2006	2007	2006

Net income	$100	$93	$198	$207
Unrealized translation gains	30	27	43	21
Related tax benefit	-	-	1	1
Net unrealized gains on cash flow hedges	-	-	1	-
Total comprehensive income	$130	$120	$243	$229

(c)	Includes income tax benefits resulting from the exercise of stock options of $11 million and $6 million for the nine months ended June 30, 2007 and 2006, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended June 30
(In millions - unaudited)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$198	$207
Income from discontinued operations (net of income taxes)	(29)	(81)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	83	80
Deferred income taxes	15	(5)
Equity income from affiliates	(12)	(8)
Distributions from equity affiliates	8	5
Loss on the MAP Transaction	3	2
Change in operating assets and liabilities (a)	(258)	(213)
	8	(13)
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of common stock	17	17
Excess tax benefits related to share-based payments	8	6
Repayment of long-term debt	(12)	(7)
Repurchase of common stock	(288)	(138)
Cash dividends paid	(726)	(59)
	(1,001)	(181)
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(102)	(114)
Purchase of operations - net of cash acquired	(73)	(177)
Proceeds from sale of operations	1	-
Purchases of available-for-sale securities	(357)	(645)
Proceeds from sales and maturities of available-for-sale securities	566	437
Other - net	20	7
	55	(492)
CASH USED BY CONTINUING OPERATIONS	(938)	(686)
Cash (used) provided by discontinued operations
Operating cash flows	(5)	123
Investing cash flows	(29)	(59)
DECREASE IN CASH AND CASH EQUIVALENTS	(972)	(622)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,820	985

CASH AND CASH EQUIVALENTS - END OF PERIOD	$848	$363

(a)	Excludes changes resulting from operations acquired or sold.

 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  Results of operations for the period ended June 30, 2007, are not necessarily indicative of results to be expected for the year ending September 30, 2007.  Certain prior period data has been reclassified in the condensed consolidated financial statements and accompanying footnotes to conform to current period presentation.

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, Ashland Paving And Construction, Inc. (APAC), to Oldcastle Materials, Inc. (Oldcastle).  The operating results and assets and liabilities related to APAC have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.  Unless otherwise noted, amounts in these Notes to Condensed Consolidated Financial Statements exclude results attributable to discontinued operations.

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

In September 2006, the FASB issued Financial Accounting Standard No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  FAS 157 becomes effective for Ashland on October 1, 2008.  Ashland is currently in the process of determining the effect, if any, the adoption of FAS 157 will have on the consolidated financial statements.

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

NOTE C – DISCONTINUED OPERATIONS

As described in Note D of Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle on August 28, 2006.  The sale price of $1.30 billion was subject to adjustments for changes in working capital and certain other accounts from September 30, 2005, until the closing date.  Oldcastle paid $34 million at closing as a preliminary estimate of the working capital adjustment that was subsequently calculated at $7 million.  During the December 2006 quarter, Ashland repaid $25 million of the estimated purchase price adjustment to Oldcastle.  Per the agreement, Oldcastle had a defined period of time to review this working capital calculation, which was completed in the March 2007 quarter.  As a result, Ashland repaid the remaining $2 million purchase price adjustment, which completed the sale.  The total gain on the sale of APAC recorded in the September 2006 quarter, including a pension and other postretirement curtailment gain, amounted to $162 million pretax and $110 million after-tax.  The post-closing adjustments made during the nine months ended June 30, 2007 adjusted the total gain on the sale of APAC to $160 million pretax and $105 million after-tax.

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

APAC qualifies as discontinued operations under FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the operating results, net of tax, and assets and liabilities of discontinued operations are presented separately in Ashland’s condensed consolidated financial statements and the notes to condensed consolidated financial statements have been adjusted to reflect discontinued operations.  The amounts eliminated from continuing operations did not include allocations of corporate expenses to APAC included in the selling, general and administrative expenses caption in the Statements of Consolidated Income and the combined 39% U.S. federal (35%) and state (4%, net of federal deductions) statutory income tax benefits related to such expenses.  These corporate expenses were $12 million for the June 2006 quarter and $34 million for the nine months ended June 30, 2006.  In accordance with a consensus of the Emerging Issues Task Force (EITF 87-24), allocations of general corporate overhead may not be allocated to discontinued operations for financial statement presentation.

Components of amounts in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2007 and 2006.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DISCONTINUED OPERATIONS (continued)

	Three months ended June 30		Nine months ended June 30
(In millions)	2007	2006	2007	2006
Revenues from discontinued operations
APAC	$-	$846	$-	$2,084
Income (loss) from discontinued operations (net of income taxes)
APAC	-	51	-	82
Asbestos-related litigation reserves and recoveries (expenses)	16	-	34	(1)
Loss on disposal of discontinued operations (net of income taxes)
APAC	(1)	-	(5)	-
Electronic Chemicals	(1)	-	-	-

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

In May 2006, Ashland acquired the water treatment business of Degussa AG (Degussa), branded under the Stockhausen name.  The transaction, which includes five manufacturing facilities operating in Germany, China, Brazil, Russia and the United States, was valued at $161 million.  The acquisition allows Ashland’s Water Technologies segment to expand its technology base, product line and service levels while continuing to develop its presence in key emerging international markets.  For its fiscal year ended December 31, 2005, Degussa reported sales and operating revenues (translated to U.S. dollars) of $258 million and operating income of $10 million.  For further information on the purchase price allocation of this transaction see Note L in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

All acquisitions are accounted for under the purchase method of accounting.  Ashland is currently in the process of finalizing its valuation of the assets acquired and liabilities assumed for the Northwest Coatings acquisition, to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed.  The preliminary allocation of purchase price included in the current period balance sheet is based on Ashland’s current best estimate and is subject to revision based on final determination of fair value.  Ashland anticipates that the valuations will be completed prior to the first anniversary of the acquisitions.

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

As a result of the APAC divestiture in August 2006 certain identified remaining corporate costs that had been previously allocated to this business needed to be eliminated to maintain Ashland’s overall competitiveness.  Consequently, in December 2006 Ashland offered an enhanced early retirement or voluntary severance opportunity to administrative and corporate employees.  In total, Ashland accepted voluntary severance offers from 172 employees under the program.  As a result, a $25 million pretax charge

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – ACQUISITIONS AND DIVESTITURES (continued)

was recorded for severance, pension and other postretirement benefit costs in the March 2007 quarter, of which $8 million has been paid during the current fiscal year.  This cost is classified in the selling, general and administrative expenses caption of the Statements of Consolidated Income and grouped within “unallocated and other” for segment presentation purposes.  The termination dates for employees participating in the program will continue with the last expected to occur by the end of the December 2007 quarter.  As of June 30, 2007, the liability related to curtailment was $6 million and the remaining severance liability was $11 million.

NOTE E – DEBT

In April 2007 Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $105 million for letters of credit outstanding under the credit agreement at June 30, 2007.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.5 billion at June 30, 2007, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% of any increase (or decrease) in stockholders’ equity.

During the December 2005 quarter Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet as of December 31, 2005.  Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments.  The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.  The carrying value of the investments to defease debt, including other defeasements that previously occurred, at June 30, 2007 was $39 million, at September 30, 2006 was $51 million and at June 30, 2006 was $56 million.  The carrying value of the debt at June 30, 2007 was $34 million, at September 30, 2006 was $44 million and at June 30, 2006 was $49 million.

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

	June 30	September 30	June 30
(In millions)	2007	2006	2006
Chemicals and plastics	$593	$540	$518
Lubricants	92	84	83
Other products and supplies	55	55	62
Excess of replacement costs over LIFO carrying values	(153)	(147)	(144)
	$587	$532	$519

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES

In accordance with FASB Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” Ashland conducts an annual review for impairment.  Impairment is to be examined more frequently if certain indicators are encountered.  In accordance with FAS 142, Ashland reviewed goodwill for impairment based on reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level.  Ashland has completed its most recent annual goodwill impairment test required by FAS 142 as of July 1, 2006 and has determined that no impairment exists.  The following is a progression of goodwill by segment for the nine months ended June 30, 2007 and 2006.

	Performance			Water
(In millions)	Materials	Distribution	Valvoline	Technologies	Total
Balance at Septemer 30, 2005	$100	$1	$24	$39	$164
Acquisitions	2	-	5	32	39
Currency translation adjustment	2	-	-	1	3
Balance at June 30, 2006	$104	$1	$29	$72	$206

Balance at September 30, 2006	$110	$1	$29	$70	$210
Acquisitions	47	-	1	(2)	46
Currency translation adjustment	3	-	-	2	5
Balance at June 30, 2007	$160	$1	$30	$70	$261

Intangible assets consist of trademarks and trade names, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property.  Intangibles are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 15 to 25 years, intellectual property over 5 to 17 years and other intangibles over 3 to 30 years.  Ashland reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Intangible assets were comprised of the following as of June 30, 2007 and 2006.

	2007			2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$65	$(21)	$44	$66	$(19)	$47
Intellectual property	48	(16)	32	34	(5)	29
Other intangibles	49	(13)	36	27	(9)	18
Total intangible assets	$162	$(50)	$112	$127	$(33)	$94

Amortization expense recognized on intangible assets for the nine months ended June 30 was $8 million for 2007 and $3 million for 2006.  As of June 30, 2007, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $32 million as of June 30, 2007 and 2006.  In accordance with FAS 142, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life.  Estimated amortization expense for future periods is $11 million in 2007 (includes nine months actual and three months estimated), $11 million in 2008, $10 million in 2009, $10 million in 2010 and $7 million in 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – EARNINGS PER SHARE

The following table is the computation of basic and diluted earnings per share (EPS) from continuing operations.

	Three months ended June 30		Nine months ended June 30
(In millions except per share data)	2007	2006	2007	2006
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$86	$42	$169	$126
Denominator
Denominator for basic EPS – Weighted average
common shares outstanding	62	71	63	71
Common shares issuable upon exercise of stock options
and stock appreciation rights	1	1	1	1
Denominator for diluted EPS – Adjusted weighted
average shares and assumed conversions	63	72	64	72

EPS from continuing operations
Basic	$1.37	$.60	$2.68	$1.77
Diluted	$1.35	$.59	$2.64	$1.75

NOTE I – EMPLOYEE BENEFIT PLANS

Presently, Ashland anticipates contributing $40 million to its U.S. pension plans and $7 million to its non-U.S. pension plans during fiscal 2007.  As of June 30, 2007, contributions of $40 million have been made to the U.S. plans and $3 million to the non-U.S. plans.  The following table details the components of pension and other postretirement benefit costs.

	Pension benefits		Other postretirement benefits
(In millions)	2007	2006	2007	2006
Three months ended June 30
Service cost	$8	$15	$2	$2
Interest cost	22	23	4	5
Expected return on plan assets	(27)	(27)	-	-
Amortization of prior service credit	-	-	(2)	(3)
Amortization of net actuarial loss (gain)	1	12	(4)	-
	$4	$23	$-	$4

Nine months ended June 30
Service cost	$27	$44	$4	$6
Interest cost	65	65	10	11
Expected return on plan assets	(76)	(76)	-	-
Amortization of prior service credit	-	-	(4)	(7)
Amortization of net actuarial loss (gain)	13	32	(4)	1
	$29	$65	$6	$11

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

Ashland repurchased 4.7 million shares for $288 million for the nine months ended June 30, 2007 and 2.4 million shares for $138 million for the nine months ended June 30, 2006.  Since the inception of the first described share repurchase program on July 21, 2005, through the completion of the second share repurchase program on December 19, 2006, Ashland repurchased a total of 13.2 million shares at a cost of $793 million.  These repurchases represent approximately 18% of shares outstanding on June 30, 2005.  The stock repurchase actions are consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

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

Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  Since October 1, 2003, Riley has been dismissed as a defendant in 84% of the resolved claims. A summary of asbestos claims activity follows.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Nine months ended June 30		Years ended September 30
(In thousands)	2007	2006	2006	2005	2004
Open claims - beginning of period	162	184	184	196	198
New claims filed	4	4	6	12	29
Claims settled	(1)	(3)	(3)	(6)	(7)
Claims dismissed	(26)	(16)	(25)	(18)	(24)
Open claims - end of period	139	169	162	184	196

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended June 30		Years ended September 30
(In millions)	2007	2006	2006	2005	2004
Asbestos reserve - beginning of period	$635	$571	$571	$618	$610
Expense incurred	5	104	104	-	59
Amounts paid	(23)	(32)	(40)	(47)	(51)
Asbestos reserve - end of period	$617	$643	$635	$571	$618

Ashland retained Hamilton, Rabinovitz & Alschuler, Inc. (HR&A) to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions.  The methodology used by HR&A to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense and claim settlement costs.  Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  During the most recent update of this estimate completed during the June 2007 quarter, it was determined that the reserve for asbestos claims should be increased by $5 million.  This increase in the reserve was based on the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  This increase resulted in total reserves for asbestos claims of $617 million at June 30, 2007, compared to $635 million at September 30, 2006 and $643 million at June 30, 2006.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes.  As a part of the process

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

to develop Ashland’s estimates of future asbestos costs, a range of long-term cost models is developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has estimated that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $1.0 billion, depending on the combination of assumptions selected in the various models.  Previously estimated to be $1.9 billion, this high range approximation decreased primarily as a result of a change in the projected long-term inflation rate assumed by Ashland.  In conjunction with the annual update performed in the June 2007 quarter, management adjusted the assumed long-term rate from 8.4% to 4.4% to better reflect the upper end of expected long-term inflation trends.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Ashland has insurance coverage for most of the litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide most of the coverage currently being accessed.  As a result, increases in the asbestos reserve have been largely offset by probable insurance recoveries.  The amounts not recoverable generally are due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland’s insurance coverage.

Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 67% of the estimated receivables from insurance companies at June 30, 2007 are expected to be due from primarily domestic insurers, of which 86% have a credit rating of A or higher by A. M. Best.  The remainder of the insurance receivable is due from London insurance companies and from Underwriters at Lloyd’s, which is reinsured by Equitas (Limited), all of which collectively have a lower credit quality rating.  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers.  In the second quarter of fiscal 2007, a significant amount of Equitas’ reinsurance of liabilities became reinsured by National Indemnity Corporation, a member of the Berkshire Hathaway group of insurance companies with a current A. M. Best rating of A++.  As a result Ashland reassessed its assumptions for the receivable recorded from Equitas, and due to the improved credit quality of this portion of the receivable, Ashland increased its recorded receivable by $21 million during the March 2007 quarter.

At June 30, 2007, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $490 million, of which $62 million relate to costs previously paid.  Receivables from insurers amounted to $474 million at September 30, 2006 and $476 million at June 30, 2006.  The receivable was increased by $19 million during the June 2007 quarter, reflecting the updated model used for purposes of valuing the reserve described above, and its impact on the valuation of future recoveries from insurers.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2007, such locations included 69 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 110 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 170 are being actively remediated.  Ashland’s reserves for environmental

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

remediation amounted to $183 million at June 30, 2007, compared to $199 million at September 30, 2006 and $176 million at June 30, 2006, of which $152 million at June 30, 2007, $168 million at September 30, 2006 and $144 million at June 30, 2006 were classified in noncurrent liabilities on the Condensed Consolidated Balance Sheets.  The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Environmental remediation expense amounted to $10 million for the nine months ended June 30, 2007 and $22 million for the nine months ended June 30, 2006.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $280 million.  No individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of the remediation reserve.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

	Three months ended June 30		Nine months ended June 30
(In millions - unaudited)	2007	2006	2007	2006

REVENUES
Sales and operating revenues
Performance Materials	$400	$370	$1,142	$1,068
Distribution	1,026	1,050	2,982	3,046
Valvoline	407	366	1,141	1,030
Water Technologies	201	113	569	310
Intersegment sales
Performance Materials	(43)	(38)	(118)	(108)
Distribution	(3)	(6)	(9)	(17)
Valvoline	(4)	(1)	(6)	(3)
Water Technologies	(1)	(1)	(1)	(1)
	1,983	1,853	5,700	5,325
Equity income
Performance Materials	3	2	8	7
Valvoline	2	1	3	-
Water Technologies	-	-	1	1
	5	3	12	8
Other income
Performance Materials	1	1	3	2
Distribution	-	1	2	3
Valvoline	2	-	6	5
Water Technologies	1	1	3	3
Unallocated and other	1	3	5	6
	5	6	19	19
	$1,993	$1,862	$5,731	$5,352
OPERATING INCOME
Performance Materials	$33	$41	$81	$94
Distribution	12	30	46	95
Valvoline	28	(10)	68	(6)
Water Technologies	6	9	18	9
Unallocated and other (a)	12	(23)	(23)	(51)
	$91	$47	$190	$141

(a)
The nine months ended June 30, 2007 includes a $25 million charge for costs associated with Ashland’s voluntary severance offer.  In addition, corporate costs previously allocated to APAC of $12 million for the three months ended June 30, 2006 and $34 million for the nine months ended June 30, 2006 are included.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
INFORMATION BY INDUSTRY SEGMENT

	Three months ended June 30		Nine months ended June 30
(In millions)	2007	2006	2007	2006

PERFORMANCE MATERIALS (a)
Sales per shipping day	$6.3	$5.9	$6.1	$5.7
Pounds sold per shipping day	5.1	5.1	4.9	5.0
Gross profit as a percent of sales	21.9%	25.0%	21.2%	23.2%
DISTRIBUTION (a)
Sales per shipping day	$16.3	$16.7	$15.9	$16.2
Pounds sold per shipping day	20.1	20.6	19.6	20.5
Gross profit as a percent of sales	7.1%	9.3%	8.2%	9.7%
VALVOLINE (a)
Lubricant sales (gallons)	43.4	45.1	123.8	127.8
Premium lubricants (percent of U.S. branded volumes)	24.4%	22.4%	23.2%	23.2%
Gross profit as a percent of sales	25.1%	20.2%	24.8%	21.4%
WATER TECHNOLOGIES (a)
Sales per shipping day	$3.2	$1.8	$3.0	$1.6
Gross profit as a percent of sales	38.2%	45.5%	39.1%	47.0%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Current Quarter – Ashland reported income from continuing operations of $86 million, or $1.35 per share, for the quarter ended June 30, 2007, compared to $42 million, or $.59 per share, for the quarter ended June 30, 2006.  The increase in earnings reflects the $44 million increase in operating income during the June 2007 quarter compared to the June 2006 quarter.  Net income for the current quarter increased to $100 million, or $1.58 per share, as compared to $93 million, or $1.29 per share in the June 2006 quarter.  The 22% increase in earnings per share in the June 2007 quarter reflects the significant shares repurchased since June 30, 2006, which lowered total shares outstanding.  Net income for both quarters were affected by income from discontinued operations, which was $14 million in the current quarter, primarily due to a net favorable adjustment to the asbestos reserve and related receivable for insurance recoveries, while the prior quarter’s income of $51 million related to the operating results of the company’s former APAC subsidiary, which was sold in August 2006 and qualified as a discontinued operation.

Operating income for the June 2007 quarter totaled $91 million, which included $17 million of favorable adjustments related to environmental reserves and lower than expected pension and other benefit costs.  Operating income for the June 2006 quarter was $47 million, which included an $8 million currency hedge gain, a $6 million unfavorable adjustment to environmental reserves and $12 million of corporate costs previously allocated to APAC that were retained within continuing operations as required by generally accepted accounting principles.  The majority of corporate costs previously allocated to APAC have been eliminated, with further cost reductions to be achieved under the voluntary severance offer, initiated in the March 2007 quarter, throughout the remainder of the calendar year.

Ashland’s results during the June 2007 quarter reflect the strong performance of Valvoline as it reported its best third quarter operating income performance since 1997 due to continued gross profit margin improvement primarily as a result of more stable base oil costs.  Performance Materials recorded its second best quarterly operating income ever despite rising raw material costs coupled with weak demand in the automotive, residential construction and marine markets.  Water Technologies recorded significantly improved operating income within all of its business units compared to the June 2006 quarter, excluding the effect of the $8 million currency hedge gain in the prior quarter.  Distribution continued to experience softness in the North American manufacturing market, which represents approximately 90% of total revenue, while continuing to realign its supplier base due to the termination of a significant North American plastics-supply contract in the March 2007 quarter.  In addition, rapid cost increases in commodity chemicals reduced gross margins to its lowest levels in more than two years, resulting in a significant earnings decline compared to the June 2006 quarter.

Year-to-Date – Income from continuing operations for the nine months ended June 30, 2007, was $169 million, or $2.64 per share, a 34% increase compared to $126 million, or $1.75 per share, for the nine months ended June 30, 2006.  The increase in earnings is primarily due to the $49 million increase in operating income.  Net income for the nine months ended June 30, 2007, was $198 million, or $3.09 per share, compared to $207 million, or $2.86 per share, for the nine months ended June 30, 2006.  Net income for both quarters was affected by income from discontinued operations, which was $29 million in the current period, primarily impacted by a net favorable adjustment to the asbestos reserve and related receivable for insurance recoveries, while the prior period income of $81 million was essentially all related to the operating results of APAC.

Operating income was $190 million for the nine months ended June 30, 2007, a 35% increase compared to the $141 million reported during the prior period.  Valvoline reported tremendous improvement, primarily due to stronger gross profit margins, as operating income increased to $68 million, which is a record pace for the fiscal year, compared to a $6 million loss in the 2006 period.  Water Technologies reported operating income of $18 million, a substantial increase over the 2006 period of $9 million which included an

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

$8 million currency hedge gain, primarily due to improved performance from both the marine and industrial business as well as contributions from the Environmental and Process Solutions (E&PS) business which was acquired from Degussa AG in May 2006.  Performance Materials and Distribution both reported lower operating income compared to the prior period primarily due to continued weakness in North American industrial production as well as rising raw material costs.  The unallocated and other caption includes a $25 million voluntary severance offer charge in the current period, while the prior period included $34 million of corporate costs previously allocated to APAC that were retained within this caption to comply with the presentation requirements of generally accepted accounting principles.

Performance Materials

Current Quarter – Performance Materials reported operating income of $33 million for the June 2007 quarter, a decrease of 19% compared to $41 million for the June 2006 quarter.  Gross profit margin decreased from 25.0% in June 2006 to 21.9% in June 2007, primarily due to weak North American demand within the automotive, residential construction and marine markets, coupled with raw material cost increases, which resulted in a $6 million decline in operating income.  Sales and operating revenues increased 8% to $400 million in the June 2007 quarter from $370 million in the June 2006 quarter primarily as a result of increased pricing as volume levels were flat at 5.1 million pounds per shipping day for both the current and prior quarter.  When adjusted for the acquisitions of Northwest Coatings and the purchase of third-party ownership interests in a former Japanese joint venture, sales and operating revenues increased 5% while volume levels decreased by 2%.  Selling, general and administrative expenses increased $3 million in the current quarter primarily due to increased investment in international expansion.

Year-to-Date – Performance Materials earned operating income of $81 million for the nine months ended June 30, 2007, a 14% decrease from the $94 million earned for the nine months ended June 30, 2006.  The gross profit margin decreased to 21.2% in the current period from 23.2% causing a $3 million decline in operating income.  Sales and operating revenues increased 7% to $1,142 million in the current period from $1,068 million in the prior period primarily due to price increases.  Pounds per shipping day decreased 2% from 5.0 million pounds for the nine months ended June 30, 2006, to 4.9 million pounds for the current period, which decreased operating income by $2 million.  When adjusted for the acquisitions of Northwest Coatings and the purchase of third-party ownership interests in a former Japanese joint venture, sales and operating revenues increased 4% while volume levels decreased by 2%.  Selling, general and administrative expenses in the current period increased $9 million compared to the 2006 period primarily due to increased investment in international expansion and additional costs from the previously mentioned acquisitions.

Distribution

Current Quarter – Distribution reported operating income of $12 million for the June 2007 quarter, a 61% decrease from the $30 million earned in the June 2006 quarter.  Sales and operating revenues declined 2% from $1,050 million in the June 2006 quarter to $1,026 million in the June 2007 quarter, reflecting a reduction in volume.  Pounds sold per shipping day decreased 2% in the current quarter to 20.1 million pounds from 20.6 million pounds in the June 2006 quarter, resulting in a $5 million decline in operating income.  Gross profit as a percent of sales declined to 7.1% in the current quarter from 9.3% in the June 2006 quarter, which decreased operating income by $19 million, primarily as a result of increasing costs in commodity chemicals coupled with Distribution’s limited ability to raise prices due to demand weakness in the North American manufacturing sector.  Rapid escalation of raw material costs in the quarter resulted in an additional $8 million charge related to LIFO inventory accounting when compared to the prior quarter, which factored into the decline in operating income. Selling, general and administrative expenses decreased $6 million during the current quarter primarily due to incentive compensation accrual decreases compared to the June 2006 quarter.

Year-to-Date – Distribution earned operating income of $46 million for the nine months ended June 30, 2007, a 52% decrease from the $95 million earned for the nine months ended June 30, 2006.  Sales and operating revenues decreased 2% from $3,046 million for the nine months ended June 30, 2006, to

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Distribution (continued)

$2,982 million for the nine months ended June 30, 2007.  Pounds sold per shipping day decreased in the current period to 19.6 million pounds from 20.5 million pounds in the prior period, resulting in a $14 million decrease in operating income.  Gross profit as a percent of sales declined from 9.7% to 8.2%.  Two factors primarily caused this decrease.  The first was unusually high margins in the prior period, resulting from hurricane supply disruptions, which increased demand.  The second was the limited ability of Distribution to raise prices in a rising commodity cost environment due to the demand weakness in the North American manufacturing sector in the current period.  The decline in gross profit margin lowered operating income by $35 million compared to the prior period results.  Selling, general and administrative expenses were flat comparing the current period to the prior period.

Valvoline

Current Quarter – Valvoline reported strong operating income results of $28 million during the current quarter compared to a $10 million loss in the June 2006 quarter.  The primary factor in improved earnings was the 24% increase in gross profit as a percent of sales, from 20.2% in the June 2006 quarter to 25.1% in the current quarter, as the base lube oil market continued to remain stable allowing Valvoline to recover its increased costs despite the gross profit margin still remaining below historical levels.  The increase in gross profit margin during the current quarter contributed $30 million to operating income.  Sales and operating revenues increased 11% over the June 2006 quarter to $407 million, reflecting increased pricing and product mix, as volume levels decreased 4% to 43.4 million lubricant gallons from 45.1 million lubricant gallons in the June 2006 quarter.  This decline in volume resulted in a $2 million decrease to operating income.  In addition, Valvoline Instant Oil Change reported a 162% increase in operating income as significant improvements in store operations resulted in record high levels of customer satisfaction along with an increase in car counts per store and a higher average ticket.  While the number of Valvoline Instant Oil Change stores declined 11% due to the closure of several underperforming properties, overall revenue increased 5%.  Selling, general and administrative expenses decreased $6 million during the current quarter primarily due to lower employee benefit costs as well as an unfavorable litigation charge recorded in the June 2006 quarter.

Year-to-Date – Valvoline reported record operating income of $68 million for the nine months ended June 30, 2007, compared to a loss in operating income of $6 million for the nine months ended June 30, 2006.  The operating income improvement primarily reflects the gross profit margin recovery, increasing to 24.8% in the current period from 21.4% as a result of stable base oil costs and the full effect of previous price increases.  This increase in gross profit margin during the current period contributed $66 million to operating income.  Sales and operating revenues increased 11% over the 2006 period to $1,141 million, reflecting increased pricing and product mix as volume levels decreased 3% to 123.8 million lubricant gallons, resulting in a decrease of $3 million to operating income.  Selling, general and administrative expenses decreased $7 million during the current period primarily due to lower employee benefit costs as well as an unfavorable litigation charge recorded in the prior period.

Water Technologies

Current Quarter – Water Technologies recorded operating income of $6 million during the June 2007 quarter compared to $9 million reported in the June 2006 quarter, which included an $8 million currency hedge gain related to the E&PS acquisition.  The increase in operating income during the current quarter, excluding the effect of the currency hedge gain in the prior quarter, primarily relates to the marine and industrial businesses where revenue increased a combined 6% compared to the June 2006 quarter.  The E&PS business also contributed to operating income, but to a much lesser extent.  Sales and operating revenues increased 78% to $201 million in the current quarter compared to $113 million in the June 2006 quarter, primarily due to the $88 million in sales and operating revenues contributed by the E&PS business. Gross profit as a percent of sales decreased to 38.2% in the current period from 45.5%, reflecting the lower-margin E&PS business as opposed to gross profit margin declines in the industrial and marine businesses.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Water Technologies (continued)

Year-to-Date – Water Technologies reported operating income of $18 million for the nine months ended June 30, 2007, compared to $9 million for the nine months ended June 30, 2006, which included an $8 million currency hedge gain related to the E&PS acquisition.  Sales and operating revenues increased 84% to $569 million in the current period compared to $310 million in the prior period, primarily due to the $251 million in sales and operating revenues contributed by the E&PS business.  The marine and industrial businesses’ combined revenue increase of 6% and the improving gross profit margin in the industrial business have been the primary factors in the operating income improvement in the current period, while inclusion of the E&PS business has also contributed to operating income growth.

Unallocated and other

Unallocated and other recorded income in the June 2007 quarter of $12 million compared to $23 million of expense in the June 2006 quarter.  The current quarter included favorable adjustments of $9 million and $4 million related to environmental remediation and employee benefits, respectively.  The June 2006 quarter included a $3 million charge for environmental remediation costs and $12 million of corporate costs previously allocated to APAC that were included in this caption to reflect required generally accepted accounting principles presentation within the Statements of Consolidated Income. Unallocated and other costs for the nine months ended June 30, 2007 were $23 million, compared to $51 million for the nine months ended June 30, 2006.  The current nine month period includes a $25 million charge for costs associated with Ashland’s previously announced voluntary severance offer while the prior period included $34 million of corporate costs previously allocated to APAC.

Gain (loss) on the MAP Transaction

Ashland recorded a gain on the MAP Transaction of $1 million and a loss of $3 million for the three and nine months ended June 30, 2007, respectively, and a $2 million loss for the nine months ended June 30, 2006.  The gain and losses associated with this caption are a result of fluctuations in the discounted receivable from Marathon for the estimated present value of future tax deductions.  See Note E of the Notes to Consolidated Financial Statements in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, for further explanation of this receivable.

Net interest and other financing income

Net interest and other financing income amounted to $9 million in the June 2007 quarter, compared to $9 million in the June 2006 quarter.  The comparable amounts for each period reflect the consistent level of investments held within Ashland’s portfolio during both quarters.

Net interest and other financing income was $34 million for the nine months ended June 30, 2007, compared to $29 million for the nine months ended June 30, 2006.  The increase in the current period is primarily due to the investment of the remaining proceeds from the APAC sale before these funds were utilized early in the current fiscal year as part of the share repurchase program and special dividend paid on October 25, 2006.

Income taxes

Ashland’s effective income tax rate was 15% for the June 2007 quarter compared to 25% for the June 2006 quarter.  The lower effective tax rate for the current quarter reflects both updated estimates of taxable income for the fiscal year as well as favorable developments with respect to settlements of certain tax matters.  The effective tax rate for the current quarter includes a $2 million charge for various tax contingency adjustments.  The prior quarter rate reflects credits of $1 million for tax contingency and research and development adjustments as well as a $4 million reclassification of certain deferred tax benefits related to previously owned businesses of Ashland.  Excluding these credits, the prior quarter rate would have been 34%. Ashland’s effective income tax rate for the nine months ended June 30, 2007 was

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Income taxes (continued)

23%, compared to 25% for the prior period.  Excluding various tax contingency and other adjustments the current period rate would have been 22%, while the prior period rate would have been 34%.  Ashland estimates an effective tax rate of 21% for the September 2007 quarter and 23% for the 2007 fiscal year.

Discontinued operations (net of income taxes)

Income from discontinued operations was $14 million and $29 million for the three and nine months ended June 30, 2007, respectively, compared to $51 million and $81 million for the three and nine months ended June 30, 2006, respectively.  The income in the current quarter is primarily due to a $16 million favorable adjustment to the asbestos reserve and related receivable for insurance recoveries resulting from Ashland’s ongoing assessment of these matters.  The income for the current nine month period also includes an additional income adjustment of $21 million to the asbestos receivable for insurance recoveries reflecting revised assumptions for the credit quality of the receivable recorded from Equitas, following Equitas’ transaction with Berkshire Hathaway.  The results for the three and nine months ended June 30, 2006 include APAC’s after-tax operating earnings.  These prior period results exclude corporate costs previously allocated to APAC which were retained within operating income under “unallocated and other” as required by generally accepted accounting principles.  For further information on the sale of APAC and its classification as a discontinued operation see Note C to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION

Liquidity

Cash flows from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $8 million for the nine months ended June 30, 2007, compared to a cash outflow of $13 million for the nine months ended June 30, 2006.  The cash inflow for the current period includes a $258 million cash outflow resulting from a change in operating assets and liabilities.  The largest component of this change was a $126 million decrease in trade and other payables, which includes a $43 million contribution to Ashland’s pension plans as well as a combined $109 million cash outflow for increases in accounts receivable and inventories.  The prior period had a similar decline in trade and other payables of $77 million as well as a combined cash outflow of $120 million for increases in accounts receivable and inventories.

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

In April 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $105 million for letters of credit outstanding under the credit agreement at June 30, 2007.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.5 billion at June 30, 2007, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.

At June 30, 2007, working capital (excluding debt due within one year) amounted to $2,050 million, compared to $2,221 million at September 30, 2006 and $1,831 million at June 30, 2006 (excluding assets

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity (continued)

and liabilities of discontinued operations).  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation.  That method valued inventories below their replacement costs by $153 million at June 30, 2007, $147 million at September 30, 2006 and $144 million at June 30, 2006.  Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 214% of current liabilities at June 30, 2007, compared to 175% at September 30, 2006 and 194% at June 30, 2006 (excluding applicable assets and liabilities of discontinued operations). Ashland has defeased $34 million of its outstanding debt at June 30, 2007 with $44 million recorded at September 30, 2006 and $49 million recorded at June 30, 2006.  See Note E to the Condensed Consolidated Financial Statements for further information on debt defeasance.

Capital resources

On September 14, 2006, Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend.  Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million.  This amount was accrued as dividends payable in the Condensed Consolidated Balance Sheet at September 30, 2006 and subsequently paid in the December 2006 quarter.  Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland’s Board of Directors.  Ashland repurchased 4.7 million shares for $288 million for the nine months ended June 30, 2007 and 2.4 million shares for $138 million for the nine months ended June 30, 2006.  See Note J to the Condensed Consolidated Financial Statements for a description of Ashland’s share repurchase programs.

For the nine months ended June 30, 2007, property additions amounted to $102 million, compared to $114 million for the same period last year.  Ashland anticipates meeting its remaining 2007 capital requirements for property additions and dividends from internally generated funds.

Ashland’s debt level amounted to $70 million at June 30, 2007, compared to $82 million at September 30, 2006 and $88 million at June 30, 2006.  Debt as a percent of capital employed amounted to 2.3% at June 30, 2007, compared to 2.6% at September 30, 2006 and 2.3% at June 30, 2006.

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

OUTLOOK

The June 2007 quarter was the first full quarter that all of Ashland’s operations in the United States, Canada and Mexico were unified and operating on a single enterprise resource planning system and represented the third full quarter as a singularly focused, diversified chemical company.

Performance Materials’ results for the fourth quarter of fiscal 2007 should, in large part, continue to be determined by the pace of volume recovery in the North American automotive, residential housing and marine markets.  In addition, rapid cost increases in commodity chemicals and other selected raw materials continue to remain a concern, causing several recently announced price increases intended to restore gross profit margin.  Considering the current market conditions, Performance Materials expects operating income results should not differ materially from the September 2006 quarter, excluding certain environmental remediation and insurance settlements previously disclosed during that quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

OUTLOOK (continued)

Distribution’s performance for the September 2007 quarter will continue to be impacted by the current weak industrial market conditions in North America as well as the plastics supply realignment due to the termination of a significant North American plastics-supply contract in the March 2007 quarter.  Distribution has had some initial success in transitioning customers to new plastics manufacturers as it continues to aggressively attempt to qualify alternate products with customers and convert as much of this business as possible.  The remaining volume is anticipated to be replaced over time, which will diminish the importance of the terminated contract.  As a result of the ongoing plastics supply realignment and current market conditions, Distribution’s earnings for the September 2007 quarter should come closer to the just completed third quarter of fiscal 2007 than to the prior September 2006 quarter.

Valvoline has achieved an impressive turnaround during the first nine months of the current period and expects to report record operating income for the entire fiscal year.  However, Valvoline is currently facing pressure related to recent price increases in base oil costs from its supplier base, which could decrease earnings by several million dollars as compared with the June 2007 quarter.  In addition, Valvoline is expecting to increase marketing expenditures in the upcoming fourth quarter.  Given that the third quarter is typically the strongest quarter for Valvoline, earnings for the fourth quarter of 2007 are expected to be less than the reported results for the third quarter of 2007.

Water Technologies’ continued operating income improvement compared to the prior quarter is encouraging, although overall return on capital is still below Ashland’s expectation for this business.  Implementation of Water Technologies’ redesigned business model has begun with continued focus on growth opportunities and various cost saving initiatives to maximize profitability.  As increased costs are incurred in the upcoming quarter as a function of implementing the business model redesign, Water Technologies expects fourth quarter results to be comparable to the reported results for the third quarter of 2007.

Ashland has continued to experience tremendous growth from the resin facility in eastern China that was commissioned in 2005.  Since this facility opened Ashland has already expanded its operational capacity once and is again reinvesting in expanding production as the current capacity has been sold out.  To continue to support the growing demand for Ashland’s high-quality resin products throughout China, the Board of Directors approved in July a second new resin facility to be built in northern China at a cost estimated to be $35 million.  This will be the fifth manufacturing facility in China for Ashland with operations anticipated to start in calendar year 2009.  In addition, Ashland currently has under construction a 14,000 square meter technical and administrative center in Shanghai that is scheduled to be completed next year at an estimated cost of $43 million.  This facility will be used to support the current operations and facilitate continued growth within this region.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2007 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding 100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed.  Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 47,600 active lawsuits pending as of June 30, 2007. In these active lawsuits, approximately 0.5% of the active lawsuits involve claims between $0 and $100,000; approximately 1.6% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.1% of the active lawsuits involve claims between $5 million and $10 million; less than 2% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

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

Environmental Proceedings – (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of June 30, 2007, Ashland had been named a PRP at 69 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (“USEPA”) or a state agency, in which Ashland is typically participating as a member of a PRP group. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

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

MTBE Litigation – Ashland is a defendant along with many other companies in approximately 30 cases alleging methyl tertiary-butyl ether (“MTBE”) contamination in groundwater.  Nearly all of these cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings.  The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater.  Ashland’s involvement in these cases relates to gasoline containing MTBE allegedly produced and sold by Ashland, or one or more of its subsidiaries, in the period prior to the formation of Marathon Ashland Petroleum LLC (“MAP”).  Ashland only distributed MTBE or gasoline containing MTBE in a limited number of states and has been dismissed in a number of cases in which it was established that Ashland did not market MTBE or gasoline containing MTBE in the state or region at issue.  Many MTBE cases allege class action status and seek punitive damages or treble damages under a variety of statutes and theories.  The potential impact of these cases and any future similar cases is uncertain.  Ashland will vigorously defend these actions.

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

ITEM 1A.  RISK FACTORS

During the period covered by this report, an additional risk factor not previously disclosed in Ashland’s Form 10-K for the year ended September 30, 2006, as updated in Ashland’s Form 10-Q filed for the quarters ended December 31, 2006, and March 31, 2007, has been identified. The redesign of Ashland Water Technologies’ business model is reported as a risk factor below.

The implementation of Ashland Water Technologies’ business model redesign may result in consequences which could adversely impact financial performance.

Currently, Water Technologies is in the process of implementing a business model redesign to improve its financial performance.  The business model redesign project will change how Ashland approaches various markets and the roles of many Water Technologies employees.  If the new business model is either designed improperly or executed poorly, it may result in added expense, customer dissatisfaction or regrettable employee turnover, any or all of which could adversely affect Ashland’s financial performance.

ITEM 6.  EXHIBITS

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Ashland Inc.
( Registrant)

Date: August 8, 2007	/s/ J. Marvin Quin
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