Form 10-K
period 2007-09-30
ASHLAND INC.
filed 2007-11-27
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 1-32532
ASHLAND INC.
Kentucky (State or other jurisdiction of incorporation or organization)	20-0865835 (I.R.S. Employer Identification No.)
50 E. RiverCenter Boulevard
P.O. Box 391
Covington, Kentucky 41012-0391
Telephone Number (859) 815-3333

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑     No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑   Accelerated Filer ☐   Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
At March 31, 2007, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,108,930,850. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
At October 31, 2007, there were 62,939,520 shares of Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of Registrant’s definitive Proxy Statement (the “Proxy Statement”) for its January 31, 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent described herein.

                                                                                               TABLE OF CONTENTS

                                                                                                                                                                                    Page
PART I

PART II
Item 5.              Market for Registrant’s Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities  .................11
Item 6.              Selected Financial Data .......................................................................12
Item 7.              Management’s Discussion and Analysis of Financial
         Condition and Results of Operations ..........................................12
Item 7A.           Quantitative and Qualitative Disclosures about Market Risk ..... 12
Item 8.              Financial Statements and Supplementary Data ...............................12
Item 9.              Changes in and Disagreements with Accountants

PART III
Item 10.            Directors, Executive Officers and Corporate Governance .............13
Item 11.            Executive Compensation ....................................................................13
Item 12.            Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters ................14
Item 13.            Certain Relationships and Related Transactions, and Director
                               Independence .................................................................................15
Item 14.            Principal Accountant Fees and Services .........................................15
PART IV
Item 15.            Exhibits and Financial Statement Schedules ...................................15

PART I

ITEM 1. BUSINESS

GENERAL

Ashland Inc. is a Kentucky corporation, with its principal executive offices located at 50 E. RiverCenter Boulevard, Covington, Kentucky 41011 (Mailing Address: 50 E. RiverCenter Boulevard, P.O. Box 391, Covington, Kentucky 41012-0391) (Telephone: (859) 815-3333). Ashland was organized in 2004 as the successor to a Kentucky corporation of the same name organized on October 22, 1936. The terms “Ashland” and the “Company” as used herein include Ashland Inc., its predecessors and its consolidated subsidiaries, except where the context indicates otherwise.

Ashland’s businesses consist of four wholly-owned segments: Ashland Performance Materials, Ashland Distribution, Valvoline and Ashland Water Technologies. Financial information about these segments for the three fiscal years ended September 30, 2007, is set forth on pages F-33 through F-36 of this annual report on Form 10-K.

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

Ashland Distribution distributes chemicals, plastics and resins in North America and plastics in Europe. Ashland Distribution also provides environmental services. Suppliers include many of the world’s leading chemical, composite and plastics manufacturers. Ashland Distribution specializes in providing material transfer and packaging services and mixed truckloads and less-than-truckload quantities to customers in a wide range of industries.

Valvoline is a producer and marketer of premium packaged automotive lubricants, chemicals, appearance products, antifreeze and filters. In addition, Valvoline is engaged in the “fast oil change” business through outlets operating under the Valvoline Instant Oil Change® name.

Ashland Water Technologies is a supplier of chemical and non-chemical water treatment solutions for industrial, municipal and commercial facilities. It provides industrial, commercial and institutional water treatments, wastewater treatment, paint and coating additives, pulp and paper processing and mining chemistries. In addition, it also provides boiler and cooling water treatments; fuel treatments; welding, refrigerant and sealing products; and fire fighting, safety and rescue products and services for the merchant marine industry.

At September 30, 2007, Ashland and its consolidated subsidiaries had approximately 11,700 employees (excluding contract employees).

Available Information - Ashland’s Internet address is http://www.ashland.com. There, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4 and 5. All such reports will be available as soon as reasonably practicable after Ashland electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”). Ashland also makes available free of charge on its website, its Corporate Governance Guidelines; Board Committee Charters; Director Independence Standards; and its code of business conduct entitled “Business Responsibilities of an Ashland Employee” which applies to Ashland’s directors, officers and employees. These documents are also available in print to any shareholder who requests them. Information contained on Ashland’s website is not part of this annual report on Form 10-K and is not incorporated by reference in this document. The public may read and copy any materials Ashland files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

CORPORATE DEVELOPMENTS

On August 28, 2006, Ashland completed the sale of its wholly-owned subsidiary Ashland Paving and Construction, Inc. (together with its subsidiaries, “APAC”) to Oldcastle Materials, Inc. (“Oldcastle”) (the “APAC Transaction”). For additional information about the APAC Trnsaction, see Note B of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

On June 30, 2005, Ashland completed the transfer of its 38% interest in Marathon Ashland Petroleum LLC (“MAP”), a former joint venture with Marathon Oil Corporation (“Marathon”), and two other Ashland businesses to Marathon (the

“MAP Transaction”). For additional information about the MAP Transaction, see Note C of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

ASHLAND PERFORMANCE MATERIALS

Ashland Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, packaging and converting, transportation, marine and metal casting industries. It is a technology leader in metal casting consumables and design services; unsaturated polyester and vinyl ester resins and gelcoats; and high-performance adhesives and specialty resins. Ashland Performance Materials owns and operates 32 manufacturing facilities and participates in 8 manufacturing joint ventures in 15 countries. Ashland Performance Materials’ businesses compete globally in selected niche markets, largely on the basis of technology and service. The number of competitors in the specialty chemical business varies from product to product, and it is not practical to identify such competitors because of the broad range of products and markets served by those products. However, many of Ashland Performance Materials’ businesses hold proprietary technology, and Ashland believes it has a leading or strong market position in many of its specialty chemical products.

Composite Polymers - This business group manufactures and sells a broad range of corrosion-resistant, fire-retardant, general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins and gelcoats for the reinforced plastics industry. Key markets include the transportation, construction and marine industries. Composite Polymers markets vinyl ester resins under the brand name DERAKANE® and HETRON®. This business group has manufacturing plants in Jacksonville and Fort Smith, Arkansas; Los Angeles, California; Bartow, Florida; Pittsburgh and Philadelphia, Pennsylvania; Johnson Creek, Wisconsin; Campinas, Brazil; Kelowna and Mississauga, Canada; Changzhou and Kunshan, China; Porvoo and Lahti, Finland; Sauveterre, France; Miszewo, Poland; Benicarlo, Spain; and, through separate joint ventures, has manufacturing plants in Sao Paolo, Brazil and Jeddah, Saudi Arabia.

Casting Solutions - This business group manufactures and sells metal casting chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves. This group also provides casting process modeling, core making process modeling and rapid prototyping services. This business group serves the global metal casting industry from eight owned and operated manufacturing sites located in Campinas, Brazil; Mississauga, Canada; Changzhou, China; Milan, Italy; Castro-Urdilales, Arceniega and Idiazabal, Spain; Kidderminster, England; and Cleveland, Ohio (two sites). Casting Solutions also has six joint venture manufacturing facilities located in Vienna, Austria; Le Goulet, France; Bendorf and Wuelfrath, Germany; Ulsan, South Korea and Alvsjo, Sweden.

Specialty Polymers and Adhesives - This business group manufactures and sells adhesive solutions to the packaging and converting, building and construction, and transportation markets. In addition to these adhesive products, the business also manufactures and markets specialty coatings and adhesive solutions across the printing industry. Key technologies and markets include: acrylic polymers for pressure-sensitive adhesives; urethane adhesives for flexible packaging applications; aqueous and radiation curable adhesives and specialty coatings for the printing and converting applications; hot melt adhesives for various packaging applications; emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; acrylic, polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, marine, recreational and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding. The group has manufacturing plants in Calumet City, Illinois; Totowa, New Jersey; Greensboro, North Carolina; Ashland and Columbus, Ohio; White City, Oregon; Milwaukee, Wisconsin (two sites); and Kidderminster, England.

ASHLAND DISTRIBUTION

Ashland Distribution distributes chemicals, plastics and composite raw materials in North America and plastics in Europe. Ashland Distribution also provides environmental services. Deliveries are made in North America through a network of 68 owned or leased facilities, 35 third-party warehouses, rail terminals and tank terminals and 3 locations that perform contract packaging activities for Ashland Distribution. Distribution of thermoplastic resins in Europe is conducted in 16 countries primarily through 18 third-party warehouses and one owned warehouse. Each of Ashland Distribution’s lines of business (chemicals, plastics, composites and environmental services) competes with national, regional and local companies throughout North America. The plastics distribution business also competes with other distribution companies in Europe. Competition within each line of business is based primarily on breadth of product portfolio, service offerings, reliability of supply and price. Ashland Distribution operates in the following major market segments:

Chemicals - Ashland Distribution distributes specialty and industrial chemicals, additives and solvents to industrial users in the United States, Canada, Mexico and Puerto Rico as well as some export operations. Markets served include the paint and coatings, personal care, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance and paper industries.

Plastics - Ashland Distribution offers a broad range of thermoplastic resins, and specialized technical service to processors in the United States, Canada, Mexico and Puerto Rico as well as some export operations. Processors include injection molders, extruders, blow molders and rotational molders. Ashland Distribution also provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. Additionally, Ashland Distribution markets a broad range of thermoplastics to processors in Europe via distribution centers located in Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden. Dow Chemical Company (“Dow”) terminated Ashland’s supply agreement for distribution of Dow plastics in North America effective March 1, 2007. Ashland Distribution continues to provide distribution of Dow chemicals in North America and Dow plastics in Europe. Ashland is working with its customers and suppliers to qualify alternate products and convert the lost Dow plastics business to plastics provided by other Ashland suppliers. To aid in this effort and to further strengthen Ashland’s supply base as a whole, Ashland has successfully added three new suppliers to its portfolio – ExxonMobil, Sunoco and BASF. Ashland currently has commitments from customers to transition a significant portion of the lost Dow volume to other suppliers.

Composites - Ashland Distribution supplies mixed truckload and less-than-truckload quantities of polyester thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the cast polymer, corrosion, marine, building and construction, and other specialty reinforced plastics industries through distribution facilities located throughout North America. It also offers Ashland’s own line of resins and gel coats, serving the fiber-reinforced plastics and cast-polymer industries.

Environmental Services - Working in cooperation with chemical waste service companies, Ashland Distribution provides customers, including major automobile manufacturers, with comprehensive, nationwide hazardous and non-hazardous waste collection, recovery, recycling and disposal services. These services are offered through a North American network of more than 20 distribution centers, including 10 storage facilities that have been fully permitted by the United States Environmental Protection Agency (“USEPA”).

VALVOLINE

Valvoline is a marketer of premium-branded automotive and commercial lubricants, automotive chemicals, automotive appearance products and automotive services, with sales in more than 100 countries. The Valvoline® trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States. Valvoline competes in the highly competitive automotive lubricants and consumer products car care businesses, principally through offering premium products and services, coupled with a focused brand marketing, customer support, and superior distribution capabilities. Some of the major brands of motor oils and lubricants with which Valvoline competes globally are Castrol®, Mobil®, and Pennzoil®. In the “fast oil change” business, Valvoline competes with other leading independent fast lube chains on a national, regional or local basis as well as automobile dealers and service stations. Important competitive factors for Valvoline in the “fast oil change” market include Valvoline’s brand recognition; maintaining market presence through Valvoline Instant Oil Change® and Valvoline Express Care® outlets; and quality of service, speed, location, convenience and sales promotion.

Valvoline markets the following key brands of products and services to the private passenger car, light truck and heavy duty markets. Valvoline® lubricants; Valvoline Premium Blue® commercial lubricants; MaxLife® automotive products for vehicles with 75,000 or more miles; Valvoline Professional Series® automotive chemicals; Pyroil® automotive chemicals; Eagle One® automotive appearance products; Car Brite® automotive reconditioning products; Zerex® antifreeze; and Valvoline Instant Oil Change® automotive services.

In North America, Valvoline is comprised of the following core business groups:

Do It Yourself (“DIY”) - The DIY business group sells Valvoline products to consumers who perform their own auto maintenance. Valvoline products are sold through retail auto parts stores, mass merchandisers and warehouse distributors and their affiliated jobber stores such as NAPA and Carquest. The DIY business group operates lubricant blending and packaging plants in Santa Fe, California; Cincinnati, Ohio; East Rochester, Pennsylvania; Deer Park, Texas; and through Valvoline’s International operations in Wetherill Park, Australia and Dordrecht, Netherlands. The bulk blending and distribution facilities for DIY are located in College Park, Georgia; Willow Springs, Illinois; St. Louis, Missouri; and Mississauga, Canada. DIY’s automotive chemical manufacturing and distribution is conducted in Hernando, Mississippi.

Do It For Me (“DIFM”) - The DIFM business group sells branded products and services to installers (such as car dealers, general repair shops and quick lubes) and to auto auctions through a network of independent distributors and company-owned and operated “direct market” operations. DIFM’s direct market distribution operations are conducted out of centers located in Orlando, Florida; College Park, Georgia; Willow Springs, Illinois; Indianapolis, Indiana; St. Louis, Missouri; Cincinnati, Ohio; East Rochester, Pennsylvania; and Dallas, Texas. This business also includes distribution to quick lubes branded “Valvoline Express Care®,” which consists of 378 independently owned and operated stores. The DIFM business group also has a strategic alliance with Cummins Inc. (“Cummins”) to distribute heavy duty lubricants to the commercial market.

Valvoline Instant Oil Change® (“VIOC”) - The VIOC chain is one of the largest competitors in the U.S. “fast oil change” service business, providing Valvoline with a significant presence in the DIFM segment of the passenger car and light truck motor oil market. As of September 30, 2007, 265 company-owned and 544 independently-owned and operated franchise centers were operating in 38 states. VIOC has continued its customer service innovation through its upgraded and enhanced preventive maintenance tracking system for consumers and fleet operators. This computer-based system maintains service records on all customer vehicles and contains a database on most car models, which allows service technicians to make service recommendations based primarily on manufacturer’s recommendations.

Outside North America, Valvoline is comprised of one core business group:

Valvoline International - Valvoline International markets Valvoline and Eagle One branded products through wholly-owned affiliates, joint ventures, licensees and independent distributors in more than 100 countries. The profitability of the business is dispersed geographically, with more than half of the profit coming from mature markets in Europe and Australia. There are smaller, rapidly growing businesses in the emerging markets of China, India and Mexico, including joint ventures with Cummins in Argentina, Brazil, China, India and the United Kingdom. In addition, Valvoline operates joint ventures with local entities in Ecuador, Thailand and Venezuela. Valvoline International markets lubricants for consumer vehicles and heavy duty engines and equipment and is served by company-owned plants in the United States, Australia and the Netherlands and by toll manufacturers.

ASHLAND WATER TECHNOLOGIES

Ashland Water Technologies provides specialized chemicals and consulting services for utility water treatment, including boiler water, cooling water, fuel and waste streams. Programs include performance-based feed and control automation, and remote system surveillance.  In addition, Ashland Water Technologies provides process water treatments for the municipal, extraction/mining, pulp and paper processing, food processing, oil refining and chemical processing markets.  It also provides technical products and shipboard services for the world’s merchant marine fleet. Comprehensive marine programs include water and fuel treatment; maintenance, including specialized cleaners, welding and refrigerant products and sealants; and fire fighting, safety and rescue products and services. Ashland Water Technologies also provides specialized chemical additives for the paint and coatings industry.

Ashland Water Technologies owns and operates 11 manufacturing facilities in 8 countries and participates in 2 joint ventures. Ashland Water Technologies’ diverse spectrum of products competes globally in niche markets. The number of competitors varies from product to product and markets served.

It conducts operations throughout North America, Europe and the Far East and has manufacturing plants in Kearny, New Jersey; Houston, Texas; Greensboro, North Carolina; Americana, Brazil; Chester Hill, Australia; Nanjing, China; Beijing, China; Singapore; Somercotes, England; Krefeld, Germany; and Perm, Russia and, through separate joint ventures, has production facilities in Seoul, South Korea and Navi Mumbai, India.

On October 1, 2007, Ashland Water Technologies reorganized by combining the former Drew Industrial, Drew Marine and Environmental and Process Solutions units into a single, unified business. As part of the redesign, participation within certain markets was reevaluated, and Ashland Water Technologies is discontinuing the PathGuard® pathogen control system for the poultry processing market.

MISCELLANEOUS

Environmental Matters

Ashland has implemented a companywide environmental policy overseen by the Environmental, Health and Safety Committee of Ashland’s Board of Directors. Ashland’s Environmental, Health and Safety (“EH&S”) department has the responsibility to ensure that Ashland’s operating groups worldwide maintain environmental compliance in accordance with applicable laws and regulations. This responsibility is carried out via training; widespread communication of EH&S policies; information and regulatory updates; formulation of relevant policies, procedures and work practices; design and implementation of EH&S management systems; internal auditing by an independent auditing group; monitoring of legislative and regulatory developments that may affect Ashland’s operations; assistance to the operating divisions in identifying compliance issues and opportunities for voluntary actions that go beyond compliance; and incident response planning and implementation.

Federal, state and local laws and regulations relating to the protection of the environment have a significant impact on how Ashland conducts its businesses. Ashland’s operations outside the United States are subject to the environmental laws of the countries in which they are located. These laws include regulation of air emissions and water discharges, waste handling, remediation and product inventory/registration/regulation. New laws and regulations may be enacted or adopted by various regulatory agencies globally. The costs of compliance with new rules cannot be estimated until the manner in which they will be implemented has been more precisely defined.

At September 30, 2007, Ashland’s reserves for environmental remediation amounted to $174 million, reflecting Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, judgments and estimates are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $270 million. Ashland does not believe that any current individual remediation location is material to Ashland, as its largest reserve for any site does not exceed 10% of Ashland’s total remediation reserve. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense, net of receivable activity, amounted to $7 million in 2007, compared to $47 million in 2006 and $49 million in 2005.

Air - In the United States, the Clean Air Act (the “CAA”) imposes stringent limits on facility air emissions, establishes a federally mandated operating permit program, allows for civil and criminal enforcement actions and sets limits on the volatile or toxic content of many types of industrial and consumer products. Additionally, it establishes air quality attainment deadlines and control requirements based on the severity of air pollution in a given geographical area. Various state clean air acts implement, complement and, in many instances, add to the requirements of the federal CAA. The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland’s businesses and, in many cases, on product formulation and other long-term business decisions. Other countries where Ashland operates also have laws and regulations relating to air quality. Ashland’s businesses maintain numerous permits pursuant to these clean air laws.

The USEPA is currently implementing the ozone and particulate matters standards they proposed in 1997. State and local air agencies were required to submit their plans to meet the 1997 ozone standard by 2007, and states have begun to propose strategies for meeting this standard. Proposed ozone strategies have included emission controls for certain types of emission sources, reduced limits on the volatile content of industrial and consumer products and many requirements on the transportation sector. States still have until April 2008 to propose strategies for meeting the 1997 particulate matter standard. Additionally, USEPA has proposed new and more stringent standards, specifically, in 2006 for particulate matter and in 2007 for ozone. It is not possible at this time to estimate any potential financial impact that the newly proposed standards may have on Ashland's operations. Ashland will continue to monitor and evaluate the newly proposed standards to determine their potential impact, if any.

Water - Ashland’s businesses maintain numerous discharge permits. In the United States, such permits may be required by the National Pollutant Discharge Elimination System of the Clean Water Act and similar state programs. Other countries have similar laws and regulations requiring permits and controls.

Solid Waste - Ashland’s businesses are subject to various laws around the world relating to and establishing standards for the management of hazardous and solid waste. In the United States, the Resource Conservation and Recovery Act (“RCRA”) applies. While many U.S. facilities are subject to the RCRA rules governing generators of hazardous waste, certain facilities also have hazardous waste storage permits. Ashland has implemented systems to oversee compliance with the RCRA regulations and, where applicable, permit conditions. In addition to regulating current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the storage of regulated substances in underground tanks. Other countries where Ashland operates also have laws and regulations relating to hazardous and solid waste.

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

Product Control, Registration and Inventory - Many of Ashland’s products and operations in the United States are subject to the Toxic Substance Control Act (“TSCA”); the Food, Drug and Cosmetics Act; the Chemical Diversion and Trafficking Act; the Chemical Weapons Convention; and other product-related regulations. For further information about a TSCA compliance audit, see “Item 3. Legal Proceedings” in this annual report on Form 10-K. The European Commission issued a new regulatory framework for the chemicals industry in the European Union (“EU”). The regulation is known as REACH (Registration, Evaluation and Authorization of Chemicals) and applies to existing and new chemical substances produced or imported into the EU in quantities of greater than one ton per year. Under REACH additional testing, documentation and risk assessments will occur and may adversely affect Ashland’s costs of products produced in or for export to the EU. Other countries have similar rules to TSCA and REACH.

Research

Ashland conducts a program of market-focused research and development to understand unmet needs in the marketplace, to frame those unmet needs in a platform in which Ashland has capability to deliver, and to determine how to develop or access the intellectual property required to meet the identified market needs. Research and development costs are expensed as they are incurred and totaled $50 million in 2007 ($48 million in 2006 and $45 million in 2005).

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates,” “believes,” “estimates,” “expects,” “is likely,” “predicts,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors that could cause actual results to differ materially from those contained in such statements are discussed under “Use of estimates, risks and uncertainties” in Note A of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K. For a discussion of other factors and risks affecting Ashland’s operations, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis (“MD&A”) and the consolidated financial statements and related notes incorporated by reference into this report. The following discussion of risks is not all-inclusive, but is designed to highlight what we believe are important factors to consider when evaluating our expectations. These factors could cause our future results to differ from those in forward-looking statements and from historical trends.

Several of Ashland’s businesses are cyclical in nature, and economic downturns or declines in demand, particularly for certain durable goods, may negatively impact its revenues and profitability.

The profitability of Ashland is susceptible to downturns in the economy, particularly in those segments related to durable goods, including the housing, construction, automotive and marine industries. Both overall demand for Ashland’s products and services and its profitability will likely change as a direct result of an economic recession, inflation, changes in hydrocarbon (and its derivatives) and other raw materials prices or changes in governmental monetary or fiscal policies.

Ashland may not be able to successfully redeploy the proceeds of the MAP Transaction in a value-creating manner.

Ashland may not be able to successfully redeploy the MAP Transaction proceeds in a manner that will generate value for its shareholders. To the extent that the proceeds of the MAP Transaction are used for business acquisitions, there is a risk that the acquisition will fail to provide expected returns to Ashland’s shareholders. In addition, the process of integrating acquired operations into Ashland’s existing operations may result in unforeseen difficulties. Those difficulties might reduce Ashland’s profitability and delay the expected benefits of integrating any acquisition.

Ashland’s implementation of its SAP™ enterprise resource planning (“ERP”) project has the potential for business interruption and associated adverse impact on operating results as well as internal controls.

In 2004, Ashland initiated a multi-year ERP project that is expected to achieve increased efficiency and effectiveness in supply chain, financial and environmental, health and safety processes. The implementations completed to date in all four of our businesses throughout North America, Europe, the Middle East and Africa provide a common ERP for Ashland’s operations now generating more than 85% of Ashland’s consolidated revenues. Ashland intends to proceed with additional implementations of the ERP within certain of its remaining operations, including those in China and Singapore, in fiscal 2008.  Extensive planning has occurred to support effective implementation of the ERP system; however, such implementations carry certain risks, including potential for business interruption with the associated adverse impact on operating income.  In addition, internal controls that are modified or redesigned to support the new ERP system may not have been completely tested.  As a result, there is a risk that deficiencies may or will exist in the future and that they could constitute significant deficiencies, or in the aggregate, a material weakness in internal control over financial reporting.

Ashland Water Technologies’ business model redesign may result in consequences which could adversely impact financial performance.

Ashland Water Technologies has implemented a business model redesign to improve its financial performance.  The business model redesign project changes how Ashland approaches various markets and the roles of many Ashland Water Technologies employees.  If this new business model is executed poorly, it may result in added expense, customer dissatisfaction or regrettable employee turnover, any or all of which could adversely affect Ashland’s financial performance.

The competitive nature of Ashland’s markets may delay or prevent the company from passing increases in raw materials costs on to its customers.  In addition, certain of Ashland’s suppliers may be unable to deliver products or raw materials or may withdraw from contractual arrangements.  The occurrence of either event could adversely affect Ashland’s results of operations.

Rising and volatile raw material prices, especially those of hydrocarbon derivatives, may negatively impact Ashland’s costs.  Ashland is not always able to raise prices in response to such increased costs, and its ability to pass on the costs of such price increases is dependent upon market conditions.  Likewise, Ashland purchases certain products and raw materials from suppliers, often pursuant to written supply contracts.  If those suppliers are unable to timely meet Ashland’s orders or choose to terminate or otherwise avoid contractual arrangements, Ashland may not be able to make alternative supply arrangements.  If Ashland is unable to obtain and retain qualified suppliers under commercially acceptable terms, its ability to manufacture and deliver products in a timely, competitive and profitable manner could be adversely affected.

Ashland is responsible for, and has financial exposure to, liabilities from pending and threatened claims, including those alleging personal injury caused by exposure to asbestos, which reduce Ashland’s cash flows and could reduce profitability.

There are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other matters which seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable.

In addition, Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (“Riley”), a former subsidiary of Ashland. Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies. As a result of the transactions, Ashland is responsible for, and has financial exposure to, these liabilities, which reduce Ashland’s cash flows and could reduce profitability.

Ashland has incurred, and may continue to incur, substantial operating costs and capital expenditures as a result of environmental, health and safety liabilities and requirements, which could reduce Ashland’s profitability.

Ashland is subject to various U.S. and foreign laws and regulations relating to environmental protection and worker health and safety. These laws and regulations regulate discharges of pollutants into the air and water, the management and disposal of hazardous substances and the cleanup of contaminated properties. The costs of complying with these laws and regulations can be substantial and may increase as applicable requirements become more stringent and new rules are implemented. If Ashland violates the requirements of these laws and regulations, it may be forced to pay substantial fines, to complete additional costly projects or to modify or curtail its operations to limit contaminant emissions.

Ashland is responsible for, and has financial exposure to, substantially all of the environmental liabilities and other liabilities of Ashland and its subsidiaries. Ashland has investigated and remediated a number of its current and former properties. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the number and financial strength of other potentially responsible parties at multiparty sites.

Ashland’s customers or markets may migrate to developing countries where it may have an insufficient presence.  Also, Ashland may need to shift manufacturing of certain products to lower-cost countries or developing economies to remain competitive in its industry.

Ashland’s North American customers are subject to increasing foreign competition from developing economies.  If the demand for products manufactured by its North American customers declines, then demand for Ashland’s products in North America will also decline, with the potential to negatively impact Ashland’s results.

In recent years, new production capacity in the chemical industry has been shifting to countries with developing economies where demand is growing more rapidly and the cost of production is lower.  Ashland is investing in such countries and has announced plans to significantly expand operations in China.  There are certain political and other risks associated with doing business in such countries.  Moreover, as Ashland continues to invest in additional overseas facilities, its capital expenditures will increase to reflect the cost of construction of these facilities, which could impact Ashland’s cash flow.  This additional manufacturing capacity may also make some of Ashland’s existing sites redundant, triggering potential write-offs and severance payments.  In addition, as Ashland and its competitors shift production to lower-cost locations, worldwide pricing for certain products may decline, negatively impacting Ashland’s margins for those products.

Provisions of Ashland’s articles of incorporation and by-laws and Kentucky law could deter takeover attempts and adversely affect Ashland’s stock price.

Provisions of Ashland’s articles of incorporation and by-laws could make acquiring control of Ashland without the support of its Board of Directors difficult for a third party, even if the change of control might be beneficial to Ashland shareholders. Ashland’s articles of incorporation and by-laws contain:

×	provisions relating to the classification, nomination and removal of its directors;

×	provisions limiting the right of shareholders to call special meetings of its Board of Directors and shareholders;

×	provisions regulating the ability of its shareholders to bring matters for action at annual meetings of its shareholders; and

×	the authorization given to its Board of Directors to issue and set the terms of preferred stock.

Ashland’s articles of incorporation and the laws of Kentucky impose some restrictions on mergers and other business combinations between Ashland and any beneficial owner of 10% or more of the voting power of its outstanding common stock. The existence of these provisions may deprive shareholders of any opportunity to sell their shares at a premium over the prevailing market price for Ashland Common Stock. The potential inability of Ashland shareholders to obtain a control premium could adversely affect the market price for its common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Ashland’s corporate headquarters, which is leased, is located in Covington, Kentucky. Principal offices of other major operations are located in Dublin, Ohio (Ashland Distribution, Ashland Performance Materials and Ashland Water Technologies); Lexington, Kentucky (Valvoline); and Russell, Kentucky (Administrative Services). All of these offices are leased, except for the Russell office and two buildings in Dublin, Ohio, which are owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under “Item 1” in this annual report on Form 10-K. Additional information concerning certain leases may be found in Note J of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

Asbestos-Related Litigation – Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (“Riley”), a former subsidiary.  Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies.

The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding 100.  The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed.  Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 46,300 active lawsuits pending as of September 30, 2007.  In these active lawsuits, approximately 0.6% of the active lawsuits involve claims between $0 and $100,000; approximately 1.7% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.1% of the active lawsuits involve claims between $5 million and $10 million; less than 2% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million.  The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case.  Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

For additional information regarding liabilities arising from asbestos-related litigation, see “Management’s Discussion and Analysis – Application of Critical Accounting Policies – Asbestos-related litigation” and Note P of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

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

Environmental Proceedings – (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of September 30, 2007, Ashland had been named a PRP at 69 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (“USEPA”) or a state agency, in which Ashland is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2) TSCA Audit – On April 30, 2007, in an action initiated by Ashland, the company signed a Consent Agreement and Final Order (“CAFO”) with the USEPA pursuant to which Ashland will conduct a compliance audit in accordance with Section 5 and Section 13 of the Toxic Substances Control Act (“TSCA”). TSCA regulates activities with respect to manufacturing, importing and exporting chemical substances in the United States.  Pursuant to the CAFO, Ashland will report any violations discovered.  In addition, the CAFO provides for certain reduced penalties for discovered violations.  While it is reasonable to believe the penalties for violations reported could exceed $100,000 in the aggregate, any such penalties should not be material to Ashland.  The audit will be completed by May 2009.

For additional information regarding environmental matters and reserves, see “Management’s Discussion and Analysis – Application of Critical Accounting Policies – Environmental remediation” and Note P of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2007.

ITEM X. EXECUTIVE OFFICERS OF ASHLAND

The following is a list of Ashland’s executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer as to current members of Ashland’s Executive Committee and other executive officers).

JAMES J. O’BRIEN (age 53) is Chairman of the Board, Chief Executive Officer and Director of Ashland, and has served in such capacities since 2002.

DAVID L. HAUSRATH (age 55) is Senior Vice President and General Counsel and has served in such capacities since 2004 and 1999, respectively. During the past five years, he has also served as Secretary and Vice President of Ashland.

J. MARVIN QUIN (age 60) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 1992.

LAMAR M. CHAMBERS (age 52) is Vice President and Controller of Ashland and has served in such capacities since 2004. During the past five years, he has also served as Senior Vice President - Finance & Administration of APAC.

SUSAN B. ESLER (age 46) is Vice President - Human Resources and Communications of Ashland and has served in such capacity since October 2006. During the past five years, she has also served as Vice President - Human Resources of Ashland.

THEODORE L. HARRIS (age 42) is Vice President of Ashland and President of Ashland Distribution and has served in such capacities since 2006. During the past five years, he has also served as Vice President and General Manager of the Composite Polymers Division, and as a general manager, food ingredients division for FMC Corporation.

SAMUEL J. MITCHELL, JR. (age 46) is Vice President of Ashland and President of Ashland Consumer Markets and has served in such capacities since 2002. During the past five years, he has also served as President of Valvoline and Vice President and General Manager of Valvoline Retail Business.

PETER H. RIJNEVELDSHOEK (age 55) is Vice President of Ashland and President of Ashland Europe and has served in such capacities since 2006. During the past five years, he has also served as Senior Vice President, Performance Materials (formerly Thermoset Resins), Vice President Europe, Middle East, Asia Pacific and Africa, Drew Industrial Division, and Director European Shared Business Services.

MICHAEL J. SHANNON (age 47) is Vice President of Ashland and President of Ashland Supply Chain and has served in such capacities since 2006. During the past five years, he has also served as Executive Vice President, Global Supply Chain and Senior Vice President, Performance Materials (formerly Thermoset Resins).

WALTER H. SOLOMON (age 47) is Vice President and Chief Growth Officer of Ashland and has served in such capacities since 2005. During the past five years, he has also served as Senior Vice President and General Manager, Retail Business of Valvoline.

FRANK L. WATERS (age 46) is Vice President of Ashland and President of Ashland Water Technologies and Ashland Performance Materials and has served in such capacities since 2002 and 2006, respectively. During the past five years, he has also served as President of Ashland Distribution.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information relating to equity compensation plans required by Item 201(d) of Regulation S-K, see Item 12 in this annual report on Form 10-K.

See Quarterly Financial Information on page F-37 for information relating to market price and dividends of Ashland’s Common Stock.

At November 15, 2007, there were approximately 13,200 holders of record of Ashland’s Common Stock. Ashland Common Stock is listed on the New York Stock Exchange (ticker symbol ASH) and has trading privileges on the Boston, Chicago, National (formerly Cincinnati Stock Exchange), Pacific and Philadelphia stock exchanges.

There were no sales of unregistered securities required to be reported under Item 701 of Regulation S-K.

Ashland made no purchases of Ashland Common Stock during the fourth quarter of fiscal 2007.

FIVE-YEAR TOTAL RETURN PERFORMANCE GRAPH

The following graph compares Ashland’s five-year cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 index and a peer group of companies. The cumulative total shareholder return for each of these groups assumes the reinvestment of dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASHLAND, S&P 500 INDEX AND PEER GROUP

	2002	2003	2004	2005	2006	2007
Ashland[1]	100	91	159	193	227	250
S&P 500	100	99	113	126	140	163
Peer Group[2]	100	112	177	302	323	441

[1]
Ashland’s total return excludes Marathon Ashland Petroleum LLC (MAP) from fiscal 2005 to 2007 and Transportation and Construction from fiscal 2007.  Ashland’s former Petroleum Refining and Marketing operations consisted primarily of its 38% interest in MAP which was transferred on June 30, 2005, along with two other businesses to Marathon Oil Corporation.  Ashland’s former Transportation Construction operations consisted of Ashland Paving And Construction, Inc. which was sold on August 28, 2006, to Oldcastle Materials, Inc.

[2]
Ashland’s Peer Group five-year cumulative total return index reflects Petroleum Refining and Marketing peers for fiscal 2002 through 2005 and Transportation and Construction peers for fiscal 2002 through 2006. Ashland’s Peer Group five-year cumulative total return index is 341 when the Petroleum Refining and Marketing peer total returns for the three months ended September 30, 2005 and Highway Construction peer total returns for 2007 are excluded.

The peer group consists of the following industry indices:

∙
Highway Construction Portfolio: Standard & Poor’s 500 Construction Materials (Large-Cap), Standard & Poor’s 400 Construction Materials (Mid-Cap), and Standard & Poor’s 600 Construction Materials (Small-Cap).

∙
Specialty Chemical Production, Distribution, and Motor Oil and Car Care Products Portfolio: Standard & Poor’s 500 Specialty Chemicals (Large-Cap), Standard & Poor’s 400 Specialty Chemicals (Mid-Cap), Standard & Poor’s 600 Specialty Chemicals (Small-Cap), and Standard & Poor’s 400 Diversified Chemicals (Mid-Cap).

∙
Petroleum Refining and Marketing Portfolio: Standard & Poor’s 500 Oil & Gas Refining & Marketing & Transportation (Large-Cap), Standard & Poor’s 400 Oil & Gas Refining & Marketing & Transportation (Mid-Cap) (index was discontinued by Standard & Poor’s on April 28, 2006), and Standard & Poor’s 600 Oil & Gas Refining & Marketing & Transportation (Small-Cap) (index has been in existence from the last quarter of fiscal 2002 forward and initially consisted only of Frontier Oil Corp.; the results for Frontier Oil Corp. have been included for prior periods to give complete information).

As of September 30, 2007, the aforementioned indices consisted of 34 companies. The annual returns for the companies or indices in each of the portfolios have been weighted by their respective beginning-of-year market capitalization. Each portfolio is then weighted to reflect Ashland’s annual invested capital in each of these lines of business with the annual return for the peer group represented by the sum of these weighted portfolios.

ITEM 6. SELECTED FINANCIAL DATA

See Five-Year Selected Financial Information on page F-38.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-13.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of September 30, 2007, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2007.

Internal Control - See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Changes in Internal Control Over Financial Reporting - There has been no change in Ashland's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, Ashland's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information to appear under the captions “Election of Directors” and “Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance” in Ashland’s definitive Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2007. See also the list of Ashland’s executive officers and related information under “Executive Officers of Ashland” in Part I - Item X in this annual report on Form 10-K.

There is hereby incorporated by reference the information to appear under the caption “Corporate Governance - Governance Principles” in Ashland’s Proxy Statement.

There is hereby incorporated by reference the information to appear under the caption “Corporate Governance - Shareholder Nominations of Directors” in Ashland’s Proxy Statement.

There is hereby incorporated by reference the information to appear under the caption “Audit Committee Report” regarding Ashland’s audit committee and  audit committee financial experts, as defined under Item 407(d)(4) and (5) of Regulation S-K of the Securities Exchange Act of 1934, as amended, in Ashland’s Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information to appear under the captions “Executive Compensation,” “Compensation of Directors” and “Committee and Meetings of the Board of Directors - Personnel and Compensation Committee Interlocks and Insider Participation” in Ashland’s Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

There is hereby incorporated by reference the information to appear under the captions “Ashland Common Stock Ownership of Directors and Certain Officers of Ashland” and “Ashland Common Stock Ownership of Certain Beneficial Owners” in Ashland’s Proxy Statement.

The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2007. Except as disclosed in the narrative to the table, all plans were approved by shareholders of Ashland.

Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,912,918 (1)	$31.42 (2)	3,979,447 (3)
Equity compensation plans not approved by security holders	29,300 (4)	$33.69 (2)	970,702 (5)
Total	1,942,218	$31.42 (2)	4,950,149

(1)
This figure includes (a) 372,648 stock options outstanding under the Ashland Inc. 1997 Stock Incentive Plan, (b) 606,398 stock options outstanding under the Amended and Restated Ashland Inc. Incentive Plan (the “Amended Plan”), (c) 350,781 restricted stock shares granted under the Amended Plan and deferred, and (d) 323,782 net shares that could be issued under stock-settled SARs under the Amended Plan, based upon the closing price of Ashland Common Stock on the New York Stock Exchange Composite Tape on September 28, 2007 ($60.21). This figure also includes 135,441 performance share units for the 2007-2009 performance period, payable in stock issued under the 2006 Ashland Inc. Incentive Plan (the “2006 Plan”), estimated assuming target performance is achieved. Also included in the figure are 123,868 shares to be issued under the Deferred Compensation Plan, payable in stock upon termination of employment with Ashland.

(2)
This weighted-average exercise price excludes shares of Ashland Common Stock which may be distributed under the deferred compensation plans for employees and the deferred restricted stock and performance share units which may be distributed under the Amended Plan and 2006 Plan as described in footnotes (1) and (4) in this table.

(3)
This figure includes 3,357,909 shares available for issuance under the 2006 Plan, 254,168 shares available for issuance under the Deferred Compensation Plan and 367,374 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors.

(4)
This figure includes 1,068 stock options issued pursuant to the Ashland Inc. Stock Option Plan for Employees of Joint Ventures which was not approved by Ashland’s shareholders. There are currently no shares reserved for future issuance under this plan. All stock options and SARs granted under this plan expired on November 19, 2005 in connection with the MAP Transaction, except for stock options outstanding held by employees who were reemployed by Ashland. Also included in this figure are 28,232 shares to be issued under the Deferred Compensation Plan for Employees (2005), payable in stock upon termination of employment with Ashland.

(5)
This figure includes 471,768 shares available for issuance under the Deferred Compensation Plan for Employees (2005) and 498,934 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors (2005). Because these plans are not equity compensation plans as defined by the rules of the New York Stock Exchange, neither plan required approval by Ashland’s shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information to appear under the captions “Corporate Governance - Director Independence and Certain Relationships,” and “Related Person Transaction Policy,” and “Audit Committee Report” in Ashland’s Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is hereby incorporated by reference the information with respect to principal accountant fees and services to appear under the captions “Ratification of Auditors” and “Audit Committee Report” in Ashland’s Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) and (2) Financial Statements and Financial Schedule

(3) See Item 15(b) in this annual report on Form 10-K

The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

Schedules other than that listed have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements of unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for such affiliates is disclosed in Note D of  "Notes to Consolidated Financial Statements."

(b) Documents required by Item 601 of Regulation S-K

3.1	-	Third Restated Articles of Incorporation of Ashland effective May 17, 2006 (filed as Exhibit 3(i) to Ashland’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

3.2	-	By-laws of Ashland, effective as of June 30, 2005 (filed as Exhibit 3(ii) to Ashland’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

4.1	-
Ashland agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of Ashland and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the SEC.

4.2	-
Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee (filed as Exhibit 4.2 to Ashland’s annual report on Form 10-K for the fiscal year ended September 30, 2001, and incorporated herein by reference).

4.3	-
Agreement of Resignation, Appointment and Acceptance, dated as of November 30, 2006, by and among Ashland, Wilmington Trust Company (“Wilmington”) and Citibank, N.A. (“Citibank”) whereby Wilmington replaced Citibank as Trustee under the Indenture dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank (filed as Exhibit 4 to Ashland’s Form 10-Q for the quarter ended December 31, 2006, and incorporated herein by reference).

The following Exhibits 10.1 through 10.21 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulation S-K.

10.1	-
Ashland Inc. Deferred Compensation Plan for Non-Employee Directors and Amendment No. 1 (filed as Exhibit 10.5 to Ashland’s Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

10.2	-	Ashland Inc. Deferred Compensation Plan and Amendment No. 1 (filed as Exhibit 10.3 to Ashland’s Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

10.3	-	Ashland Inc. Deferred Compensation Plan for Employees (2005) (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.4	-
Amendment No. 1 to Ashland Inc. Deferred Compensation Plan for Employees (2005) (filed as Exhibit 10.4 to Ashland’s annual report on Form 10-K for fiscal year ended September 30, 2005, and incorporated herein by reference).

10.5	-
Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005) (filed as Exhibit 10.2 to Ashland’s Form 10-Q for the quarter ended December 31, 2006, and incorporated herein by reference).

10.6	-
Eleventh Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as Exhibit 10.2 to Ashland’s Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

10.7	-
Amendment No. 1 Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as Exhibit 10.7 to Ashland’s annual report on Form 10-K for fiscal year ended September 30, 2005, and incorporated herein by reference).

10.8	-
Amendment No. 2 to Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

10.9	-	Amendment No. 3 to Ashland Inc. Supplemental Early Retirement Plan for Certain Employees.

10.10	-	Ashland Inc. Salary Continuation Plan (filed as Exhibit 10.5 to Ashland’s annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).

10.11	-
Form of Ashland Inc. Executive Employment Contract between Ashland Inc. and certain executives of Ashland (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 25, 2006, and incorporated herein by reference).

10.12	-
Form of Indemnification Agreement between Ashland Inc. and members of its Board of Directors (filed as Exhibit 10.10 to Ashland’s annual report on Form 10-K for fiscal year ended September 30, 2005, and incorporated herein by reference).

10.13	-
Ashland Inc. Nonqualified Excess Benefit Pension Plan - 2003 Restatement and Amendment No. 1 (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

10.14	-	Ashland Inc. Directors’ Charitable Award Program (filed as Exhibit 10.11 to Ashland’s annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).

10.15	-	Ashland Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.14 to Ashland’s annual report on Form 10-K for the fiscal year ended September 30, 2002, and incorporated herein by reference).

10.16	-	Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.17	-	2006 Ashland Inc. Incentive Plan (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).

10.18	-	Forms of Notice granting Stock Appreciation Rights Awards (filed as Exhibit 10.17 to Ashland’s Form 10-K for fiscal year ended September 30, 2006, and incorporated herein by reference).

10.19	-	Form of Notice granting Restricted Stock Awards (filed as Exhibit 10.18 to Ashland’s Form 10-K for fiscal year ended September 30, 2006, and incorporated herein by reference).

10.20	-	Form of Notice granting Nonqualified Stock Option Awards (filed as Exhibit 10.19 to Ashland’s Form 10-K for fiscal year ended September 30, 2006, and incorporated herein by reference).

10.21	-
Separation Agreement and General Release between Ashland Inc. and Gary A. Cappeline effective January 10, 2007 (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended December 31, 2006, and incorporated herein by reference).

10.22	-
Stock Purchase Agreement between Ashland Inc. and Oldcastle Materials, Inc., dated August 19, 2006 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on August 28, 2006, and incorporated herein by reference).

10.23	-
Amended and Restated Stock Trading Plan between Ashland Inc. and Credit Suisse Securities (USA) LLC, dated September 20, 2006 (filed as Exhibit 10.26 to Ashland’s Form 10-K for fiscal year ended September 30, 2006, and incorporated herein by reference).

10.24	-	Five-Year, $300 Million Credit Agreement dated as of April 9, 2007 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on April 9, 2007, and incorporated herein by reference).

11	-	Computation of Earnings Per Share (appearing on page F-14 of this annual report on Form 10-K).

12	-	Computation of Ratio of Earnings to Fixed Charges.

21	-	List of Subsidiaries.

23.1	-	Consent of Independent Registered Public Accounting Firm.

23.2	-	Consent of Hamilton, Rabinovitz & Associates, Inc.

24	-	Power of Attorney, including resolutions of the Board of Directors.

31.1	-	Certification of James J. O’Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of James J. O’Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
By:
/s/ J. Marvin Quin
J. Marvin Quin
Senior Vice President and Chief Financial Officer
Date: November 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 27, 2007.

Signatures	Capacity
/s/ James J. O’Brien	Chairman of the Board, Chief Executive Officer and Director
James J. O’Brien

/s/ J. Marvin Quin	Senior Vice President and Chief Financial Officer
J. Marvin Quin

/s/ Lamar M. Chambers	Vice President and Controller
Lamar M. Chambers

*	Director
Ernest H. Drew

*	Director
Roger W. Hale

*	Director
Bernadine P. Healy

*	Director
Mannie L. Jackson

*	Director
Kathleen Ligocki

*	Director
Barry W. Perry

*	Director
George A. Schaefer, Jr.

*	Director
John F. Turner

*	Director
Theodore M. Solso

*	Director
Michael J. Ward

*By:         /s/ David L. Hausrath
David L. Hausrath
Attorney-in-Fact

Date:           November 27, 2007

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows revenues, operating income and operating information by industry segment for each of the last three years ended September 30.

(In millions)	2007	2006	2005
Sales and operating revenues
Performance Materials (a)	$1,580	$1,425	$1,369
Distribution	4,031	4,070	3,810
Valvoline	1,525	1,409	1,326
Water Technologies (a)	818	502	394
Intersegment sales	(169)	(173)	(168)
	$7,785	$7,233	$6,731
Operating income
Performance Materials (a)	$89	$112	$88
Distribution	41	120	99
Valvoline	86	(21)	59
Water Technologies (a)	16	14	11
Refining and Marketing (b)	-	-	486
Unallocated and other (c)	(16)	(55)	(72)
	$216	$170	$671
Operating information
Performance Materials (d)
Sales per shipping day	$6.1	$5.7	$5.4
Pounds sold per shipping day	4.9	4.9	5.4
Gross profit as a percent of sales	20.5%	22.5%	20.4%
Distribution (d)
Sales per shipping day	$15.9	$16.2	$15.1
Pounds sold per shipping day	19.6	20.3	21.0
Gross profit as a percent of sales	7.9%	9.5%	9.7%
Valvoline (d)
Lubricant sales gallons	167.1	168.7	175.4
Premium lubricants (percent of U.S. branded volumes)	23.3%	23.1%	23.4%
Gross profit as a percent of sales	24.8%	19.9%	26.6%
Water Technologies (d)
Sales per shipping day	$3.1	$2.0	$1.6
Gross profit as a percent of sales	39.2%	43.7%	47.8%

(a)
During 2006, Ashland redefined its reporting segments as it continues to evolve into a diversified chemical company.  Performance Materials and Water Technologies were formerly combined under Ashland Specialty Chemical.  Prior periods have been conformed to the current period presentation.

(b)
Includes Ashland’s equity income from Marathon Ashland Petroleum LLC (MAP) through June 30, 2005, amortization related to Ashland’s excess investment in MAP, and other activities associated with refining and marketing.

(c)	Includes a $25 million charge for costs associated with Ashland’s voluntary severance offer in 2007 and corporate costs previously allocated to APAC of $41 million in 2006 and $45 million in 2005.
(d)	Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.

RESULTS OF OPERATIONS

Ashland’s net income amounted to $230 million in 2007, $407 million in 2006 and $2,004 million in 2005.  Income from continuing operations amounted to $201 million in 2007, $183 million in 2006 and $1,958 million in 2005.  Results for 2005 included a net gain of $1,531 million from the MAP Transaction and a $145 million related loss on the early retirement of debt, as described in Note C of Notes to Consolidated Financial Statements.  Ashland’s results from discontinued operations included an after-tax gain on the sale of APAC of $110 million in 2006 which was subsequently reduced by $7 million in 2007, net income from APAC operations of $115 million in 2006 and $47 million in 2005, and an after-tax gain associated with estimated future asbestos liabilities less probable insurance recoveries of $35 million in 2007 and charges of $1 million in 2006 and 2005.

Ashland’s operating income amounted to $216 million in 2007, $170 million in 2006 and $671 million in 2005.  Included in 2005 results is Refining and Marketing operating income of $486 million.  The 2005 results reflect nine months of equity income from Ashland’s 38% ownership interest in MAP through June 30, 2005, when Ashland transferred its interest in MAP to Marathon (as described in Note C of Notes to Consolidated Financial Statements).  An analysis of operating income by industry segment follows.

During 2006, Ashland redefined its reporting segments as it continues to evolve into a diversified, global chemical company.  Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed because these businesses serve different markets and recent acquisitions have made Water Technologies a much larger and more distinct part of Ashland.

Segment operating results reflect new methodology adopted in October 2005 for allocating substantially all corporate expenses to Ashland’s operating businesses, with the exception of certain legacy costs or items clearly not associated with the operating divisions.  Additional corporate expenses allocated to Ashland’s four operating divisions under this new methodology amounted to $84 million in 2007, $70 million in 2006 and $89 million in 2005.  However, the sale of APAC in August 2006 and the reclassification of APAC’s results as discontinued operations impacted this methodology change.  Under generally accepted accounting principles, allocations of general corporate overhead may not be allocated to discontinued operations for financial statement presentation.  As a result, the “Unallocated and other” component of operating income primarily represents corporate overhead previously allocated to APAC.  Results for 2005 have been reclassified to conform to the new allocation methodology.

Performance Materials

Performance Materials reported operating income of $89 million for 2007, a 21% decrease compared to the record $112 million for 2006.  The gross profit margin decreased to 20.5% from 22.5% in 2006, resulting in an $8 million decrease in operating income.  Sales and operating revenues increased 11%, from $1,425 million for 2006 to $1,580 million for 2007, primarily due to price increases, as pounds per shipping day were flat for both periods at 4.9 million pounds.  On a comparable twelve month period, when adjusted for the acquisitions of Northwest Coatings and the purchase of third-party ownership interests in a former Japanese joint venture, sales and operating revenues increased 4% while volumes decreased 3%.  Selling, general and administrative expenses increased $25 million, or 11% compared to the 2006 period, primarily due to increased international expansion as well as $10 million of additional costs from the previously mentioned acquisitions.

Performance Materials reported record operating income of $112 million for 2006, a 27% increase compared to $88 million for 2005.  Sales and operating revenues increased 4%, from $1,369 million for 2005 to $1,425 million for 2006, reflecting increased prices.  The gross profit margin increased to 22.5% from 20.4% in 2005, resulting in a $56 million increase in operating income.  Pounds per shipping day decreased 9% from 5.4 million pounds for 2005 to 4.9 million pounds for 2006, resulting in an $18 million decline in operating income.  When these volumes are adjusted for the maleic anhydride business transferred to Marathon as part of the MAP Transaction in 2005 the volumes decreased 2%.  Selling, general and administrative expenses increased $4 million in the 2006 period, reflecting a $3 million increase in environmental remediation expenses, while the 2005 period included $11 million in gains from the sale of an idle plant and the termination of a product supply contract.

Distribution

Distribution earned operating income of $41 million for 2007, a 66% decrease from the record $120 million earned for 2006.  Sales and operating revenues decreased 1% from $4,070 million for 2006, to $4,031 million for 2007.  Pounds sold per shipping day decreased 3% in 2007 to 19.6 million pounds from 20.3 million pounds in 2006, resulting in a $10 million decrease in operating income.  Gross profit as a percent of sales declined from 9.5% for 2006 to 7.9% for 2007.  Two factors primarily caused this decrease.  The first was unusually high margins in the prior period, resulting from hurricane supply disruptions.  The second was the limited ability of Distribution to raise prices in a rising commodity cost environment due to demand weakness in the North American manufacturing sector.  The decline in gross profit margin lowered operating income by $57 million compared to 2006.  Selling, general and administrative expenses increased $13 million, or 5%, comparing the current period to the prior period in part due to a one time $6 million adjustment in foreign postretirement benefit obligations.

Distribution reported record operating income of $120 million for 2006, a 21% increase compared to $99 million for 2005.  Sales and operating revenues were a record $4,070 million for 2006, a 7% increase compared to $3,810 million for 2005.  Gross profit as a percent of sales decreased from 9.7% for 2005 to 9.5% for 2006, but increased on a cents per pound basis, resulting in a $24 million increase in operating income.  Pounds per shipping day declined 3% from 21.0 million pounds in 2005 to 20.3 million pounds in 2006, reducing operating income by $7 million.  Selling, general and administrative expenses decreased $7 million compared to the prior period, despite a $4 million increase in environmental remediation expenses.

Valvoline

Valvoline reported record operating income of $86 million for 2007, compared to an operating loss of $21 million for 2006.  The improvement in operating income primarily reflects gross profit margin recovery, which increased to 24.8% in 2007 from 19.9% in 2006, as a result of stable base-oil costs and the full effect of previous price increases.  This increase in gross profit margin during 2007 contributed $97 million to operating income.  Sales and operating revenues increased 8% over the 2007 period to $1,525 million, reflecting increased pricing and product mix as volume levels decreased 1% to 167.1 million lubricant gallons.  Valvoline Instant Oil Change reported a $13 million increase in operating income compared to the prior year driven by higher levels of customer satisfaction which contributed to an increase in same store sales revenue.  Selling, general and administrative expenses decreased $6 million during 2007 primarily due to lower employee benefit costs as well as an unfavorable litigation charge recorded in the prior period.

Valvoline reported an operating loss of $21 million for 2006, compared to operating income of $59 million for 2005.  The decline primarily reflected rapidly rising raw material costs which eroded the gross profit margin as it decreased from 26.6% in 2005 to 19.9% in 2006, resulting in a $57 million decline in operating income.  The lower margin reflected increases in material costs, which were not fully offset by price increases in the marketplace.  Lubricant sales volumes declined 4%, from 175.4 million gallons in 2005 to 168.7 million gallons in 2006, reflecting a weak consumer market.  The net impact of volume fluctuations in all product lines resulted in an $11 million decrease in operating income.  Also included in 2006 results was an impairment charge of $4 million related to certain Valvoline Instant Oil Change locations.  International operating income declined 40% primarily due to higher raw material costs.  Selling, general and administrative expenses increased $10 million compared to the prior year, reflecting higher costs related to the SAP enterprise resource planning project, litigation issues and severance.

Water Technologies

Water Technologies earned operating income of $16 million for 2007, compared to $14 million for 2006, which included an $8 million currency hedge gain related to the Environmental and Process Solutions (E&PS) acquisition.  Sales and operating revenues increased 63% to $818 million in 2007 compared to $502 million in 2006, primarily due to the $363 million in sales and operating revenues contributed by the E&PS business during the entire current year, which had only reported four months in the prior period.  The marine and industrial businesses’ combined revenue increase of 5%, on a comparable twelve month basis, and the improving gross profit margin have been the primary factors in the operating income improvement in 2007, while inclusion of the E&PS business has also contributed to operating income growth.  Operating income was also impacted during the current year by an $11 million asset impairment charge on PathGuard® pathogen control equipment that was adjusted to fair value in conjunction with the decision to exit the poultry processing market.

Water Technologies reported operating income of $14 million for 2006 compared to $11 million for 2005.  Results for 2006 included an $8 million foreign currency hedge gain on the May 2006 acquisition of the water treatment business of Degussa AG and a $1 million gain on insurance settlements, partially offset by a $6 million charge for severance costs due to restructuring the business.  The operations acquired in the Degussa acquisition, now operating as the E&PS group within Water Technologies, added $5 million to operating income.  Excluding the impact of these items, operating income declined $5 million.  Sales and operating revenues increased 27% to $502 million in 2006, compared to $394 million in 2005.  The E&PS business accounted for $82 million, or 21%, of the increase.  The gross profit margin decreased from 47.8% in 2005 to 43.7% in 2006, as price increases could not keep pace with rising raw material costs.  This decrease also reflects the acquired E&PS business, which has a lower gross profit percentage than Ashland’s other water businesses.

Unallocated and other

Unallocated and other costs, consisting of certain legacy costs or items clearly not associated with the operating segments, were $16 million in 2007, $55 million in 2006 and $72 million in 2005.  These amounts included a $25 million charge for costs associated with Ashland’s voluntary severance offer in 2007 and, as previously described, costs previously allocated to APAC of $41 million in 2006 and $45 million in 2005.  In addition to the ongoing costs that typically occur each year related to formerly owned businesses, 2007 included $4 million of income from the reversal of certain environmental remediation reserves due to favorable developments as well as $8 million in income recorded from favorable experiences related to Ashland’s self-insurance program.  Included in 2006 were $17 million in environmental remediation expenses, income of $11 million from an insurance claim recovery and income of $5 million from the favorable adjustment to the previously estimated withdrawal premium due Oil Insurance Limited (OIL), the energy-industry mutual insurance consortium in which Ashland terminated its participation effective December 31, 2005.  Included in 2005 were $20 million in charges for estimated future premiums due OIL, resulting from a higher level of losses than anticipated for the members of OIL, due primarily to the effects of a highly active hurricane season during 2005.

(Loss) gain on the MAP Transaction

See Note C of Notes to Consolidated Financial Statements for a discussion of the MAP Transaction and the resulting pretax gain of $1,284 million recorded in 2005.  Ashland recorded a loss on the MAP Transaction of $3 million in 2007 as a result of a decrease in the discounted receivable from Marathon for the estimated present value of future tax deductions.  In 2006, a $5 million loss resulted primarily from a $4 million reclassification of certain tax benefits related to previously owned businesses of Ashland.  The offsetting benefit was recorded in income taxes as deferred tax benefits.

Loss on early retirement of debt

See Note C of Notes to Consolidated Financial Statements for a discussion of the early retirement of debt associated with the MAP Transaction, which resulted in a pretax loss of $145 million recorded in 2005.

Net interest and other financing income (costs)

The following table summarizes the components of net interest and other financing income (costs).

(In millions)	2007	2006	2005
Net interest and other financing income (costs)
Interest income	$59	$59	$15
Interest expense	(10)	(8)	(90)
Expenses on sales of accounts receivable	-	-	(4)
Other financing costs	(3)	(4)	(3)
	$46	$47	$(82)

The decrease in interest expense and increase in interest income for 2007 and 2006 reflect the retirement of most of Ashland’s debt from the utilization of proceeds from the MAP Transaction in June 2005 as described in Note C of Notes to Consolidated Financial Statements, and the temporary investment of the remaining proceeds in cash equivalents and short-term, available-for-sale securities.

Income tax (expense) benefit

Ashland’s income tax expense for 2007, 2006 and 2005 included $9 million of tax expense and $16 million and $39 million of tax benefits, respectively, due to the resolution of domestic and foreign tax matters and the reevaluation of income tax reserves related to tax positions taken in prior years.  In addition, during 2007 Ashland recorded a $15 million tax benefit related to dividends held within the employee stock ownership plan, primarily due to the special dividend of $10.20 paid on October 25, 2006 as part of the distribution to shareholders of a substantial portion of the APAC divestiture proceeds.  For further information on this special dividend see Note M of Notes to Consolidated Financial Statements.  Ashland’s income tax benefit for 2005 also included a benefit of $335 million and $450 million associated with the reversal of deferred tax liabilities and the tax free gain on sale from the MAP Transaction.  For additional information on this transaction see Note C of Notes to Consolidated Financial Statements.

Excluding these identified items, Ashland’s adjusted effective tax rate was 24.7% in 2007, compared to 28.8% in 2006 and 32.4% in 2005.  The overall effective rate was lower in 2007 and 2006 than in 2005 due to Ashland’s lower level of pretax income from continuing operations and the resulting larger relative portion of those earnings derived from income taxed at less than the full U.S. statutory rates.  See Note L of Notes to Consolidated Financial Statements for the reconciliation of Ashland’s tax provision for the last three years to the 35% U.S. statutory rate.

Income from discontinued operations (net of income taxes)

Results of Ashland’s discontinued operations are summarized below.  See Note B of Notes to Consolidated Financial Statements for an explanation of these amounts.

(In millions)	2007	2006	2005
Income from discontinued operations (net of income taxes)
APAC
Results of operations	$2	$115	$47
(Loss) gain on sale of operations	(7)	110	-
Asbestos-related litigation reserves and expenses	35	(1)	(1)
Electronic Chemicals	(1)	-	-
	$29	$224	$46

Ashland periodically updates the model used for purposes of valuing the asbestos-related litigation reserves, which resulted in a net $17 million adjustment during 2007.  In addition, Ashland reassessed its assumption for a certain asbestos receivable due to improved credit quality, which resulted in an $18 million after-tax adjustment during 2007.  Ashland recorded an after-tax gain on the sale of APAC of $110 million in 2006.  During 2007, a subsequent tax adjustment of $7 million reduced this gain on the sale of APAC.  Net income from the results of operations of APAC amounted to $115 million in 2006 and $47 million in 2005.  The increase from 2005 to 2006 reflected improved margins on construction jobs and material sales and favorable weather.

FINANCIAL POSITION

Liquidity

Cash flows from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $198 million in 2007, $148 million in 2006 and a cash outflow of $64 million in 2005.  The cash outflow in 2005 was primarily related to cash distributions from MAP of $272 million in 2005.  During 2007, Ashland paid income taxes of $25 million, compared to $140 million in 2006 and $299 million in 2005.  Ashland contributed $58 million to its qualified pension plans in 2007, compared with $111 million in 2006 and $121 million in 2005.  Cash receipts for interest income was $59 million in 2007 and 2006 and $15 million in 2005, while cash payments for interest expense amounted to $10 million in 2007, $9 million in 2006 and $119 million in 2005.  Cash flows from operating activities of discontinued operations, consisting primarily of the operating cash flows from APAC, amounted to a cash outflow of $3 million in 2007 and cash inflows of $197 million in 2006 and $53 million in 2005.

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

During 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $106 million for letters of credit outstanding under the credit agreement at September 30, 2007.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.7 billion at September 30, 2007, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.

At September 30, 2007, working capital (excluding debt due within one year) amounted to $2,129 million, compared to $2,221 million at the end of 2006.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation.  That method valued inventories below their replacement costs by $155 million at September 30, 2007 and $147 million at September 30, 2006.  Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 219% of current liabilities at September 30, 2007, compared to 175% at September 30, 2006.

Capital resources

On September 14, 2006 Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend.  Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million.  This amount is accrued as dividends payable in the Consolidated Balance Sheet at September 30, 2006 and was subsequently paid during 2007.  Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland’s Board of Directors.  See Note M of Notes to Consolidated Financial Statements for a description of Ashland’s share repurchase programs.

Ashland repurchased 4.7 million shares for $288 million during 2007, 6.7 million shares for $405 million during 2006 and 1.8 million shares for $100 million during 2005.  Since the inception of the first described share repurchase program on July 21, 2005 through September 30, 2007, Ashland has repurchased a total of 13.2 million shares at a cost of $793 million.  These repurchases represent approximately 18% of the shares outstanding on June 30, 2005.  The stock repurchase actions were consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

Property additions (excluding the property additions of the discontinued operations of APAC) averaged $170 million during the last three years and are summarized in the Information by Industry Segment on page F-36.  For the past three years, Performance Materials accounted for 31% of Ashland’s capital expenditures, while Valvoline accounted for 26%, Distribution accounted for 18% and Water Technologies accounted for 13%.  Capital used for acquisitions amounted to $393 million during the last three years, of which $174 million was invested in Performance Materials, $167 million in Water Technologies, $36 million in Valvoline and $16 million in Distribution.  A summary of the capital employed in Ashland’s current operations as of the end of the last three years follows.

(In millions)	2007	2006	2005
Capital employed
Performance Materials	$682	$505	$466
Distribution	672	564	513
Valvoline	501	489	483
Water Technologies	359	322	146

During 2007, Ashland reduced its total debt by $13 million to $69 million and stockholders’ equity increased by $58 million to $3.2 billion.  Increases in stockholders’ equity resulted from $230 million of net income, $44 million from issuance of common shares under stock incentive and other plans, $82 million of translation gains associated with foreign operations, a $58 million decrease in the pension and other postretirement liability and $1 million in unrealized gains on cash flow hedges were partially offset by decreases resulting from common stock repurchases of $288 million and regular cash dividends of $69 million.  Debt as a percent of capital employed was 2.1% at September 30, 2007 compared to 2.6% at September 30, 2006.

During 2008, Ashland expects capital expenditures of approximately $210 million compared with $154 million in 2007.  The budgeted expenditures for 2008 include $19 million for compliance matters, $76 million for maintenance of capabilities, $57 million for productivity enhancements and cost reductions, and $58 million for growth projects of which $42 million is specifically related to China projects.  In 2004, Ashland initiated a multi-year SAP enterprise resource planning (ERP) project that is expected to increase efficiency and effectiveness in supply chain, financial, and environmental, health and safety processes.  The implementation of the ERP system began in October 2005 in Canada, continued during fiscal 2007 for all U.S. operations, and was successfully launched in our European, Middle Eastern and African operations in October 2007.  Ashland now has more than 85% of global revenue converted and functioning on this one ERP system, which is a significant milestone.  These conversions were achieved primarily during fiscal 2007 and, despite substantial risk of potential business interruption and delay in daily operations, no significant implementation problems have occurred.  The total cost of the project through fiscal 2007 has been $132 million, of which $108 million has been capitalized.  Cash expenditures are expected to decrease in fiscal 2008 and future periods, however increased depreciation charges estimated to be approximately $10 million will begin to occur during fiscal 2008.

The following table aggregates Ashland’s obligations and commitments to make future payments under existing contracts at September 30, 2007.  Contractual cash obligations for which the ultimate settlement amounts are not fixed and determinable have been excluded.

			2009-	2011-	Later
(In millions)	Total	2008	2010	2012	Years
Contractual obligations
Raw material purchase obligations (a)	$51	$31	$20	$-	$-
Employee benefit obligations (b)	286	34	51	55	146
Operating lease obligations (c)	199	43	58	31	67
Long-term debt (d)	69	5	23	-	41
Total contractual obligations	$605	$113	$152	$86	$254

Other commitments
Letters of credit (e)	$106	$21	$85	$-	$-

(a)	Includes contracts where minimal committed quantities are required.
(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2008, as well as projected benefit payments through 2017 under Ashland’s unfunded pension and other postretirement benefit plans.  See Note O of Notes to Consolidated Financial Statements for additional information.

(c)
Includes leases for office buildings, retail outlets, transportation equipment, warehouses and storage facilities and other equipment.  For further information see Note J of Notes to Consolidated Financial Statements.

(d)
Includes principal and interest payments.  Capitalized lease obligations are not significant and are included in long-term debt.  For further information see Note H of Notes to Consolidated Financial Statements.

(e)	Ashland issues various types of letters of credit as part of its normal course of business. For further information see Note H of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates.  In June 2005, Ashland used $101 million of the proceeds from the MAP Transaction to purchase assets (primarily APAC construction equipment and VIOC stores) formerly leased under operating leases.  Future minimum rental payments were not affected by this purchase.  Capitalized lease obligations are not significant and are included in long-term debt.

As part of its normal course of business, Ashland is a party to various financial guarantees and other commitments.  These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets.  The possibility that Ashland would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Ashland is unable to predict.  Ashland has reserved the approximate fair value of these guarantees in accordance with the provisions of Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.”

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include long-lived assets, employee benefit obligations, income taxes, reserves and associated receivables for asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.

Long-lived assets

The cost of plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).  Asset impairment charges were $15 million in 2007, $6 million in 2006 and were not significant in 2005.  Although circumstances can change considerably over time, Ashland is not aware of any impairment indicators that would necessitate periodic reviews on any significant asset within property, plant and equipment at September 30, 2007.

Goodwill and intangible assets with indefinite lives are subject to annual impairment tests.  Such tests are completed separately with respect to the goodwill of each of Ashland’s reporting units, which are operating segments or business units within these operating segments.  Because market prices of Ashland’s reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of those units.  Fair values are based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of peer group companies for each of these reporting units.  Ashland did not recognize any goodwill impairment during 2007, 2006 and 2005.  The most recent annual impairment tests indicated that the fair values of each of Ashland’s reporting units with significant goodwill were in excess of their carrying values by at least 10% and the consolidated fair values exceeded carrying values by approximately 32%.  Despite that excess, however, impairment charges could still be required if a divestiture decision were made with respect to a particular business included in one of the reporting units.

Employee benefit obligations

Ashland and its subsidiaries sponsor contributory and noncontributory qualified and non-qualified defined benefit pension plans that cover substantially all employees in the United States and in a number of other countries.  Benefits under these plans generally are based on employees’ years of service and compensation during the years immediately preceding their retirement.  In addition, the companies also sponsor unfunded postretirement benefit plans, which provide health care and life insurance benefits for eligible employees who retire or are disabled.  Retiree contributions to Ashland’s health care plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance.  Life insurance plans generally are noncontributory.

As of September 30, 2007, Ashland revised certain demographic assumptions used to determine its pension and other postretirement benefit costs.  The mortality assumption was changed to the RP2000 Combined Mortality Table with mortality improvement projected forward from the base year of 2007 by seven years for annuitants and 15 years for nonannuitants using Scale AA.  The previous mortality assumption was the RP2000 Combined Mortality Table for Males and Females – Healthy Lives projected to 2006 using Scale AA.  The turnover and retirement rates are based upon actual experience and were not revised.  These changes were effective as of September 30, 2007 for disclosure purposes and will be effective for 2008 expense.

The principal economic assumptions used to determine Ashland’s pension and other postretirement benefit costs are the discount rate, the rate of compensation increase and the expected long-term rate of return on plan assets.  Because Ashland’s retiree health care plans contain various caps that limit Ashland’s contributions and because medical inflation is expected to continue at a rate in excess of these caps, the health care cost trend rate has no material impact on Ashland’s postretirement health care benefit costs.

Beginning September 30, 2005, Ashland developed the discount rate used to determine the present value of its obligations under the U.S. pension and postretirement health and life plans by matching the stream of benefit payments from the plans to the Citigroup Pension Discount Curve Spot Rates.  Ashland changed to this approach to better reflect the specific cash flows of these plans in determining the discount rate.  The discount rate determined as of September 30, 2007 was 6.26% for the U.S. pension plans and 5.96% for the postretirement health and life plans.  Non-U.S. pension plans followed a similar process based on financial markets in those countries where Ashland provides a defined benefit pension plan.  The weighted-average discount rate for Ashland’s U.S. and non-U.S. pension plans combined was 6.16% as of September 30, 2007.  Previously, the discount rate for U.S. pension plans was based on the Moody’s Aa Corporate Bond Index, adjusted for longer durations of the pension plans as compared to the shorter duration of the index, and also adjusted to convert the semi-annual coupons in the index to an annual discount rate.  Ashland’s expense under both U.S. and non-U.S. pension plans is determined using the discount rate as of the beginning of the fiscal year, which amounted to a weighted-average rate of 5.66% for 2007, 5.42% for 2006 and 5.98% for 2005.  The rates used for the postretirement health and life plans were 5.64% for 2007, 5.33% for 2006 and 6.00% for 2005.  The 2008 expense for the pension plans will be based on a weighted-average discount rate of 6.16%, while 5.96% will be used for the postretirement health and life plans.

The weighted-average rate of compensation increase assumptions were 3.74% for 2007, 4.46% for 2006 and 4.43% for 2005.  The compensation increase assumptions for the U.S. plans were 3.75% for 2007, 4.25% for 2006 and 4.25% for 2005.  The weighted-average long-term expected rate of return on assets was assumed to be 7.58% in 2007, 8.26% in 2006 and 8.35% in 2005.  The long-term expected rate of return on assets for the U.S. plans was assumed to be 7.75% in 2007, 8.5%

in 2006 and 8.5% in 2005.  For 2007, the U.S. pension plan assets generated an actual return of 15.3%, compared to 8.8% in 2006 and 14.0% in 2005.  However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances.  Ashland has generated compounded annual investment returns of 13.6% and 7.5% on its U.S. pension plan assets over the last five-year and ten-year periods.  The rate of compensation increase assumption for the U.S. plans will remain at 3.75% and the expected return on U.S. plan assets will remain at 7.75% in determining Ashland’s pension costs for 2008.  Shown below are the estimated increases in pension and postretirement expense that would have resulted from a one percentage point change in each of the assumptions for each of the last three years.

(In millions)	2007	2006	2005
Increase in pension costs from
Decrease in the discount rate	$24	$25	$22
Increase in the salary adjustment rate	9	11	9
Decrease in the expected return on plan assets	13	11	9
Increase in other postretirement costs from
Decrease in the discount rate	2	2	2

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in determining Ashland’s provision for income taxes and the related assets and liabilities.  Income taxes are accounted for under FASB Statement No. 109 (FAS 109), “Accounting for Income Taxes.”  The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred.  Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.  Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards.  The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

In the ordinary course of Ashland’s business, there are many transactions and calculations where the ultimate tax determination is uncertain.  Ashland is regularly under audit by tax authorities.  Accruals for tax contingencies are provided for in accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies.”  Although Ashland believes it has appropriate support for the positions taken on tax returns, a liability has been recorded that represents Ashland’s best estimate of the probable loss on certain of these positions.  Ashland believes that the recorded accruals for all known tax liabilities are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  Although Ashland believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain.  Therefore, Ashland’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions.  Although Ashland believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.  Based on the results of an audit or litigation, a material effect on Ashland’s income tax provision, net income, or cash flows could result in the period such a determination is made.  Due to the complexity involved, Ashland is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.”  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The evaluation of a tax position in accordance with this Interpretation is a two-step process.  The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is assessed to determine the cost or benefit to be recognized in the financial statements.  This Interpretation is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation will be recognized as an adjustment to the beginning balance of retained earnings.  Based on Ashland’s current assessment, the cumulative effect of adopting FIN 48 is expected to decrease retained earnings by less than $1 million.

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

Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A) to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions.  The methodology used by HR&A to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense and claim settlement costs.  Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  During the most recent update of this estimate completed during 2007, it was determined that the reserve for asbestos claims should be increased by $5 million.  This increase in the reserve was based on the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  This increase resulted in total reserves for asbestos claims of $610 million at September 30, 2007, compared to $635 million at September 30, 2006.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes.  As a part of the process to develop Ashland’s estimates of future asbestos costs, a range of long-term cost models is developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has estimated that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $1.0 billion, depending on the combination of assumptions selected in the various models.  Previously estimated to be $1.9 billion, this high range approximation decreased primarily as a result of a change in the projected long-term inflation rate assumed by Ashland.  In conjunction with the annual update performed in 2007, management adjusted the assumed long-term rate from 8.4% to 4.4% to better reflect the upper end of expected long-term inflation trends.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

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

Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 67% of the estimated receivables from insurance companies at September 30, 2007, are expected to be due from domestic insurers, of which 86% have a credit rating of A or higher by A. M. Best.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, which is reinsured by Equitas (Limited).  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers.  During 2007 a significant amount of Equitas’ reinsurance of liabilities became reinsured by National Indemnity Corporation, a member of the Berkshire Hathaway group of insurance companies with a current A. M. Best rating of A++.  As a result Ashland reassessed its assumptions for the receivable recorded from Equitas, and due to the improved credit quality of this portion of the receivable, Ashland increased its recorded receivable by $21 million during 2007.

At September 30, 2007, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $488 million, of which $68 million relate to costs previously paid.  Receivables from insurers amounted to $474 million at September 30, 2006.  During 2007, the model used for purposes of valuing the asbestos reserve described above, and its impact on the valuation of future recoveries from insurers was updated, which resulted in an additional $19 million increase in the receivable for probable insurance recoveries.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2007, such locations included 69 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 110 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 169 are being actively remediated.  Ashland’s reserves for environmental remediation amounted to $174 million at September 30, 2007, compared to $199 million at September 30, 2006, of which $153 million at September 30, 2007 and $168 million at September 30, 2006 were classified in noncurrent liabilities on the Consolidated Balance Sheets.  The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2007 and 2006 Ashland’s recorded receivable for these probable insurance recoveries was $44 million and $45 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $15 million in 2007, $59 million in 2006 and $53 million in 2005.  Environmental remediation expense, net of receivable activity, was $7 million in 2007, $47 million in 2006 and $49 million in 2005.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $270 million.  No individual remediation location is material to Ashland, as its largest reserve for any site does not exceed 10% of the remediation reserve.

OUTLOOK

Ashland is focused on continuing to grow as a diversified, global chemical company, both organically and through acquisitions.  Ashland’s strong financial position and balanced approach to growth should create value for its investors and deliver needed solutions to its customers.

Performance Materials reported $1.6 billion in revenue during fiscal 2007.  While approximately 55% of this revenue is generated within North America, Performance Materials continues to leverage its products and market expertise to accelerate international growth.  Although Performance Materials is exposed to cyclical periods within the global economy due to considerable exposure to the construction and transportation industries, as this past year’s financial results indicate, this business will continue to benefit from the increasing use of composites and adhesives in a variety of markets and applications.  Performance Materials’ key strategy for expansion is to grow organically by focusing on material substitution in the construction and transportation industries while continuing to introduce premium products in new geographies and develop new technologies and applications within existing markets.  Acquisitions will be considered in cases where it can enhance this growth strategy.

Distribution is a $4 billion revenue business with an established network primarily in the North America market, where over 85% of its revenue is generated.  Distribution will continue to focus upon expanding efficiencies in supply chain integration and operational consolidation as well as leveraging customer relationships across all of Ashland’s businesses.  Future financial results will remain dependent upon the North American manufacturing climate and Distribution’s ability to control costs.  Growth in this business will occur through new product offerings and suppliers as it utilizes all of Ashland’s existing channels.

Valvoline recorded revenue of $1.5 billion during the current fiscal year with over 75% of its revenue generated from operations within North America, although it continues to grow its global presence each year.  At the end of fiscal 2006 Valvoline initiated a considerable business model redesign in the midst of severe margin compression due to a tight base-oil market.  This redesign contributed to Valvoline’s record operating income performance during fiscal 2007.  Given a stable base-oil environment Valvoline is positioned to continue its solid performance in future periods.

Water Technologies has undertaken a significant business model redesign during fiscal 2007, as it prepares to leverage and enhance its expertise across its entire customer base.  Previously operating under three distinct divisions, these have been restructured to fully utilize its resources and customer base while creating a market-focused organization.  With a business that exceeds $800 million in revenue, Water Technologies operates globally with 46%, 34% and 16% of its revenue generated from operations in Europe, North America and Asia/Pacific, respectively, creating a large scale and platform for organic growth.

During fiscal 2007, 28% of Ashland’s revenue was generated from outside North America, which is a six percentage point increase compared to the prior twelve month period.  This reflects Ashland’s belief that there are substantial growth opportunities globally, particularly in Eastern Europe and China.  Ashland has positioned its businesses to take advantage of various growth opportunities in these fast developing economies and has devoted key resources to realize this growth.  In addition to certain geographies, Ashland has identified key interests within the automotive/marine, construction and water markets that fit within its core capabilities.  Ashland is transforming into a global, market-focused, process-centered, diversified chemical company as growth will be based on each business becoming more sensitive to market needs instead of product focused.

(In millions)	2007	2006	2005
Quarterly operating income
December 31	$58	$46	$31
March 31	41	49	65
June 30	91	47	67
September 30	26	28	21

EFFECTS OF INFLATION AND CHANGING PRICES

Ashland’s financial statements are prepared on the historical cost method of accounting and, as a result, do not reflect changes in the purchasing power of the U.S. dollar.  Although annual inflation rates have been low in recent years, Ashland’s results are still affected by the cumulative inflationary trend from prior years.

Certain of the industries in which Ashland operates are capital-intensive, and replacement costs for its plant and equipment generally would exceed their historical costs.  Accordingly, depreciation and amortization expense would be greater if it were based on current replacement costs.  However, because replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive than existing facilities, mitigating at least part of the increased expense.

Ashland uses the LIFO method to value a substantial portion of its inventories to provide a better matching of revenues with current costs.  However, LIFO values such inventories below their replacement costs.

Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power.  Ashland’s monetary assets continues to currently exceed its monetary liabilities, leaving it more exposed to the effects of future inflation than in the past, when that relationship was reversed.  However, given the recent consistent stability of inflation in the U.S. in the past several years as well as forward economic outlooks, current inflationary pressures seem moderate.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to Ashland’s operating performance.  These estimates are based upon a number of assumptions, including those mentioned within MD&A.  Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters).  Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved.  This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur.  Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A of Notes to Consolidated Financial Statements and in Item 1A of this annual report on Form 10-K.  Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland regularly uses commodity-based and foreign currency derivative instruments to manage its exposure to price fluctuations associated with the purchase of butane and natural gas, as well as certain transactions denominated in foreign currencies.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheet as a component of total comprehensive income (loss) and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  Ashland has typically designated a limited portion of its foreign currency derivatives as qualifying for hedge accounting treatment, but their impact on the consolidated financial statements has not been significant.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2007 does not have significant credit risk on open derivative contracts.  The potential loss from a hypothetical 10% adverse change in commodity prices or foreign currency rates on Ashland’s open commodity-based and foreign currency derivative instruments at September 30, 2007 would not significantly affect Ashland’s consolidated financial position, results of operations, cash flows or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

                                                                                                                                                                                                                                          Page

Management's report on internal control over financial reporting  ...........................................................................................................................F-2

Reports of independent registered public accounting firm  ......................................................................................................................................F-3

Consolidated financial statements:

Consolidated financial schedule:

              Schedule II - Valuation and qualifying accounts  ..........................................................................................................................................F-37

Five-year selected financial information  .......................................................................................................................................................................F-38

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation and integrity of the consolidated financial statements and other financial information included in this annual report on Form 10-K.  Such financial statements are prepared in accordance with U.S. generally accepted accounting principles.  Accounting principles are selected and information is reported which, using management’s best judgment and estimates, present fairly Ashland’s consolidated financial position, results of operations and cash flows.  The other financial information in this annual report on Form 10-K is consistent with the consolidated financial statements.

Ashland’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Ashland’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ashland’s consolidated financial statements.  Ashland’s internal control over financial reporting is supported by a code of business conduct entitled “Business Responsibilities of an Ashland Employee” which summarizes our guiding values such as obeying the law, adhering to high ethical standards and acting as responsible members of the communities where we operate.  Compliance with that Code forms the foundation of our internal control systems, which are designed to provide reasonable assurance that Ashland’s assets are safeguarded and its records reflect, in all material respects, transactions in accordance with management’s authorization.  The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the related benefits.  Management believes that adequate internal controls are maintained by the selection and training of qualified personnel, by an appropriate division of responsibility in all organizational arrangements, by the establishment and communication of accounting and business policies, and by internal audits.

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

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee.  The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function.  The Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls.  The report of Ashland’s Audit Committee can be found in the Company’s 2007 Proxy Statement.

Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2007.  Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Ashland Inc. and consolidated subsidiaries and the effectiveness of Ashland’s internal control over financial reporting.  The reports of the independent auditors are contained in this Annual Report.

/s/ James J. O'Brien	/s/ J. Marvin Quin
James J. O'Brien	J. Marvin Quin
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

November 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

We have audited the accompanying consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2007 and 2006, and the related statements of consolidated income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of Ashland Inc. and consolidated subsidiaries’ management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective September 30, 2007, Ashland Inc. and consolidated subsidiaries adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ashland Inc. and consolidated subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
November 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

We have audited Ashland Inc. and consolidated subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Ashland Inc. and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ashland Inc. and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2007 and 2006, and the related statements of consolidated income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007, and our report dated November 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
November 26, 2007

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Income
Years Ended September 30

(In millions except per share data)	2007	2006	2005
Revenues
Sales and operating revenues	$7,785	$7,233	$6,731
Equity income - Note D	15	11	525
Other income	34	33	39
	7,834	7,277	7,295
Costs and expenses
Cost of sales and operating expenses	6,447	6,030	5,545
Selling, general and administrative expenses	1,171	1,077	1,079
	7,618	7,107	6,624
Operating income	216	170	671
(Loss) gain on the MAP Transaction - Note C (a)	(3)	(5)	1,284
Loss on early retirement of debt - Note C	-	-	(145)
Net interest and other financing income (costs) - Note H	46	47	(82)
Income from continuing operations before income taxes	259	212	1,728
Income tax (expense) benefit - Note L	(58)	(29)	230
Income from continuing operations	201	183	1,958
Income from discontinued operations (net of income taxes) - Note B	29	224	46
Net income	$230	$407	$2,004

Earnings per share - Note A
Basic
Income from continuing operations	$3.20	$2.57	$26.85
Income from discontinued operations	0.46	3.16	0.64
Net income	$3.66	$5.73	$27.49
Diluted
Income from continuing operations	$3.15	$2.53	$26.23
Income from discontinued operations	0.45	3.11	0.62
Net income	$3.60	$5.64	$26.85

(a)
“MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP), Ashland’s maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon Oil Corporation in a transaction valued at approximately $3.7 billion.  See Note C for further information.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
September 30

(In millions)	2007	2006
Assets
Current assets
Cash and cash equivalents	$897	$1,820
Available-for-sale securities - Note E	155	349
Accounts receivable (less allowances for doubtful accounts of
$53 million in 2007 and $40 million in 2006)	1,467	1,401
Inventories - Note A	610	532
Deferred income taxes - Note L	69	93
Other current assets	78	55
	3,276	4,250
Investments and other assets
Goodwill and other intangibles - Note G	377	310
Asbestos insurance receivable (noncurrent portion) - Note P	458	444
Deferred income taxes - Note L	157	186
Other noncurrent assets - Note I	435	450
	1,427	1,390
Property, plant and equipment - Note A
Cost
Land	79	82
Buildings	541	522
Machinery and equipment	1,390	1,260
Construction in progress	115	143
	2,125	2,007
Accumulated depreciation and amortization	(1,142)	(1,057)
	983	950
	$5,686	$6,590
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt - Note H	$5	$12
Dividends payable - Note M	-	674
Trade and other payables	1,141	1,302
Income taxes	6	53
	1,152	2,041
Noncurrent liabilities
Long-term debt (less current portion) - Note H	64	70
Employee benefit obligations - Note O	255	313
Asbestos litigation reserve (noncurrent portion) - Note P	560	585
Other noncurrent liabilities and deferred credits - Note I	501	485
	1,380	1,453
Stockholders’ equity - Notes M & N
Common stock, par value $.01 per share, 200 million shares authorized
Issued - 63 million shares in 2007 and 67 million shares in 2006	1	1
Paid-in capital	16	240
Retained earnings	3,040	2,899
Accumulated other comprehensive income (loss)	97	(44)
	3,154	3,096
	$5,686	$6,590

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Stockholders' Equity

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions)	stock	capital	earnings	income (loss)	(a)	Total
Balance at September 30, 2004	$72	$478	$2,262	$(106)		$2,706
Total comprehensive income (b)			2,004	(12)		1,992
Regular dividends, $1.10 per common share			(79)			(79)
Distribution of Marathon shares from the
MAP Transaction - Note C			(936)			(936)
Change in par value of common stock - Note M	(74)	74				-
Issued 3,055,082 common shares under
stock incentive and other plans (c)	3	153				156
Repurchase of 1,768,600 common shares		(100)				(100)
Balance at September 30, 2005	1	605	3,251	(118)		3,739
Total comprehensive income (b)			407	74		481
Regular dividends, $1.10 per common share		2	(80)			(78)
Special dividend, $10.20 per common share - Note M		5	(679)			(674)
Issued 662,451 common shares under
stock incentive and other plans (c)		33				33
Repurchase of 6,670,930 common shares		(405)				(405)
Balance at September 30, 2006	1	240	2,899	(44)		3,096
Total comprehensive income (b)			230	184		414
Regular dividends, $1.10 per common share		(1)	(68)			(69)
Issued 728,839 common shares under
stock incentive and other plans (c)		44				44
Adoption of FAS 158, net of $27 million tax benefits				(43)		(43)
Repurchase of 4,712,000 common shares		(267)	(21)			(288)
Balance at September 30, 2007	$1	$16	$3,040	$97		$3,154

(a)
At September 30, 2007 and 2006, the accumulated other comprehensive income (after-tax) of $97 million for 2007 and loss (after-tax) of $44 million for 2006 was comprised of pension and postretirement obligations of $55 million for 2007 and a minimum pension liability of $113 million for 2006, net unrealized translation gains of $153 million for 2007 and $71 million for 2006, and net unrealized losses on cash flow hedges of $1 million for 2007 and $2 million for 2006.

(b)	Reconciliations of net income to total comprehensive income follow.

(In millions)	2007	2006	2005
Net income	$230	$407	$2,004
Minimum pension liability adjustment	165	76	(49)
Related tax (expense) benefit	(64)	(29)	19
Unrealized translation gains	82	27	19
Related tax benefit	-	1	-
Unrealized gains (losses) on cash flow hedges	1	(1)	(1)
Total comprehensive income	$414	$481	$1,992

(c)	Includes income tax benefits resulting from the exercise of stock options of $12 million in 2007, $7 million in 2006 and $34 million in 2005.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Cash Flows
Years Ended September 30

(In millions)	2007	2006	2005
Cash flows from operating activities from continuing operations
Net income	$230	$407	$2,004
Income from discontinued operations (net of income taxes)	(29)	(224)	(46)
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	133	111	100
Deferred income taxes	22	(1)	(500)
Equity income from affiliates	(15)	(11)	(525)
Distributions from equity affiliates	10	5	279
Loss (gain) on the MAP Transaction - Note C	3	5	(1,284)
Loss on early retirement of debt - Note C	-	-	145
Change in operating assets and liabilities (a)	(156)	(141)	(232)
Other items	-	(3)	(5)
	198	148	(64)
Cash flows from financing activities from continuing operations
Proceeds from issuance of common stock	19	18	115
Excess tax benefits related to share-based payments - Note A	9	6	20
Repayment of long-term debt	(13)	(13)	(1,552)
Repurchase of common stock	(288)	(405)	(100)
Decrease in revolving credit facility	-	-	(40)
Cash dividends paid	(743)	(78)	(79)
	(1,016)	(472)	(1,636)
Cash flows from investing activities from continuing operations
Additions to property, plant and equipment	(154)	(175)	(180)
Purchase of operations - net of cash acquired	(75)	(183)	(135)
Proceeds from sale of operations	-	-	3,303
Purchases of available-for-sale securities	(484)	(824)	(402)
Proceeds from sales and maturities of available-for-sale securities	680	876	1
Purchase of accounts receivable	-	-	(150)
Collections of accounts receivable purchased	-	-	150
Other items	23	20	9
	(10)	(286)	2,596
Cash (used) provided by continuing operations	(828)	(610)	896
Cash (used) provided by discontinued operations
Operating cash flows	(3)	197	53
Investing cash flows	(92)	1,248	(207)
(Decrease) increase in cash and cash equivalents	(923)	835	742
Cash and cash equivalents - beginning of year	1,820	985	243
Cash and cash equivalents - end of year	$897	$1,820	$985

(Increase) decrease in operating assets (a)
Accounts receivable	$(54)	$(76)	$(291)
Inventories	(74)	(56)	(72)
Other current assets	(22)	21	94
Investments and other assets	90	(2)	(247)
Increase (decrease) in operating liabilities (a)
Trade and other payables	(101)	42	106
Other current liabilities	(20)	(90)	(27)
Noncurrent liabilities	25	20	205
Change in operating assets and liabilities	$(156)	$(141)	$(232)

Supplemental disclosures
Interest paid	$10	$9	$119
Income taxes paid	25	140	299
Non-cash distribution of Marathon stock	-	-	936

(a)     Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Ashland and its majority owned subsidiaries.  Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for by the equity method.  All material intercompany transactions and balances have been eliminated.  Certain prior period data has been reclassified in the consolidated financial statements and accompanying notes to conform to the current period presentation.

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

During 2006, Ashland redefined its reporting segments as it continues to evolve into a diversified, global chemical company.  Performance Materials and Water Technologies, formerly combined under Ashland Specialty Chemical, have now been separately disclosed because these businesses serve different markets and recent acquisitions have made Water Technologies a much larger and more distinct part of Ashland.  Performance Materials includes three related business groups:  Composite Polymers, Casting Solutions, and Specialty Polymers and Adhesives.  Water Technologies also includes three related business groups:  Drew Industrial, Drew Marine, and Environmental and Process Solutions (which is the business acquired from Degussa AG in May 2006).  Disclosing Performance Materials and Water Technologies separately provides greater visibility to Ashland’s strategy of expanding its products, services and geographical reach in key market segments where it competes.  In addition, prior to the MAP Transaction in 2005, Ashland reported its refining and marketing operations as a separate reporting segment.  For further information on this revised segment disclosure see Note R.

Use of estimates, risks and uncertainties

The preparation of Ashland’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include long-lived assets, employee benefit obligations, income taxes, reserves and associated receivables for asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Ashland’s results are affected by domestic and international economic, political, legislative, regulatory and legal actions.  Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of hydrocarbon-based products and other raw materials, can have a significant effect on operations.  While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings relating to asbestos, environmental remediation or other matters.

Cash and cash equivalents

Cash equivalents include highly liquid investments maturing within three months after purchase.

Available-for-sale securities

Securities are classified as held-to-maturity or available-for-sale on the date of purchase.  Ashland did not have any securities classified as held-to-maturity as of September 30, 2007 and 2006.  Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  The fair value of a security is determined based on quoted market prices.  Interest and dividends along with realized gains or losses are reported within the caption “net interest and other financing income (costs)” in the Statements of Consolidated Income.  The cost of securities sold is based on the specific identification method.  All securities are reviewed quarterly for possible other-than-temporary impairment.  The review

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and Ashland’s intent and ability to hold the security.  A decline in value that is considered to be other-than-temporary is recorded as a loss within the caption “net interest and other financing income (costs)” in the Statements of Consolidated Income.

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

Inventories

(In millions)	2007	2006
Chemicals and plastics	$625	$540
Lubricants	86	84
Other products and supplies	54	55
Excess of replacement costs over LIFO carrying values	(155)	(147)
	$610	$532

Inventories are carried at the lower of cost or market.  Chemicals, plastics and lubricants with a replacement cost of $416 million at September 30, 2007, and $393 million at September 30, 2006, are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the first-in, first-out (FIFO) method or average cost method (which approximates FIFO).

Property, plant and equipment

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated over 25 to 35 years and machinery and equipment principally over 4 to 15 years.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).  Asset impairment charges are included within the selling, general and administrative expense caption of the Statements of Consolidated Income and were $15 million in 2007, $6 million in 2006 and were not significant in 2005.  Included within the impairment expense for 2007 is an $11 million charge related to PathGuard® pathogen control equipment.  As a result of Water Technologies’ decision to withdraw from this market during 2007, these assets were written down to the approximate fair value of comparable assets.

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 requires that a liability be established for all legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset.  The adoption of FIN 47 during fiscal year 2006 did not have a material effect on Ashland’s financial position, results of operations or cash flows.

Goodwill and other intangibles

In accordance with FASB Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are tested for impairment annually as of July 1 and whenever events or circumstances make it more likely than not that an impairment may have occurred.  In accordance with FAS 142, Ashland reviewed goodwill for impairment based on its identified reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level.  Goodwill is tested for impairment by comparing the estimated fair value of its reporting units, determined using a market approach, with their carrying value.  Ashland tests its indefinite-lived intangible assets, principally trademarks and trade names, using a “relief-from-royalty” method.  Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates.  For further information on goodwill and other intangible assets see Note G.

Derivative instruments

Ashland regularly uses commodity-based and foreign currency derivative instruments to manage its exposure to price fluctuations associated with the purchase of butane and natural gas, as well as certain transactions denominated in foreign currencies.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheet as a component of total comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  Ashland has typically designated a limited portion of its foreign currency derivatives as qualifying for hedge accounting treatment, but their impact on the consolidated financial statements has not been significant.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2007 does not have significant credit risk on open derivative contracts.

Revenue recognition

Revenues generally are recognized when persuasive evidence of an arrangement exists, products are shipped or services are provided to customers, the sales price is fixed or determinable and collectibility is reasonably assured.  Ashland reports all revenues net of tax assessed by qualifying governmental authorities.

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

Because Ashland’s products generally are sold without any extended warranties, liabilities for product warranties are insignificant.  Costs of product warranties generally are expensed as incurred.  Advertising costs ($67 million in 2007, $68 million in 2006 and $69 million in 2005) and research and development costs ($50 million in 2007, $48 million in 2006 and $45 million in 2005) are expensed as incurred.

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in determining Ashland’s provision for income taxes and the related assets and liabilities.  Income taxes are accounted for under FASB Statement No. 109 (FAS 109), “Accounting for Income Taxes.”  The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred.  Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.  Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards.  The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

In the ordinary course of Ashland’s business, there are many transactions and calculations where the ultimate tax determination is uncertain.  Ashland is regularly under audit by tax authorities.  Accruals for tax contingencies are provided for in accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies.”  Although Ashland believes it has appropriate support for the positions taken on tax returns, a liability has been recorded that represents Ashland’s best estimate of the probable loss on certain of these positions.  Ashland believes that the recorded accruals for all known tax liabilities are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  Although Ashland believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain.  Therefore, Ashland’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions.  Although Ashland believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.  Based on the results of an audit or litigation, a material effect on Ashland’s income tax provision, net income, or cash flows could result in the period such a determination is made.  Due to the complexity involved, Ashland is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.”  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The evaluation of a tax position in accordance with this Interpretation is a two-step process.  The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is assessed to determine the cost or benefit to be recognized in the financial statements.  This Interpretation is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation will be recognized as an adjustment to the beginning balance of retained earnings.  Based on Ashland’s current assessment, the cumulative effect of adopting FIN 48 is expected to decrease retained earnings by less than $1 million.

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

Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A) to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions.  The methodology used by HR&A to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense and claim settlement costs.  Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.  From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes.  For further information on asbestos-related litigation matters see Note P.

Environmental remediation

Accruals for environmental remediation are recognized when it is probable a liability has been incurred and the amount of that liability can be reasonably estimated.  Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations.  Liabilities are recorded at undiscounted amounts based on experience, assessments and current technology, without regard to any third-party recoveries and are regularly adjusted as environmental assessments and remediation efforts continue.  For further information on environmental remediation see Note P.

Pension and other postretirement benefit costs

The funded status of Ashland’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheet.  The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date.  For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the other postretirement benefit plans the benefit obligation is the accumulated postretirement benefit obligation (APBO).  The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels.  The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered.  The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants.  The measurement of the benefit obligation is based on the company’s estimates and actuarial valuations provided by third-party actuaries which are selected by Ashland.  These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.  For additional detailed information regarding plan assumptions and the current financial position of the pension and other postretirement plans see Note O.

In September 2006, the FASB issued Statement No. 158 (FAS 158), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This Statement amends the current accounting for pensions and postretirement benefits by requiring an entity to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, with a corresponding adjustment to accumulated other comprehensive income (loss) net of tax.  The adjustment to accumulated other comprehensive income (loss) at adoption represents the unrecognized actuarial gains and losses and the prior service costs and credits remaining from the initial adoption of FAS 87, all of which were previously netted against the plan’s funded status.  These amounts will be subsequently recognized as periodic pension cost pursuant to Ashland’s historic accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of total comprehensive income.  Additionally, this Statement requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which Ashland has historically practiced.  Ashland adopted this Statement on September 30, 2007 and recognized $43 million, after-tax, of net actuarial losses and prior service cost as a reduction to accumulated other comprehensive income (loss).  For further information on the adoption of this Statement see Note O.

Foreign currency translation

Operations outside the United States are measured using the local currency as the functional currency.  Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year and assets and liabilities are translated at year-end exchange rates.  Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders’ equity section of the Consolidated Balance Sheet as a component of accumulated other comprehensive income (loss) and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company.

Stock incentive plans

In December 2004, the FASB issued Statement No. 123R (FAS 123R), which revised FAS 123, “Accounting for Stock-Based Compensation,” by requiring the expensing of share-based compensation over the vesting period of the award based on the grant date fair value of the award.  FAS 123 had provided companies the option of expensing such awards or disclosing the pro forma effects of such expensing in the notes to financial statements.  As of October 1, 2002, Ashland began expensing employee stock awards in accordance with FAS 123 and its related amendments.  Ashland elected the modified prospective method of adoption, under which compensation costs recorded in the year ended September 30, 2003 were the same as that which would have been recorded had the recognition provisions of FAS 123 been applied from its original effective date.  Results for prior periods were not restated.  FAS 123R also required an additional caption in the financing section of the Statements of Consolidated Cash Flows to present separately the excess tax benefits from share-based payment arrangements.  The adoption of FAS 123R during 2006 did not have a material effect on Ashland’s financial position, results of operations or cash flows.  In 2004, Ashland began granting stock-settled stock appreciation rights (SARs), which are expensed like stock options in accordance with FAS 123R.  In addition to stock options and SARs, Ashland grants nonvested stock awards to key employees and directors, which are expensed over their vesting period.  For further information concerning equity awards see Note N.

Earnings per share

Following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options and SARs available to purchase shares outstanding for each reported year whose grant price was greater than the average market price of the common shares for each applicable fiscal year were not included in the computation of income from continuing operations per diluted share because the effect of these options would be antidilutive.  The total number of these shares for each period presented were less than 100,000.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

(In millions except per share data)	2007	2006	2005
Numerator
Numerator for basic and diluted EPS -
Income from continuing operations	$201	$183	$1,958

Denominator
Denominator for basic EPS - Weighted-average
common shares outstanding	63	71	73
Common shares issuable upon exercise of stock options
and stock appreciation rights	1	1	2
Denominator for diluted EPS - Adjusted weighted-
average shares and assumed conversions	64	72	75
EPS from continuing operations
Basic	$3.20	$2.57	$26.85
Diluted	3.15	2.53	26.23

NOTE B – DISCONTINUED OPERATIONS

APAC

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle.  The sale price of $1.30 billion was subject to adjustments for changes in working capital and certain other accounts from September 30, 2005, until the closing date.  Oldcastle paid $34 million at closing as a preliminary estimate of the working capital adjustment.  Per the agreement, Oldcastle had a certain period of time to review this working capital calculation after the closing date of the transaction.  This review was completed during the current year and the working capital adjustment was subsequently calculated at $7 million.  Ashland repaid Oldcastle’s $27 million estimated working capital over payment during 2007, which completed the sale.  Ashland’s Board of Directors authorized that substantially all of the $1.23 billion after-tax proceeds of the sale of APAC be distributed as a one-time special dividend to the shareholders of Ashland and through an expanded share repurchase program.  For further information on the special dividend and previous share repurchase program see Note M.

Proceeds, net of expense of approximately $11 million, exceeded the book investment, which included $410 million of intangible assets, and resulted in a pretax gain of $128 million recorded in 2006.  This gain was subsequently adjusted to $122 million during 2007.  The sale of APAC was a taxable transaction that resulted in $67 million being recorded for the combined federal and state income tax obligation.  Net deferred tax liabilities totaling $27 million were reversed through the income tax provision and included in the gain computation of the transaction.  The reversal of deferred taxes reflects the fact that Oldcastle assumed Ashland’s tax basis in these net assets as a result of this divestiture.  In addition, the sale of APAC resulted in a pretax curtailment gain of $34 million, or $21 million after-tax, related to the pension and postretirement plans and is included as a component of the total gain recorded as a result of the sale.  For further information on the curtailment gain and its impact on the pension and postretirement plan obligations see Note O.  The total gain on the sale of APAC, including the working capital and other post-closing adjustments, amounted to $156 million pretax and $103 million after-tax.  As part of the agreement with Oldcastle, Ashland also retained $78 million in net liabilities related to APAC’s employee benefit obligations and incentive compensation.

APAC qualifies as discontinued operations under FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the operating results, net of tax, and assets and liabilities of discontinued operations are presented separately in Ashland’s consolidated financial statements and the Notes to Consolidated Financial Statements have been adjusted to exclude discontinued operations.  The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the Statements of Consolidated Income and the related combined 39% U.S. federal (35%) and state (4%, net of federal deductions) statutory income tax benefits of such expenses.  These corporate expenses were $41 million in 2006 and $45 million in 2005.  In accordance with a consensus of the Emerging Issues Task Force (EITF 87-24), allocations of general corporate overhead may not be allocated to discontinued operations for financial statement presentation.

Other

In 1990, Ashland sold Riley and indemnified the buyer from certain liabilities from claims alleging personal injury caused by exposure to asbestos.  Additional reserves were recorded in 2007 and 2006 to reflect updates to these estimates.  No increase to the asbestos reserve or insurance receivable was recorded during 2005, though minor unreserved expenses were incurred associated with asbestos liabilities.  See Note P for further information on Ashland’s asbestos-related litigation.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for each of the years ended September 30.

(In millions)	2007	2006	2005
Revenues from discontinued operations
APAC (a)	$-	$2,730	$2,565
Income (loss) from discontinued operations
APAC (a)	-	176	75
Asbestos-related litigation reserves, expenses and related receivables	35	(2)	(1)
Gain (loss) on disposal of discontinued operations
APAC	(6)	162	-
Electronic Chemicals	(1)	-	-
Income before income taxes	28	336	74
Income tax (expense) benefit
Benefit (expense) related to income (loss) from discontinued operations
APAC	2	(61)	(28)
Asbestos-related litigation reserves and expenses	-	1	-
Expense related to gain (loss) on disposal of discontinued operations
APAC	(1)	(52)	-
Income from discontinued operations (net of income taxes)	$29	$224	$46

(a)	APAC revenues and income for 2006 were for the eleven months ended August 28, 2006.

NOTE C – MAP TRANSACTION

On June 30, 2005, Ashland completed the transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation (Marathon) in a transaction valued at approximately $3.7 billion (the “MAP Transaction”).  The two other businesses were Ashland’s maleic anhydride business and 60 Valvoline Instant Oil Change (VIOC) centers in Michigan and northwest Ohio.

As a result of the transaction, Old Ashland shareholders of record as of the close of business on June 30, 2005, received .2364 Marathon shares and one Ashland share per Old Ashland share.  In total, Ashland’s shareholders received 17,538,815 shares of Marathon common stock with an aggregate value of $936 million based upon the June 30, 2005 closing price of Marathon stock.  Additionally, the transaction resulted in Ashland’s receipt of $2.4 billion in cash and MAP accounts receivable of $913 million, which totaled $3.3 billion.  This amount was comprised of $2.8 billion of cash and accounts receivable, which amount was included in the $3.7 billion transaction value, and $518 million of additional cash and accounts receivable representing 38% of MAP’s distributable cash and other adjustments as of June 30, 2005.

Proceeds, net of expense of $28 million, exceeded the book investment and resulted in a pretax gain of $1,284 million recorded in 2005.  Even though the Marathon common stock distribution went directly to Ashland shareholders, for financial reporting purposes the Marathon stock was reflected as non-cash proceeds from the transaction, included in the gain computation, and then shown as a distribution to shareholders out of retained earnings in Ashland’s stockholders’ equity progression.  The pretax gain was shown on a separate line caption on the Statements of Consolidated Income below operating income and labeled “Gain (loss) on the MAP Transaction.”  Because none of the businesses qualified as discontinued operations under FAS 144, the gain was reported in income from continuing operations, with no restatement of prior results.

The MAP Transaction was structured to be generally tax-free to Ashland shareholders and tax-efficient to Ashland.  Ashland and Marathon entered into a closing agreement with the Internal Revenue Service (IRS) with respect to various tax consequences of the transaction.  Pursuant to a Tax Matters Agreement (TMA) with Marathon, any tax payable under Section 355(e) of the Internal Revenue Code on the transaction up to $200 million will be borne by Marathon, with the next

NOTE C – MAP TRANSACTION (continued)

$175 million being borne by Ashland, and any tax over $375 million being split equally between the two companies.  Ashland has incurred approximately $14 million of Section 355(e) tax which has been borne by Marathon.

Due to the structure of the transaction, Marathon is entitled to the tax deductions for Ashland’s future payments of certain contingent liabilities related to previously owned businesses of Ashland.  However, pursuant to the terms of the TMA, Marathon has agreed to compensate Ashland for these tax deductions.  Ashland recorded a discounted receivable for the estimated present value of probable recoveries from Marathon for the portion of these future tax deductions which is not dependent upon Marathon’s ability to utilize these deductions.  This receivable was included in the total pretax gain on the transaction.  Deferred tax assets previously recorded on these contingent liabilities were reversed through the income tax provision for the transaction.  Adjustments to the receivable resulting from changes in the liability estimates have been and will continue to be recorded in the “(Loss) gain on the MAP Transaction” line caption in the Statements of Consolidated Income, while the accretion of the discount will be reflected in the “net interest and other financing income (costs)” caption.  At September 30, 2007, this receivable had been reduced to $51 million and is included in other current and noncurrent assets on Ashland’s Consolidated Balance Sheets.

Net deferred tax liabilities totaling $335 million were reversed through the income tax provision for the transaction.  The reversal of deferred taxes, including those deferred tax assets related to the contingent liabilities discussed above, reflects the fact that Marathon assumed Ashland’s tax basis in these net assets as a result of the MAP Transaction.

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

The gain on the MAP Transaction and the loss on early retirement of debt, net of their respective tax effects, increased net income by $1,531 million, or $20.51 per share, for the year ended September 30, 2005.  Due to the continuing nature of certain tax issues, the gain has been adjusted in 2007 and 2006, and may continue to be adjusted in future periods.  Adjustments to the gain in subsequent periods will be reflected in the quarter they are determined.

NOTE D – UNCONSOLIDATED AFFILIATES

Summarized financial information reported by MAP and other companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland’s consolidated financial statements.  As further discussed in Note C, Ashland transferred its remaining interest in MAP to Marathon on June 30, 2005.  MAP’s 2005 summarized financial information as presented below is for the nine months ended June 30, 2005.  The summarized financial information for all other companies accounted for on the equity method by Ashland is as of and for the year ended September 30, 2007, 2006 and 2005, respectively.  Because MAP was organized as a limited liability company that elected to be taxed as a partnership, the parents were responsible for income taxes applicable to their share of MAP’s taxable income.  The net income of MAP reflected in the following table does not include any provision for income taxes incurred by its parents.  At September 30, 2007, Ashland’s retained earnings included $44 million of undistributed earnings from unconsolidated affiliates accounted for on the equity method.
			Other
(In millions)	MAP		affiliates	Total
September 30, 2007
Financial position
Current assets			$217
Current liabilities			(104)
Working capital			113
Noncurrent assets			72
Noncurrent liabilities			(14)
Stockholders’ equity			$171
Results of operations
Sales and operating revenues			$514
Income from operations			51
Net income			42
Amounts recorded by Ashland
Investments and advances			$73
Equity income			15
Distributions received			10
September 30, 2006
Financial position
Current assets			$170
Current liabilities			(82)
Working capital			88
Noncurrent assets			67
Noncurrent liabilities			(13)
Stockholders’ equity			$142
Results of operations
Sales and operating revenues			$426
Income from operations			40
Net income			27
Amounts recorded by Ashland
Investments and advances			$61
Equity income			11
Distributions received			5
September 30, 2005
Results of operations
Sales and operating revenues	$38,195	(a)	$384
Income from operations	1,408	(a)	31
Net income	1,396	(a)	19
Amounts recorded by Ashland
Investments and advances	$-		$51	$51
Equity income	517		8	525
Distributions received	272		7	279

(a)  Amounts are for the nine months ended June 30, 2005.  See Note C for further information.

NOTE E – SECURITIES AND FINANCIAL INSTRUMENTS

Derivative instruments

Ashland uses commodity-based and foreign currency derivative instruments as described in Note A.  The fair value of open contracts for these instruments was not significant at September 30, 2007 and 2006.

Fair values

The carrying amounts and fair values of Ashland’s significant financial instruments at September 30, 2007 and 2006 are shown below.  The fair values of cash and cash equivalents, available-for-sale securities and investments of captive insurance companies approximate their carrying amounts based on quoted market prices.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

	2007		2006
	Carrying	Fair	Carrying	Fair
(In millions)	amount	value	amount	value
Assets
Cash and cash equivalents	$897	$897	$1,820	$1,820
Available-for-sale securities	155	155	349	349
Investments of captive insurance companies (a)	20	20	32	32
Liabilities
Long-term debt (including current portion)	69	76	82	90

(a)	Included in other noncurrent assets in the Consolidated Balance Sheets.

In September 2006, the FASB issued Statement No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements because the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  FAS 157 becomes effective for Ashland on October 1, 2008.  Ashland is currently in the process of determining the effect the adoption of FAS 157 will have on the consolidated financial statements.

Available-for-sale securities

The following table provides a summary of the available-for-sale securities portfolio as of September 30, 2007 and 2006.

(In millions)	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2007	cost	gain	loss	value
U.S. Treasury and government agencies	$45	$-	$-	$45
Obligations of states and political subdivisions	70	-	-	70
Corporate debt securities	10	-	-	10
Other securities	30	-	-	30
Total	$155	$-	$-	$155

(In millions)	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2006	cost	gain	loss	value
U.S. Treasury and government agencies	$60	$-	$-	$60
Corporate debt securities	202	-	-	202
Other securities	87	-	-	87
Total	$349	$-	$-	$349

The net unrealized gain (loss) on available-for-sale securities included in accumulated other comprehensive income (loss) as of September 30, 2007 and 2006 was not significant.  Ashland sold $680 million and $876 million of available-for-sale securities during 2007 and 2006, respectively, and realized gross gains accompanying these sales of $2 million in 2007.

Realized gross gains and losses were not significant in 2006.  All available-for-sale security holdings had a maturity of 12 months or less as of September 30, 2007 and 2006.  Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

NOTE F – SALE OF ACCOUNTS RECEIVABLE

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

NOTE G – GOODWILL AND OTHER INTANGIBLES

Ashland has completed its most recent annual impairment test required by FAS 142 as of July 1, 2007 and has determined that no impairment exists.

The following is a progression of goodwill by segment for the years ended September 30, 2007 and 2006.

	Performance			Water
(In millions)	Materials	Distribution	Valvoline	Technologies	Total
Balance at September 30, 2005	$100	$1	$24	$39	$164
Acquisitions	6	-	5	31	42
Currency translation adjustment	4	-	-	-	4
Balance at September 30, 2006	110	1	29	70	210
Acquisitions	51	-	1	(3)	49
Currency translation adjustment	5	-	-	4	9
Balance at September 30, 2007	$166	$1	$30	$71	$268

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

Intangible assets were comprised of the following as of September 30, 2007 and 2006.

	2007			2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$63	$(21)	$42	$54	$(20)	$34
Intellectual property	49	(18)	31	32	(6)	26
Other intangibles	49	(13)	36	49	(9)	40
Total intangible assets	$161	$(52)	$109	$135	$(35)	$100

Amortization expense recognized on intangible assets was $11 million for 2007, $6 million for 2006 and $4 million for 2005.  As of September 30, 2007, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $32 million as of September 30, 2007 and 2006.  In accordance with FAS 142, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life designation.  Estimated amortization expense for future periods is $10 million in 2008, $10 million in 2009, $8 million in 2010, $6 million in 2011 and $6 million in 2012.

NOTE H – DEBT

(In millions)	2007	2006
Medium-term notes, due 2007-2019, interest at a weighted-
average rate of 8.4% at September 30, 2007 (7.7% to 9.4%)	$21	$32
8.80% debentures, due 2012	20	20
6.86% medium-term notes, Series H, due 2009	17	17
6.625% senior notes, due 2008	3	3
Other	8	10
Total long-term debt	69	82
Current portion of long-term debt	(5)	(12)
Long-term debt (less current portion)	$64	$70

Aggregate maturities of long-term debt are $5 million in 2008, $20 million in 2009, $3 million in 2010 and less than $1 million in 2011 and 2012.  No short-term borrowings were outstanding at September 30, 2007 and 2006.

During 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $106 million for letters of credit outstanding under the credit agreement at September 30, 2007.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.7 billion at September 30, 2007, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.  No amounts were outstanding under either revolving credit agreement as of September 30, 2007 and 2006.

During 2006, Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet.  Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments.  The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.  At September 30, 2007 and 2006, the carrying value of the investments to defease debt, including other defeasements that occurred in fiscal 2005, was $40 million and $51 million, respectively.  The carrying value of the debt was $34 million and $44 million as of September 30, 2007 and 2006, respectively.

Net interest and other financing income (costs)

(In millions)	2007	2006	2005
Interest income	$59	$59	$15
Interest expense	(10)	(8)	(90)
Expenses on sales of accounts receivable - Note F	-	-	(4)
Other financing costs	(3)	(4)	(3)
	$46	$47	$(82)

NOTE I – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2007	2006
Deferred compensation investments	$152	$131
Equity investments	73	61
Tax receivables	49	67
Environmental insurance receivables	44	45
Debt defeasance assets	37	41
Notes receivables	30	37
Investments of captive insurance companies	20	32
Other	30	36
	$435	$450

The following table provides the components of other noncurrent liabilities and deferred credits in the Consolidated Balance Sheets as of September 30.

(In millions)	2007	2006
Environmental remediation reserves	$153	$168
Deferred compensation	144	127
Reserves of captive insurance companies (excluding environmental remediation reserves)	74	86
Other	130	104
	$501	$485

NOTE J – LEASES

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

In June 2005, Ashland used $101 million of the proceeds from the MAP Transaction to purchase assets (primarily APAC construction equipment and VIOC stores) formerly leased under operating leases.  Future minimum rental payments were not affected by this purchase.  Future minimum rental payments at September 30, 2007 and rental expense under operating leases follow.

(In millions)
Future minimum rental payments		Rental expense	2007	2006	2005
2008	$43	Minimum rentals
2009	36	(including rentals under
2010	22	short-term leases)	$60	$53	$59
2011	17	Contingent rentals	3	3	3
2012	14	Sublease rental income	(2)	(2)	(2)
Later years	67		$61	$54	$60
	$199

NOTE K – ACQUISITIONS AND DIVESTITURES

Acquisitions

In December 2006, Ashland Specialty Polymers and Adhesives, a business unit of Performance Materials, acquired Northwest Coatings of Oak Creek, Wisconsin, a formulator and manufacturer of adhesives and coatings employing ultraviolet and electron beam (UV/EB) polymerization technologies from Caltius Equity Partners.  The transaction, which includes production facilities in Milwaukee, Wisconsin and Greensboro, North Carolina, was valued at $74 million.  At the time this purchase transaction was announced, Northwest Coatings had trailing twelve month sales of approximately $40 million.

In May 2006, Ashland acquired the water treatment business of Degussa AG (Degussa), branded under the Stockhausen name, with five manufacturing facilities operating in Germany, China, Brazil, Russia and the United States.  The acquisition allows Ashland’s Water Technologies segment to expand its technology base, product line and service levels while continuing to develop its presence in key emerging international markets.  For its fiscal year ended December 31, 2005, Degussa reported sales and operating revenues (translated to U.S. dollars) of $258 million and operating income of $10 million.  The transaction, denominated in Euros, was valued at $161 million at the exchange rate on the acquisition date.  A summary of the purchase price allocation follows.

Assets
(In millions)	(liabilities)
Accounts receivable	$57
Inventories	33
Property, plant and equipment	56
Goodwill and other intangibles	59
Trade and other payables	(20)
Other noncurrent assets (liabilities) - net	(24)
$161

In June 2005, Valvoline acquired Car Brite, a leading marketer of products for the U.S. professional automotive reconditioning industry whose products include a broad array of interior and exterior cleaners, paint restorers and protectants and final detail dressings, paints and dyes.

In November 2004, Ashland Composite Polymers, a business unit of Performance Materials, acquired Dow Chemical’s DERAKANE® epoxy vinyl ester resins business for approximately $90 million.  DERAKANE® technology is used in fiber reinforced plastic applications requiring outstanding corrosion resistance and structural strength, which complements Ashland’s existing product portfolio of thermoset resins.  The purchase included all technology and intellectual property assets associated with the DERAKANE® resins business.  No physical assets were transferred to Ashland.

Several other acquisitions were completed by Performance Materials, Distribution, Valvoline and Water Technologies during the three years ended September 30, 2007.  These acquisitions, individually and in the aggregate, did not have a significant effect on Ashland’s consolidated financial statements.

All acquisitions are accounted for under the purchase method of accounting.  Ashland is currently in the process of finalizing its valuation of the assets acquired and liabilities assumed for the Northwest Coatings acquisition to assist it in allocating the purchase price to the individual assets acquired and liabilities assumed.  The preliminary allocation of purchase price included in the current period balance sheet is based on Ashland’s current best estimate and is subject to revision based on final determination of fair value.  Ashland anticipates that the valuation will be completed prior to the first anniversary of the acquisition.

Divestitures

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle.  The operating results and assets and liabilities related to APAC have been reflected as discontinued operations in the consolidated financial statements for all periods presented.  For further information on this transaction see Note B.

As a result of the APAC divestiture certain identified remaining corporate costs that had been previously allocated to this business needed to be eliminated to maintain Ashland’s overall competitiveness.  Consequently, in 2007 Ashland offered an enhanced early retirement or voluntary severance opportunity to administrative and corporate employees.  In total, Ashland accepted voluntary severance offers from 172 employees under the program.  As a result, a $25 million pretax charge was recorded for severance, pension and other postretirement benefit costs during the current fiscal year.  This cost is classified in the selling, general and administrative expense caption of the Statements of Consolidated Income and grouped within “Unallocated and other” for segment presentation purposes.  The termination dates for employees participating in the program is expected to be completed by the end of the first quarter of fiscal year 2008.  As of September 30, 2007, the remaining severance liability was $3 million.

On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP as well as its maleic anhydride business and 60 Valvoline Instant Oil Change centers in Michigan and northwest Ohio to Marathon in a transaction valued at approximately $3.7 billion.  See Note C for further information on this transaction.  Also during 2005, Distribution sold its ingestibles business, which did not have a significant effect on Ashland’s consolidated financial statements.

NOTE L – INCOME TAXES

A summary of the provision for income taxes related to continuing operations follows.

(In millions)	2007	2006	2005
Current
Federal	$5	$(5)	$214
State	(7)	-	28
Foreign	38	35	28
	36	30	270
Deferred	22	(1)	(500)
Income tax expense (benefit)	$58	$29	$(230)

Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes.  Ashland has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures.  Management intends to indefinitely reinvest such earnings, which amounted to $303 million at September 30, 2007.  Because of significant foreign tax credits, it is estimated that U.S. federal income taxes of approximately $26 million would be incurred if those earnings were repatriated.  Foreign net operating loss carryforwards primarily relate to certain European operations and generally may be carried forward indefinitely.  Temporary differences that give rise to significant deferred tax assets and liabilities follow.

(In millions)	2007	2006
Deferred tax assets
Employee benefit obligations	$92	$134
Compensation accruals	90	83
Environmental, self-insurance and litigation reserves (net of receivables)	83	91
Foreign net operating loss carryforwards	25	17
Uncollectible accounts receivable	11	10
Other items	28	18
Valuation allowances	(23)	(17)
Total deferred tax assets	306	336
Deferred tax liabilities
Property, plant and equipment	75	53
Investment in unconsolidated affiliates	5	4
Total deferred tax liabilities	80	57
Net deferred tax asset	$226	$279

Ashland’s income tax expense for 2007, 2006 and 2005 included $9 million of tax expense and $16 million and $39 million of tax benefits, respectively, due to the resolution of domestic and foreign tax matters and the reevaluation of income tax reserves related to tax positions taken in prior years.  In addition, during 2007 Ashland recorded a $15 million tax benefit related to dividends held within the employee stock ownership plan, primarily due to the special dividend of $10.20 paid on October 25, 2006 as part of the distribution to shareholders of a substantial portion of the APAC divestiture proceeds.  For further information on this special dividend see Note M.  Ashland’s income tax benefit for 2005 also included a benefit of $335 million and $450 million associated with the reversal of deferred tax liabilities and the tax free gain on sale from the MAP Transaction.  For additional information on this transaction see Note C.

NOTE L – INCOME TAXES (continued)

The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.  The foreign components of income from continuing operations disclosed below exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2007	2006	2005
Income from continuing operations before income taxes
United States	$91	$72	$1,584
Foreign	168	140	144
	$259	$212	$1,728

Income taxes computed at U.S. statutory rate (35%)	$91	$74	$605
Increase (decrease) in amount computed resulting from
Resolution and reevaluation of tax positions taken in prior years	9	(16)	(39)
Adjustment of prior year provision to return as filed	(1)	(16)	(3)
Claim for research and development credits	(3)	(1)	(1)
State income taxes	(4)	-	6
Net impact of foreign results	(2)	(5)	2
Business meals and entertainment	1	1	2
Deductible dividends under employee stock ownership plan	(15)	(2)	(2)
Life insurance income	(7)	(4)	(3)
Tax free gain on MAP Transaction	-	-	(450)
Reversal of net deferred tax liabilities due to the MAP Transaction	-	-	(335)
Other items	(11)	(2)	(12)
Income tax expense (benefit)	$58	$29	$(230)

NOTE M – CAPITAL STOCK

On September 14, 2006 Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend.  Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million.  This amount was accrued as dividends payable in the Consolidated Balance Sheet at September 30, 2006 and was subsequently paid during 2007.  Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland’s Board of Directors and as further described below.

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

The second program was authorized by Ashland’s Board of Directors on September 14, 2006, employing proceeds from the sale of APAC to repurchase up to an additional 7 million shares.  To facilitate this repurchase program, Ashland entered into a stock trading plan with Credit Suisse Securities (USA) LLC (Credit Suisse).  The stock trading plan, amended and restated on September 20, 2006, allowed Credit Suisse to make daily repurchases of stock starting on October 2, 2006, in accordance with the instructions set forth in the plan and within the safe harbor from insider trading liability provided under Exchange Act Rule 10b5-1.

Ashland repurchased 4.7 million shares for $288 million during 2007, 6.7 million shares for $405 million during 2006 and 1.8 million shares for $100 million during 2005.  Since the inception of the first described share repurchase program on July 21, 2005 through September 30, 2007, Ashland has repurchased a total of 13.2 million shares at a cost of $793 million.  These repurchases represent approximately 18% of the shares outstanding on June 30, 2005.  The stock repurchase actions were consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

In addition to other consideration received in connection with the MAP Transaction, Ashland shareholders received one share of Ashland common stock, par value $0.01 per share, in exchange for each share of Old Ashland common stock, par value $1.00 per share.

The Ashland Inc. Shareholder Rights Plan dated May 16, 1996 (the “Rights Plan”) expired pursuant to its terms at the close of business on May 16, 2006.  The former Rights Plan provided that one Preferred Stock Purchase Right to purchase one-thousandth of a share of Series A Participating Cumulative Preferred Stock (a “Right”) accompanied each outstanding share of Ashland’s Common Stock.  Since the expiration of the Rights Plan, Ashland’s Common Stock has not been accompanied by a Right.  In a related action, Ashland’s Board of Directors authorized amendments to Ashland’s articles of incorporation, effective May 17, 2006, to eliminate the designation of, and all references to, the Series A Participating Cumulative Preferred Stock from the Articles.  At September 30, 2007, 8.7 million common shares are reserved for issuance under stock incentive and deferred compensation plans.

NOTE N – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs) or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value over time or reward superior performance and encourage continued employment with Ashland.  As discussed in Note A, Ashland began expensing stock awards on October 1, 2002 and recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  The components of Ashland’s pretax stock-based awards (net of forfeitures), which is included in the selling, general and administrative expense caption of the Statements of Consolidated Income, and associated income tax benefits are as follows:

(In millions)	2007	2006	2005
Stock options	$-	$1	$3
SARs	7	7	4
Nonvested stock awards	3	4	3
	$10	$12	$10

Income tax benefit	$4	$5	$4

Stock options and SARs

Stock options and SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to three years.  Unexercised stock options and SARs lapse ten years after the date of grant.  In accordance with FAS 123(R) Ashland estimates the fair value of stock options and SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.  The following table illustrates the assumptions used within the Black-Scholes option-pricing model.  The risk free interest rate assumption was based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the instrument.  The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.  The volatility assumption was calculated by utilizing an unbiased standard deviation of Ashland’s common stock closing price for the past five years.  The expected life of the options is based on historical data and is not necessarily indicative of exercise patterns that may occur.

(In millions except per share data)	2007	2006	2005
Weighted-average fair value per share of options or SARs granted	$17.67	$17.24	$14.37
Assumptions (weighted-average)
Risk-free interest rate	4.2%	4.4%	4.0%
Expected dividend yield	1.7%	1.7%	1.9%
Expected volatility	27.3%	26.3%	25.9%
Expected life (in years)	5.0	5.0	5.0

NOTE N – STOCK INCENTIVE PLANS (continued)

A progression of activity and various other information relative to stock options and SARs is presented in the following table.

	2007			2006		2005
(In thousands except per share data)	Number of common shares	Weighted- average exercise price per share		Number of common shares	Weighted- average exercise price per share	Number of common shares	Weighted- average exercise price per share
Outstanding - beginning of year (a)	2,602	$41.56		3,274	$39.74	5,165	$40.37
Granted	482	65.78		23	65.48	688	58.73
Exercised	(829)	31.15		(678)	33.37	(3,048)	37.93
Forfeitures and expirations	(36)	53.63		(17)	48.30	(83)	38.63
Special dividend adjustment (b)	455	-		-	-	-	-
MAP Transaction adjustment (c)	-	-		-	-	552	-
Outstanding - end of year (a)	2,674	41.99	(b)	2,602	41.56	3,274	39.74	(c)
Exercisable - end of year	2,064	36.07		2,181	39.21	2,170	34.30

(a)
Exercise prices per share for options and SARs outstanding at September 30, 2007 ranged from $19.11 to $19.75 for 177,000, $23.21 to $25.71 for 525,000 shares, from $32.28 to $38.47 for 785,000 shares, from $42.58 to $49.79 for 697,000 shares, and from $55.73 to $65.78 for 490,000 shares.  The weighted-average remaining contractual life of outstanding stock options and SARs was 7.4 years and exercisable stock options and SARs was 5.7 years.

(b)
As described in Note M, Ashland distributed a special $10.20 dividend to each shareholder of record as of October 10, 2006.  Adjustments were made to outstanding grants of stock options and SARs to maintain their intrinsic values.  The number of shares was increased by a factor of 1.18 and the exercise prices were decreased by a factor of .85.  These adjustments did not result in an increase in the fair value of outstanding grants or any adjustment to expense recognition.

(c)
As described in Note C, Ashland shareholders received $936 million of Marathon shares as a result of the MAP Transaction.  Adjustments were made to outstanding grants of stock options and SARs to maintain their intrinsic values.  The number of shares was increased by a factor of 1.2129 and the exercise prices were decreased by the same factor.  These adjustments did not result in an increase in the fair value of outstanding grants or any adjustment to expense recognition.

The total intrinsic value of stock options and SARs exercised was $28 million in 2007, $20 million in 2006 and $84 million in 2005, respectively.  Cash received from stock options and SARs exercised was $26 million in 2007, $21 million in 2006 and $117 million in 2005.  The actual tax benefit realized from the exercised stock options and SARs was $12 million in 2007, $8 million in 2006 and $34 million in 2005.  The total grant date fair value of stock options and SARs that vested during 2007, 2006 and 2005 was $2 million, $1 million and $7 million, respectively.  As of September 30, 2007, there was $7 million of total unrecognized compensation costs related to stock options and SARs.  That cost is expected to be recognized over a weighted-average period of 1.8 years.  As of September 30, 2007, the aggregate intrinsic value of outstanding stock options and SARs was $49 million and exercisable stock options and SARs was $50 million.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one to seven year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends thereon.

A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2007		2006		2005
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
(In thousands except	common	exercise price	common	exercise price	common	exercise price
per share data)	shares	per share	shares	per share	shares	per share
Nonvested - beginning of year	453	$39.19	459	$37.37	482	$36.87
Granted	32	63.99	35	63.68	22	60.30
Vested	(56)	43.70	(25)	36.32	(18)	42.47
Forfeitures	(5)	55.71	(16)	45.07	(27)	43.81
Nonvested - end of year	424	40.28	453	39.19	459	37.37

The total fair value of nonvested stock awards that vested during 2007, 2006 and 2005 was $3 million, $2 million and $1 million, respectively.  As of September 30, 2007, there was $5 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

NOTE O – EMPLOYEE BENEFIT PLANS

Pension plans

Ashland and its subsidiaries sponsor contributory and noncontributory qualified and non-qualified defined benefit pension plans that cover substantially all employees in the United States and in a number of other countries.  Ashland’s funding policy is to fully fund the accumulated benefit obligations of its qualified U.S. plans with the level of contributions being determined annually to achieve that objective over time.  In addition, Ashland has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  Ashland funds the costs of the non-qualified plans as the benefits are paid.  Pension obligations for employees of non-U.S. consolidated subsidiaries are provided for by depositing funds with trustees or by book reserves in accordance with local practices and regulations of the respective countries.

Prior to July 1, 2003, benefits under Ashland’s U.S. pension plans generally were based on employees’ years of service and compensation during the years immediately preceding their retirement.  Although certain changes were implemented on that date, the pension benefits of employees with at least ten years of service were not affected.  As of July 1, 2003, the pension benefits of affected employees were converted to cash balance accounts.  Such employees received an initial account balance equal to the present value of their accrued benefits under the previous plan on that date.  Pension benefits for these employees are based on the balances in their accounts upon retirement.

Other postretirement benefit plans

Ashland and its subsidiaries sponsor health care and life insurance plans for eligible employees who retire or are disabled.  Ashland’s retiree life insurance plans are noncontributory, while Ashland shares the costs of providing health care coverage with its retired employees through premiums, deductibles and coinsurance provisions.  Ashland funds its share of the costs of the postretirement benefit plans as the benefits are paid.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law.  Among other things, the Act expands Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as provide a subsidy for sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare Act benefits.  In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  The FSP provides accounting guidance for the effects of the Act to a sponsor of a postretirement health care plan.  Regulations implementing major provisions of the Act, including the determination of actuarial equivalency, were issued in January 2005.  Effective May 1, 2005, Ashland amended its health care plan for retirees age 65 or older so that the company will always qualify for the subsidy and remeasured its postretirement benefit obligation as of that date.  The remeasurement reduced the postretirement benefit obligation by $58 million and reduced postretirement benefit costs by $3 million over the last five months of fiscal year 2005.

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

Adoption of FAS 158

On September 30, 2007, Ashland adopted the recognition and disclosure provisions of FAS 158.  See Note A for further discussion of FAS 158 provisions.  The adoption of FAS 158 had no effect on Ashland’s Statement of Consolidated Income for the year ended September 30, 2007, or for any prior periods represented.  FAS 158 did have an incremental effect on

NOTE O – EMPLOYEE BENEFIT PLANS (continued)

individual line items in Ashland’s Consolidated Balance Sheet at September 30, 2007, as shown in the following table.  Had Ashland not been required to adopt FAS 158 at September 30, 2007, an additional minimum liability would have been recognized pursuant to the provisions of FAS 87.  The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting FAS 158.”

	At September 30, 2007
	Prior to	Effect of	Consolidated
Consolidated Balance Sheet Caption	adopting	adopting	Balance
(In millions)	FAS 158	FAS 158	Sheet
Assets
Goodwill and other intangibles (pension intangible assets)	$2	$(2)	$-
Deferred income taxes	57	27	84
Liabilities
Employee benefit obligations (current and long-term)	194	68	262
Equity
Accumulated other comprehensive income (loss)	(12)	(43)	(55)

Components of net periodic benefit costs

The plan amendments in 2003 and 1992 previously discussed under other postretirement benefit plans reduced Ashland’s accrued obligations under those plans, and the reductions are being amortized to income over future periods.  Such amortization reduced Ashland’s net periodic benefit costs for other postretirement benefits by $4 million in 2007, $8 million in 2006 and $9 million in 2005.  At September 30, 2007, the remaining unrecognized prior service credit resulting from the changes amounted to $29 million, and will reduce future costs by $4 million in 2008 and approximately $4 million annually thereafter through 2014.  As a result of the sale of APAC to Oldcastle during 2006, a curtailment gain of $34 million ($21 million after-tax) was recognized to account for this divestiture’s impact on the plans.

The following table summarizes the components of pension and other postretirement benefit costs, and the assumptions used to determine net periodic benefit costs for the plans.

	Pension benefits			Other postretirement benefits
(In millions)	2007	2006	2005	2007	2006	2005
Net periodic benefit costs
Service cost	$37	$57	$53	$4	$7	$9
Interest cost	87	84	78	11	12	16
Curtailment	-	(1)	-	3	(33)	-
Special termination benefits - Note K	8	-	-	-	-	-
Expected return on plan assets	(102)	(99)	(78)	-	-	-
Amortization of prior service cost (credit)	-	-	-	7	(8)	(9)
Amortization of net actuarial loss (gain)	17	40	33	(3)	1	3
	$47	$81	$86	$22	$(21)	$19
Weighted-average plan assumptions (a)
Discount rate	5.66%	5.42%	5.98%	5.64%	5.33%	6.00%
Rate of compensation increase	3.74%	4.46%	4.43%	-	-	-
Expected long-term rate of
return on plan assets	7.58%	8.26%	8.35%	-	-	-

(a)
The plan assumptions disclosed are a blended weighted-average rate for Ashland’s U.S. and non-U.S. plans.  The U.S. pension plan represented approximately 87% of the projected benefit obligation at September 30, 2007.  Other postretirement benefit plans consist of U.S. and Canada, with the U.S. plan representing approximately 92% of the accumulated postretirement benefit obligation at September 30, 2007.  Non-U.S. plans use assumptions generally consistent with those of U.S. plans.

The following table shows the amounts in accumulated other comprehensive income (loss) at September 30, 2007, that are expected to be recognized as components of net periodic benefit cost (income) during the next fiscal year.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
Net actuarial loss (gain)	$4	$(3)
Prior service credit	-	(3)
Total	$4	$(6)

Obligations and funded status

Actuarial valuations are performed for the pension, postemployment and postretirement plans to determine Ashland’s obligation for each plan.  Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2007 and 2006 follow.

			Other postretirement
	Pension plans		benefit plans
(In millions)	2007	2006	2007	2006
Change in benefit obligations
Benefit obligations at October 1	$1,549	$1,558	$245	$246
Service cost	37	57	4	7
Interest cost	87	84	11	12
Curtailment	(2)	(48)	3	(13)
Special termination benefits	8	-	-	-
Participant contributions	1	1	11	12
Benefits paid	(75)	(64)	(28)	(28)
Medicare Part D Act	-	-	4	-
Actuarial (gain) loss	(63)	(53)	(59)	11
Foreign currency exchange rate changes	17	8	1	-
Other	3	6	13	(2)
Benefit obligations at September 30	$1,562	$1,549	$205	$245
Change in plan assets
Value of plan assets at October 1	$1,311	$1,143	$-	$-
Actual return on plan assets	187	107	-	-
Employer contributions	58	111	17	16
Participant contributions	1	1	11	12
Benefits paid	(75)	(64)	(28)	(28)
Foreign currency exchange rate changes	13	7	-	-
Other	10	6	-	-
Value of plan assets at September 30	$1,505	$1,311	$-	$-
Funded status of the plans
Unfunded benefit obligation	$(57)	$(238)	$(205)	$(245)
Unrecognized net actuarial loss	-	323	-	12
Unrecognized prior service cost (credit)	-	2	-	(33)
Net amount recognized	$(57)	$87	$(205)	$(266)
Amounts recognized in the balance sheet
Noncurrent benefit assets	$74	$-	$-	$-
Intangible assets	-	2	-	-
Current benefit liabilities	(11)	(58)	(17)	(16)
Noncurrent benefit liabilities	(120)	(42)	(188)	(250)
Accumulated other comprehensive income (loss)	-	185	-	-
Net amount recognized	$(57)	$87	$(205)	$(266)
Weighted-average plan assumptions
Discount rate	6.16%	5.66%	5.96%	5.64%
Rate of compensation increase	3.74%	3.74%	-	-

NOTE O – EMPLOYEE BENEFIT PLANS (continued)

At September 30, 2007, the amounts recognized in accumulated other comprehensive income (loss), before income tax benefits, are shown in the following table.

		Other
	Pension	postretirement
(In millions)	plans	benefit plans
Net actuarial loss (gain)	$159	$(45)
Prior service cost (credit)	2	(26)
Total	$161	$(71)

The accumulated benefit obligation for all pension plans was $1,437 million at September 30, 2007 and $1,407 million at September 30, 2006.  Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2007			2006
(In millions)	Qualified plans (a)	Non- qualified- plans	Total	Qualified plans (a)	Non- qualified plans	Total
Projected benefit obligation	$48	$85	$133	$112	$95	$207
Accumulated benefit obligation	45	74	119	98	86	184
Fair value of plan assets	19	-	19	73	-	73

(a)	Includes qualified U.S. and non-U.S. pension plans.

Plan assets

The expected long-term rate of return on U.S. pension plan assets for 2007 was 7.75%.  The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

Ashland’s U.S. pension plan assets are managed by outside investment managers, which are monitored monthly against investment return benchmarks and Ashland’s established investment strategy.  Ashland’s investment strategy is designed to promote diversification, to moderate volatility and to balance the expected long-term rate of return with an acceptable risk level.  Investment managers are selected based on an analysis of, among other things, their investment process, historical investment results, frequency of management turnover, cost structure and assets under management.  Assets are periodically reallocated between investment managers to maintain an appropriate asset mix, diversification of investments and to maximize returns.

Ashland’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations.

The weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2007 and 2006 by asset category follow.

	Target		Actual at September 30
(In millions)	2007		2007	2006
Plan assets allocation
Equity securities	55 - 75%		72%	70%
Debt securities	25 - 35%		25%	25%
Other	5 - 15%	(a)	3%	5%
			100%	100%

(a)	Target to be obtained by 2010.

Cash flows

In fiscal 2008, Ashland expects to contribute $9 million to its non-U.S. pension plans and does not expect to contribute to its U.S. pension plans.  However, the Pension Protection Act of 2006, enacted in August 2006, introduced new minimum funding requirements that become effective for Ashland during fiscal 2009.  As a result, Ashland’s required contributions to its non-U.S. and U.S. pension plans may vary in the future.  The following benefit payments, which reflect future service, are expected to be paid in each of the next five years and in aggregate for five years thereafter.

		Other postretirement benefits
	Pension	With Medicare	Without Medicare
(In millions)	benefits	Part D subsidy	Part D subsidy
2008	$76	$19	$24
2009	78	19	24
2010	83	19	25
2011	88	20	25
2012	93	20	26
2013-2017	544	98	136

Other plans

Ashland sponsors qualified savings plans to assist eligible employees in providing for retirement or other future needs.  Under such plans, company contributions amounted to $18 million in 2007, $17 million in 2006 and $18 million in 2005.

NOTE P – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos-related litigation

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley, a former subsidiary.  Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies.

Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  Since October 1, 2004, Riley has been dismissed as a defendant in 87% of the resolved claims.  A summary of asbestos claims activity follows.

(In thousands)	2007	2006	2005
Open claims - beginning of year	162	184	196
New claims filed	4	6	12
Claims settled	(2)	(3)	(6)
Claims dismissed	(30)	(25)	(18)
Open claims - end of year	134	162	184

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2007	2006	2005
Asbestos reserve - beginning of period	$635	$571	$618
Expense incurred	5	104	-
Amounts paid	(30)	(40)	(47)
Asbestos reserve - end of period	$610	$635	$571

Ashland retained HR&A to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions.  The methodology used by HR&A to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense and claim settlement costs.  Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  During the most recent update of this estimate completed during 2007, it was determined that the reserve for asbestos claims should be increased by $5 million.  This increase in the reserve was based on the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  This increase resulted in total reserves for asbestos claims of $610 million at September 30, 2007, compared to $635 million at September 30, 2006.

NOTE P – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes.  As a part of the process to develop Ashland’s estimates of future asbestos costs, a range of long-term cost models is developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has estimated that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $1.0 billion, depending on the combination of assumptions selected in the various models.  Previously estimated to be $1.9 billion, this high range approximation decreased primarily as a result of a change in the projected long-term inflation rate assumed by Ashland.  In conjunction with the annual update performed in 2007, management adjusted the assumed long-term rate from 8.4% to 4.4% to better reflect the upper end of expected long-term inflation trends.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

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

Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 67% of the estimated receivables from insurance companies at September 30, 2007, are expected to be due from domestic insurers, of which 86% have a credit rating of A or higher by A. M. Best.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, which is reinsured by Equitas (Limited).  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers.  During 2007 a significant amount of Equitas’ reinsurance of liabilities became reinsured by National Indemnity Corporation, a member of the Berkshire Hathaway group of insurance companies with a current A. M. Best rating of A++.  As a result Ashland reassessed its assumptions for the receivable recorded from Equitas, and due to the improved credit quality of this portion of the receivable, Ashland increased its recorded receivable by $21 million during 2007.

At September 30, 2007, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $488 million, of which $68 million relate to costs previously paid.  Receivables from insurers amounted to $474 million at September 30, 2006.  During 2007, the model used for purposes of valuing the asbestos reserve described above, and its impact on the valuation of future recoveries from insurers was updated, which caused an additional $19 million increase in the receivable for probable insurance recoveries.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2007, such locations included 69 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 110 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 169 are being actively remediated.  Ashland’s reserves for environmental remediation amounted to $174 million at September 30, 2007, compared to $199 million at September 30, 2006, of which $153 million at September 30, 2007 and $168 million at September 30, 2006 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.  The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2007 and 2006 Ashland’s recorded receivable for these probable insurance recoveries was $44 million and $45 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $15 million in 2007, $59 million in 2006 and $53 million in 2005.  Environmental remediation expense, net of receivable activity, was $7 million in 2007, $47 million in 2006 and $49 million in 2005.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $270 million.  No individual remediation location is material to Ashland, as its largest reserve for any site does not exceed 10% of the remediation reserve.

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

NOTE Q – RELATED PARTY TRANSACTIONS

Ashland sold chemicals and lubricants to MAP and purchased petroleum products from MAP.  Such transactions were in the ordinary course of business at negotiated prices comparable to those of transactions with other customers and suppliers.  In addition, Ashland and MAP provided certain administrative services to each other, the net amounts of which were not significant and are included in the sales amounts below.  As further described in Note C, Ashland transferred its remaining interest in MAP to Marathon on June 30, 2005.  The following table indicates the amounts of these transactions for the nine months ended June 30, 2005.  During 2007, 2006 and 2005 Ashland incurred customary third-party purchase and sale activity from its various joint venture investments and other related parties in the normal course of business.  These transactions were not significant for each of these fiscal years.

(In millions)	2005
Ashland’s sales to MAP	$19
Ashland’s purchases from MAP	153

NOTE R – SEGMENT INFORMATION

Ashland’s businesses are managed along four industry segments:  Performance Materials, Distribution, Valvoline and Water Technologies.  Previously, Ashland operated its wholly owned subsidiary, APAC, as a separate industry segment before it was divested on August 28, 2006, qualifying for discontinued operation treatment in the Consolidated Financial Statements for all periods presented.  Ashland also held, through June 30, 2005, a 38% interest in MAP, which was the primary component of its Refining and Marketing segment.

Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, packaging and converting, transportation, marine and metal casting industries.  It is a technology leader in metal casting consumables and design services; unsaturated polyester and vinyl ester resins and gelcoats; and high-performance adhesives and specialty resins.  Performance Materials owns and operates 32 manufacturing facilities and participates in 8 manufacturing joint ventures in 15 countries.

NOTE R – SEGMENT INFORMATION (continued)

Distribution distributes chemicals, plastics and composite raw materials in North America and plastics in Europe.  Distribution also provides environmental services.  Deliveries are made in North America through a network of 68 owned or leased facilities, 35 third-party warehouses, rail terminals and tank terminals and 3 locations that perform contract packaging activities for Distribution.  Distribution of thermoplastic resins in Europe is conducted in 16 countries primarily through 18 third-party warehouses and one owned warehouse.

Valvoline is a marketer of premium-branded automotive and commercial oils, automotive chemicals, automotive appearance products and automotive services, with sales in more than 100 countries.  The Valvoline® trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States. Valvoline is also engaged in the “fast oil change” business through owned and franchised service centers operating under the VIOC name.

Water Technologies provides specialized chemicals and consulting services for utility water treatment, including boiler water, cooling water, fuel and waste streams.  Programs include performance-based feed and control automation, and remote system surveillance.  In addition, Water Technologies provides process water treatments for the municipal, extraction/mining, pulp and paper processing, food processing, oil refining and chemical processing markets.  It also provides technical products and shipboard services for the world’s merchant marine fleet.  Comprehensive marine programs include water and fuel treatment; maintenance, including specialized cleaners, welding and refrigerant products and sealants; and fire fighting, safety and rescue products and services.  Water Technologies also provides specialized chemical additives for the paint and coatings industry and owns and operates 11 manufacturing facilities in 8 countries and participates in 2 joint ventures.

Ashland’s Refining and Marketing operations consisted primarily of equity income from Ashland’s 38% interest in MAP, a former joint venture with Marathon, which operated seven refineries with a total crude oil refining capacity of 948,000 barrels per day.  On June 30, 2005, Ashland completed the transfer of its 38% interest in MAP and two other businesses to Marathon in a transaction valued at approximately $3.7 billion.  For further information on this transaction see Note C.

Information about Ashland’s domestic and international operations follows.  Ashland has no material operations in any individual international country and no single customer represented more than 10% of sales and operating revenues in 2007, 2006 or 2005.

	Revenues from					Property, plant
	external customers			Net assets		and equipment
(In millions)	2007	2006	2005	2007	2006	2007	2006
United States	$5,176	$5,321	$5,515	$2,211	$2,333	$720	$721
International	2,658	1,956	1,780	943	763	263	229
	$7,834	$7,277	$7,295	$3,154	$3,096	$983	$950

Ashland Inc. and Consolidated Subsidiaries
Segment Information
Years Ended September 30

(In millions)	2007	2006	2005
Revenues
Sales and operating revenues
Performance Materials	$1,580	$1,425	$1,369
Distribution	4,031	4,070	3,810
Valvoline	1,525	1,409	1,326
Water Technologies	818	502	394
Intersegment sales (a)
Performance Materials	(154)	(145)	(143)
Distribution	(12)	(23)	(22)
Valvoline	(1)	(3)	(2)
Water Technologies	(2)	(2)	(1)
	7,785	7,233	6,731
Equity income
Performance Materials	10	10	7
Valvoline	4	1	1
Water Technologies	1	-	-
Refining and Marketing	-	-	517
	15	11	525
Other income
Performance Materials	4	4	17
Distribution	3	4	7
Valvoline	8	7	6
Water Technologies	3	4	4
Refining and Marketing	-	-	3
Unallocated and other	16	14	2
	34	33	39
	$7,834	$7,277	$7,295
Operating income
Performance Materials	$89	$112	$88
Distribution	41	120	99
Valvoline	86	(21)	59
Water Technologies	16	14	11
Refining and Marketing (b)	-	-	486
Unallocated and other	(16)	(55)	(72)
	$216	$170	$671
Assets
Performance Materials	$997	$841	$764
Distribution	1,218	1,148	1,057
Valvoline	751	742	723
Water Technologies	514	468	233
Discontinued operations	-	-	1,569
Unallocated and other (c)	2,206	3,391	2,469
	$5,686	$6,590	$6,815

(a)	Intersegment sales are accounted for at prices that approximate market value.
(b)	Includes Ashland’s equity income from MAP through June 30, 2005, amortization related to Ashland’s excess investment in MAP, and other activities associated with refining and marketing.
(c)	Includes cash, cash equivalents, available-for-sale securities and other assets.

NOTE R – SEGMENT INFORMATION (continued)

Ashland Inc. and Consolidated Subsidiaries
Segment Information (continued)
Years Ended September 30

(In millions)	2007	2006	2005
Investment in equity affiliates
Performance Materials	$49	$44	$38
Valvoline	14	11	7
Water Technologies	4	3	4
Unallocated and other	6	3	2
	$73	$61	$51
Expense (income) not affecting cash
Depreciation and amortization
Performance Materials	$36	$31	$31
Distribution	22	21	18
Valvoline	31	28	27
Water Technologies	27	17	13
Unallocated and other	17	14	11
	133	111	100
Other noncash items (d)
Performance Materials	4	(16)	(47)	(e)
Distribution	-	7	(6)
Valvoline	4	(1)	(31)	(e)
Water Technologies	(2)	(4)	(1)	(e)
Refining and Marketing	-	-	(2,005)	(e)
Unallocated and other	14	9	200	(e)
	20	(5)	(1,890)
	$153	$106	$(1,790)
Property, plant and equipment - net
Performance Materials	$334	$297	$262
Distribution	206	192	176
Valvoline	228	237	236
Water Technologies	113	121	56
Unallocated and other	102	103	100
	$983	$950	$830
Additions to property, plant and equipment
Performance Materials	$56	$58	$45
Distribution	29	36	26
Valvoline	28	38	66
Water Technologies	24	23	19
Unallocated and other	17	20	24
	$154	$175	$180

(d)	Includes deferred income taxes, equity income from affiliates net of distributions and other items not affecting cash.
(e)
Includes a $1,531 million reduction to income from continuing operations to arrive at cash flows from operating activities from continuing operations for the gain on the MAP Transaction and the loss on early retirement of debt, net of their respective tax effects.  This amount was recorded by segment as follows:  $(43) million for Performance Materials, $(24) million for Valvoline, $(1,625) million for Refining and Marketing, and $161 million included in “Unallocated and other.”

QUARTERLY FINANCIAL INFORMATION

The following table presents quarterly financial information and per share data relative to Ashland’s common stock.

Quarters ended	December 31		March 31		June 30		September 30
(In millions except per share data)	2006	2005	2007	2006	2007	2006	2007	(a)	2006	(b)
Sales and operating revenues	$1,803	$1,686	$1,915	$1,786	$1,983	$1,853	$2,085		$1,908
Operating income	58	46	41	49	91	47	26		28
Income from continuing
operations	53	35	31	50	86	42	32		56
Net income	49	66	49	49	100	93	32		200

Basic earnings per share
Continuing operations	$.82	$.49	$.49	$.69	$1.37	$.60	$.52		$.80
Net income	.76	.92	.78	.68	1.60	1.31	.52		2.85

Diluted earnings per share
Continuing operations	$.81	$.48	$.49	$.68	$1.35	$.59	$.51		$.79
Net income	.75	.91	.77	.67	1.58	1.29	.51		2.82

Regular cash dividends per share	$.275	$.275	$.275	$.275	$.275	$.275	$.275		$.275
Special cash dividend per share (c)	$10.20	-	-	-	-	-	-		-

Market price per common share
High	$71.04	$59.13	$70.20	$71.30	$66.03	$75.17	$66.77		$68.59
Low	57.26	50.74	61.66	57.96	58.44	57.39	50.23		60.15

(a)
Fourth quarter results include an increase in operating income of $5 million related to the elimination of a one-month financial reporting lag for foreign operations and a decrease in income of $11 million related to foreign postretirement medical plans.

(b)	Ashland sold APAC to Oldcastle in August 2006 for approximately $1.3 billion, recording an after-tax gain on sale of discontinued operations of $110 million. See Note B for further information.
(c)	Ashland paid an additional dividend in October 2006 of $10.20 per share as part of the use of proceeds from the APAC divestiture. See Note B for further information.

Ashland Inc. and Consolidated Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Balance at	Provisions			Balance
	beginning	charged to	Reserves	Other	at end
(In millions)	of year	earnings	utilized	changes	of year
Year ended September 30, 2007
Reserves deducted from asset accounts
Accounts receivable	$40	$24	$(15)	$4	$53
Inventories	16	2	(4)	(1)	13
Year ended September 30, 2006
Reserves deducted from asset accounts
Accounts receivable	$33	$12	$(11)	$6	$40
Inventories	11	6	(1)	-	16
Year ended September 30, 2005
Reserves deducted from asset accounts
Accounts receivable	$31	$12	$(10)	$-	$33
Inventories	10	3	(2)	-	11

Ashland Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information
Years Ended September 30

(In millions except per share data)	2007	2006	2005	2004	2003
Summary of operations
Revenues
Sales and operating revenues	$7,785	$7,233	$6,731	$5,776	$5,165
Equity income	15	11	525	412	292
Other income	34	33	39	26	46
Costs and expenses
Cost of sales and operating expenses	(6,447)	(6,030)	(5,545)	(4,721)	(4,189)
Selling, general and administrative expenses	(1,171)	(1,077)	(1,079)	(968)	(1,031)
Operating income	216	170	671	525	283
(Loss) gain on the MAP Transaction	(3)	(5)	1,284	-	-
Loss on early retirement of debt	-	-	(145)	-	-
Net interest and other financing income (costs)	46	47	(82)	(114)	(128)
Income from continuing operations
before income taxes	259	212	1,728	411	155
Income tax (expense) benefit	(58)	(29)	230	(100)	(52)
Income from continuing operations	201	183	1,958	311	103
Income (loss) from discontinued operations	29	224	46	67	(23)
Income before cumulative effect
of accounting changes	230	407	2,004	378	80
Cumulative effect of accounting changes	-	-	-	-	(5)
Net income	$230	$407	$2,004	$378	$75

Balance sheet information (as of September 30)
Current assets	$3,276	$4,250	$3,757	$2,302	$2,085
Current liabilities	1,152	2,041	1,545	1,815	1,484
Working capital	$2,124	$2,209	$2,212	$487	$601

Total assets	$5,686	$6,590	$6,815	$7,502	$7,006

Short-term debt	$-	$-	$-	$40	$-
Long-term debt (including current portion)	69	82	94	1,508	1,614
Stockholders’ equity	3,154	3,096	3,739	2,706	2,253
Capital employed	$3,223	$3,178	$3,833	$4,254	$3,867

Cash flow information
Cash flows from operating activities from
continuing operations	$198	$148	$(64)	$43	$201
Additions to property, plant and equipment	154	175	180	137	65
Cash dividends	743	78	79	77	75

Common stock information
Diluted earnings per share
Income from continuing operations	$3.15	$2.53	$26.23	$4.36	$1.50
Net income	3.60	5.64	26.85	5.31	1.10
Regular cash dividends per share	1.10	1.10	1.10	1.10	1.10
Special cash dividend per share - Note M	10.20	-	-	-	-