Form 10-Q
period 2007-12-31
ASHLAND INC.
filed 2008-02-08
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

At December 31, 2007, there were 62,902,667 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	December 31
(In millions except per share data - unaudited)	2007	2006

SALES AND OPERATING REVENUES	$1,905	$1,803

COSTS AND EXPENSES
Cost of sales and operating expenses	1,589	1,489
Selling, general and administrative expenses	281	266
	1,870	1,755
EQUITY AND OTHER INCOME	11	10

OPERATING INCOME	46	58
Net interest and other financing income	12	16
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58	74
Income taxes - Note H	(20)	(21)
INCOME FROM CONTINUING OPERATIONS	38	53
Loss from discontinued operations (net of income taxes) - Note C	(5)	(4)
NET INCOME	$33	$49

BASIC EARNINGS PER SHARE - Note I
Income from continuing operations	$.61	$.82
Loss from discontinued operations	(.09)	(.06)
Net income	$.52	$.76

DILUTED EARNINGS PER SHARE - Note I
Income from continuing operations	$.60	$.81
Loss from discontinued operations	(.08)	(.06)
Net income	$.52	$.75

DIVIDENDS PAID PER COMMON SHARE	$.275	$.275

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30	December 31
(In millions - unaudited)	2007	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$681	$897	$516
Available-for-sale securities	394	155	436
Accounts receivable	1,417	1,508	1,378
Allowance for doubtful accounts	(43)	(41)	(37)
Inventories - Note F	633	610	580
Deferred income taxes	63	69	76
Other current assets	91	78	65
	3,236	3,276	3,014
INVESTMENTS AND OTHER ASSETS
Goodwill and other intangibles - Note G	380	377	377
Asbestos insurance receivable (noncurrent portion) - Note M	448	458	440
Deferred income taxes	157	157	189
Other noncurrent assets	436	435	443
	1,421	1,427	1,449
PROPERTY, PLANT AND EQUIPMENT
Cost	2,151	2,125	2,042
Accumulated depreciation and amortization	(1,162)	(1,142)	(1,079)
	989	983	963

	$5,646	$5,686	$5,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$5	$5	$7
Trade and other payables	1,036	1,141	1,059
Income taxes	3	6	10
	1,044	1,152	1,076
NONCURRENT LIABILITIES
Long-term debt (less current portion)	64	64	70
Employee benefit obligations - Note J	262	255	303
Asbestos litigation reserve (noncurrent portion) - Note M	546	560	577
Other noncurrent liabilities and deferred credits	524	501	522
	1,396	1,380	1,472

STOCKHOLDERS’ EQUITY	3,206	3,154	2,878

	$5,646	$5,686	$5,426

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss)	(a)	Total

BALANCE AT SEPTEMBER 30, 2006	$1	$240	$2,899	$(44)		$3,096
Total comprehensive income (b)			49	11		60
Cash dividends		(1)	(17)			(18)
Issued 492,303 common shares under
stock incentive and other plans (c)		28				28
Repurchase of 4,712,000 common shares		(267)	(21)			(288)
BALANCE AT DECEMBER 31, 2006	$1	$-	$2,910	$(33)		$2,878

BALANCE AT SEPTEMBER 30, 2007	$1	$16	$3,040	$97		$3,154
Total comprehensive income (b)			33	36		69
Cash dividends			(17)			(17)
Other			(1)			(1)
Issued 28,662 common shares under
stock incentive and other plans (c)		1				1
BALANCE AT DECEMBER 31, 2007	$1	$17	$3,055	$133		$3,206

(a)
At December 31, 2007 and 2006, the accumulated other comprehensive income (after-tax) of $133 million for 2007 and loss (after-tax) of $33 million for 2006 was comprised of pension and postretirement obligations of $55 million for 2007 and a minimum pension liability of $113 million for 2006, net unrealized translation gains of $189 million for 2007 and $81 million for 2006, and net unrealized losses on cash flow hedges of $1 million for 2007 and a net unrealized gain of $1 million for 2006.

(b)	Reconciliations of net income to total comprehensive income follow.

	Three months ended
	December 31
(In millions - unaudited)	2007	2006

Net income	$33	$49
Unrealized translation adjustments	36	9
Related tax benefits	-	1
Net unrealized gains on cash flow hedges	-	1
Total comprehensive income	$69	$60

(c)   Includes income tax benefits resulting from the exercise of stock options of $8 million in fiscal year 2007.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$33	$49
Loss from discontinued operations (net of income taxes)	5	4
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	34	28
Deferred income taxes	4	11
Equity income from affiliates	(4)	(4)
Distributions from equity affiliates	2	2
Change in operating assets and liabilities (a)	(5)	(212)
	69	(122)
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of common stock	2	13
Excess tax benefits related to share-based payments	1	6
Repayment of long-term debt	-	(5)
Repurchase of common stock	-	(288)
Cash dividends paid	(17)	(692)
	(14)	(966)
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(42)	(35)
Purchase of operations - net of cash acquired	(3)	(73)
Purchases of available-for-sale securities	(356)	(286)
Proceeds from sales and maturities of available-for-sale securities	117	207
Other items	16	2
	(268)	(185)
CASH USED BY CONTINUING OPERATIONS	(213)	(1,273)
Cash used by discontinued operations
Operating cash flows	(3)	(4)
Investing cash flows	-	(27)
DECREASE IN CASH AND CASH EQUIVALENTS	(216)	(1,304)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	897	1,820

CASH AND CASH EQUIVALENTS - END OF PERIOD	$681	$516

 (a)  Excludes changes resulting from operations acquired or sold.

 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  Results of operations for the period ended December 31, 2007, are not necessarily indicative of results to be expected for the year ending September 30, 2008.  Certain prior period data has been reclassified in the condensed consolidated financial statements and accompanying footnotes to conform to current period presentation.  Equity and other income, which previously had been classified within the revenue caption of the Statements of Consolidated Income, has been combined and reclassified as a separate caption above operating income within this financial statement.

The preparation of Ashland’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets, employee benefit obligations, income taxes, reserves and associated receivables for asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

NOTE B – NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standard No. 109 (FAS 109), “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Ashland adopted the provisions of FIN 48 effective October 1, 2007.  The cumulative effect of adoption of FIN 48 resulted in a reduction to the October 1, 2007 opening retained earnings balance of less than $1 million.  For additional information on the adoption and implementation of this Interpretation see Note H.

In September 2006, the FASB issued Financial Accounting Standard No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  FAS 157 becomes effective for Ashland on October 1, 2008.  Ashland is currently in the process of determining the effect, if any, the adoption of FAS 157 will have on the condensed consolidated financial statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DISCONTINUED OPERATIONS

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, Ashland Paving And Construction, Inc. (APAC) to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The operating results and assets and liabilities related to APAC have been previously reflected as discontinued operations in the condensed consolidated financial statements.  Ashland has made adjustments to the gain on sale of APAC, relating to the tax effects of the sale, during the three months ended December 31, 2007 and 2006.  Such adjustments may continue to occur in future periods.  Adjustments to the gain are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Components of amounts in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three months ended December 31, 2007 and 2006.

	Three months ended
	December 31
(In millions)	2007	2006
Loss on disposal of discontinued operations (net of income taxes)
APAC	$(5)	$(4)

NOTE D – ACQUISITIONS AND DIVESTITURES

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

Divestitures

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle.  The operating results and assets and liabilities related to APAC have been previously reflected as discontinued operations in the condensed consolidated financial statements.  For further information on this transaction see Note C.

As a result of the APAC divestiture certain identified remaining corporate costs that had been previously allocated to this business needed to be eliminated to maintain Ashland’s overall competitiveness.  Consequently, during fiscal year 2007 Ashland offered an enhanced early retirement or voluntary severance opportunity to administrative and corporate employees.  In total, Ashland accepted voluntary severance offers from 172 employees under the program.  As a result, a $25 million pretax charge was recorded for severance, pension and other postretirement benefit costs during the March 2007 quarter.  This cost was classified in the selling, general and administrative expense caption of the Statements of Consolidated Income and grouped within “Unallocated and other” for segment presentation purposes.  The termination dates for employees participating in the program was substantially completed by the end of the December 2007 quarter.  As of December 31, 2007, the remaining liability was less than $1 million.

On June 30, 2005, Ashland completed the transfer of its 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation (Marathon) in a transaction valued at approximately $3.7 billion (the “MAP Transaction”).

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – DEBT

In April 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $101 million for letters of credit outstanding under the credit agreement at December 31, 2007.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.7 billion at December 31, 2007, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.

In previous periods Ashland entered into in-substance defeasance investments of approximately $57 million to repay current and long-term debt that had a carrying value of $49 million on the Condensed Consolidated Balance Sheet.  Because the transactions were not a legal defeasance, the investments have been placed into a trust that is exclusively restricted to future obligations and repayments related to these debt instruments.  The investments have been classified on the Condensed Consolidated Balance Sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.  At December 31, 2007, September 30, 2007 and December 31, 2006, the carrying value of the investments to defease debt was $39 million, $40 million and $45 million, respectively.  The carrying value of the debt was $34 million, $34 million and $39 million as of December 31, 2007, September 30, 2007 and December 31, 2006, respectively.

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

	December 31	September 30	December 31
(In millions)	2007	2007	2006
Chemicals and plastics	$663	$625	$577
Lubricants	89	86	94
Other products and supplies	49	54	53
Excess of replacement costs over LIFO carrying values	(168)	(155)	(144)
	$633	$610	$580

NOTE G – GOODWILL AND OTHER INTANGIBLES

In accordance with Financial Accounting Standard No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” Ashland conducts an annual review for impairment.  Impairment is to be examined more frequently if certain indicators are encountered.  In accordance with FAS 142, Ashland reviewed goodwill for impairment based on reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level.  Ashland has completed its most recent annual goodwill impairment test required by FAS 142 as of July 1, 2007 and has determined that no impairment exists.  The following is a progression of goodwill by segment for the three months ended December 31, 2007 and 2006.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

	Performance			Water
(In millions)	Materials	Distribution	Valvoline	Technologies	Total
Balance at September 30, 2007	$166	$1	$30	$71	$268
Currency translation adjustment	3	-	-	1	4
Balance at December 31, 2007	$169	$1	$30	$72	$272

	Performance			Water
(In millions)	Materials	Distribution	Valvoline	Technologies	Total
Balance at September 30, 2006	$110	$1	$29	$70	$210
Acquisitions	47	-	-	1	48
Currency translation adjustment	1	-	-	1	2
Balance at December 31, 2006	$158	$1	$29	$72	$260

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

Intangible assets were comprised of the following as of December 31, 2007 and 2006.

	2007			2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$63	$(20)	$43	$62	$(21)	$41
Intellectual property	49	(18)	31	40	(6)	34
Other intangibles	49	(15)	34	52	(10)	42
Total intangible assets	$161	$(53)	$108	$154	$(37)	$117

Amortization expense recognized on intangible assets for the three months ended December 31 was $3 million for 2007 and $3 million for 2006.  As of December 31, 2007, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $32 million as of December 31, 2007 and 2006.  In accordance with FAS 142, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life.  Estimated amortization expense for future periods is $10 million in 2008 (includes three months actual and nine months estimated), $10 million in 2009, $7 million in 2010, $6 million in 2011 and $6 million in 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INCOME TAXES

Ashland adopted the provisions of FIN 48 as of October 1, 2007.  The cumulative effect of adoption of FIN 48 resulted in a reduction to the October 1, 2007 opening retained earnings balance of less than $1 million.  FIN 48 prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized.  As of October 1, 2007, the amount of unrecognized tax benefits was $57 million, of which $30 million related to discontinued operations.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $25 million.  The total amount of unrecognized tax benefits that, if recognized, would affect results from discontinued operations is $18 million.

Ashland recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Statements of Consolidated Income.  Ashland had approximately $15 million in interest and penalties related to unrecognized tax benefits accrued as of October 1, 2007.

Ashland or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Foreign taxing jurisdictions significant to Ashland include Australia, Canada and the Netherlands.  Ashland is subject to U.S. federal or state income tax examinations by tax authorities for periods after July 1, 2005.  With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 1999.

It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next 12 months as the result of settlement of ongoing audits.  However, Ashland does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the condensed consolidated financial statements.

During the three month period ended December 31, 2007, Ashland increased its liability for unrecognized tax benefits by $5 million attributable to adjustments in the tax basis of previously discontinued operations.  There have been no other significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded during the quarter ended December 31, 2007.

As a result of the structure of the MAP Transaction, Marathon became primarily responsible for certain of Ashland’s federal and state tax obligations for positions taken prior to June 30, 2005.  However, pursuant to the terms of the Tax Matters Agreement, Ashland has agreed to indemnify Marathon for any obligations which arise from those positions.  Upon adoption of FIN 48, these positions, which were previously accounted for as income tax contingencies by Ashland, are no longer treated in that manner under the provisions of FIN 48.  Subsequent adjustments to these liabilities will be recorded as a component of selling, general and administrative expenses within the Statements of Consolidated Income.  In accordance with the prospective adoption requirements under the provisions of FIN 48, Ashland did not reclassify prior period expenses relating to these items that would have been classified within the selling, general and administrative caption if FIN 48 was applied retrospectively.  For the three months ended December 31, 2007, Ashland recorded $1 million of expense relating to these items that was previously recognized as a component of income tax expense in previous periods.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share (EPS) from continuing operations.

	Three months ended
	December 31
(In millions except per share data)	2007	2006
Numerator
Numerator for basic and diluted EPS – Income from continuing operations	$38	$53
Denominator
Denominator for basic EPS – Weighted average common shares outstanding	63	64
Common shares issuable upon exercise of stock options and stock appreciation rights	1	1
Denominator for diluted EPS – Adjusted weighted average shares and assumed conversions	64	65

EPS from continuing operations
Basic	$.61	$.82
Diluted	$.60	$.81

NOTE J – EMPLOYEE BENEFIT PLANS

Presently, Ashland anticipates contributing $9 million to its non-U.S. pension plans and does not expect to contribute to its U.S. pension plans during fiscal 2008.  As of December 31, 2007, contributions of $1 million have been made to the non-U.S. plans and no contribution has been made to the U.S. plans.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2007	2006	2007	2006
Three months ended December 31
Service cost	$9	$9	$2	$1
Interest cost	22	19	5	3
Expected return on plan assets	(26)	(21)	-	-
Amortization of prior service credit	-	-	(2)	(1)
Amortization of net actuarial loss (gain)	1	5	(3)	-
	$6	$12	$2	$3

NOTE K – CAPITAL STOCK

On September 14, 2006 Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the shareholders of Ashland as a one-time special dividend.  Each shareholder of record as of October 10, 2006 received $10.20 per share, for a total of $674 million, which was paid on October 25, 2006.  Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland’s Board of Directors and as further described below.

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

NOTE K – CAPITAL STOCK (continued)

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

Ashland repurchased 4.7 million shares for $288 million in the December 2006 quarter.  Since the inception of the first described share repurchase program on July 21, 2005 through the completion of the second share repurchase program on December 19, 2006, Ashland repurchased a total of 13.2 million shares at a cost of $793 million.  These repurchases represented approximately 18% of shares outstanding on June 30, 2005.  The stock repurchase actions were consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

NOTE L – STOCK OPTIONS

Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs) or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value over time or reward superior performance and encourage continued employment with Ashland.  Ashland began expensing stock awards on October 1, 2002 in accordance with Financial Accounting Standard No. 123 (FAS 123), “Accounting for Stock-Based Compensation” which was subsequently superseded by Financial Accounting Standard No. 123(R) (FAS 123(R)), “Share-Based Payment,” and recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $2 million for each of the three month periods ended December 31, 2007 and 2006, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

Stock options and SARs

Stock options and SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to three years.  Unexercised stock options and SARs lapse ten years after the date of grant.  SARs granted for the three months ended December 31, 2007 and 2006 were 0.4 million and 0.5 million, respectively.  As of December 31, 2007 there was $11 million of total unrecognized compensation costs related to stock options and SARs.  That cost is expected to be recognized over a weighted-average period of 2.2 years.  In accordance with FAS 123(R) Ashland estimates the fair value of stock options and SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one to seven year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends upon grant.  Nonvested stock awards granted for the three months ended December 31, 2007 and 2006 were less than 3,000 shares for each period.  As of December 31, 2007 there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES

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

Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  Since October 1, 2004, Riley has been dismissed as a defendant in 88% of the resolved claims.  New claims filed for the three months ended December 31, 2007 and 2006 were 589 and 1,077 claims, respectively.  A summary of asbestos claims activity follows.

	Three months ended
	December 31		Years ended September 30
(In thousands)	2007	2006	2007	2006	2005
Open claims - beginning of period	134	162	162	184	196
New claims filed	1	1	4	6	12
Claims settled	(1)	-	(2)	(3)	(6)
Claims dismissed	(14)	(12)	(30)	(25)	(18)
Open claims - end of period	120	151	134	162	184

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2007	2006	2007	2006	2005
Asbestos reserve - beginning of period	$610	$635	$635	$571	$618
Expense incurred	-	-	5	104	-
Amounts paid	(14)	(8)	(30)	(40)	(47)
Asbestos reserve - end of period	$596	$627	$610	$635	$571

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

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  Total reserves for asbestos claims were $596 million at December 31, 2007, compared to $610 million at September 30, 2007 and $627 million at December 31, 2006.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

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

Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 67% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which 86% have a credit rating of A or higher by A. M. Best, as of the latest annual assessment.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, which is reinsured by Equitas (Limited).  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers.

At December 31, 2007, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $478 million, of which $78 million relates to costs previously paid.  Receivables from insurers amounted to $488 million at September 30, 2007 and $470 million at December 31, 2006.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At December 31, 2007, such locations included 72 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 110 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 169 are being actively remediated.  Ashland’s reserves for environmental remediation amounted to $170 million at December 31, 2007 compared to $174 million at September 30, 2007 and $200 million at December 31, 2006, of which $149 million at December 31, 2007,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

$153 million at September 30, 2007 and $169 million at December 31, 2006 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.  The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At December 31, 2007, September 30, 2007 and December 31, 2006, Ashland’s recorded receivable for these probable insurance recoveries was $42 million, $44 million and $42 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to less than $1 million and $4 million for the three months ended December 31, 2007 and 2006, respectively.  Environmental remediation expense, net of receivable activity, was less than $1 million and $4 million for the three months ended December 31, 2007 and 2006, respectively.

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

NOTE N – SEGMENT INFORMATION

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

Distribution distributes chemicals, plastics and composite raw materials in North America and plastics in Europe.  Distribution also provides environmental services.  Deliveries are made in North America through a network of owned or leased facilities, third-party warehouses, rail terminals and tank terminals and locations that perform contract packaging activities for Distribution.  Distribution of thermoplastic resins in Europe is conducted primarily through third-party warehouses.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – SEGMENT INFORMATION (continued)

Valvoline is a marketer of premium-branded automotive and commercial oils, automotive chemicals, automotive appearance products and automotive services, with sales in more than 100 countries.  The Valvoline® trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States.  Valvoline is also engaged in the “fast oil change” business through owned and franchised service centers operating under the Valvoline Instant Oil Change name.

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

The following table presents for each segment sales and operating revenue, operating income and other statistical information for the three months ended December 31, 2007 and 2006, respectively.

(In millions - unaudited)	2007	2006

SALES AND OPERATING REVENUES
Performance Materials	$371	$366
Distribution	990	948
Valvoline	380	351
Water Technologies	206	179
Intersegment sales (a)
Performance Materials	(37)	(35)
Distribution	(3)	(5)
Valvoline	(2)	(1)
	$1,905	$1,803
OPERATING INCOME
Performance Materials	$12	$26
Distribution	6	14
Valvoline	20	18
Water Technologies	5	5
Unallocated and other	3	(5)
	$46	$58

(a)      Intersegment sales are accounted for at prices that approximate market value.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – SEGMENT INFORMATION (continued)

(In millions - unaudited)	2007	2006

PERFORMANCE MATERIALS (a)
Sales per shipping day	$6.0	$6.0
Pounds sold per shipping day	4.6	5.0
Gross profit as a percent of sales	18.2%	21.1%
DISTRIBUTION (a)
Sales per shipping day	$16.0	$15.5
Pounds sold per shipping day	18.7	19.1
Gross profit as a percent of sales	7.5%	8.6%
VALVOLINE (a)
Lubricant sales (gallons)	39.9	38.5
Premium lubricants (percent of U.S. branded volumes)	23.0%	21.9%
Gross profit as a percent of sales	24.7%	23.8%
WATER TECHNOLOGIES (a)
Sales per shipping day	$3.3	$2.9
Gross profit as a percent of sales	39.3%	40.4%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Ashland reported income from continuing operations of $38 million for the quarter ended December 31, 2007 compared to $53 million for the quarter ended December 31, 2006.  The primary factors leading to the $15 million decrease in the current quarter were a $12 million decline in operating income and a $4 million decrease in net interest and other financing income.  The decrease in operating income was partially due to a $6 million increase in depreciation expense associated with the implementation of the SAP™ enterprise resource planning system.  In addition, operating income decreased $3 million due to the elimination in the September 2007 quarter of the one-month financial reporting lag for wholly owned entities outside North America, which caused the seasonally weaker month of December for non-North American operations to be reported in the current quarter versus the seasonally stronger month of September in the prior year’s quarter.  The effective tax rate for the current quarter increased six percentage points to 34.8% from 28.6% in the prior year’s quarter.  Ashland’s net income decreased $16 million to $33 million for the December 2007 quarter, compared to $49 million for the December 2006 quarter.  The loss from discontinued operations increased to $5 million in the current period from $4 million in the December 2006 quarter.  The results from discontinued operations for both periods primarily related to post-closing tax adjustments on the sale of Ashland Paving And Construction, Inc. (APAC), which was sold in August 2006.

Compared to the prior year’s quarter, operating income decreased 21% to $46 million primarily due to decreases in Performance Materials and Distribution.  Unfavorable conditions in the North American building and construction and transportation markets continued to adversely affect Distribution’s and Performance Materials’ results.  Valvoline reported a record first quarter as it benefited from both revenue and volume growth during the quarter.  Water Technologies’ earnings were consistent with prior year’s quarter despite the ongoing implementation of its business model redesign.

During the December 2007 quarter, Water Technologies’ financial reporting structure was realigned to match the business model redesign currently being implemented.  The previous division alignment within this segment of Drew Marine, Drew Industrial and Environmental and Process Solutions was eliminated.  In order to capture efficiencies and take advantage of its significant scale, the business will operate as one unified division.

Performance Materials

Performance Materials reported operating income of $12 million for the December 2007 quarter which was a 54% decrease from the $26 million reported for the December 2006 quarter.  Increased pricing and a favorable foreign currency exchange rate during the current quarter increased sales and operating revenues 1% to $371 million, from $366 million in the December 2006 quarter.  Unit volume decreased 8% to 4.6 million pounds per shipping day in the December 2007 quarter from 5.0 million pounds per shipping day in the December 2006 quarter, resulting in a $7 million decline in operating income.  The decline was primarily due to weakness in the North American automotive, marine and construction markets.  Rising material and manufacturing costs, combined with lower plant utilization, contributed to the decline in gross profit as a percent of sales, decreasing from 21.1% in the prior quarter to 18.2% during the current quarter, which resulted in a $5 million decline in operating income.  Selling, general and administrative expenses increased $2 million during the quarter primarily due to various investments in growth initiatives.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Distribution

Distribution earned operating income of $6 million in the December 2007 quarter, a 57% decrease from $14 million in the December 2006 quarter.  Sales and operating revenues increased 4% from $948 million in the December 2006 quarter to a record $990 million for the December 2007 quarter.  Pounds sold per shipping day decreased 2% in the current quarter to 18.7 million pounds from 19.1 million pounds in the December 2006 quarter, reflecting continued weakness in the U.S. transportation and building and construction markets, resulting in a $2 million decline in operating income.  Gross profit as a percent of sales decreased from 8.6% to 7.5% in the current quarter.  While selling prices increased, unit gross margin remained constant, causing gross profit as a percent of sales to decline.  This accounted for two-thirds of the 110-basis-point decrease in gross profit as a percent of sales.  The remaining decrease was a result of increased warehousing and delivery expense.  The decline in gross profit as a percent of sales lowered operating income by $5 million compared to the December 2006 quarter.  Selling, general and administrative expenses increased $1 million, or less than 1%, comparing the current period to the prior period.

Valvoline

Valvoline reported record operating income of $20 million for the current quarter, compared to the previous record of $18 million in the December 2006 quarter.  Sales and operating revenues increased 8% over the December 2006 quarter to $380 million reflecting a 4% increase in lubricant sales gallons to 39.9 million gallons compared to 38.5 million gallons in the prior period.  The improvement in volume resulted in a $2 million increase to operating income.  Gross profit as a percent of sales increased to 24.7% from 23.8% in the December 2006 quarter, primarily due to improved product mix and gross margins from international operations.  The increase in gross profit as a percent of sales during the current quarter contributed $6 million to operating income.  Selling, general and administrative expenses increased $6 million during the current quarter primarily due to higher advertising and promotion expenses.  Increased profitability during the current quarter was due, in part, to a 162% increase in operating income from Valvoline Instant Oil Change, which reflected a higher average ticket price and an increase in the number of oil changes per store per day.

Water Technologies

Water Technologies recorded operating income of $5 million for both the December 2007 and 2006 quarters.  Sales and operating revenues increased to $206 million in the current quarter compared to $179 million in the prior year’s quarter, resulting in an additional $6 million of operating income.  Approximately half of the 15% increase in sales and operating revenues related to changes in foreign currency exchange rates.  Gross profit as a percent of sales decreased to 39.3% from 40.4%, reflecting a rising raw material cost environment, which resulted in a $2 million decline in operating income.  Selling, general and administrative expenses increased $4 million during the quarter, primarily due to increasing sales and operating revenues as well as additional implementation costs related to the ongoing business model redesign.

Unallocated and other

Unallocated and other provided income in the December 2007 quarter of $3 million compared to $5 million of expense in the December 2006 quarter.  When compared to the prior year’s quarter, the current quarter included a favorable $8 million change in deferred compensation, which generally tracks movement in the market value of Ashland Common Stock.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Net interest and other financing income

Net interest and other financing income amounted to $12 million in the December 2007 quarter, compared to $16 million in the December 2006 quarter.  This decrease is primarily due to a $3 million decrease in interest income during the current quarter, reflecting the lower interest rate environment for short-term investment instruments compared to the prior period rates.

Income taxes

Ashland’s effective income tax rate was 34.8% for the December 2007 quarter, compared to 28.6% for the December 2006 quarter.  The increase in the effective tax rate for the current quarter is primarily due to the significant tax benefit that was included in the prior period quarter from the October 2006 special dividend payment on shares of Ashland Common Stock held in Ashland’s leveraged employee stock ownership plan.  For further information on this special dividend see Note K of Notes to the Condensed Consolidated Financial Statements.

Discontinued operations (net of income taxes)

A loss from discontinued operations of $5 million and $4 million was recorded in the December 2007 and 2006 quarters, respectively.  These losses primarily reflect post-closing tax adjustments to the gain on the sale of APAC, which was recorded in the September 2006 quarter.  For further information on the sale of APAC and its classification as a discontinued operation see Note C of Notes to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION

Liquidity

Cash flows from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $69 million for the three months ended December 31, 2007, compared to a cash outflow of $122 million for the three months ended December 31, 2006.  The cash inflow during the current quarter primarily reflects an improvement in working capital compared to the prior year’s quarter as the cash outflow for operating assets and liabilities decreased from a $212 million cash outflow in the December 2006 quarter to a $5 million cash outflow in the December 2007 quarter.

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

In April 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $101 million for letters of credit outstanding under the credit agreement at December 31, 2007.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.7 billion at December 31, 2007, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity  (continued)

At December 31, 2007 working capital (excluding debt due within one year) amounted to $2,197 million, compared to $2,129 million at September 30, 2007 and $1,945 million at December 31, 2006.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation.  That method valued inventories below their replacement costs by $168 million at December 31, 2007, $155 million at September 30, 2007 and $144 million at December 31, 2006.  Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 235% of current liabilities at December 31, 2007, compared to 219% at September 30, 2007 and 213% at December 31, 2006.

Capital resources

On September 14, 2006 Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend.  Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million, which was paid on October 25, 2006.  Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland’s Board of Directors.  See Note K of Notes to Condensed Consolidated Financial Statements for a description of Ashland’s share repurchase programs.

Ashland repurchased 4.7 million shares for $288 million in the December 2006 quarter.  Since the inception of the first described share repurchase program on July 21, 2005 through the completion of the second share repurchase program on December 19, 2006, Ashland repurchased a total of 13.2 million shares at a cost of $793 million.  These repurchases represented approximately 18% of shares outstanding on June 30, 2005.  The stock repurchase actions were consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

For the three months ended December 31, 2007, property additions amounted to $42 million, compared to $35 million for the same period last year.  Ashland anticipates meeting its remaining 2008 capital requirements for property additions and dividends from internally generated funds.  Ashland’s debt level amounted to $69 million at December 31, 2007, compared to $69 million at September 30, 2007 and $77 million at December 31, 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

During the December 2007 quarter, Ashland adopted the provisions of FIN 48 as discussed in Note H of Notes to Condensed Consolidated Financial Statements.  There have been no other material changes in the critical accounting policies described in Management’s Discussion and Analysis (MD&A) in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  For a discussion of Ashland’s asbestos-related litigation and environmental remediation matters, see Note M of Notes to the Condensed Consolidated Financial Statements.

OUTLOOK

Ashland is focused on continuing to grow as a diversified, global chemical company, both organically and through acquisitions.  Ashland is dedicated to deliver needed solutions to its customers while its strong financial position, with cash and short-term investments in excess of $1 billion, and balanced approach to growth should create value for its investors in the current liquidity-constrained environment.

Although Performance Materials is exposed to cyclical periods within the global economy due to considerable exposure to the construction and transportation industries, as the current quarter results indicate, this business should continue to benefit from the increasing use of composites and adhesives in a variety of markets and applications.  This broad product mix, which is more premium-focused than in prior

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

OUTLOOK (continued)

economic declines, and recent international growth have diversified the business to help alleviate the effects of domestic economic downturns.

Distribution’s business improved sequentially during the first quarter, historically its most difficult, despite the downturn in the U.S. industrial economy and the diminishing impact of the termination of a major North American plastics supply contract last March.  Approximately 50% of Distribution’s business is derived from the U.S. transportation and building and construction markets.  As a result, Distribution’s performance is largely contingent on the overall strength of these key markets.  To increase profitability in these difficult market conditions, Distribution will continue to focus on improving its gross profit as a percent of sales and expanding efficiencies in supply chain integration and operational consolidation.

Valvoline reported another record December quarter during the current period and has generally been a steady contributor to Ashland’s operating results, with the exception being in fiscal 2006, when severe hurricane-related supply disruptions caused base oil costs to rise faster than Valvoline could implement price increases.  Valvoline did receive two base oil cost increases during the current quarter.  In response to these and other prior increases received, Valvoline announced selling price increases on lubricant products effective early in the second quarter.  These price increases are expected to stabilize Valvoline’s gross profit margin and help maintain solid operating results in the upcoming quarters.

Water Technologies’ performance was consistent with prior year’s quarter despite the ongoing business model redesign.  This business, by the nature of its operations, is less cyclical than Ashland’s other businesses and provides less downside risk in an economic decline.  With Water Technologies still experiencing a rising raw material cost environment, an increase in selling prices was recently announced, which reflects the current market conditions.  These price increases, coupled with stable raw material costs, should provide some positive impact on the gross profit as a percent of sales, while increased focus on selling, general and administrative costs should improve operational efficiency.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to Ashland’s operating performance.  These estimates are based upon a number of assumptions, including those mentioned within MD&A.  Such estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters).  Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved.  This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur.  Other factors and risks affecting Ashland are contained in Risks and Uncertainties in Note A of Notes to Consolidated Financial Statements and in Item 1A of Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  Ashland undertakes no obligation to subsequently update or revise these forward-looking statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2007 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

(b)
During the quarter ended December 31, 2007, as part of Ashland’s on-going SAP™ enterprise resource planning (ERP) project, the ERP system was implemented for the majority of Ashland’s European, Middle Eastern and African operations, including its shared service center location in the Netherlands.  As a result, internal controls in the affected operations related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system.  Although management believes internal controls have been maintained or enhanced by the ERP systems implemented during the quarter, the controls in the newly upgraded environments have not been completely tested.  As such, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness.  Management will perform tests of controls relating to the new SAP™ environment in these business units over the course of fiscal 2008.  Otherwise, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding 100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed.  Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 42,300 active lawsuits pending as of December 31, 2007. In these active lawsuits, approximately 0.7% of the active lawsuits involve claims between $0 and $100,000; approximately 1.8% of the active lawsuits involve claims between $100,000 and $1 million; less than 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.1% of the active lawsuits involve claims between $5 million and $10 million; approximately 1.1% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

For additional information regarding liabilities arising from asbestos-related litigation, see Note M of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.

Foundry Class Action – In response to an investigation by the United States Department of Justice that was closed in 2006 without criminal or civil allegations being made by the government, several foundry owners filed lawsuits seeking class action status for classes of customers of foundry resins manufacturers such as Ashland.  In May 2007, the United States District Court, Southern District of Ohio entered an order certifying a class for the civil lawsuits.  In December 2007, Ashland and the class plaintiffs agreed to settle the claims asserted against Ashland in the litigation for $7.9 million.  The terms of this settlement agreement have been accepted by the Court, and Ashland has funded the settlement.

Environmental Proceedings – (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of December 31, 2007, Ashland had been named a PRP at 72 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (“USEPA”) or a state agency, in which Ashland is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

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

For additional information regarding environmental matters and reserves, see Note M of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.

MTBE Litigation – Ashland is a defendant along with many other companies in approximately 30 cases alleging methyl tertiary-butyl ether (“MTBE”) contamination in groundwater.  Nearly all of these cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings.  The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for introducing a defective product into the stream of commerce.  Ashland’s involvement in these cases relates to gasoline containing MTBE allegedly produced and sold by Ashland, or one or more of its subsidiaries, in the period prior to the formation of Marathon Ashland Petroleum LLC (“MAP”).  Ashland only distributed MTBE or gasoline containing MTBE in a limited number of states and has been dismissed in a number of cases in which it was established that Ashland did not market MTBE or gasoline containing MTBE in the state or region at issue.  The MTBE cases seek both compensatory and punitive damages under a variety of statutory and common law theories.

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

ITEM 1A.  RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Form 10-K for the year ended September 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2008, Ashland’s Annual Meeting of Shareholders was held at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m.  The following are the results of the shareholder vote at the meeting:

1)	Bernadine P. Healy, Kathleen Ligocki, James J. O'Brien and Barry W. Perry were elected as Class I directors to a three-year term with the vote totals referenced below.

	Votes
	Affirmative	Withheld
Bernadine P. Healy	55,260,293	1,725,101
Kathleen Ligocki	45,670,820	11,314,574
James J. O’Brien	53,713,235	3,272,159
Barry W. Perry	46,309,441	10,675,953

Roger W. Hale, Mannie L. Jackson, George A. Schaefer, Jr., Theodore M. Solso, John F. Turner and Michael J. Ward continue to serve as directors.

2)	The appointment of Ernst & Young LLP as independent auditors for fiscal year ending September 30, 2008, was ratified by a vote of 56,116,054 shares voting for, 422,525 shares voting against, and 446,817 shares abstaining.

3)
A shareholder proposal to initiate the appropriate process to implement majority voting for election of directors was approved by Ashland’s shareholders by a vote of 32,790,808 shares voting for, 18,722,964 shares voting against, and 948,978 shares abstaining.

ITEM 6.  EXHIBITS

(a)	Exhibits

10	Amendment No. 1 to First Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

February 8, 2008	/s/ J. Marvin Quin
J. Marvin Quin
Senior Vice President and Chief Financial Officer
(on behalf of the Registrant, and as principal
financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

10	Amendment No. 1 to First Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and J. Marvin Quin, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.