Form 10-Q
period 2008-03-31
ASHLAND INC.
filed 2008-05-09
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 1-32532

ASHLAND INC.

(a Kentucky corporation)
I.R.S. No. 20-0865835

50 E. RiverCenter Boulevard
P.O. Box 391
Covington, Kentucky 41012-0391
Telephone Number (859) 815-3333

Indicate by check  mark  whether the Registrant: (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

At March 31, 2008, there were 62,932,969 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2008	2007	2008	2007

SALES AND OPERATING REVENUES	$2,059	$1,915	$3,964	$3,717

COSTS AND EXPENSES
Cost of sales and operating expenses	1,725	1,575	3,314	3,064
Selling, general and administrative expenses (a)	292	309	573	574
	2,017	1,884	3,887	3,638
EQUITY AND OTHER INCOME	10	10	21	20

OPERATING INCOME	52	41	98	99
Gain (loss) on the MAP Transaction (b)	22	(4)	22	(4)
Net interest and other financing income	8	9	21	25
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	82	46	141	120
Income tax expense - Note I	10	15	31	36
INCOME FROM CONTINUING OPERATIONS	72	31	110	84
Income (loss) from discontinued operations (net of income taxes) - Note D (c)	-	18	(5)	14
NET INCOME	$72	$49	$105	$98

BASIC EARNINGS PER SHARE - Note J
Income from continuing operations	$1.14	$.49	$1.76	$1.32
Income (loss) from discontinued operations	-	.29	(.09)	.23
Net income	$1.14	$.78	$1.67	$1.55

DILUTED EARNINGS PER SHARE - Note J
Income from continuing operations	$1.13	$.49	$1.74	$1.30
Income (loss) from discontinued operations	-	.28	(.09)	.22
Net income	$1.13	$.77	$1.65	$1.52

DIVIDENDS PAID PER COMMON SHARE	$.275	$.275	$.55	$.55

(a)
The three and six months ended March 31, 2007 includes a $25 million charge for costs associated with Ashland’s voluntary severance offer.  See Note E of the Notes to Condensed Consolidated Financial Statements for further information.

(b)
“MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation.  The income for the current periods presented is primarily due to a $23 million gain associated with a tax settlement agreement entered into with Marathon Oil Corporation, relating to four specific tax areas, that supplement the original Tax Matters Agreement from the initial MAP Transaction.  For further information on this tax settlement agreement see Note E of the Notes to Condensed Consolidated Financial Statements.  The loss in the prior periods presented reflects adjustments in the recorded receivable for future estimated tax deductions related primarily to environmental and other postretirement reserves.

(c)
The three and six months ended March 31, 2007 includes income of $18 million, net of income taxes, from an increase in Ashland’s asbestos insurance receivable.  For further information on discontinued operations see Note D of the Notes to Condensed Consolidated Financial Statements.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30	March 31
(In millions - unaudited)	2008	2007	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$847	$897	$584
Available-for-sale securities - Note C	74	155	371
Accounts receivable	1,544	1,508	1,490
Allowance for doubtful accounts	(46)	(41)	(42)
Inventories - Note G	545	610	576
Deferred income taxes	68	69	86
Other current assets	83	78	79
	3,115	3,276	3,144
INVESTMENTS AND OTHER ASSETS
Auction rate securities - Note C	254	-	-
Goodwill and other intangibles - Note H	385	377	375
Asbestos insurance receivable (noncurrent portion) - Note N	443	458	449
Deferred income taxes	145	157	194
Other noncurrent assets	421	435	438
	1,648	1,427	1,456
PROPERTY, PLANT AND EQUIPMENT
Cost	2,178	2,125	2,045
Accumulated depreciation and amortization	(1,163)	(1,142)	(1,088)
	1,015	983	957

	$5,778	$5,686	$5,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$3	$5	$10
Trade and other payables	1,129	1,141	1,143
Income taxes	4	6	22
	1,136	1,152	1,175
NONCURRENT LIABILITIES
Long-term debt (less current portion)	64	64	67
Employee benefit obligations - Note K	259	255	318
Asbestos litigation reserve (noncurrent portion) - Note N	539	560	569
Other noncurrent liabilities and deferred credits	484	501	507
	1,346	1,380	1,461

STOCKHOLDERS’ EQUITY	3,296	3,154	2,921

	$5,778	$5,686	$5,557

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	(a)	Total

BALANCE AT SEPTEMBER 30, 2006	$1	$240	$2,899	$(44)		$3,096
Total comprehensive income (b)			98	15		113
Cash dividends, $.55 per common share		(1)	(34)			(35)
Issued 629,375 common shares under
stock incentive and other plans (c)		35				35
Repurchase of 4,712,000 common shares		(267)	(21)			(288)
BALANCE AT MARCH 31, 2007	$1	$7	$2,942	$(29)		$2,921

BALANCE AT SEPTEMBER 30, 2007	$1	$16	$3,040	$97		$3,154
Total comprehensive income (b)			105	67		172
Cash dividends, $.55 per common share			(35)			(35)
Issued 58,964 common shares under
stock incentive and other plans (c)		5				5
BALANCE AT MARCH 31, 2008	$1	$21	$3,110	$164		$3,296

(a)
At March 31, 2008 and 2007, the accumulated other comprehensive income (after-tax) of $164 million for 2008 and loss (after-tax) of $29 million for 2007 was comprised of pension and postretirement obligations of $55 million for 2008 and a minimum pension liability of $113 million for 2007, net unrealized translation gains of $223 million for 2008 and $85 million for 2007, net unrealized losses on available-for-sale securities of $4 million for 2008, and net unrealized losses on cash flow hedges of $1 million for 2007.

(b)	Reconciliations of net income to total comprehensive income follow.

	Three months ended March 31		Six months ended March 31
(In millions)	2008	2007	2008	2007

Net income	$72	$49	$105	$98
Unrealized translation gains	35	4	71	13
Related tax benefit	-	-	-	1
Net unrealized gains on cash flow hedges	-	-	-	1
Net unrealized losses on available-for-sale securities	(6)	-	(6)	-
Related tax benefit	2	-	2	-
Total comprehensive income	$103	$53	$172	$113

(c)	Includes income tax benefits resulting from the exercise of stock options of $2 million and $11 million for the six months ended March 31, 2008 and 2007, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$105	$98
Loss (income) from discontinued operations (net of income taxes)	5	(14)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	71	57
Deferred income taxes	13	(1)
Equity income from affiliates	(11)	(6)
Distributions from equity affiliates	5	3
(Gain) loss on the MAP Transaction	(22)	4
Change in operating assets and liabilities (a)	60	(223)
Other items	-	(1)
	226	(83)
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of common stock	2	17
Excess tax benefits related to share-based payments	1	8
Repayment of long-term debt	(3)	(5)
Repurchase of common stock	-	(288)
Cash dividends paid	(35)	(709)
	(35)	(977)
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(85)	(66)
Purchase of operations - net of cash acquired	(4)	(73)
Proceeds from sale of operations	26	1
Purchases of available-for-sale securities	(435)	(306)
Proceeds from sales and maturities of available-for-sale securities	255	286
Other items	7	12
	(236)	(146)
CASH USED BY CONTINUING OPERATIONS	(45)	(1,206)
Cash used by discontinued operations
Operating cash flows	(5)	(2)
Investing cash flows	-	(28)
DECREASE IN CASH AND CASH EQUIVALENTS	(50)	(1,236)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	897	1,820

CASH AND CASH EQUIVALENTS - END OF PERIOD	$847	$584

(a)      Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  Results of operations for the period ended March 31, 2008, are not necessarily indicative of results to be expected for the year ending September 30, 2008.  Certain prior period data has been reclassified in the condensed consolidated financial statements and accompanying footnotes to conform to current period presentation.  Equity and other income, which previously had been classified within the revenue caption of the Statements of Consolidated Income, has been combined and reclassified as a separate caption above operating income within this financial statement.

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

NOTE B – NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standard No. 109 (FAS 109), “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Ashland adopted the provisions of FIN 48 effective October 1, 2007.  The cumulative effect of adoption of FIN 48 resulted in a reduction to the October 1, 2007 opening retained earnings balance of less than $1 million.  For additional information on the adoption and implementation of this Interpretation see Note I.

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

In March 2008, the FASB issued Financial Accounting Standard No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities.”  FAS 161 requires enhanced disclosures for derivative and hedging activities by providing qualitative information about the objectives and strategies for using derivatives, quantitative data about the fair value of the gains and losses on derivative contracts, and details of credit risk related to contingent features of hedged positions.  This Statement also requires Ashland to disclose more information about the location and amounts of derivative instruments in the condensed consolidated financial statements and how derivatives and related hedges are accounted for under

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – NEW ACCOUNTING STANDARDS (continued)

FAS 133.  FAS 161 becomes effective for Ashland on January 1, 2009.  Ashland is currently in the process of determining the effect, if any, the adoption of FAS 161 will have on the condensed consolidated financial statements.

NOTE C – INVESTMENT SECURITIES

Investment securities are classified as held-to-maturity or available-for-sale on the date of purchase in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Ashland did not have any securities classified as held-to-maturity as of March 31, 2008, September 30, 2007 or March 31, 2007.  Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income (loss), a component of stockholders’ equity.

At March 31, 2008, available-for-sale securities totaled $328 million, of which $254 million were classified as long-term.  Available-for-sale securities were $155 million and $371 million as of September 30, 2007 and March 31, 2007, respectively.  At March 31, 2008, Ashland held at par value $260 million of student loan auction rate securities for which there was not an active market.  As a result of liquidity concerns within the current auction rate securities market affecting the securities’ fair value, Ashland recorded, as a component of stockholders’ equity, a temporary $6 million unrealized loss on the portfolio.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since February 2008, the market for auction rate securities has failed to achieve equilibrium and, as a result, Ashland determined that a temporary adjustment to the par value of these securities was required until the liquidity of the market returns.  Ashland’s current estimate of fair value for auction rate securities is based on an internal discounted cash flow model, given the current lack of observable market information.  The assumptions within the model include credit quality, liquidity, estimates on the probability of the issue being called prior to final maturity, and the impact due to extended periods of maximum auction rates.

Due to the current uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend over a twelve-month period.  As a result, Ashland reclassified these instruments from short-term available-for-sale securities to long-term auction rate securities as of March 31, 2008 in Ashland’s Condensed Consolidated Balance Sheet.

NOTE D – DISCONTINUED OPERATIONS

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, Ashland Paving And Construction, Inc. (APAC) to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The operating results and assets and liabilities related to APAC have been previously reflected as discontinued operations in the condensed consolidated financial statements.  Ashland has made adjustments to the gain on the sale of APAC, relating to the tax effects of the sale, during the six months ended March 31, 2008 and 2007.  Such adjustments may continue to occur in future periods.  Adjustments to the gain are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary.  During the March 2007 quarter, Ashland recorded income from asbestos-related items primarily due to an increase in the insurance receivable, which reflected improved credit quality.  See Note N for further discussion of Ashland’s asbestos-related activity.

Components of amounts in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and six months ended March 31, 2008 and 2007.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DISCONTINUED OPERATIONS (continued)

	Three months ended March 31		Six months ended March 31
(In millions)	2008	2007	2008	2007
Income from discontinued operations (net of income taxes)
Asbestos-related litigation reserves and expenses	$-	$18	$-	$18
Loss on disposal of discontinued operations (net of income taxes)
APAC	-	-	(5)	(4)

NOTE E – ACQUISITIONS AND DIVESTITURES

Acquisitions

In December 2006, Ashland Specialty Polymers and Adhesives, a business unit of Performance Materials, acquired Northwest Coatings of Oak Creek, Wisconsin, a formulator and manufacturer of adhesives and coatings employing ultraviolet and electron beam (UV/EB) polymerization technologies from Caltius Equity Partners.  The transaction, which included production facilities in Milwaukee, Wisconsin and Greensboro, North Carolina, was valued at $74 million.  At the time this purchase transaction was announced, Northwest Coatings had trailing twelve month sales of approximately $40 million.

Divestitures

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle.  The operating results and assets and liabilities related to APAC have been previously reflected as discontinued operations in the condensed consolidated financial statements.  For further information on this transaction see Note D.

As a result of the APAC divestiture in August 2006, it was determined that certain identified corporate costs that had been previously allocated to this business needed to be eliminated to maintain Ashland’s overall competitiveness.  As a means to eliminate these costs, Ashland offered an enhanced early retirement or voluntary severance opportunity to administrative and corporate employees during fiscal year 2007.  In total, Ashland accepted voluntary severance offers from 172 employees under the program.  As a result, a $25 million pretax charge was recorded for severance, pension and other postretirement benefit costs during the March 2007 quarter.  This cost was classified in the selling, general and administrative expense caption of the Statements of Consolidated Income and grouped within “Unallocated and other” for segment presentation purposes. The termination dates for employees participating in the program were completed and all amounts paid by the end of the March 2008 quarter.

On June 30, 2005, Ashland completed the transfer of its 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation (Marathon) in a transaction valued at approximately $3.7 billion (the MAP Transaction).  The MAP Transaction was structured to be generally non-taxable to Ashland.  Pursuant to a Tax Matters Agreement between Ashland and Marathon related to the MAP Transaction, Marathon obtained tax deductions for certain of Ashland’s federal and state tax attributes which arose prior to June 30, 2005 and has agreed to compensate Ashland for the tax benefit of these items.  During the March 2008 quarter, Ashland and Marathon agreed to a tax related settlement with respect to four specific tax attributes and deductions subject to the terms of this Tax Matters Agreement.  These tax attributes and deductions were originally scheduled to be reimbursed periodically at much later points in the future, some with the potential of greater than 20 or more years.  The effect of this settlement accelerated Marathon’s reimbursement to Ashland for certain of these deductions, resulting in the receipt of $26 million in cash from Marathon representing the present value of the future deductions.  As a result, Ashland recognized a gain on the MAP Transaction of $23 million during the current quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT

In April 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $101 million for letters of credit outstanding under the credit agreement at March 31, 2008.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.9 billion at March 31, 2008, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.

In the past Ashland entered into in-substance defeasance investments of approximately $57 million to repay current and long-term debt that had a carrying value of $49 million on the Condensed Consolidated Balance Sheet.  Because the transactions were not a legal defeasance, the investments have been placed into a trust that is exclusively restricted to future obligations and repayments related to these debt instruments.  The investments have been classified on the Condensed Consolidated Balance Sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.  At March 31, 2008, September 30, 2007 and March 31, 2007, the carrying value of the investments to defease debt was $36 million, $40 million and $45 million, respectively.  The carrying value of the debt was $31 million, $34 million and $39 million as of March 31, 2008, September 30, 2007 and March 31, 2007, respectively.

NOTE G – INVENTORIES

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

	March 31	September 30	March 31
(In millions)	2008	2007	2007
Chemicals and plastics	$573	$625	$568
Lubricants	93	86	89
Other products and supplies	50	54	60
Excess of replacement costs over LIFO carrying values	(171)	(155)	(141)
	$545	$610	$576

NOTE H – GOODWILL AND OTHER INTANGIBLES

In accordance with Financial Accounting Standard No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” Ashland conducts an annual review for impairment.  Impairment is to be examined more frequently if certain indicators are encountered.  In accordance with FAS 142, Ashland reviewed goodwill for impairment based on reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level.  Ashland has completed its most recent annual goodwill impairment test required by FAS 142 as of July 1, 2007 and has determined that no impairment exists.  The following is a progression of goodwill by segment for the six months ended March 31, 2008 and 2007.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

	Performance			Water
(In millions)	Materials	Distribution	Valvoline	Technologies	Total
Balance at September 30, 2007	$166	$1	$30	$71	$268
Currency translation adjustment	8	-	-	3	11
Balance at March 31, 2008	$174	$1	$30	$74	$279

	Performance			Water
(In millions)	Materials	Distribution	Valvoline	Technologies	Total
Balance at September 30, 2006	$110	$1	$29	$70	$210
Acquisitions	49	-	1	(1)	49
Currency translation adjustment	-	-	-	1	1
Balance at March 31, 2007	$159	$1	$30	$70	$260

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

Intangible assets were comprised of the following as of March 31, 2008 and 2007.

	2008			2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$63	$(20)	$43	$65	$(20)	$45
Intellectual property	49	(19)	30	40	(7)	33
Other intangibles	49	(16)	33	49	(12)	37
Total intangible assets	$161	$(55)	$106	$154	$(39)	$115

Amortization expense recognized on intangible assets for the six months ended March 31 was $5 million for 2008 and $4 million for 2007.  As of March 31, 2008, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $32 million as of March 31, 2008 and 2007.  In accordance with FAS 142, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life.  Estimated amortization expense for future periods is $10 million in 2008 (includes six months actual and six months estimated), $10 million in 2009, $8 million in 2010, $6 million in 2011 and $6 million in 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES

Ashland adopted the provisions of FIN 48 as of October 1, 2007.  The cumulative effect of adoption of FIN 48 resulted in a reduction to the October 1, 2007 opening retained earnings balance of less than $1 million.  FIN 48 prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized.  As of October 1, 2007, the amount of unrecognized tax benefits was $57 million, of which $30 million related to discontinued operations.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for continuing and discontinued operations was $25 million and $18 million, respectively.  The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.  Recognition of these tax benefits would not have an impact on the effective tax rate.

During the six month period ended March 31, 2008, Ashland decreased its liability for unrecognized tax benefits for continuing operations by $4 million and increased its liability for unrecognized tax benefits for discontinued operations by $5 million.

It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlement of ongoing audits.  However, Ashland does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the condensed consolidated financial statements.

Ashland recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Statements of Consolidated Income.  Ashland had approximately $15 million in interest and penalties related to unrecognized tax benefits accrued as of October 1, 2007.

Ashland or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Foreign taxing jurisdictions significant to Ashland include Australia, Canada and the Netherlands.  Ashland is subject to U.S. federal and state income tax examinations by tax authorities for periods after July 1, 2005.  With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 1999.  As a result of favorable developments in a certain foreign tax litigation case, Ashland reduced its reserves associated with this liability and recorded a $10 million gain during the March 2008 quarter.

As a result of the structure of the MAP Transaction, Marathon became primarily responsible for certain of Ashland’s federal and state tax obligations for positions taken prior to June 30, 2005.  However, pursuant to the terms of the Tax Matters Agreement, Ashland has agreed to indemnify Marathon for any obligations which arise from those positions.  Upon adoption of FIN 48, these positions, which were previously accounted for as income tax contingencies by Ashland, are no longer treated in that manner under the provisions of FIN 48.  Subsequent adjustments to these liabilities will be recorded as a component of selling, general and administrative expenses within the Statements of Consolidated Income.  In accordance with the prospective adoption requirements under the provisions of FIN 48, Ashland did not reclassify prior period expenses or income relating to these items that would have been classified within the selling, general and administrative caption if FIN 48 was applied retrospectively.  For the six months ended March 31, 2008, Ashland recorded $1 million of income relating to these items that was previously recognized as a component of income tax expense in previous periods.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share (EPS) from continuing operations.

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2008	2007	2008	2007
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$72	$31	$110	$84
Denominator
Denominator for basic EPS – Weighted average
common shares outstanding	63	63	63	63
Common shares issuable upon exercise of stock options
and stock appreciation rights	-	1	-	1
Denominator for diluted EPS – Adjusted weighted
average shares and assumed conversions	63	64	63	64

EPS from continuing operations
Basic	$1.14	$.49	$1.76	$1.32
Diluted	$1.13	$.49	$1.74	$1.30

NOTE K – EMPLOYEE BENEFIT PLANS

Presently, Ashland anticipates contributing $9 million to its non-U.S. pension plans and does not expect to contribute to its U.S. pension plans during fiscal 2008.  As of March 31, 2008, $4 million of the anticipated $9 million has been contributed to the non-U.S. plans and no contribution has been made to the U.S. plans.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2008	2007	2008	2007
Three months ended March 31
Service cost	$9	$10	$1	$1
Interest cost	24	24	2	3
Expected return on plan assets	(28)	(27)	-	-
Amortization of prior service credit	-	-	(1)	(1)
Amortization of net actuarial loss (gain)	1	7	-	-
	$6	$14	$2	$3

Six months ended March 31
Service cost	$18	$19	$3	$2
Interest cost	46	43	6	6
Expected return on plan assets	(54)	(48)	-	-
Amortization of prior service credit	-	-	(2)	(2)
Amortization of net actuarial loss (gain)	2	12	(3)	-
	$12	$26	$4	$6

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – CAPITAL STOCK

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

Ashland repurchased 4.7 million shares for $288 million for the six months ended March 31, 2007.  Since the inception of the first described share repurchase program on July 21, 2005 through the completion of the second share repurchase program on December 19, 2006, Ashland repurchased a total of 13.2 million shares at a cost of $793 million.  These repurchases represented approximately 18% of shares outstanding on June 30, 2005.  The stock repurchase actions were consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

NOTE M – EQUITY AWARDS

Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs) or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value over time or reward superior performance and encourage continued employment with Ashland.  Ashland began expensing stock awards on October 1, 2002 in accordance with Financial Accounting Standard No. 123 (FAS 123), “Accounting for Stock-Based Compensation” which was subsequently superseded by Financial Accounting Standard No. 123(R) (FAS 123(R)), “Share-Based Payment,” and recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $4 million and $5 million for each of the six month periods ended March 31, 2008 and 2007, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

Stock options and SARs

Stock options and SARs are granted to employees at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to three years.  Unexercised stock options and SARs lapse ten years after the date of grant.  SARs granted for the six months ended March 31, 2008 and 2007 were 0.4 million and 0.5 million, respectively.  As of March 31, 2008 there was $9 million of total unrecognized compensation costs related to stock options and SARs.  That cost is expected to be recognized over a weighted-average period of 2.0 years.  In accordance with FAS 123(R) Ashland estimates the fair value of stock options and SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EQUITY AWARDS (continued)

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one to seven year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends upon grant.  Nonvested stock awards granted for the six months ended March 31, 2008 and 2007 were less than 10,000 shares for each period.  As of March 31, 2008 there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES

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

Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  Since October 1, 2004, Ashland has been dismissed as a defendant in 88% of the resolved claims.  New claims filed for the six months ended March 31, 2008 and 2007 were 1,865 and 2,586 claims, respectively.  A summary of asbestos claims activity follows.

	Six months ended
	March 31		Years ended September 30
(In thousands)	2008	2007	2007	2006	2005
Open claims - beginning of period	134	162	162	184	196
New claims filed	2	3	4	6	12
Claims settled	(1)	(1)	(2)	(3)	(6)
Claims dismissed	(18)	(19)	(30)	(25)	(18)
Open claims - end of period	117	145	134	162	184

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2008	2007	2007	2006	2005
Asbestos reserve - beginning of period	$610	$635	$635	$571	$618
Expense incurred	-	-	5	104	-
Amounts paid	(21)	(16)	(30)	(40)	(47)
Asbestos reserve - end of period	$589	$619	$610	$635	$571

Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A) to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions.  The methodology used by HR&A to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense and claim settlement costs.  Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  Total reserves for asbestos claims were $589 million at March 31, 2008, compared to $610 million at September 30, 2007 and $619 million at March 31, 2007.

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

Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 67% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which 86% had a credit rating of A or higher by A. M. Best, as of the latest annual assessment in the June 2007 quarter.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, which is reinsured by Equitas Limited (Equitas).  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers.  During the March 2007 quarter, a significant amount of Equitas’ reinsurance of liabilities became reinsured by National Indemnity Corporation, a member of the Berkshire Hathaway group of insurance companies with a current A. M. Best rating of A++.  As a result, Ashland reassessed its assumptions for the receivable recorded from Equitas, and due to the improved credit quality of this portion of the receivable, Ashland increased its recorded receivable by $21 million during the March 2007 quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

At March 31, 2008, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $473 million, of which $73 million relates to costs previously paid.  Receivables from insurers amounted to $488 million at September 30, 2007 and $479 million at March 31, 2007.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2008, such locations included 76 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 111 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 163 are being actively remediated.  Ashland’s reserves for environmental remediation amounted to $165 million at March 31, 2008 compared to $174 million at September 30, 2007 and $190 million at March 31, 2007, of which $144 million at March 31, 2008, $153 million at September 30, 2007 and $159 million at March 31, 2007 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.  The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At March 31, 2008, September 30, 2007 and March 31, 2007, Ashland’s recorded receivable for these probable insurance recoveries was $42 million, $44 million and $38 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $5 million and $6 million for the six months ended March 31, 2008 and 2007, respectively.  Environmental remediation expense, net of receivable activity, was $3 million and $8 million for the six months ended March 31, 2008 and 2007, respectively.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $260 million.  No individual remediation location is material, as the largest reserve for any site does not exceed 10% of the remediation reserve.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – SEGMENT INFORMATION

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

The following table presents for each segment sales and operating revenue and operating income for the three and six months ended March 31, 2008 and 2007, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – SEGMENT INFORMATION (continued)

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2008	2007	2008	2007

SALES AND OPERATING REVENUES
Performance Materials	$398	$376	$769	$742
Distribution	1,082	1,008	2,072	1,956
Valvoline	401	382	781	734
Water Technologies	217	190	423	368
Intersegment sales (a)
Performance Materials	(35)	(39)	(72)	(75)
Distribution	(2)	(2)	(5)	(6)
Valvoline	-	-	(1)	(1)
Water Technologies	(2)	-	(3)	(1)
	$2,059	$1,915	$3,964	$3,717
OPERATING INCOME
Performance Materials	$20	$23	$31	$48
Distribution	13	20	19	34
Valvoline	24	22	44	40
Water Technologies	(2)	6	3	12
Unallocated and other	(3)	(30)	1	(35)
	$52	$41	$98	$99

(a)   Intersegment sales are accounted for at prices that approximate market value.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table shows information by industry segment for the three and six months ended March 31, 2008 and 2007, respectively.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2008	2007	2008	2007

PERFORMANCE MATERIALS (a)
Sales per shipping day	$6.3	$5.9	$6.2	$5.9
Pounds sold per shipping day	4.8	4.7	4.7	4.8
Gross profit as a percent of sales	18.1%	20.5%	18.1%	20.8%
DISTRIBUTION (a)
Sales per shipping day	$17.2	$15.7	$16.6	$15.6
Pounds sold per shipping day	18.9	19.8	18.8	19.4
Gross profit as a percent of sales	7.7%	9.0%	7.6%	8.8%
VALVOLINE (a)
Lubricant sales (gallons)	42.1	41.8	81.9	80.4
Premium lubricants (percent of U.S. branded volumes)	25.7%	23.3%	24.4%	22.5%
Gross profit as a percent of sales	24.4%	25.6%	24.6%	24.7%
WATER TECHNOLOGIES (a)
Sales per shipping day	$3.5	$3.0	$3.4	$3.0
Gross profit as a percent of sales	37.3%	38.8%	38.3%	39.5%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.

RESULTS OF OPERATIONS

Current Quarter – Ashland reported income from continuing operations of $72 million, $1.13 per share, for the quarter ended March 31, 2008 compared to $31 million, or $.49 per share, for the quarter ended March 31, 2007.  The primary factors contributing to the $41 million increase in the current quarter were an $11 million increase in operating income, a $26 million income increase on the MAP Transaction and a reduction in the current period tax rate to 12.3% compared to the prior period rate of 32.9%.  The increase in operating income was primarily due to $25 million, or $.24 per share, of costs associated with Ashland’s voluntary severance offer included in the prior year’s quarter while the current year’s quarter included $5 million, or $.04 per share, of costs related to the suspension of a joint venture project.  The increase in the MAP Transaction income was primarily due to a $23 million, or $.37 per share, tax-free gain in the current quarter from the partial resolution of certain tax related matters with Marathon Oil Corporation (Marathon) related to the MAP Transaction.  The decrease in the tax rate was primarily impacted by the tax-related settlement with Marathon as well as a $10 million, or $.15 per share, reduction in tax expense associated with favorable developments regarding a certain foreign tax matter.

Ashland’s net income increased $23 million to $72 million, or $1.13 per share, for the March 2008 quarter compared to $49 million, or $.77 per share, for the March 2007 quarter.  Net income in the March 2007 quarter benefited from $18 million, or $.28 per share, of after-tax income from discontinued operations, a result of the improved credit quality of Ashland’s insurance receivable from Equitas Limited (Equitas), which provides a significant portion of Ashland’s coverage for asbestos claims.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

The continuing general weakness in the North American economy, where Ashland derives approximately 70% of its revenues, and specifically weakness in the North American construction and transportation markets, hindered Ashland’s financial performance during the current quarter.  This was somewhat offset by the strength of certain of Ashland’s non-North American markets, particularly Europe and Asia.  In addition, the global rising raw material cost environment has caused some gross profit margin contraction in each of Ashland’s business segments during the current quarter.

Operating income increased 27% to $52 million in the current quarter from $41 million during the prior year’s quarter.  Sales and operating revenues (revenues) for the current quarter were $2,059 million, a $144 million, or 8%, increase compared to the $1,915 million recorded in the prior year’s quarter.  The primary factors contributing to this revenue increase were a $103 million, or 5%, increase in price and an $81 million, or 4%, increase related to currency exchange.  These increases were slightly offset by a $36 million, or 2%, decrease in volume during the current quarter.

Cost of sales and operating expenses (cost of sales) increased 10% to $1,725 million during the current quarter compared to $1,575 million during the prior year’s quarter.  Raw material and other supply costs and currency exchange increased total costs for the quarter by $114 million, or 7%, and $65 million, or 4%, respectively, while the volume decline partially offset these increases by $32 million, or 2%.  The 10% increase in cost of sales, compared to the 8% increase in revenues during the quarter, resulted in a 1.6 percentage point decrease in consolidated gross profit margin as a percent of sales, causing a $21 million decline in operating income, excluding currency exchange.

Selling, general and administrative expenses decreased $17 million, or 6%, to $292 million during the current quarter compared to $309 million during the prior quarter.  The decrease was primarily attributable to the inclusion of a $25 million charge related to Ashland’s voluntary severance offer in the prior year’s quarter.  In addition, the current quarter included a $5 million charge related to the suspension of a joint venture project with Cargill.  These two charges, as well as the $11 million increase related to currency exchange, decreased current period selling, general and administrative charges by approximately $7 million, or 3%, compared to the prior quarter.

Year-to-Date – Income from continuing operations for the six months ended March 31, 2008, was $110 million, or $1.74 per share, a 31% increase compared to $84 million, or $1.30 per share, for the six months ended March 31, 2007.  The primary factor contributing to this increase was a $23 million, or $.37 per share, tax-free gain in the current period from the partial resolution of certain tax related matters with Marathon related to the MAP Transaction.  In addition, the current period tax rate of 21.7% declined from the prior period rate of 30.2%, primarily due to the non-taxable gain from the tax-related settlement with Marathon as well as a $10 million, or $.15 per share, reduction in tax expense associated with favorable developments regarding a certain foreign tax matter.

Ashland’s net income increased $7 million, or 7%, to $105 million, or $1.65 per share, for the current period compared to $98 million, or $1.52 per share.  Both periods’ results were affected by results of discontinued operations.  Losses of $5 million, or $.09 per share, and $4 million, or $.06 per share, were recorded in the current and prior periods, respectively, relating to post-closing tax adjustments on the sale of Ashland Paving And Construction, Inc. (APAC), which was sold in August 2006.  The prior period APAC tax adjustment was offset by $18 million, or $.28 per share, of after-tax income recorded as a result of the improved credit quality of Ashland’s insurance receivable from Equitas Limited (Equitas), which provides a significant portion of Ashland’s coverage for asbestos claims.

Operating income decreased 1% to $98 million in the current period from $99 million during the prior period.  Revenues were $3,964 million, a $247 million, or 7%, increase compared to the $3,717 million recorded in the prior year’s quarter.  The primary factors contributing to this increase in revenue were a $128 million, or 3%, increase in price and a $154 million, or 4%, increase related to currency exchange.  These increases were slightly offset by a $29 million, or 1%, decrease in volume during the current period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Cost of sales increased 8% to $3,314 million during the current period compared to $3,064 million during the prior year’s period, primarily due to increases in raw materials and other supply costs of $161 million, or 5%, and currency exchange of $123 million, or 4%.  These increases in cost of sales were partially offset by decreased volume of $32 million or 1%.  In total, the 8% increase in cost of sales, compared to the 7% increase in revenues during the current period, resulted in a 1.2 percentage point decrease in consolidated gross profit margin as a percent of sales, causing a $34 million decline in operating income, excluding currency exchange.

Selling, general and administrative expenses decreased $1 million to $573 million during the current period compared to $574 million during the prior period.  Each period had a significant non-recurring charge recorded within this caption.  During the prior period a $25 million charge related to Ashland’s voluntary severance offer was recorded.  The current period included an $8 million charge for the suspension of a joint venture project with Cargill and other costs associated with growth opportunities.  These two charges, as well as the $21 million increase in expenses related to currency exchange, decreased current period selling, general and administrative charges by $5 million, or 1%, compared to the prior period.

Business Segment Results

Performance Materials

Current Quarter – Performance Materials reported operating income of $20 million for the March 2008 quarter which represents a 13% decrease from the $23 million reported for the March 2007 quarter, reflecting weak margins in the Specialty Polymers and Adhesives business unit. Revenues increased 6% to $398 million compared to $376 million in the prior year’s quarter.  The increase in currency exchange of $20 million, or 5%, was the primary factor for revenue growth during the current quarter as price increases of $6 million were substantially offset by the decrease in mix of product sold of $4 million.  Pounds sold per shipping day increased 2% to 4.8 million compared to 4.7 million in the prior year quarter, but due to the mix of product sold, operating income declined $2 million.  Revenue and volume growth were aided by the elimination of a one-month non-North American-entity reporting lag in the fourth fiscal quarter last year, but reduced by the transfer of certain sales from Performance Materials to Water Technologies.  Excluding these effects and the impact of currency exchange, volume per day declined by 1%.

Cost of sales during the quarter increased 9% to $326 million primarily due to raw material increases of $12 million, or 4%, causing a net $6 million decline in operating income when comparing the increases in selling price.  In addition, costs of sales increased $16 million, or 6%, due to currency exchange.  In total, the 9% increase in cost of sales more than offset the 6% increase in revenue, resulting in a 2.4 percentage point decrease in the gross profit as a percent of sales during the quarter.  Selling, general and administrative expenses were flat during the quarter as increases in currency exchange of $2 million were offset by decreases in incentive compensation expenses.

Year-to-Date – Performance Materials reported operating income of $31 million for the current period, a 35% decrease from the $48 million reported during the prior period.  Revenues increased 4% to $769 million compared to $742 million in the prior year’s period.  The increase in currency exchange was the primary factor, resulting in a $42 million, or 6%, increase within revenue while the mix of product sold and volume combined for a $27 million, or 4% decrease.  Pounds sold per shipping day decreased 2% to 4.7 million compared to 4.8 million in the prior period.  This decrease, coupled with decreases from the mix of product sold in the current period, caused operating income to decline $10 million.  In addition, the acquisition of Northwest Coatings in December 2006 contributed $2 million in operating income during the current period.

Cost of sales during the period increased 7% to $630 million due to raw material increases of $21 million, or 4%, causing a net $15 million decline in operating income when comparing the increases in selling price.  In addition, increases in currency exchange increased cost of sales $34 million, or 6%, during the current period.  In total, the 7% increase in cost of sales more than offset the 4% increase in revenue, resulting in a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

2.7 percentage point decrease in the gross profit as a percent of sales during the period.  Selling, general and administrative expenses increased $4 million during the current period, primarily due to a $4 million increase related to currency exchange.

Distribution

Current Quarter – Distribution’s operating income decreased 35% from $20 million during the March 2007 quarter to $13 million during the current quarter.  Revenues increased 7% to $1,082 million compared to $1,008 million in the prior year’s quarter.  Price increases were the primary factor in revenue growth, causing a $93 million, or 9% increase, while currency exchange resulted in an additional $32 million increase.  These increases were offset by a $50 million decrease in volume, as pounds sold per shipping day decreased 5% to 18.9 million compared to 19.8 million in the prior quarter.  This decrease in volume was the most significant contributor to the $7 million decline in operating income.

Cost of sales during the quarter increased 9% to $999 million primarily due to supply cost increases of $95 million, or 10%.  The cost of sale increases in supply cost offset the selling price increases, resulting in a net $3 million decline in operating income.  Costs of sales were also impacted by a $30 million, or 3%, increase relating to currency exchange and a $43 million decline in volume.  In total, the 9% increase in cost of sales more than offset the 7% increase in revenue, resulting in a 1.3 percentage point decrease in the gross profit as a percent of sales during the quarter.  Selling, general and administrative expenses decreased $1 million during the quarter as increases in currency exchange of $2 million were offset by lower environmental remediation and other expenses.

Year-to-Date – Distribution reported operating income of $19 million for the current period, a 44% decrease from the $34 million reported during the prior period.  This decrease in operating income was primarily due to a decrease in gross profit as a percentage of sales, which decreased 1.2 percentage points from 8.8% in the prior period to 7.6% in the current period, as well as the ongoing effects of the termination of a significant supply contract with Dow Chemical that occurred on March 1, 2007.  This supply contract termination resulted in a $6 million decline in operating income between periods.  Revenues increased 6% to $2,072 million compared to $1,956 million in the prior year’s period.  Price increases accounted for $115 million of the revenue increase as currency exchange increases were offset by declining volume.  Pounds sold per shipping day decreased 3% to 18.8 million compared to 19.4 million in the prior year’s period, causing a $7 million decline in operating income.

Cost of sales during the current period increased 7% to $1,915 million due to supply cost increases of $128 million as currency exchange increases were offset by volume decreases.  The cost of sale increases in supply cost offset the selling price increases, resulting in a net $12 million decline in operating income.  In total, the 7% increase in cost of sales more than offset the 6% increase in revenue, resulting in a 1.2 percentage point decrease in the gross profit as a percent of sales during the current period.  Selling, general and administrative expenses were comparable during the prior period as increases in currency exchange of $3 million were offset by lower environmental remediation charges.  The currency exchange effect on operations during the current period increased operating income by $1 million.

Valvoline

Current Quarter – Valvoline’s operating income increased 9% to $24 million during the March 2008 quarter from $22 million during the prior quarter.  Revenues increased 5% to $401 million compared to $382 million in the prior year’s quarter.  Increases in price of $8 million, volume of $5 million and currency exchange of $12 million each contributed to the revenue growth.  These increases were offset by a $7 million decrease due to the mix of product sold, as the lubricant volume increase of 1%, to 42.1 million gallons, primarily consisted of increases within the private-label business, which carries a lower gross profit margin.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Cost of sales during the quarter increased 6% to $303 million partially due to raw material increases of $5 million during the quarter.  The increases in selling price more than offset the cost of sale increases in raw material, resulting in a net $3 million increase to operating income during the quarter.  Cost of sales were also impacted by volume increases of $5 million as well as a $9 million increase related to currency exchange.  These increases in cost of sales were slightly offset by a $1 million decrease related to the change in the mix of product sold.  The net effect from the mix of product sold during the current quarter negatively impacted operating income by $6 million.  In total, the 6% increase in cost of sales more than offset the 5% increase in revenue, resulting in a 1.2 percentage point decrease in the gross profit as a percent of sales during the quarter.  Selling, general and administrative expenses decreased $1 million during the quarter as increases in both advertising and currency exchange of $2 million each were offset by lower incentive compensation and salary and benefit charges.

Year-to-Date – Valvoline reported operating income of $44 million for the current period, a 10% increase compared to $40 million reported during the prior period. Revenues increased 6% to $781 million compared to $734 million in the prior year’s period.  Increased pricing of $13 million, volume of $25 million and currency exchange of $23 million contributed to the revenue growth.  These increases were partially offset by a $14 million decrease in the mix of product sold, as the lubricant volume increase of 2%, to 81.9 million gallons, primarily consisted of increases within the private-label business, which carries a lower gross profit margin.

Cost of sales during the current period increased 7% to $589 million partially due to raw material increases of $11 million. The increases in selling price more than offset the cost of sale increases in raw material, resulting in a net $2 million increase to operating income during the current period.  Cost of sales was also impacted by volume increases of $16 million as well as a $17 million increase related to currency exchange.  These increases in cost of sales were offset by an $8 million decrease related to the change in the mix of product sold.  The net effect from the mix of product sold during the current period, when combined with increases in volume, contributed $3 million in operating income.  The increases in revenues and cost of sales were substantially offset as gross profit as a percent of sales decreased by only a 0.1 percentage point in the current period.  Selling, general and administrative expenses increased $8 million during the current period primarily due to increases of $4 million for both advertising and currency exchange.

Water Technologies

During the December 2007 quarter, Water Technologies’ financial reporting structure was realigned to operate as one unified division in order to take advantage of its significant scale.  The previous division alignment within this segment of Drew Marine, Drew Industrial and Environmental and Process Solutions was eliminated.

Current Quarter – Water Technologies’ operating income decreased to a $2 million loss during the March 2008 quarter compared to $6 million of income during the March 2007 quarter, primarily due to increased selling, general and administrative costs. Revenues increased 14% to $217 million compared to $190 million in the prior year’s quarter.  Increases of $17 million in currency exchange and $14 million in volume were the primary factors contributing to the increased revenue.  Revenue growth was impacted during the quarter by the elimination of a one-month non-North American-entity reporting lag in the fourth fiscal quarter last year and the transfer of certain sales from Performance Materials to Water Technologies.  These effects and the impact of currency exchange increased revenues by 2%.

Cost of sales during the quarter increased 17% to $136 million, primarily due to currency exchange and volume increases of $10 million each.  Volume increases during the quarter resulted in a $5 million increase to operating income, which was offset by a $5 million decrease related to price.  In total, the 17% increase in cost of sales more than offset the 14% increase in revenue, resulting in a 1.5 percentage point decrease in the gross profit as a percent of sales during the current period.  Selling, general and administrative expenses increased $15 million during the quarter.  The currency exchange of $6 million was the primary factor

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

contributing to the expense increase, while the business realignment and further PathGuard impairments added an additional $2 million of costs.  The remaining increase was due to costs incurred to support growth in China and other international markets as well as the new enterprise resource planning system.

Year-to-Date – Water Technologies reported operating income of $3 million for the current period, a 75% decrease compared to $12 million reported during the prior period, as lower gross profit margin and increased selling, general and administrative costs were the primary factors in the decreased income. Revenues increased 15% to $423 million compared to $368 million in the prior period, primarily due to increases of approximately $31 million, or 8%, in both volume and currency exchange.  These increases were offset by an $8 million decrease in pricing.

Cost of sales during the current period increased 17% to $261 million, primarily due to an $18 million and $19 million increase related to currency exchange and volume, respectively.  The net effect of pricing caused an overall decline in operating income of $9 million during the current period while the net effect of volume contributed $12 million to operating income.  In total, the 17% increase in cost of sales more than offset the 15% increase in revenue, resulting in a 1.2 percentage point decrease in the gross profit as a percent of sales during the current period.  Selling, general and administrative expenses increased $23 million during the current period partially due to $10 million in currency exchange.  In addition, $2 million related to the transfer of certain costs from Performance Materials to Water Technologies.  The remaining difference is primarily due to additional implementation costs associated with the business model redesign as well as costs incurred to support growth initiatives in China and other international markets.

Unallocated and other

Unallocated and other expense was $3 million during the March 2008 quarter compared to $30 million in the March 2007 quarter.  The current quarter included a $5 million charge for costs associated with Ashland’s joint venture with Cargill to manufacture bio-based propylene glycol, which has been suspended due to persistently high glycerin input costs.  The prior year’s quarter included a $25 million charge for costs associated with Ashland’s voluntary severance offer.  As a result of the APAC divestiture in August 2006, it was determined that certain identified corporate costs that had previously been allocated to that business needed to be eliminated to maintain Ashland’s overall competitiveness.  As a means to eliminate those costs, Ashland offered an enhanced early retirement or voluntary severance opportunity to administrative and corporate employees during fiscal year 2007.  In total, Ashland accepted voluntary severance offers from 172 employees under the program.  As a result, a $25 million pretax charge was recorded for severance, pension and other postretirement benefit costs during fiscal year 2007.  Unallocated and other income for the six months ended March 31, 2008 was $1 million, compared to a $35 million expense for the six months ended March 31, 2007.  The current period includes $8 million in expense for joint venture and other costs related to growth opportunities while the prior period includes the voluntary severance charge previously discussed.

Gain (loss) on the MAP Transaction

Ashland recorded a gain on the MAP Transaction of $22 million for the three and six months ended March 31, 2008 and a $4 million loss for the three and six months ended March 31, 2007.  The gain in the current period relates to the settlement with Marathon of certain tax related matters associated with this transaction, which resulted in a $23 million gain (see Note E of the Condensed Consolidated Financial Statements for further details).  This gain was slightly offset and the loss in the prior period occurred due to adjustments in the recorded receivable for future estimated tax deductions related primarily to environmental and other postretirement reserves.  For further information on this transaction see Note C of the Notes to Consolidated Financial Statements in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Net interest and other financing income

Net interest and other financing income amounted to $8 million and $9 million for the three months ended March 31, 2008 and 2007, and $21 million and $25 million for the six months ended March 31, 2008 and 2007, respectively.  These decreases are primarily due to a $1 million decrease and $4 million decrease in interest income during the three and six month periods ended March 31, 2008, respectively, reflecting the lower interest rate environment for short-term investment instruments compared to the prior period rates, as interest expense and other financial costs have remained consistent.

Income taxes

Ashland’s effective income tax rate was 12.3% for the March 2008 quarter, compared to 32.9% for the March 2007 quarter.  The decrease in the effective tax rate for the current quarter was due to the tax-free gain from the tax-related settlement with Marathon of $23 million and a $10 million credit adjustment to income tax expense for favorable developments regarding a certain foreign tax matter.  Excluding the effects of these items, the current quarter’s effective tax rate would have been approximately 33%.  Ashland’s effective income tax rate for the six months ended March 31, 2008 was 21.7%, compared to 30.2% for the prior period.  Excluding the adjustments noted in the current quarter, the effective tax rate for the six month period would have been 33.9%.  For the remainder of fiscal year 2008, Ashland estimates an effective tax rate of 33%.  For additional information on the tax-related settlement with Marathon and the credit adjustment for the foreign tax matter see Notes E and I of Notes to the Condensed Consolidated Financial Statements, respectively.

Discontinued operations (net of income taxes)

Income from discontinued operations was $18 million for the quarter ended March 31, 2007 and reflects the improved credit quality of Ashland’s insurance receivable from Equitas. A loss from discontinued operations of $5 million was recorded for the six months ended March 31, 2008 as compared to $14 million in income from discontinued operations for the six months ended March 31, 2007.  The loss in the current year primarily reflects post-closing tax adjustments to the gain on the sale of APAC, which was recorded in the September 2006 quarter.  The income in the prior year reflects the improved credit quality of Ashland’s insurance receivable of $18 million discussed above, offset by a $4 million loss recorded for post-closing tax adjustments to the gain on the sale of APAC.  For further information on the sale of APAC and its classification as a discontinued operation see Note D of Notes to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION

Liquidity

Cash flows from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $226 million for the six months ended March 31, 2008, compared to a cash outflow of $83 million for the six months ended March 31, 2007.  The cash inflow during the current period compared to the prior period primarily reflects a $283 million cash improvement in operating assets and liabilities, which increased from a $223 million cash outflow for the six months ended March 31, 2007 to a $60 million cash inflow for the six months ended March 31, 2008.  The cash inflow was primarily attributable to changes within accounts receivable, inventory and accounts payable.  These captions generated $24 million of cash inflow during the first half of fiscal 2008 compared to the $205 million cash outflow from the same captions during the first half of fiscal 2007.

Following the MAP Transaction in June 2005, Moody’s lowered Ashland’s senior debt rating from Baa2 to Ba1, their highest non-investment grade rating, and also lowered Ashland’s commercial paper rating from P-3 to N-P (Not-Prime), citing the annual cash flow lost from the operations sold.  In August 2006, Standard

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

& Poor’s lowered Ashland’s senior debt rating from BBB- to BB+, their highest non-investment grade rating, and lowered Ashland’s commercial paper rating from A-3 to B, citing Ashland’s intention to distribute the APAC proceeds to shareholders instead of using the proceeds for business investment.  In November 2006, Ashland terminated its commercial paper program.

In April 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $101 million for letters of credit outstanding under the credit agreement at March 31, 2008.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.9 billion at March 31, 2008, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.

At March 31, 2008 working capital (excluding debt due within one year) amounted to $1,982 million, compared to $2,129 million at September 30, 2007 and $1,979 million at March 31, 2007.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation.  That method valued inventories below their replacement costs by $171 million at March 31, 2008, $155 million at September 30, 2007 and $141 million at March 31, 2007.  Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 213% of current liabilities at March 31, 2008, compared to 219% at September 30, 2007 and 205% at March 31, 2007.

At March 31, 2008 Ashland held at par value $260 million of student loan auction rate securities, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through a dutch auction process typically held every 7 or 28 days, for which there was not an active market.  Auction rate securities have historically traded at par value and are callable at par value at the option of the issuer.  At March 31, 2008, all the student loan instruments held by Ashland were AAA rated and collateralized by the U.S. government under the Federal Family Education Loan Program.

Until February 2008, the auction rate securities market was highly liquid.  Starting mid-February 2008, a substantial number of auctions became largely illiquid as there was not enough demand to sell all of the securities that holders desired to sell at auction.  Because the auction rate securities market has failed to achieve equilibrium since mid-February, Ashland determined that at March 31, 2008 there was insufficient observable auction rate securities market information available to determine the fair value of the student loan securities.  As a result, Ashland developed an internal valuation model to estimate fair value based on discounted cash flows.  Assumptions used in estimating fair value include credit quality, liquidity, estimates on the probability of the issue being called prior to final maturity, and the impact due to extended periods of maximum auction rates.  Based on this internal valuation model, Ashland recorded a temporary impairment of $6 million related to the student loan securities as of March 31, 2008.  Any 25 basis point change in the discount rate or three month adjustment in the duration assumptions would impact the internal valuation model by approximately $1 million.

Ashland believes this adjustment in valuation is necessary to account for the current limited liquidity of these instruments and should be temporary.  Ashland believes these securities ultimately will be liquidated without significant loss primarily due to the quality of the collateral securing most of the instruments as well as based on recent actions being taken to correct the current failed auctions in this marketplace.  However, the period of time it could take to ultimately realize the securities’ par value is currently not determinable and may be longer than twelve months.  As a result, Ashland has classified these securities as long-term in the Condensed Consolidated Balance Sheet as of March 31, 2008.  Ashland has the intent and ability to hold the auction rate securities for a sufficient period of time to allow for recovery of the principal amounts invested.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Capital resources

On September 14, 2006 Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend.  Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million, which was paid on October 25, 2006.  Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland’s Board of Directors.  See Note L of Notes to Condensed Consolidated Financial Statements for a description of Ashland’s share repurchase programs.

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

For the six months ended March 31, 2008, property additions amounted to $85 million, compared to $66 million for the same period last year.  Ashland anticipates meeting its remaining 2008 capital requirements for property additions and dividends from internally generated funds.  Ashland’s debt level amounted to $67 million at March 31, 2008, compared to $69 million at September 30, 2007 and $77 million at March 31, 2007.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

During the December 2007 quarter, Ashland adopted the provisions of FIN 48 as discussed in Note I of Notes to Condensed Consolidated Financial Statements.  There have been no other material changes in the critical accounting policies described in Management’s Discussion and Analysis (MD&A) in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  For a discussion of Ashland’s asbestos-related litigation and environmental remediation matters, see Note N of Notes to the Condensed Consolidated Financial Statements.

OUTLOOK

Ashland is focused on continuing to grow as a diversified, global chemical company, both organically and through acquisitions.  Despite the current challenging economic environment, Ashland believes it is well positioned to compete and is dedicated to deliver needed solutions to its customers.  Ashland’s strong financial position and balanced approach to sustained growth should continue to strengthen its competitive position in the current liquidity-constrained environment.

Performance Materials’ results will continue to reflect the softness in the North American construction and transportation markets.  Despite this weakness, significant raw material price increases continue to occur.  In attempts to minimize the impact that these increases will have on the gross profit margin, the Composite Polymers sector of the business announced price increases effective in the June 2008 quarter.  Performance Materials continues to focus on higher growth markets and opportunities in more environmentally friendly products, while constantly analyzing and evaluating all of its sectors of business.  As a result, and in response to its weaker performance, Ashland has implemented an expense reduction plan within the Specialty Polymers and Adhesives business unit.  These cost reductions are planned to maintain a highly efficient sector that can successfully compete in the marketplace.  Performance Materials will look for additional cost savings while continuing to monitor and evaluate the profitability of all its business units.  Given the uncertainty in the North American economy, Performance Materials enters the third quarter, typically its strongest fiscal quarter, with tempered optimism.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Distribution has made significant strides in pricing discipline as the recent focus on increasing gross profit margin has yielded an increase of 0.2 percentage points over the December 2007 quarter and 0.7 percentage points over the September 2007 quarter.  However, significant product cost increases from its suppliers continue to occur, which has resulted in price increases across Distribution’s various product lines.  While rising chemical and plastics costs remain a concern, Distribution continues to focus on achieving both margin improvement and volume growth through improving operational performance.  Recently, Distribution implemented a new pricing process within the chemicals line of business, which is providing enhanced consistency and discipline in pricing to customers.  Additional opportunities for pricing process improvements in plastics, composites and environmental services are currently being implemented.  Distribution is also capitalizing on its centralized buying approach in terms of product cost and through significant reductions in excess inventories, which were reduced by approximately $80 million compared to December 31, 2007.  The process changes should enable these inventory reductions to be a permanent shift in Distribution’s inventory position and offer opportunities for further reductions.  Despite these planned operational improvements and the traditional benefits from seasonality, Distribution’s third-quarter performance will likely continue to be affected by weakness in North American industrial production.  However, the discontinuance of the Dow North American plastics supply agreement, which occurred March 1, 2007, will no longer impact subsequent quarterly comparisons with the prior year.

Valvoline has continued to perform well in spite of the current North American economic environment after completing a record first-half operating income performance.  However, substantial pressure continues to exist on its gross profit margin as significant raw material price increases occurred near the end of the March 2008 quarter.  In order to maintain its gross profit margin, Valvoline announced price increases that will become effective in the June 2008 quarter.  These price increases are expected to offset the previous raw material increases received in the second quarter, although there will be a lag effect during the upcoming June 2008 quarter.  Valvoline has experienced some weakness in lubricant volume demand in certain sectors of its market in the second quarter, but is optimistic that some volume will return in the third quarter based on the timing of various promotions.  Despite the challenges of rising costs and soft lubricant demand, the Valvoline Instant Oil Change and Valvoline International sectors should continue the positive trends of the first half of the fiscal year as Valvoline enters the traditionally stronger second half of its fiscal year.

Water Technologies started redesigning its business model over a year ago and the resulting financial performance has not been what was initially expected.  As a result, Water Technologies has been analyzing its costs to serve and the marketplace in which it operates and has identified several areas of needed improvement.  These include improvements in the pricing process, supply chain, aligning operating metrics with the incentive system, invoice inaccuracies and German polyacrylamide cost issues, while reducing the cost structure of the business through a disciplined and selective spending culture.  Ashland believes that changing the culture of this business is needed in order to focus on more economical solutions for customers that will lead to operational efficiencies and profitable growth.  This market continues to provide significant long-term opportunities for Ashland and once these improvements in the business model are fully implemented, Ashland expects that long-term profitability can be sustained within this business.

Ashland continues to take proactive steps in the current economic environment to identify potential growth opportunities and to improve the cost structure, in order to enhance future profitability.  Ashland currently has several cost saving initiatives in place across all its businesses that are expected to generate a run rate of $14 million in savings by the end of the current fiscal year and a run rate of $40 million in savings by the end of fiscal year 2009.  In addition, Ashland is pursuing business model changes, with an objective to achieve an additional $25 million of cost savings by the end of fiscal year 2009.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2008 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

(b)
During the December 2007 quarter, as part of Ashland’s on-going SAP™ enterprise resource planning (ERP) project, the ERP system was implemented for the majority of Ashland’s European, Middle Eastern and African operations, including its shared service center location in the Netherlands.  As a result, internal controls in the affected operations related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system.  Although management believes internal controls have been maintained or enhanced by the ERP systems implemented during the December 2007 quarter, the controls in the newly upgraded environments have not been completely tested.  As such, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness.  Management will continue to perform tests of controls relating to the new SAP™ environment in these business units over the course of fiscal 2008.  Otherwise, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding 100. The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed.  Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 40,900 active lawsuits pending as of March 31, 2008. In these active lawsuits, approximately 0.7% of the active lawsuits involve claims between $0 and $100,000; approximately 1.9% of the active lawsuits involve claims between $100,000 and $1 million; approximately 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.1% of the active lawsuits involve claims between $5 million and $10 million; approximately 1% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million. The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

For additional information regarding liabilities arising from asbestos-related litigation, see Note N of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.

Environmental Proceedings – (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of March 31, 2008, Ashland had been named a PRP at 76 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (“USEPA”) or a state agency, in which Ashland is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

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

For additional information regarding environmental matters and reserves, see Note N of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.

MTBE Litigation – Ashland is a defendant along with many other companies in approximately 30 cases alleging methyl tertiary-butyl ether (“MTBE”) contamination in groundwater.  Nearly all of these cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings.  The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for introducing a defective product into the stream of commerce.  Ashland’s involvement in these cases relates to gasoline containing MTBE allegedly produced and sold by Ashland, or one or more of its subsidiaries, in the period prior to the formation of Marathon Ashland Petroleum LLC (“MAP”).  Ashland only distributed MTBE or gasoline containing MTBE in a limited number of states and has been dismissed in a number of cases in which it was established that Ashland did not market MTBE or gasoline containing MTBE in the state or region at issue.  The MTBE cases seek both compensatory and punitive damages under a variety of statutory and common law theories.  Ashland, along with a number of other defendants who operated refineries, recently reached a tentative settlement agreement subject to Court approval with the plaintiffs in 21 of the cases in which Ashland is a defendant.  The tentative settlement, if approved by the Court, should not result in a material impact to Ashland above amounts already reserved.  The potential impact of the unresolved cases and any future similar cases is uncertain.

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

ITEM 1A.  RISK FACTORS

During the period covered by this report, a change to one of the risk factors previously disclosed in Ashland’s Form 10-K for the year ended September 30, 2007 has been identified.  The previous disclosure with regard to Ashland Water Technologies’ business model redesign is deleted and replaced with the following:

Changes to Ashland Water Technologies’ business processes, practices and structure could adversely impact financial performance.

Ashland Water Technologies is implementing changes to its business processes, practices and structure to improve its financial performance.  Specific issues being addressed include pricing process, cost structure, supply chain efficiency and aligning operating metrics with incentives.  If changes in these areas are not appropriately designed and successfully implemented, it may result in added expense, or customer dissatisfaction which could adversely affect Ashland’s financial performance.

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

Ashland Inc.
(Registrant)

May 9, 2008	/s/ J. Marvin Quin
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