Form 10-Q
period 2008-06-30
ASHLAND INC.
filed 2008-08-06
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 1-32532

ASHLAND INC.

(a Kentucky corporation)
I.R.S. No. 20-0865835

50 E. RiverCenter Boulevard
P.O. Box 391
Covington, Kentucky 41012-0391
Telephone Number (859) 815-3333

Indicate by check  mark  whether the Registrant: (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

At June 30, 2008, there were 63,005,458 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2008	2007	2008	2007

SALES AND OPERATING REVENUES	$2,201	$1,983	$6,166	$5,700

COSTS AND EXPENSES
Cost of sales and operating expenses	1,844	1,643	5,158	4,707
Selling, general and administrative expenses (a)	283	259	856	834
	2,127	1,902	6,014	5,541
EQUITY AND OTHER INCOME	13	10	33	31

OPERATING INCOME	87	91	185	190
Gain (loss) on the MAP Transaction (b)	1	1	23	(3)
Net interest and other financing income	5	9	26	34
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	93	101	234	221
Income taxes - Note I	27	15	58	52
INCOME FROM CONTINUING OPERATIONS	66	86	176	169
Income from discontinued operations (net of income taxes) - Note D (c)	6	14	1	29
NET INCOME	$72	$100	$177	$198

BASIC EARNINGS PER SHARE - Note J
Income from continuing operations	$1.04	$1.37	$2.80	$2.68
Income from discontinued operations	.11	.23	.01	.46
Net income	$1.15	$1.60	$2.81	$3.14

DILUTED EARNINGS PER SHARE - Note J
Income from continuing operations	$1.03	$1.35	$2.77	$2.64
Income from discontinued operations	.10	.23	.01	.45
Net income	$1.13	$1.58	$2.78	$3.09

DIVIDENDS PAID PER COMMON SHARE	$.275	$.275	$.825	$.825

(a)
The nine months ended June 30, 2007 includes a $25 million charge for costs associated with Ashland’s voluntary severance offer.  See Note E of the Notes to Condensed Consolidated Financial Statements for further information.

(b)
“MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation.  The income for the nine months ended June 30, 2008 is primarily due to a $23 million gain associated with a tax settlement agreement entered into with Marathon Oil Corporation.  For further information on this tax settlement agreement see Note E of the Notes to Condensed Consolidated Financial Statements.  The gain (loss) in the current quarter and prior periods presented reflects adjustments in the recorded receivable for future estimated tax deductions related primarily to environmental and other postretirement obligations.

(c)
The three and nine months ended June 30, 2008 and the three and nine months ended June 30, 2007 include after-tax income of $7 million, $7 million, $16 million and $34 million, respectively, from an increase in Ashland’s asbestos-related litigation reserves and expenses.  For further information on discontinued operations see Note D of the Notes to Condensed Consolidated Financial Statements.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30	June 30
(In millions - unaudited)	2008	2007	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$853	$897	$848
Available-for-sale securities - Note C	-	155	141
Accounts receivable	1,591	1,508	1,507
Allowance for doubtful accounts	(43)	(41)	(41)
Inventories - Note G	538	610	587
Deferred income taxes	75	69	78
Other current assets	86	78	72
	3,100	3,276	3,192
INVESTMENTS AND OTHER ASSETS
Auction rate securities - Note C	267	-	-
Goodwill and other intangibles - Note H	422	377	373
Asbestos insurance receivable (noncurrent portion) - Note N	438	458	460
Deferred income taxes	132	157	181
Other noncurrent assets	403	435	437
	1,662	1,427	1,451
PROPERTY, PLANT AND EQUIPMENT
Cost	2,270	2,125	2,074
Accumulated depreciation and amortization	(1,188)	(1,142)	(1,105)
	1,082	983	969

	$5,844	$5,686	$5,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$20	$5	$5
Trade and other payables	1,184	1,141	1,138
Income taxes	-	6	4
	1,204	1,152	1,147
NONCURRENT LIABILITIES
Long-term debt (less current portion)	45	64	65
Employee benefit obligations - Note K	262	255	294
Asbestos litigation reserve (noncurrent portion) - Note N	530	560	567
Other noncurrent liabilities and deferred credits	445	501	501
	1,282	1,380	1,427

STOCKHOLDERS’ EQUITY	3,358	3,154	3,038

	$5,844	$5,686	$5,612

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss)	(a)	Total

BALANCE AT SEPTEMBER 30, 2006	$1	$240	$2,899	$(44)		$3,096
Total comprehensive income (b)			198	45		243
Cash dividends, $.825 per common share		(1)	(51)			(52)
Issued 669,318 common shares under
stock incentive and other plans (c)		39				39
Repurchase of 4,712,000 common shares		(267)	(21)			(288)
BALANCE AT JUNE 30, 2007	$1	$11	$3,025	$1		$3,038

BALANCE AT SEPTEMBER 30, 2007	$1	$16	$3,040	$97		$3,154
Total comprehensive income (b)			177	71		248
Cash dividends, $.825 per common share			(52)			(52)
Issued 131,453 common shares under
stock incentive and other plans (c)		8				8
BALANCE AT JUNE 30, 2008	$1	$24	$3,165	$168		$3,358

(a)
At June 30, 2008 and 2007, the accumulated other comprehensive income (after-tax) of $168 million for 2008 and $1 million for 2007 was comprised of pension and postretirement obligations of $55 million for 2008 and a minimum pension liability of $113 million for 2007, net unrealized translation gains of $228 million for 2008 and $115 million for 2007, net unrealized losses on available-for-sale securities of $5 million for 2008, and net unrealized losses on cash flow hedges of $1 million for 2007.

(b)	Reconciliations of net income to total comprehensive income follow.

	Three months ended June 30		Nine months ended June 30
(In millions)	2008	2007	2008	2007

Net income	$72	$100	$177	$198
Unrealized translation gains	4	30	76	43
Related tax benefit	-	-	-	1
Net unrealized gains on cash flow hedges	-	-	-	1
Net unrealized losses on available-for-sale securities	(2)	-	(8)	-
Related tax benefit	1	-	3	-
Total comprehensive income	$75	$130	$248	$243

(c)	Includes income tax benefits resulting from the exercise of stock options of $2 million and $11 million for the nine months ended June 30, 2008 and 2007, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$177	$198
Income from discontinued operations (net of income taxes)	(1)	(29)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	105	83
Deferred income taxes	20	15
Equity income from affiliates	(17)	(12)
Distributions from equity affiliates	7	8
(Gain) loss on the MAP Transaction	(23)	3
Change in operating assets and liabilities (a)	66	(258)
	334	8
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of common stock	3	17
Excess tax benefits related to share-based payments	1	8
Repayment of long-term debt	(4)	(12)
Repurchase of common stock	-	(288)
Cash dividends paid	(52)	(726)
	(52)	(1,001)
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(118)	(102)
Purchase of operations - net of cash acquired	(128)	(73)
Proceeds from sale of operations	35	1
Purchases of available-for-sale securities	(435)	(357)
Proceeds from sales and maturities of available-for-sale securities	314	566
Other items	8	20
	(324)	55
CASH USED BY CONTINUING OPERATIONS	(42)	(938)
Cash used by discontinued operations
Operating cash flows	(2)	(5)
Investing cash flows	-	(29)
DECREASE IN CASH AND CASH EQUIVALENTS	(44)	(972)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	897	1,820

CASH AND CASH EQUIVALENTS - END OF PERIOD	$853	$848

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  Results of operations for the period ended June 30, 2008, are not necessarily indicative of results to be expected for the year ending September 30, 2008.  Certain prior period data has been reclassified in the condensed consolidated financial statements and accompanying footnotes to conform to current period presentation.  Equity and other income, which previously had been classified within the revenue caption of the Statements of Consolidated Income, has been combined and reclassified as a separate caption above operating income within this financial statement.

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

In September 2006, the FASB issued Financial Accounting Standard (FAS) No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  FAS 157 becomes effective for Ashland on October 1, 2008.  Ashland is currently in the process of determining the effect, if any, the adoption of FAS 157 will have on the condensed consolidated financial statements.

In December 2007, the FASB’s Emerging Issues Task Force (EITF) issued new guidance for entities that enter into collaborative arrangements in Issue 07-1 (EITF 07-1), “Accounting for Collaborative Arrangement.”  EITF 07-1 defines a collaborative arrangement and establishes presentation and disclosure requirements for transactions among participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 defines a collaborative arrangement as a contractual arrangement that involves two or more parties that both:  (a) actively participate in a joint operating activity and (b) are exposed to significant risks and rewards that depend on the commercial success of the joint operating activity.  EITF 07-1 becomes effective for Ashland on October 1, 2009.  Ashland is currently in

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – NEW ACCOUNTING STANDARDS (continued)

the process of determining the effect, if any, the adoption of EITF 07-1 will have on the notes to the condensed consolidated financial statements.

In March 2008, the FASB issued FAS No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities.”  FAS 161 requires enhanced disclosures for derivative and hedging activities by providing qualitative information about the objectives and strategies for using derivatives, quantitative data about the fair value of the gains and losses on derivative contracts, and details of credit risk related to contingent features of hedged positions.  This Statement also requires Ashland to disclose more information about the location and amounts of derivative instruments in the condensed consolidated financial statements and how derivatives and related hedges are accounted for under FAS 133.  FAS 161 becomes effective for Ashland on January 1, 2009.  Ashland is currently in the process of determining the effect, if any, the adoption of FAS 161 will have on the condensed consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets,” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142 (FAS 142), “Goodwill and Other Intangible Assets.”  The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions.  FSP 142-3 becomes effective for Ashland on October 1, 2009.  Ashland is currently in the process of determining the effect, if any, the adoption of FSP 142-3 will have on the condensed consolidated financial statements.

NOTE C – INVESTMENT SECURITIES

Investment securities are classified as held-to-maturity or available-for-sale on the date of purchase in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Ashland did not have any securities classified as held-to-maturity as of June 30, 2008, September 30, 2007 or June 30, 2007.  Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income (loss), a component of stockholders’ equity.

At June 30, 2008, Ashland held at par value $275 million of student loan auction rate securities for which there was not an active market.  As a result of liquidity concerns within the current auction rate securities market affecting the securities’ fair value, Ashland recorded, as a component of stockholders’ equity, a temporary $8 million unrealized loss on the portfolio.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since February 2008, the market for auction rate securities has failed to achieve equilibrium and, as a result, Ashland determined that a temporary adjustment to the par value of these high quality instruments was required until the liquidity of the market returns.  Ashland’s current estimate of fair value for auction rate securities is based on an internal discounted cash flow model, given the current lack of observable market information.  The assumptions within the model include credit quality, liquidity, estimates on the probability of the issue being called prior to final maturity, and the impact due to extended periods of maximum auction rates.

At June 30, 2008, available-for-sale securities totaled $267 million and were classified as long-term.  Previously, available-for-sale securities of $155 million and $141 million at September 30, 2007 and June 30, 2007, respectively, were classified as short-term.  Due to the current uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend over a twelve-month period.  As a result, Ashland has classified these instruments as long-term auction rate securities at June 30, 2008 in Ashland’s Condensed Consolidated Balance Sheet.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DISCONTINUED OPERATIONS

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, Ashland Paving And Construction, Inc. (APAC) to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The operating results and assets and liabilities related to APAC have been previously reflected as discontinued operations in the condensed consolidated financial statements.  Ashland has made adjustments to the gain on the sale of APAC, relating to the tax effects of the sale, during the nine months ended June 30, 2008 and 2007.  Such adjustments may continue to occur in future periods.  Adjustments to the gain are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary.  During the three and nine month periods ended June 30, 2008 and 2007, Ashland recorded income from asbestos-related items, primarily due to an increase in the insurance receivable, some of which in the prior nine month period reflected improved credit quality.  See Note N for further discussion of Ashland’s asbestos-related activity.

Components of amounts in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2008 and 2007.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2008	2007	2008	2007
Income from discontinued operations (net of income taxes)
Asbestos-related litigation reserves and expenses	$7	$16	$7	$34
Loss on disposal of discontinued operations (net of income taxes)
APAC	(1)	(1)	(6)	(5)
Electronic Chemicals	-	(1)	-	-

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

On June 30, 2008, Ashland acquired the assets of the pressure-sensitive adhesive business and atmospheric emulsions business of Air Products and Chemicals, Inc.  The $92 million transaction included manufacturing facilities in Elkton, Maryland and Piedmont, South Carolina.  The purchased operations, which merged into Performance Materials, had sales of $126 million in calendar year 2007, principally in North America.

In June 2008, Ashland and Süd-Chemie AG signed a nonbinding memorandum of understanding to form a new, global joint venture to serve the foundries and metal casting industry.  Under the terms of the memorandum, each parent company would hold a 50-percent share of the joint venture, which is planned to be headquartered in Venlo, The Netherlands.  Assets and employees would transfer to the new joint venture upon closing, anticipated by early calendar year 2009.  The transaction is dependent upon the successful

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – ACQUISITIONS AND DIVESTITURES (continued)

negotiation of definitive agreements, and closing will depend upon satisfactory completion of a number of standard closing conditions, including regulatory review.  The new enterprise would combine three businesses:  Ashland’s Casting Solutions, a business unit of Performance Materials, the foundry-related businesses of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), which currently operates as a joint venture.  The businesses to be contributed to the joint venture generated combined revenues of approximately $1.1 billion for the calendar year 2007 and had approximately 1,300 employees on a combined basis.

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

On June 30, 2005, Ashland completed the transfer of its 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation (Marathon) in a transaction valued at approximately $3.7 billion (the MAP Transaction).  The MAP Transaction was structured to be generally non-taxable to Ashland.  Pursuant to a Tax Matters Agreement between Ashland and Marathon related to the MAP Transaction, Marathon obtained tax deductions for certain of Ashland’s federal and state tax attributes which arose prior to June 30, 2005 and has agreed to compensate Ashland for the tax benefit of these items.  During the March 2008 quarter, Ashland and Marathon agreed to a tax related settlement with respect to four specific tax attributes and deductions subject to the terms of this Tax Matters Agreement.  These tax attributes and deductions were originally scheduled to be reimbursed periodically at much later points in the future, some with the potential of greater than 20 or more years.  The effect of this settlement accelerated Marathon’s reimbursement to Ashland for certain of these deductions, resulting in the receipt of $26 million in cash from Marathon representing the present value of the future deductions.  As a result, Ashland recognized a gain on the MAP Transaction of $23 million during the March 2008 quarter.

NOTE F – DEBT

In April 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $101 million for letters of credit outstanding under the credit agreement at June 30, 2008.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.9 billion at June 30, 2008, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

In the past Ashland entered into in-substance defeasance investments of approximately $57 million to repay current and long-term debt that had a carrying value of $49 million on the Condensed Consolidated Balance Sheet.  Because the transactions were not a legal defeasance, the investments have been placed into a trust that is exclusively restricted to future obligations and repayments related to these debt instruments.  The investments have been classified on the Condensed Consolidated Balance Sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.  At June 30, 2008, September 30, 2007 and June 30, 2007, the carrying value of the investments to defease debt was $35 million, $40 million and $39 million, respectively.  The carrying value of the debt was $31 million, $34 million and $34 million as of June 30, 2008, September 30, 2007 and June 30, 2007, respectively.

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

	June 30	September 30	June 30
(In millions)	2008	2007	2007
Chemicals and plastics	$572	$625	$593
Lubricants	99	86	92
Other products and supplies	52	54	55
Excess of replacement costs over LIFO carrying values	(185)	(155)	(153)
	$538	$610	$587

NOTE H – GOODWILL AND OTHER INTANGIBLES

In accordance with FAS 142 Ashland conducts an annual review for impairment.  Impairment is to be examined more frequently if certain indicators are encountered.  In accordance with FAS 142, Ashland reviewed goodwill for impairment based on reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level.  Ashland has completed its most recent annual goodwill impairment test required by FAS 142 as of July 1, 2007 and has determined that no impairment exists.  The following is a progression of goodwill by segment for the nine months ended June 30, 2008 and 2007.

	Performance			Water
(In millions)	Materials	Distribution	Valvoline	Technologies	Total
Balance at September 30, 2007	$166	$1	$30	$71	$268
Acquisitions	28	-	-	1	29
Currency translation adjustment	8	-	-	3	11
Balance at June 30, 2008	$202	$1	$30	$75	$308

	Performance			Water
(In millions)	Materials	Distribution	Valvoline	Technologies	Total
Balance at September 30, 2006	$110	$1	$29	$70	$210
Acquisitions	47	-	1	(2)	46
Currency translation adjustment	3	-	-	2	5
Balance at June 30, 2007	$160	$1	$30	$70	$261

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

Intangible assets were comprised of the following as of June 30, 2008 and 2007.

	2008			2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$66	$(21)	$45	$65	$(21)	$44
Intellectual property	54	(20)	34	48	(16)	32
Other intangibles	51	(16)	35	49	(13)	36
Total intangible assets	$171	$(57)	$114	$162	$(50)	$112

Amortization expense recognized on intangible assets for the nine months ended June 30 was $8 million for 2008 and $8 million for 2007.  As of June 30, 2008, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $32 million as of June 30, 2008 and 2007.  In accordance with FAS 142, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life.  Estimated amortization expense for future periods is $11 million in 2008 (includes nine months actual and three months estimated), $12 million in 2009, $8 million in 2010, $7 million in 2011 and $6 million in 2012.

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

During the nine month period ended June 30, 2008, Ashland decreased its liability for unrecognized tax benefits for continuing operations by $1 million and increased its liability for unrecognized tax benefits for discontinued operations by $4 million.  It is reasonably possible that the amount of the unrecognized tax

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES (continued)

benefits may increase or decrease within the next twelve months as the result of settlement of ongoing audits.  However, Ashland does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the condensed consolidated financial statements.

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

In June 2008, Ashland received two Revenue Agents Reports (RAR) from the Internal Revenue Service (IRS) that included the results of the IRS audits for the tax periods ended September 30, 2004, June 30, 2005 (the date of the completed MAP Transaction) and September 30, 2005.  The first RAR for the tax years ended September 30, 2004 and June 30, 2005 reflected a refund of approximately $4 million for the September 2004 tax year and additional federal taxes owed of approximately $14 million (of which approximately $11 million related to the MAP Transaction) for the June 2005 tax year.  Under the terms of the Tax Matters Agreement, Marathon is responsible for the payment of the $11 million related to the MAP Transaction.  This amount was received by Ashland from Marathon.  Ashland paid the IRS approximately $12 million in additional federal taxes and interest for the September 2004 and June 2005 tax years in July of 2008.  The second RAR for the tax year ended September 30, 2005 reflected a refund to Ashland of approximately $4 million.

As a result of the structure of the MAP Transaction, Marathon became primarily responsible for certain of Ashland’s federal and state tax obligations for positions taken prior to June 30, 2005.  However, pursuant to the terms of the Tax Matters Agreement, Ashland has agreed to indemnify Marathon for any obligations which arise from those positions.  Upon adoption of FIN 48, these positions, which were previously accounted for as income tax contingencies by Ashland, are no longer treated in that manner under the provisions of FIN 48.  Subsequent adjustments to these liabilities will be recorded as a component of selling, general and administrative expenses within the Statements of Consolidated Income.  In accordance with the prospective adoption requirements under the provisions of FIN 48, Ashland did not reclassify prior period expenses or income relating to these items that would have been classified within the selling, general and administrative caption if FIN 48 was applied retrospectively.  For the nine months ended June 30, 2008, Ashland recorded $2 million of income relating to these items that was previously recognized as a component of income tax expense in previous periods.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EARNINGS PER SHARE

Following is the computation of basic and diluted earnings per share (EPS) from continuing operations.

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2008	2007	2008	2007
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$66	$86	$176	$169
Denominator
Denominator for basic EPS – Weighted average
common shares outstanding	63	62	62	63
Common shares issuable upon exercise of stock options
and stock appreciation rights	1	1	1	1
Denominator for diluted EPS – Adjusted weighted
average shares and assumed conversions	64	63	63	64

EPS from continuing operations
Basic	$1.04	$1.37	$2.80	$2.68
Diluted	$1.03	$1.35	$2.77	$2.64

NOTE K – EMPLOYEE BENEFIT PLANS

As of June 30, 2008, $9 million had been contributed to the non-U.S. plans and no contributions have been made to the U.S. plans.  Ashland does not expect to make a contribution to the U.S. plans, but does anticipate an additional $1 million contribution to the non-U.S. pension plans for the remainder of fiscal year 2008.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2008	2007	2008	2007
Three months ended June 30
Service cost	$8	$8	$1	$2
Interest cost	22	22	2	4
Expected return on plan assets	(28)	(27)	-	-
Amortization of prior service credit	-	-	(1)	(2)
Amortization of net actuarial loss (gain)	1	1	-	(4)
	$3	$4	$2	$-

Nine months ended June 30
Service cost	$26	$27	$3	$4
Interest cost	67	65	8	10
Expected return on plan assets	(82)	(76)	-	-
Amortization of prior service credit	-	-	(3)	(4)
Amortization of net actuarial loss (gain)	4	13	(2)	(4)
	$15	$29	$6	$6

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

Ashland repurchased 4.7 million shares for $288 million for the nine months ended June 30, 2007.  Since the inception of the first described share repurchase program on July 21, 2005 through the completion of the second share repurchase program on December 19, 2006, Ashland repurchased a total of 13.2 million shares at a cost of $793 million.  These repurchases represented approximately 18% of shares outstanding on June 30, 2005.

NOTE M – EQUITY AWARDS

Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs) or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value over time or reward superior performance and encourage continued employment with Ashland.  Ashland began expensing stock awards on October 1, 2002 in accordance with FAS No. 123 (FAS 123), “Accounting for Stock-Based Compensation” which was subsequently superseded by FAS No. 123(R) (FAS 123(R)), “Share-Based Payment,” and recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $7 million and $8 million for each of the nine month periods ended June 30, 2008 and 2007, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

Stock options and SARs

Stock options and SARs are granted to employees at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to three years.  Unexercised stock options and SARs lapse ten years after the date of grant.  SARs granted for the nine months ended June 30, 2008 and 2007 were 0.4 million and 0.5 million, respectively.  As of June 30, 2008 there was $7 million of total unrecognized compensation costs related to stock options and SARs.  That cost is expected to be recognized over a weighted-average period of 1.8 years.  In accordance with FAS 123(R) Ashland estimates the fair value of stock options and SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EQUITY AWARDS (continued)

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one to seven year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends upon grant.  Nonvested stock awards granted for the nine months ended June 30, 2008 and 2007 were less than 10,000 shares for each period.  As of June 30, 2008 there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  Since October 1, 2004, Ashland has been dismissed as a defendant in 88% of the resolved claims.  New claims filed for the nine months ended June 30, 2008 and 2007 were 3,154 and 3,525 claims, respectively.  A summary of asbestos claims activity follows.

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2008	2007	2007	2006	2005
Open claims - beginning of period	134	162	162	184	196
New claims filed	3	4	4	6	12
Claims settled	(2)	(1)	(2)	(3)	(6)
Claims dismissed	(20)	(26)	(30)	(25)	(18)
Open claims - end of period	115	139	134	162	184

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2008	2007	2007	2006	2005
Asbestos reserve - beginning of period	$610	$635	$635	$571	$618
Reserve adjustment	2	5	5	104	-
Amounts paid	(32)	(23)	(30)	(40)	(47)
Asbestos reserve - end of period	$580	$617	$610	$635	$571

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

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate completed during the June 2008 quarter, it was determined that the reserve adjustment for asbestos claims should be increased by $2 million.  Total reserves for asbestos claims were $580 million at June 30, 2008, compared to $610 million at September 30, 2007 and $617 million at June 30, 2007.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes.  As a part of the process to develop Ashland’s estimates of future asbestos costs, a range of long-term cost models is developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has estimated that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $1 billion, depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

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

Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 65% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 80% had a credit rating of B+ or higher by A. M. Best, as of the latest annual assessment in the June 2008 quarter.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, which is reinsured by Equitas Limited (Equitas).  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers.  During the March 2007 quarter, a significant amount of Equitas’ reinsurance of liabilities became reinsured by National Indemnity Corporation, a member of the Berkshire Hathaway group of insurance companies with a current A. M. Best rating of A++.  As a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

result, Ashland reassessed its assumptions for the receivable recorded from Equitas, and due to the improved credit quality of this portion of the receivable, Ashland increased its recorded receivable by $21 million during the March 2007 quarter.

At June 30, 2008, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $468 million, of which $74 million relates to costs previously paid.  Receivables from insurers amounted to $488 million at September 30, 2007 and $490 million at June 30, 2007.  The receivable was increased by $8 million during the June 2008 quarter, reflecting the updated model used for purposes of valuing the reserve described above, and its impact on the valuation of future recoveries from insurers.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2008, such locations included 64 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 105 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 163 are being actively remediated.  Ashland’s reserves for environmental remediation amounted to $160 million at June 30, 2008 compared to $174 million at September 30, 2007 and $183 million at June 30, 2007, of which $127 million at June 30, 2008, $153 million at September 30, 2007 and $152 million at June 30, 2007 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.  The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At June 30, 2008, September 30, 2007 and June 30, 2007, Ashland’s recorded receivable for these probable insurance recoveries was $42 million, $44 million and $45 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $10 million and $11 million for the nine months ended June 30, 2008 and 2007, respectively.  Environmental remediation expense, net of receivable activity, was $6 million and $4 million for the nine months ended June 30, 2008 and 2007, respectively.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $240 million.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

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

The following table presents for each segment sales and operating revenue and operating income for the three and nine months ended June 30, 2008 and 2007, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – SEGMENT INFORMATION (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2008	2007	2008	2007

SALES AND OPERATING REVENUES
Performance Materials	$425	$400	$1,194	$1,142
Distribution	1,151	1,026	3,223	2,982
Valvoline	428	407	1,209	1,141
Water Technologies	244	201	667	569
Intersegment sales (a)
Performance Materials	(42)	(43)	(114)	(118)
Distribution	(3)	(3)	(8)	(9)
Valvoline	-	(4)	-	(6)
Water Technologies	(2)	(1)	(5)	(1)
	$2,201	$1,983	$6,166	$5,700
OPERATING INCOME
Performance Materials	$19	$33	$50	$81
Distribution	20	12	39	46
Valvoline	26	28	70	68
Water Technologies	12	6	16	18
Unallocated and other	10	12	10	(23)
	$87	$91	$185	$190

(a)      Intersegment sales are accounted for at prices that approximate market value.

NOTE P – SUBSEQUENT EVENTS

On July 11, 2008, Ashland announced that it had entered into a definitive merger agreement (the Agreement) with Hercules Incorporated (Hercules) under which Ashland would acquire all of the outstanding shares of Hercules for $18.60 per share in cash and 0.093 of a share of Ashland common stock for each share of Hercules common stock.  The merger is conditioned upon, among other things, the approval of Hercules’ stockholders, the receipt of regulatory approvals and other closing conditions.  The cash portion of the consideration will be funded through a combination of cash on hand and committed debt financing from Bank of America and Scotia Capital, subject to customary terms and conditions.  Ashland plans to use the cash flows of the combined organization to pay down debt with a goal of attaining investment-grade credit ratings within two to four years after closing the transaction.  As a result of the announcement of the definitive merger agreement with Hercules, Moody’s Investor Services placed Ashland’s credit ratings under review for a possible downgrade, while Standard & Poor’s placed Ashland’s credit rating on CreditWatch.  The transaction, which would create a major, global specialty chemicals company, is expected to close by the end of calendar 2008.

Under the terms of the Agreement, Hercules would be required to pay Ashland a fee of $77.5 million under certain circumstances, including if Hercules terminates the Agreement to accept a superior offer, and Ashland would be required to pay Hercules a fee in the same amount if the transaction is not completed due to failure to obtain financing at the time the conditions to the merger have been satisfied.  Ashland filed the Agreement with the Securities and Exchange Commission as an Exhibit to a Current Report on Form 8-K on July 14, 2008.  There can be no assurance that the merger will be completed.

Hercules is a leader in specialty additives and ingredients that modify the physical properties of water-based systems and is one of the world’s leading suppliers of specialty chemicals to the pulp and paper industry with reported net sales of $2.3 billion for the twelve months ended June 30, 2008.  The primary markets the company serves include pulp and paper, paints and adhesives, construction materials, food, pharmaceutical, personal care and industrial specialties which include oilfield, textiles and other general industries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include those made with respect to Ashland’s operating performance and Ashland’s acquisition of Hercules Incorporated.  These expectations are based upon a number of assumptions, including those mentioned within this report.  Performance estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, weather, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, and legal proceedings and claims (including environmental and asbestos matters).  These risks and uncertainties may cause actual operating results to differ materially from those stated, projected or implied.  Such risks and uncertainties with respect to Ashland’s acquisition of Hercules include the possibility that the benefits anticipated from the Hercules transaction will not be fully realized; the possibility the transaction may not close, including as a result of failure to obtain the approval of Hercules stockholders; the possibility that financing may not be available on the terms committed; and other risks that are described in filings made by Ashland with the Securities and Exchange Commission (SEC) in connection with the proposed transaction.  Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved.  This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur.  Ashland undertakes no obligation to subsequently update or revise the forward-looking statements made in this report to reflect events or circumstances after the date of this report.

ADDITIONAL INFORMATION

In connection with the proposed transaction, Ashland and Hercules will be filing documents with the SEC, including the filing by Ashland of a registration statement on Form S-4, and the filing by Hercules of a related preliminary and definitive proxy statement/prospectus.  Investors and security holders are urged to read the registration statement on Form S-4 and the related preliminary and definitive proxy/prospectus when they become available because they will contain important information about the proposed transaction.  Investors and security holders may obtain free copies of these documents (when they are available) and other documents filed with the SEC at the SEC’s website at www.sec.gov and by contacting Ashland Investor Relations at (859) 815-4454 or Hercules Investor Relations at (302) 594-7151.  Investors and security holders may obtain free copies of the documents filed with the SEC on Ashland’s Investor Relations website at www.ashland.com/investors or Hercules’ website at www.herc.com or the SEC’s website at www.sec.gov.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table shows information by industry segment for the three and nine months ended June 30, 2008 and 2007, respectively.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2008	2007	2008	2007

PERFORMANCE MATERIALS (a)
Sales per shipping day	$6.6	$6.3	$6.3	$6.1
Pounds sold per shipping day	4.9	5.1	4.7	4.9
Gross profit as a percent of sales	17.5%	21.9%	17.9%	21.2%
DISTRIBUTION (a)
Sales per shipping day	$18.0	$16.3	$17.1	$15.9
Pounds sold per shipping day	19.0	20.1	18.9	19.6
Gross profit as a percent of sales	7.8%	7.1%	7.6%	8.2%
VALVOLINE (a)
Lubricant sales (gallons)	43.8	43.4	125.7	123.8
Premium lubricants (percent of U.S. branded volumes)	24.9%	24.4%	24.6%	23.2%
Gross profit as a percent of sales	23.9%	25.1%	24.4%	24.8%
WATER TECHNOLOGIES (a)
Sales per shipping day	$3.8	$3.2	$3.5	$3.0
Gross profit as a percent of sales	37.2%	38.2%	37.9%	39.1%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.

RESULTS OF OPERATIONS

Current Quarter – Ashland reported income from continuing operations of $66 million, $1.03 per share, for the quarter ended June 30, 2008 compared to $86 million, or $1.35 per share, for the quarter ended June 30, 2007.  The primary factors contributing to the $20 million decrease in the current quarter were a $4 million decrease in both operating income and net interest and other financing income and an increase in the current period tax rate to 29.4% compared to the prior period rate of 15.1%.  The decrease in operating income was primarily due to a $14 million decline in earnings from Performance Materials, which was partially offset by an $8 million income increase reported by Distribution.  The decrease of $4 million in net interest and other financing income reflects the lower interest rate environment for short-term investment instruments compared to the prior period.  The lower effective income tax rate for the prior year’s quarter reflects both an update to the taxable income estimate for the prior fiscal year as well as favorable developments with respect to settlements of certain tax matters.

Ashland’s net income decreased $28 million to $72 million, or $1.13 per share, for the June 2008 quarter compared to $100 million, or $1.58 per share, for the June 2007 quarter.  Net income in the prior quarter benefited from $14 million, or $.23 per share, of after-tax income from discontinued operations, compared to income of $6 million, or $.10 per share, during the current quarter.  The primary factor contributing to both periods’ recorded income was favorable adjustments to the asbestos receivable for insurance recoveries as a result of Ashland’s ongoing assessment of these matters.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The continuing general weakness in the North American economy, where Ashland derives approximately 70% of its revenues, is causing a decrease in demand while instability in the raw material markets, where significant cost increases are continuing to occur, hindered Ashland’s financial performance during the current quarter.  This current economic environment has continued to cause significant pressure on gross profit margin of each business segment, particularly within the Performance Materials business.  Despite the economic weakness and gross profit margin pressure, Distribution was able to increase its gross profit percentage 10% over the prior year’s quarter while both Valvoline and Water Technologies reported growth in volume.

Operating income decreased 4% to $87 million in the current quarter from $91 million during the prior year’s quarter.  Sales and operating revenues (revenues) for the current quarter were $2,201 million, a $218 million, or 11%, increase compared to the $1,983 million recorded in the prior year’s quarter.  The primary factors contributing to this revenue increase were a $147 million, or 7%, increase in price and an $86 million, or 4%, increase related to currency exchange.

Gross profit as a percent of sales decreased 90 basis points from 17.1% in the prior year’s quarter to 16.2% in the current year’s quarter.  Raw material and other supply costs and currency exchange increased total cost of sales for the quarter by $153 million, or 9%, and $67 million, or 4%, respectively.  Despite this decline in Ashland’s overall gross profit percentage, the gross profit margin (in dollars) increased 5% to $357 million during the current quarter compared to $340 million during the prior year’s quarter, due to the revenue growth exceeding the overall increase in cost of sales, contributing $17 million to operating income.

Selling, general and administrative expenses increased $24 million, or 9%, to $283 million during the current quarter compared to $259 million during the prior quarter.  The increase was primarily attributable to unusually large favorable adjustments to pension and other benefit costs of $11 million and environmental reserves of $7 million in the prior year’s quarter.  In addition, the current quarter included a $5 million increase in Distribution’s incentive compensation expense, as compared to the prior period’s unusually low expense.  These charges, as well as a $13 million increase related to currency exchange, increased current period selling, general and administrative charges by approximately $36 million, or 14%, compared to the prior year’s quarter.  Equity and other income contributed an additional $3 million of operating income during the current quarter compared to the prior year’s quarter.

Year-to-Date – Income from continuing operations for the nine months ended June 30, 2008, was $176 million, or $2.77 per share, a 4% increase compared to $169 million, or $2.64 per share, for the nine months ended June 30, 2007.  The primary factor contributing to this increase was a $23 million, or $.37 per share, tax-free gain in the current period from the partial resolution of certain tax related matters with Marathon related to the MAP Transaction.  This gain was partially offset by a $5 million decrease in operating income and an $8 million decrease in net interest and other financing income.

Ashland’s net income decreased $21 million, or 11%, to $177 million, or $2.78 per share, for the current period compared to $198 million, or $3.09 per share, during the prior period.  Both periods’ results were affected by results of discontinued operations as income of $1 million, or $.01 per share, and $29 million, or $.45 per share, were recorded in the current and prior periods, respectively.  The income recorded for both periods primarily related to activity from asbestos-related items that increased the insurance receivable, some of which reflected improved credit quality in the prior period.  In addition, adjustments occurred, but to a much lesser extent, relating to post-closing tax positions on the sale of APAC.

Operating income decreased 3% to $185 million in the current period from $190 million during the prior period.  Revenues were $6,166 million, a $466 million, or 8%, increase compared to the $5,700 million recorded in the prior period.  The primary factors contributing to this increase in revenue were a $288 million, or 5%, increase in price and a $240 million, or 4%, increase related to currency exchange.

Gross profit as a percent of sales decreased 110 basis points from 17.4% in the prior period to 16.3% in the current period.  Raw material and other supply costs increased total cost of sales $323 million, or 7%, while currency exchange caused an additional $190 million, or 4%, increase.  Despite this decline in Ashland’s

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

overall gross profit percentage, the gross profit margin (in dollars) increased 2% to $1,008 million during the current quarter compared to $993 million during the prior year’s quarter, due to the revenue growth, contributing $15 million to operating income.

Selling, general and administrative expenses increased $22 million to $856 million during the current period compared to $834 million during the prior period.  Each period had significant non-recurring charges recorded within this caption.  During the prior period a $25 million charge related to Ashland’s voluntary severance offer was recorded as well as a combined $18 million favorable adjustment to pension and other benefit costs and environmental reserves.  The current period included an $8 million charge for the suspension of a joint venture and other costs associated with future growth opportunities.  Currency exchange also added an additional $35 million increase in expense for the current period as compared to the prior period.  Equity and other income contributed an additional $2 million of operating income during the current period compared to the prior period.

BUSINESS SEGMENT RESULTS

Performance Materials

Current Quarter – Performance Materials reported operating income of $19 million for the June 2008 quarter which represents a 44% decrease from the $33 million reported for the June 2007 quarter, reflecting weaker gross profit margins as a result of increased raw material costs in all of Performance Materials’ business units. Revenues increased 6% to $425 million compared to $400 million in the prior year’s quarter.  The increase in currency exchange of $26 million, or 6%, was the primary factor for revenue growth during the current quarter as price increases of $18 million, or 5%, were substantially offset by the decrease in volume of $19 million, or 5%.  The Composite Polymers business unit was the primary contributor to the fluctuations in price and volume for Performance Materials.  The overall pounds sold per shipping day for Performance Materials decreased 4% to 4.9 million compared to 5.1 million in the prior year’s quarter, causing operating income to decline $7 million.  Revenue was reduced by the transfer of certain sales from Performance Materials to Water Technologies as compared to the prior year’s quarter.  Excluding this effect and the impact of currency exchange, revenue increased 1%.

Gross profit as a percent of sales during the quarter decreased 4.4 percentage points to 17.5%, primarily due to raw material increases of $30 million.  These raw material increases were not fully offset by price increases, causing operating income to decline by $12 million.  The decreases in gross profit for price and volume were, however, partially offset by an increase from currency exchange of $5 million.  Selling, general and administrative expenses increased $3 million, or 5%, primarily due to increases in currency exchange of $3 million.  Equity and other income contributed an additional $2 million of operating income during the current quarter compared to the prior year’s quarter.

Year-to-Date – Performance Materials reported operating income of $50 million for the current period, a 38% decrease from the $81 million reported during the prior period.  Revenues increased 5% to $1,194 million compared to $1,142 million in the prior year’s period.  Increases in currency exchange of $67 million, or 6%, and price of $36 million, or 3%, were the primary factors.  These increases were offset by volume decreases of $52 million, or 5%, primarily as a result of weakness in the North American markets for Composite Polymers and Specialty Polymers and Adhesives.  Pounds sold per shipping day decreased 4% to 4.7 million compared to 4.9 million in the prior period.  This decrease in volume caused operating income to decline $18 million.

Gross profit as a percent of sales during the period decreased 3.3 percentage points to 17.9% primarily due to raw material cost increases of $59 million.  These raw material cost increases were not fully offset by price increases, causing operating income to decline by $23 million.  The decreases in gross profit related to price and volume were however partially offset by an increase from currency exchange of $13 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expenses increased $8 million, or 5%, during the current period, primarily due to a $7 million increase in currency exchange.  Equity and other income contributed an additional $5 million of operating income during the current period compared to the prior period primarily due to a $4 million increase in equity income associated with joint ventures.

Distribution

Current Quarter – Distribution’s operating income increased 67% from $12 million during the June 2007 quarter to $20 million during the current quarter. Revenues increased 12% to $1,151 million compared to $1,026 million in the prior year’s quarter.  Price increases, primarily in chemicals and plastics, were the primary factor in revenue growth causing a $109 million, or 11% increase, while currency exchange resulted in an additional $28 million, or 3% increase.  These increases were offset by a $12 million decrease in volume, as pounds sold per shipping day decreased 5% to 19.0 million compared to 20.1 million in the prior year’s quarter, a direct result of the overall weakness in the North American industrial market for chemicals, plastics and composites.

Gross profit as a percent of sales during the quarter increased 0.7 percentage points to 7.8% primarily due to price increases that more than fully offset the raw material cost increases of $95 million in the current quarter, causing operating income to increase $14 million.  The currency exchange also increased gross profit during the current quarter by $2 million.  Selling, general and administrative expenses increased $9 million, or 14%, during the quarter primarily due to increases in incentive compensation and currency exchange of $5 million and $2 million, respectively.  Equity and other income contributed an additional $1 million of operating income during the current quarter compared to the prior year’s quarter.

Year-to-Date – Distribution reported operating income of $39 million for the current period, a 15% decrease from the $46 million reported during the prior period.  Revenues increased 8% to $3,223 million compared to $2,982 million in the prior period.  Price increases, primarily in chemicals and plastics, were the primary factor in revenue growth causing a $224 million, or 8%, increase.  The currency exchange increase of $86 million, or 3%, was substantially offset by a $69 million decrease in volume, as pounds sold per shipping day decreased approximately 4% to 18.9 million compared to 19.6 million in the prior period, causing a decline in operating income of $6 million.

Gross profit as a percent of sales during the current period decreased 0.6 percentage points to 7.6%.  Although gross profit as a percent of sales decreased, actual gross profit margin (in dollars) increased $1 million from the prior period as price increases offset raw material cost increases, contributing $1 million of operating income.  The currency exchange also increased gross profit during the current period by $6 million.  Selling, general and administrative expenses increased $9 million, or 4%, during the period primarily due to increases in salary, benefits and incentive compensation of $6 million and currency exchange of $5 million.

Valvoline

Current Quarter – Valvoline’s operating income decreased 6% to $26 million during the June 2008 quarter from $28 million during the prior year’s quarter.  Revenues increased 5% to $428 million compared to $407 million in the prior year’s quarter.  Increases in price of $14 million, primarily in branded lubricants and antifreeze product lines, and currency exchange of $12 million each contributed to the revenue growth.  These increases were partially offset by a combined $5 million decrease in volume and product mix.  Lubricant gallons increased 1% from 43.4 million gallons to 43.8 million gallons in the current quarter.

Gross profit as a percent of sales during the quarter decreased 1.2 percentage points to 23.9%.  Despite this decrease, actual gross profit margin (in dollars) remained flat as the positive volume and currency exchange impact on gross profit contributed $3 million and $4 million, respectively.  Price increases did not fully offset higher raw material costs resulting in a $6 million decline in gross profit while product mix decreased gross profit by $1 million.  Selling, general and administrative expenses increased $1 million during the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

quarter from the combination of a $3 million increase in currency exchange partially offset by decreased travel and advertising expense.

Year-to-Date – Valvoline reported operating income of $70 million for the current period, a 3% increase compared to $68 million reported during the prior period. Revenues increased 6% to $1,209 million compared to $1,141 million in the prior year’s period.  Increased pricing of $28 million, volume and mix of $5 million and currency exchange of $35 million all contributed to the revenue growth.  Lubricant volume increased 2% to 125.7 million gallons.

Gross profit as a percent of sales during the current period decreased 0.4 percentage points to 24.4%.  Despite this decrease, actual gross profit margin (in dollars) increased $11 million from the prior period as currency exchange contributed an increase of $10 million while price increases did not fully offset increases in raw material costs, causing a net $4 million decline in operating income.  The remaining difference was due to fluctuations within volume and product mix.  Selling, general and administrative expenses increased $9 million during the current period primarily due to increases of $4 million for advertising and $7 million for currency exchange.

Water Technologies

During the December 2007 quarter, Water Technologies’ financial reporting structure was realigned to operate as one unified division in order to take advantage of its significant scale.  The previous division alignment within this segment of Drew Marine, Drew Industrial and Environmental and Process Solutions was eliminated.

Current Quarter – Water Technologies’ operating income increased to $12 million during the June 2008 quarter compared to $6 million during the June 2007 quarter, primarily due to the benefit of $5 million from the completion of certain large sales contracts and from favorable adjustments to estimated liabilities.  Revenues increased 21% to $244 million compared to $201 million in the prior year’s quarter.  Increases of $21 million in currency exchange and $19 million in volume were the primary factors contributing to the increased revenue with price increases adding an additional $4 million.  Revenue growth was impacted during the quarter by the elimination of a one-month non-North American-entity reporting lag in the fourth fiscal quarter last year and the transfer of certain sales from Performance Materials to Water Technologies.  Excluding these effects and the impact of currency exchange, revenues increased by 9%.

Gross profit as a percent of sales decreased 1.0 percentage point to 37.2%.  Despite this decrease, actual gross profit margin (in dollars) increased $15 million from the prior period as currency exchange contributed an increase of $8 million with volume increases adding an additional $7 million.  These increases were offset by a decrease of $1 million attributable to raw material cost increases outpacing price increases.  Selling, general and administrative expenses increased $8 million during the quarter.  Currency exchange of $6 million was the primary factor contributing to the expense increase.

Year-to-Date – Water Technologies reported operating income of $16 million for the current period, an 11% decrease compared to $18 million reported during the prior period, as lower gross profit margin and increased selling, general and administrative costs were the primary factors in the decreased operating income. Revenues increased 17% to $667 million compared to $569 million in the prior period, primarily due to increases of approximately $52 million and $50 million in currency exchange and volume, respectively.

Gross profit as a percent of sales decreased 1.2 percentage points to 37.9%.  Despite this decrease, actual gross profit margin (in dollars) increased $31 million from the prior period as currency exchange contributed an increase of $21 million and volume increases added an additional $19 million.  These increases in gross profit were partially offset by cost increases in raw materials and services of $9 million.  Selling, general and administrative expenses increased $30 million during the current period partially due to $16 million in

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

currency exchange.  In addition, $4 million related to the transfer of certain costs from Performance Materials to Water Technologies.  The remaining difference is primarily due to additional implementation costs associated with the business model redesign as well as costs incurred to support growth initiatives in China and other international markets.  Equity and other income contributed an additional $3 million of operating income during the current period compared to the prior period.

Unallocated and other

Unallocated and other recorded income of $10 million in the June 2008 quarter compared to $12 million in the prior year’s quarter.  The income recorded in the June 2008 quarter was primarily due to lower incentive compensation and direct support costs.  The income recorded in the prior year’s quarter was primarily due to favorable adjustments of $10 million and $4 million related to environmental remediation and employee benefits, respectively.

Unallocated and other recorded income of $10 million for the nine months ended June 30, 2008 compared to a $23 million expense for the nine months ended June 30, 2007.  The current period includes $8 million in expense for costs associated with Ashland’s joint venture with Cargill to manufacture bio-based propylene glycol, which has been suspended due to persistently high glycerin input costs and other costs related to growth opportunities.  These costs were more than offset by lower incentive compensation and direct support costs as compared to the same period in prior year.  The prior nine month period included a $25 million charge for costs associated with Ashland’s voluntary severance offer.  As a result of the APAC divestiture in August 2006, it was determined that certain identified corporate costs that had previously been allocated to that business needed to be eliminated to maintain Ashland’s overall competitiveness.  As a means to eliminate those costs, Ashland offered an enhanced early retirement or voluntary severance opportunity to administrative and corporate employees during fiscal year 2007.  In total, Ashland accepted voluntary severance offers from 172 employees under the program.  As a result, a $25 million pretax charge was recorded for severance, pension and other postretirement benefit costs during fiscal year 2007.

Gain (loss) on the MAP Transaction

Ashland recorded gains on the MAP Transaction of $1 million and $23 million for the three and nine months ended June 30, 2008, and a $1 million gain and a $3 million loss for the three and nine months ended June 30, 2007.  The gain for the nine month period ended June 30, 2008 primarily relates to a settlement with Marathon on certain tax related matters associated with the MAP Transaction during the second quarter of the current year, which resulted in a $23 million gain (see Note E of the Notes to Condensed Consolidated Financial Statements for further details).  The gains and losses associated with this caption for the remaining periods are the result of adjustments in the recorded receivable for future estimated tax deductions related primarily to environmental and other postretirement reserves.  For further information on this transaction see Note C of the Notes to Consolidated Financial Statements in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Net interest and other financing income

Net interest and other financing income amounted to $5 million and $9 million for the three months ended June 30, 2008 and 2007, and $26 million and $34 million for the nine months ended June 30, 2008 and 2007.  These decreases in the current periods compared to prior year periods are primarily due to a $4 million and $8 million decrease in interest income during the three and nine month periods ended June 30, 2008, reflecting the lower interest rate environment for short-term investment instruments compared to the prior period rates, as interest expense and other financial costs have remained consistent.

Income taxes

Ashland’s effective income tax rate was 29.4% for the three months ended June 30, 2008, compared to 15.1% for the three months ended June 30, 2007.  The lower effective income tax rate for the prior year’s

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

quarter reflects both an adjustment to the updated estimate of taxable income for the prior fiscal year as well as favorable developments with respect to settlements of certain tax matters, which were offset by a $2 million charge for various tax contingency matters.  Ashland’s effective income tax rate for the nine months ended June 30, 2008 was 24.7%, compared to 23.3% for the nine months ended June 30, 2007.  For additional information on tax-related items see Notes E and I of Notes to the Condensed Consolidated Financial Statements.

Discontinued operations (net of income taxes)

Income from discontinued operations was $6 million and $1 million for the three and nine months ended June 30, 2008 compared to $14 million and $29 million for the three and nine months ended June 30, 2007.  The income for the three months ended June 30, 2008 and 2007 was primarily due to favorable adjustments of $7 million and $16 million, respectively, to the asbestos receivable for insurance recoveries as a result of Ashland’s ongoing assessment of these matters.  The income for the prior year nine month period ended June 30, 2007 also includes an additional income adjustment of $21 million to the asbestos receivable for insurance recoveries reflecting revised assumptions for the credit quality of the receivable recorded from Equitas, following Equitas’ transactions with Berkshire Hathaway.  These income items for the three and nine months ended June 30, 2008 and 2007 were partially offset by post-closing tax adjustments to the gain on the sale of APAC.  For further information on results from discontinued operations see Note D of Notes to the Condensed Consolidated Financial Statements.

FINANCIAL POSITION

Liquidity

Cash flows from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $334 million for the nine months ended June 30, 2008, compared to a cash inflow of $8 million for the nine months ended June 30, 2007.  The cash inflow during the current period compared to the prior period primarily reflects a $324 million cash improvement in operating assets and liabilities, which increased from a $258 million cash outflow for the nine months ended June 30, 2007 to a $66 million cash inflow for the nine months ended June 30, 2008.  The cash inflow was primarily attributable to changes within accounts receivable, inventory and accounts payable.  These captions generated $45 million of cash inflow during the first nine months of fiscal 2008 compared to the $235 million cash outflow from the same captions during the first nine months of fiscal 2007.

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

In April 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $101 million for letters of credit outstanding under the credit agreement at June 30, 2008.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.9 billion at June 30, 2008, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

At June 30, 2008, working capital (excluding debt due within one year) amounted to $1,916 million, compared to $2,129 million at September 30, 2007 and $2,050 million at June 30, 2007.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation.  That method valued inventories below their replacement costs by $185 million at June 30, 2008, $155 million at September 30, 2007 and $153 million at June 30, 2007.  Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 199% of current liabilities at June 30, 2008, compared to 219% at September 30, 2007 and 214% at June 30, 2007.

At June 30, 2008, Ashland held at par value $275 million of student loan auction rate securities, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through a dutch auction process typically held every 7 or 28 days, for which there was not an active market.  Auction rate securities have historically traded at par value and are callable at par value at the option of the issuer.  At June 30, 2008, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which have guarantees by the U.S. government under the Federal Family Education Loan Program.

Until February 2008, the auction rate securities market was highly liquid.  Starting mid-February 2008, a substantial number of auctions became largely illiquid as there was not enough demand to sell all of the securities that holders desired to sell at auction.  Because the auction rate securities market has failed to achieve equilibrium since mid-February, Ashland determined that there is insufficient observable auction rate securities market information available to determine the fair value of the student loan securities.  As a result, Ashland developed an internal valuation model to estimate fair value based on discounted cash flows.  Assumptions used in estimating fair value include credit quality, liquidity, estimates on the probability of the issue being called prior to final maturity, and the impact due to extended periods of maximum auction rates.  Based on this internal valuation model, Ashland has recorded a temporary impairment of $8 million related to the student loan securities as of June 30, 2008.  Any 25 basis point change in the discount rate or three month adjustment in the duration assumptions would impact the internal valuation model by approximately $1 million.

Ashland believes this adjustment in valuation is necessary to account for the current limited liquidity of these instruments and should be temporary.  Ashland believes these securities ultimately will be liquidated without significant loss primarily due to the quality of the collateral securing most of the instruments as well as based on recent actions being taken to correct the current failed auctions in this marketplace.  However, the period of time it could take to ultimately realize the securities’ par value is currently not determinable and may be longer than twelve months.  As a result, Ashland has classified these instruments as long-term auction rate securities at June 30, 2008 in Ashland’s Condensed Consolidated Balance Sheet.  Ashland has the intent and ability to hold the auction rate securities for a sufficient period of time to allow for recovery of the principal amounts invested.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

For the nine months ended June 30, 2008, property additions amounted to $118 million, compared to $102 million for the same period last year.  Ashland anticipates meeting its remaining 2008 capital requirements for property additions and dividends from internally generated funds.  Ashland’s debt level amounted to $65 million at June 30, 2008, compared to $69 million at September 30, 2007 and $70 million at June 30, 2007.

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

OUTLOOK

Performance Materials’ results will continue to be affected by the soft North American construction and transportation markets.  In addition, raw material costs continue to increase at an accelerated rate, limiting Performance Materials’ ability to recover the full impact of these commodity pricing pressures.  Performance Materials continues to act aggressively to recover these raw material increases and recently announced price increases effective for July and August.  However, due to the timing of the cost increases Performance Materials does not expect to fully recover the raw materials increases through its gross profit margin until the end of the September quarter.  As a result of these factors and the normal seasonality of the business, Ashland expects Performance Materials’ operating income for the upcoming September quarter to be down significantly versus the June 2008 quarter.

Distribution’s results for the June quarter are encouraging considering the difficult market conditions, demonstrating its ability to quickly recover product cost increases.  Despite the positive operating results and improved gross profit percentage in the current quarter, Distribution continues to focus heavily on improving this business’ margins to more historical levels and reducing working capital requirements as the upcoming September quarter will continue to be affected by weakness in North American industrial output.  However, Distribution expects to significantly improve operating results versus the weak fourth quarter in the prior year, although it is unlikely to achieve another sequential quarterly increase, due primarily to seasonality of its business.

Valvoline expects to incur the full impact of recent, significant base-oil and additive cost increases in the fourth quarter of fiscal year 2008.  Price increases have already been announced for this business that should fully offset these cost increases, with full raw material cost recovery expected by the end of the September 2008 quarter.  However, the time lag on the implementation of these price increases will likely lead to significantly reduced, but positive, earnings for Valvoline in the upcoming September quarter as compared with the prior year’s quarter.

Water Technologies continues to focus on improving its pricing process while reducing selling, general and administrative expenses.  Price increases announced in June are expected to fully offset previously announced raw material increases in this business.  While operating income in the current quarter included the favorable effects of certain items not expected to repeat going forward, Ashland does expect that this business will continue to build on the positive pricing momentum and cost reductions that occurred during the current quarter.

Ashland is significantly ahead of plan in achieving its previously announced annualized cost savings of $40 million by year-end fiscal 2009.  Through the June quarter, Ashland has achieved run-rate savings of $22 million, primarily in its Water Technologies and Performance Materials businesses.  Ashland expects to

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

have run-rate savings well in excess of $40 million by the beginning of the December quarter.  In addition, Ashland’s internal benchmark of operating-segment trade working capital to sales decreased by nearly 0.5 percent of annualized sales in the June quarter, excluding the impact of working capital added through acquisitions.  Ashland expects to achieve further reductions in the working capital requirements of its businesses in future periods.

While the economic environment continues to present challenges, Ashland has announced a number of strategic moves that will enhance its profile as a specialty chemicals company.  In June, Ashland completed the acquisition of the pressure-sensitive adhesives and atmospheric emulsions businesses from Air Products.  In addition, the proposed 50-50 joint venture between Ashland and Süd-Chemie was announced in June to combine foundry-related businesses and take advantage of strong growth opportunities and scale in the global metal casting industry.  This transaction is anticipated to close by early calendar 2009.  Finally and most important, in July, Ashland announced the pending acquisition of Hercules Incorporated, which will create a specialty chemical core composed of three businesses: specialty additives and ingredients, paper and water technologies, and specialty resins.  The transaction, which would create a major, global specialty chemicals company, is conditioned upon, among other things, the approval of Hercules’ shareholders, the receipt of regulatory approvals and other customary closing conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2008 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

(b)
During the December 2007 quarter, as part of Ashland’s on-going SAP® enterprise resource planning (ERP) project, the ERP system was implemented for the majority of Ashland’s European, Middle Eastern and African operations, including its shared service center location in the Netherlands.  In addition, during July 2008 the ERP system was implemented for Ashland’s operations in China and Singapore.  As a result, internal controls in the affected operations related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system.  Although management believes internal controls have been maintained or enhanced by the ERP systems implemented during the December 2007 and June 2008 quarters, the controls in the newly upgraded environments have not been completely tested.  As such, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness.  Management will continue to perform tests of controls relating to the new SAP® environment in these business units over the course of fiscal 2008.  Otherwise, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding 100.  The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed.  Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 40,300 active lawsuits pending as of June 30, 2008.  In these active lawsuits, approximately 0.8% of the active lawsuits involve claims between $0 and $100,000; approximately 1.9% of the active lawsuits involve claims between $100,000 and $1 million; approximately 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.1% of the active lawsuits involve claims between $5 million and $10 million; approximately 1% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million.  The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case.  Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

For additional information regarding liabilities arising from asbestos-related litigation, see Note N of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.

Environmental Proceedings – (1) Under the federal Comprehensive Environmental Response Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of June 30, 2008, Ashland had been named a PRP at 64 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (“USEPA”) or a state agency, in which Ashland is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

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

MTBE Litigation – Ashland is a defendant along with many other companies in approximately 30 cases alleging methyl tertiary-butyl ether (“MTBE”) contamination in groundwater.  Nearly all of these cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings.  The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for introducing a defective product into the stream of commerce.  Ashland’s involvement in these cases relates to gasoline containing MTBE allegedly produced and sold by Ashland, or one or more of its subsidiaries, in the period prior to the formation of Marathon Ashland Petroleum LLC (“MAP”).  Ashland only distributed MTBE or gasoline containing MTBE in a limited number of states and has been dismissed in a number of cases in which it was established that Ashland did not market MTBE or gasoline containing MTBE in the state or region at issue.  The MTBE cases seek both compensatory and punitive damages under a variety of statutory and common law theories.  Ashland, along with a number of other defendants who operated refineries, has reached a tentative settlement agreement subject to Court approval with the plaintiffs in 21 of the cases in which Ashland is a defendant.  The tentative settlement, if approved by the Court, should not result in a material impact to Ashland above amounts already reserved.  The potential impact of the unresolved cases and any future similar cases is uncertain.

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

ITEM 1A.  RISK FACTORS

On July 11, 2008, Ashland announced that it entered into a definitive merger agreement with Hercules Incorporated (“Hercules”), as described in Note P to the “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.  Two risk factors previously disclosed in Ashland’s Form 10-K for the year ended September 30, 2007, as updated in Ashland’s Form 10-Q filed for the quarters ended December 31, 2007, and March 31, 2008, have been either eliminated or amended.  The risk factor concerning the redeployment of the proceeds from the MAP Transaction has been eliminated.  The risk factor regarding the implementation of an enterprise resource planning project has been amended and is set forth in its entirety below.  A new risk factor has been added regarding the proposed merger with Hercules.

Ashland’s implementation of its SAP® enterprise resource planning (“ERP”) project has the potential for business interruption and associated adverse impact on operating results as well as internal controls.

In 2004, Ashland initiated a multi-year ERP project that is expected to achieve increased efficiency and effectiveness in supply chain, financial and environmental, health and safety processes.  The implementations completed through the end of July 2008 in all four of Ashland’s businesses throughout North America, Europe, the Middle East, Africa, China and Singapore provide a common ERP for Ashland’s operations now generating more than 90% of Ashland’s consolidated revenues.  Ashland intends to proceed with additional implementations of the ERP within certain of its remaining operations in fiscal 2008 and will also implement the SAP® Human Capital Management functionality beginning in August 2008 and continuing into fiscal 2009 for substantially all of Ashland’s world-wide operations.  Extensive planning has occurred to support effective implementation of the ERP system; however, such implementations carry certain risks, including potential for business interruption with the associated adverse impact on operating income.  In addition, internal controls that are modified or redesigned to support the new ERP system may not have been completely tested.  As a result, there is a risk that deficiencies may or will exist in the future and that they could constitute significant deficiencies, or in the aggregate, a material weakness in internal control over financial reporting.

Ashland may not complete its proposed acquisition of Hercules or realize the anticipated benefits if it does complete the acquisition.

Ashland cannot provide any assurances that its proposed acquisition of Hercules will be completed.  The acquisition is conditioned upon, among other things, the approval of Hercules’ stockholders, receipt of regulatory approvals and other customary closing conditions.  In addition, although Ashland has entered into a financing commitment letter with Bank of America and Scotia Capital, the financing commitment letter includes customary conditions to the availability of the financing.  In the event that the financing described in the financing commitment letter is not available on the terms set forth in the financing commitment letter, other financing may not be available on acceptable terms or at all.  If alternate financing is not available, Ashland will not be able to complete the acquisition.

Even if Ashland completes the proposed acquisition of Hercules, Ashland may not realize the anticipated benefits of the acquisition, and Ashland may encounter difficulties in the integration of the operations of Hercules, which could adversely affect Ashland’s combined business and financial performance.  In addition, if the acquisition is completed Ashland will have significant indebtedness, considerable debt repayment obligations and certain restrictions on the use of excess cash flow.  These factors may make it more difficult for Ashland to obtain financing in the future and may make Ashland more vulnerable to economic downturns.

ITEM 6.  EXHIBITS

(a)	Exhibits

2.1
Agreement and Plan of Merger dated as of July 10, 2008 among Ashland, Ashland Sub One, Inc. and Hercules Incorporated (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on July 14, 2008 and incorporated herein by reference).

10.1
Commitment Letter with Bank of America, N.A., The Bank of Nova Scotia, Banc of America Bridge LLC, and Banc of America Securities LLC dated July 10, 2008 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on July 14, 2008 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

August 6, 2008	/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President,
Chief Financial Officer and Controller
(on behalf of the Registrant and as principal
financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

2.1
Agreement and Plan of Merger dated as of  July 10, 2008 among Ashland, Ashland Sub One, Inc. and Hercules Incorporated (filed as Exhibit 2.1 to Ashland's Form 8-K filed on July 14, 2008 and incorporated herein by reference).

10.1
Commitment Letter with Bank of America, N.A., The Bank of Nova Scotia, Banc of America Bridge LLC, and Banc of America Securities LLC dated July 10, 2008 (filed as Exhibit 10.1 to Ashland's Form 8-K filed on July 14, 2008 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.