Form 10-K
period 2008-09-30
ASHLAND INC.
filed 2008-11-26
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from _________ to ___________

Commission file number 1-32532

ASHLAND INC.

Kentucky (State or other jurisdiction of incorporation or organization)	20-0865835 (I.R.S. Employer Identification No.)

50 E. RiverCenter Boulevard
P.O. Box 391
Covington, Kentucky  41012-0391
Telephone Number (859) 815-3333

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share Hercules Incorporated 8% Convertible Subordinated Debentures due August 15, 2010	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☑                               Accelerated Filer  ☐
Non-Accelerated Filer  ☐                                 Smaller Reporting Company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐  No  ☑
At March 31, 2008, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,970,002,995.  In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates.  Such assumption shall not be deemed conclusive for any other purpose.

At October 31, 2008, there were 63,022,667 shares of Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Registrant’s Proxy Statement (the “Proxy Statement”) for its January 29, 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

			Page
PART I
	Item 1.	Business ...................................................................................................................................................................	1
		General ....................................................................................................................................................................	1
		Corporate Developments .....................................................................................................................................	1
		Ashland Performance Materials .........................................................................................................................	2
		Ashland Distribution ...........................................................................................................................................	3
		Valvoline ................................................................................................................................................................	4
		Ashland Water Technologies ............................................................................................................................	5
		Miscellaneous .......................................................................................................................................................	5
	Item 1A.	Risk Factors .............................................................................................................................................................	7
	Item 1B.	Unresolved Staff Comments .................................................................................................................................	10
	Item 2.	Properties .................................................................................................................................................................	10
	Item 3.	Legal Proceedings ..................................................................................................................................................	11
	Item 4.	Submission of Matters to a Vote of Security Holders ......................................................................................	14
	Item X.	Executive Officers of Ashland ..............................................................................................................................	14

PART II

	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ........................................................................................	15
		Five-Year Total Return Performance Graph ......................................................................................................	16
	Item 6.	Selected Financial Data ........................................................................................................................................	17
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ................................................................................................................	17
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk ..........................................................................	17
	Item 8.	Financial Statements and Supplementary Data ..................................................................................................	17
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................................................................................	17
	Item 9A.	Controls and Procedures .......................................................................................................................................	17
	Item 9B.	Other Information ....................................................................................................................................................	17

PART III
	Item 10.	Directors, Executive Officers and Corporate Governance ................................................................................	17
	Item 11.	Executive Compensation ........................................................................................................................................	18
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .......................................................................................	18
	Item 13.	Certain Relationships and Related Transactions, and Director Independence ........................................................................................................................................................	19
	Item 14.	Principal Accountant Fees and Services .............................................................................................................	19

PART IV
	Item 15.	Exhibits and Financial Statement Schedules .......................................................................................................	19

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

Ashland has operated its business through four reportable segments: Ashland Performance Materials, Ashland Distribution, Valvoline and Ashland Water Technologies.  Financial information about these segments for each of the fiscal years in the three-year period ended September 30, 2008, is set forth on pages F-34 through F-36 of this annual report on Form 10-K.

Ashland Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, transportation, metal casting, marine, and packaging and converting markets.  It is a technology leader in metal casting consumables and design services; unsaturated polyester and vinyl ester resins and gelcoats; and high-performance adhesives and specialty resins.

Ashland Distribution distributes chemicals, plastics and composite raw materials in North America and plastics in Europe and also provides environmental services in North America.  Ashland Distribution’s suppliers include many of the world’s leading chemical, composite and plastics manufacturers.  This segment specializes in providing material transfer and packaging services in mixed truckload and less-than-truckload quantities to customers in a wide range of industries.

Valvoline is a leading marketer of premium packaged automotive lubricants, chemicals, appearance products, antifreeze and filters.  In addition, Valvoline is engaged in the “fast oil change” business through outlets operating under the Valvoline Instant Oil Change® name.

Ashland Water Technologies supplies chemical and non-chemical water treatment solutions for industrial, municipal and commercial facilities.  It provides industrial, commercial and institutional water treatments, wastewater treatment, paint and coating additives, pulp and paper processing and mining chemistries.  In addition, it also provides boiler and cooling water treatments; fuel treatments; welding, refrigerant and sealing products; and fire fighting, safety and rescue products and services for the ocean-going marine market.  For a discussion of recent changes affecting this business segment, see “Corporate Developments” in this annual report on Form 10-K.

At September 30, 2008, Ashland and its consolidated subsidiaries had approximately 11,900 employees (excluding contract employees).

Available Information - Ashland’s Internet address is http://www.ashland.com.  There, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4 and 5.  All such reports will be available as soon as reasonably practicable after Ashland electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”).  Ashland also makes available free of charge on its website, its Corporate Governance Guidelines; Board Committee Charters; Director Independence Standards; and its code of business conduct which applies to Ashland’s directors, officers and employees.  These documents are also available in print to any shareholder who requests them.  Information contained on Ashland’s website is not part of this annual report on Form 10-K and is not incorporated by reference in this document.  The public may read and copy any materials Ashland files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

CORPORATE DEVELOPMENTS

On November 13, 2008, Ashland completed the acquisition of Hercules Incorporated (“Hercules”), through a subsidiary merger transaction (the “Hercules Transaction”). As a result of the Hercules Transaction, Hercules has become a wholly owned subsidiary of Ashland.  Each share of Hercules Common Stock outstanding at the effective time of the merger was exchanged for (i) 0.0930 of a share of Ashland Common Stock and (ii) $18.60 in cash.  The cash portion of the Hercules

Transaction was funded through a combination of cash on hand and debt financing.  For additional information regarding the Hercules Transaction, see Note Q of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

Prior to the Hercules Transaction, Hercules operated through the following two reportable business segments:

Paper Technologies and Ventures - The Paper Technologies business group is one of the key global suppliers of functional and process chemicals for the paper industry, offering a wide and highly sophisticated range of technology and applications expertise with in-mill capabilities for use throughout the paper-making process.  The Ventures business group targets key industry verticals with distinct products such as: pulping chemicals; water treatment chemicals; lubricants; and adhesives, resin modifiers and coatings for the building and converting industries.  Paper Technologies and Ventures properties are located in Beringen, Belgium; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts, U.S.; Franklin, Virginia, U.S.; Hattiesburg, Mississippi, U.S.; Helsingborg, Sweden; Kim Cheon, Korea; Louisiana, Missouri, U.S.; Macon, Georgia, U.S.; Mexico City, Mexico; Milwaukee, Wisconsin, U.S.; Natou, Taiwan; Paulinia, Brazil; Portland, Oregon, U.S.; Savannah, Georgia, U.S.; Shanghai, China; Sobernheim, Germany; Tampere, Finland; Tarragona, Spain; Voreppe, France; and Zwijndrecht, The Netherlands.  Hercules owns a manufacturing facility in Pilar, Argentina that has been leased to a major U.S. company under a five-year lease.  Hercules purchases its products for sale in Argentina from this plant under a five-year supply and distribution agreement which ends in 2009.  In Paper Technologies, customers and competitors are consolidating to enhance market positions and product offerings on a worldwide basis.

Aqualon Group - Products offered by the Aqualon Group are primarily designed to manage the properties of aqueous (water-based) systems.  Most of the products are derived from renewable natural raw materials and are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality such as thickening, water retention, film formation, emulsifying action and binding power.  Major end uses for the Aqualon Group’s products include personal care products, food additives, pharmaceutical products, construction materials, paints, coatings and oil and gas recovery, where polymers are used to modify viscosity, gel strength and/or fluid loss.  The Aqualon Group also manufactures wood and gum rosin resins and is the world’s only producer of pale wood rosin derivatives.  Product applications and markets include food and beverage, construction specialties, adhesives and rubber and plastic modifiers.  Aqualon Group properties are located in Alizay, France; Doel, Belgium; Dalton, Georgia, U.S.; Hopewell, Virginia, U.S.; Jiangmen City, China; Kenedy, Texas, U.S.; Luzhou and Suzhou, China (40% joint venture interest); Nanjing, China (land-use rights acquired in 2006 for facility construction beginning in 2007); Parlin, New Jersey, U.S.; Zwijndrecht, The Netherlands; and Brunswick, Georgia, U.S.  Aqualon is facing competitive threats from emerging Asian producers.  To address this threat, one element of Aqualon’s strategy includes reducing costs in existing facilities and adding production capacity in the growing, low-cost Asian region.

The reportable business segments through which Ashland operated prior to the consummation of the Hercules Transaction are discussed below. As a result of the Hercules Transaction, certain changes have been made to Ashland’s business segments.  Ashland Water Technologies segment has been integrated with Hercules’ Paper Technologies and Ventures segment to form Ashland Hercules Water Technologies segment.  In addition, a new specialty additives and ingredients segment has been formed, Ashland Aqualon Functional Ingredients.

ASHLAND PERFORMANCE MATERIALS

Ashland Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, transportation, metal casting, marine, and packaging and converting markets.  It is a technology leader in metal casting consumables and design services; unsaturated polyester and vinyl ester resins and gelcoats; and high-performance adhesives and specialty resins.  Through this segment, Ashland owns and operates 34 manufacturing facilities and participates in eight manufacturing joint ventures in 15 countries.  This segment competes globally in selected niche markets, largely on the basis of technology and service.  The number of competitors in the specialty chemical business varies from product to product, and it is not practical to identify such competitors because of the broad range of products and markets served by those products.  However, many of Ashland Performance Materials’ businesses hold proprietary technologies, and Ashland believes it has a leading or strong market position in many of its specialty chemical products.

Composite Polymers - This business group manufactures and sells a broad range of corrosion-resistant, fire-retardant, general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low profile additives for the reinforced plastics industry.  Key markets include the transportation, construction, marine and wind energy industries.  Composite Polymers markets vinyl ester resins under the brand name DERAKANE®, HETRON® and AROPOL®.  This business group has manufacturing plants in Jacksonville and Fort Smith, Arkansas; Los Angeles, California; Bartow, Florida; Pittsburgh and Philadelphia, Pennsylvania; Johnson Creek, Wisconsin; Campinas, Brazil; Kelowna and Mississauga, Canada; Changzhou and Kunshan, China; Porvoo and Lahti, Finland; Sauveterre, France; Miszewo, Poland; Benicarlo, Spain; and, through separate joint ventures, has manufacturing plants in Sao Paulo, Brazil and Jeddah, Saudi Arabia.

Specialty Polymers and Adhesives - This business group manufactures and sells adhesive solutions to the packaging and converting, building and construction, and transportation markets.  In addition to these adhesive products, the business also manufactures and markets specialty coatings and adhesive solutions across the printing industry.  Key technologies and markets include: acrylic polymers for pressure-sensitive adhesives; polyvinyl emulsions, urethane adhesives for flexible packaging applications; aqueous and radiation curable adhesives and specialty coatings for the printing and converting applications; hot melt adhesives for various packaging applications; emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; acrylic, polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, marine, recreational and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding.  The group has manufacturing plants in Calumet City, Illinois; Totowa, New Jersey; Greensboro, North Carolina; Ashland and Columbus, Ohio; White City, Oregon; Milwaukee, Wisconsin; Piedmont, South Carolina; Elkton, Maryland; and Kidderminster, England.

Casting Solutions - This business group manufactures and sells metal casting chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves.  This group also provides casting process modeling, core making process modeling and rapid prototyping services.  This business group serves the global metal casting industry from nine owned and operated manufacturing sites located in Campinas, Brazil; Mississauga, Canada; Changzhou, China; Milan, Italy; Castro-Urdilales and Idiazabal, Spain; Kidderminster, England; and Cleveland, Ohio (two sites).  Casting Solutions also has seven joint venture manufacturing facilities located in Vienna, Austria; Le Goulet, France; Bendorf and Wuelfrath, Germany; Ulsan, South Korea; Arceniega, Spain and Alvsjo, Sweden.

In June 2008, Ashland and Süd-Chemie AG signed a nonbinding memorandum of understanding to form a new, global 50-50 joint venture to serve foundries and the metal casting industry.  The joint venture would combine three businesses:   Ashland’s Casting Solutions business group, the foundry-related businesses of Süd-Chemie, and Ashland-Südchemie–Kernfest GmbH, the existing European-based joint venture between Ashland and Süd-Chemie.  This transaction is anticipated to close during fiscal 2009.  In connection with this proposed joint venture, Ashland Performance Materials combined the Composite Polymers and the Specialty Polymers and Adhesives business groups under a single leadership team and business model effective October 1, 2008.

ASHLAND DISTRIBUTION

Ashland Distribution distributes chemicals, plastics and composite raw materials in North America and plastics in Europe.  Ashland Distribution also provides environmental services, including hazardous and nonhazardous waste collection, recovery, recycling and disposal, in North America.  Deliveries are made in North America through a network of 60 owned or leased facilities, 70 third-party warehouses, rail terminals and tank terminals and 4 locations that perform contract packaging activities for Ashland Distribution.  Distribution of thermoplastic resins in Europe is conducted in 18 countries primarily through 14 third-party warehouses and one owned warehouse.  Each of Ashland Distribution’s lines of business (chemicals, plastics, composites and environmental services) competes with national, regional and local companies throughout North America.  The plastics distribution business also competes with other distribution companies in Europe.  Competition within each line of business is based primarily on breadth of product portfolio, service offerings, reliability of supply and price.

Chemicals - Ashland Distribution distributes specialty and industrial chemicals, additives and solvents to industrial users in North America as well as some export operations.  Markets served include the paint and coatings, personal care, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance, oil and gas and paper industries.

Plastics - Ashland Distribution offers a broad range of thermoplastic resins, and specialized technical service to processors in North America as well as some export operations.  Processors include injection molders, extruders, blow molders and rotational molders.  Ashland Distribution provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics.  Ashland Distribution also markets a broad range of thermoplastics to processors in Europe via distribution centers located in Belgium, Denmark, England, Finland, France, Germany, Ireland, Italy, The Netherlands, Norway, Poland, Portugal, Spain and Sweden.

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

Environmental Services - Working in cooperation with chemical waste service companies, Ashland Distribution provides customers, including major automobile manufacturers, with comprehensive, nationwide hazardous and nonhazardous waste collection, recovery, recycling and disposal services.  These services are offered through a North American network of more than 20 distribution centers, including ten storage facilities that have been fully permitted by the United States Environmental Protection Agency (“USEPA”).

Ashland Distribution has significant relationships with suppliers of its products and services.  For a discussion of the risks affecting Ashland Distribution’s supplier relationships, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

VALVOLINE

Valvoline markets premium packaged automotive lubricants, chemicals, appearance products, antifreeze and filters, with sales in more than 100 countries.  The Valvoline® trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States.  Valvoline competes in the highly competitive automotive lubricants and consumer products car care businesses, principally through its offerings of premium products and services, coupled with a strong brand marketing, customer support, and distribution capabilities.  Some of the major brands of motor oils and lubricants with which Valvoline competes globally are Castrol®, Mobil® and Pennzoil®.  In the “fast oil change” business, Valvoline competes with other leading independent fast lube chains on a national, regional or local basis as well as automobile dealers and service stations.  Important competitive factors for Valvoline in the “fast oil change” market include:  Valvoline’s brand recognition; maintaining market presence through Valvoline Instant Oil Change® and Valvoline Express Care® outlets; and quality of service, speed, location, convenience and sales promotion.

Valvoline markets the following key brands of products and services to the private passenger car, light truck and heavy duty markets:  Valvoline® lubricants; Valvoline Premium Blue® commercial lubricants; MaxLife® automotive products for vehicles with 75,000 or more miles; Valvoline Professional Series® automotive chemicals; Pyroil® automotive chemicals; Eagle One® automotive appearance products; Car Brite® automotive reconditioning products; Zerex® antifreeze; Tectyl® industrial products; and Valvoline Instant Oil Change® automotive services.

Valvoline operates lubricant blending and packaging plants in Santa Fe Springs, California; Cincinnati, Ohio; East Rochester, Pennsylvania; and Deer Park, Texas.  Automotive chemical manufacturing and distribution is conducted in Hernando, Mississippi.  Bulk blending and distribution facilities are located in College Park, Georgia; Willow Springs, Illinois; St. Louis, Missouri; and Mississauga, Canada.  Direct market distribution operations are conducted out of centers located in Orlando, Florida; College Park, Georgia; Willow Springs, Illinois; Indianapolis, Indiana; St. Louis, Missouri; Cincinnati, Ohio; East Rochester, Pennsylvania; Memphis, Tennessee; and Dallas, Texas.

Additives (from key suppliers such as Lubrizol Corporation) and base oils (from key suppliers such as Motiva Enterprises LLC) constitute a large portion of the raw materials required to manufacture Valvoline’s products.  In addition to raw materials, Valvoline sources a significant portion of its packaging from key suppliers such as Graham Packaging Inc.  For a discussion of the risks affecting Valvoline’s supplier relationships, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

In North America, Valvoline is comprised of the following business groups:

•
Do It Yourself (“DIY”) - The DIY business group sells Valvoline products to consumers who perform their own auto maintenance.  Valvoline products are sold through retail auto parts stores such as Autozone and Advance Auto Parts, mass merchandisers such as WalMart, and warehouse distributors and their affiliated jobber stores such as NAPA and Carquest.

•
Installer Channels - The Installer Channels business group sells branded products and services to installers (such as car dealers, general repair shops and quick lubes) and to auto auctions through a network of independent distributors and company-owned and operated “direct market” operations.  This business also includes distribution to quick lubes branded “Valvoline Express Care®,” which consists of 368 independently owned and operated stores.

•
Valvoline Instant Oil Change® (“VIOC”) - The VIOC chain is one of the largest competitors in the U.S. “fast oil change” service business, providing Valvoline with a significant presence in the Installer Channels segment of the passenger car and light truck motor oil market.  As of September 30, 2008, 261 company-owned and 585 independently-owned and operated franchise centers were operating in 39 states.  VIOC has continued its customer service innovation through its upgraded and enhanced preventive maintenance tracking system for consumers and fleet operators.  This computer-based system maintains service records on all customer vehicles and contains a database on most car models, which allows service technicians to make service recommendations based primarily on manufacturer’s recommendations.

•
Commercial & Industrial (“C&I”) - The C&I business group sells branded products and services to on-highway fleets, construction companies and original equipment manufacturers (OEMs) through company-owned and operated “direct market” operations, national accounts  and a network of distributors.  C&I direct market distribution operations are conducted out of centers located in Orlando, Florida; Willow Springs, Illinois; Indianapolis, Indiana; Cincinnati, Ohio; East Rochester, Pennsylvania; and Dallas, Texas.  The C&I business group also has a strategic alliance with Cummins Inc. (“Cummins”) to distribute heavy duty lubricants to the commercial market and Eaton Inc. (“Eaton”) to distribute co-branded hydraulic fluids to the commercial and industrial markets.

Outside North America, Valvoline is comprised of one business group:

•
Valvoline International - Valvoline International markets Valvoline®, Eagle One® and Zerex® branded products through wholly-owned affiliates, joint ventures, licensees and independent distributors in more than 100 countries.  The profitability of the business is dispersed geographically, although more than half of the profit comes from mature markets in Europe and Australia.  There are rapidly growing businesses in the emerging markets, including joint ventures with Cummins in Argentina, Brazil, China and India.  In addition, Valvoline operates joint ventures with local entities in Ecuador, Thailand and Venezuela.  Valvoline International markets products for both consumer and commercial vehicles and equipment and is served by company-owned plants in the United States, Australia and The Netherlands and by toll manufacturers.

ASHLAND WATER TECHNOLOGIES

Ashland Water Technologies provides specialized chemicals and consulting services for the utility water treatment market, which includes boiler water, cooling water, fuel and waste streams.  Programs include performance-based feed and control automation and remote system surveillance.  This segment also provides process water treatments for the municipal, extraction/mining, pulp and paper processing, food processing, oil refining and chemical processing markets.  It also provides technical products and shipboard services for the ocean-going marine market.  Comprehensive marine programs include water and fuel treatment; maintenance, including specialized cleaners, welding and refrigerant products and sealants; and fire fighting, safety and rescue products and services.  Ashland Water Technologies also provides specialized chemical additives for the paint and coatings industry.

Ashland Water Technologies owns and operates 11 manufacturing facilities in eight countries and participates in three joint ventures.  Ashland Water Technologies’ diverse spectrum of products competes globally in niche markets.  The number of competitors varies from product to product and markets served.

It conducts operations throughout the Americas, Europe and Asia Pacific and has manufacturing plants in Kearny, New Jersey; Houston, Texas; Greensboro, North Carolina; Americana, Brazil; Chester Hill, Australia; Nanjing, China; Beijing, China; Singapore; Somercotes, England; Krefeld, Germany; and Perm, Russia and, through separate joint ventures, has production facilities in Seoul, South Korea and Navi Mumbai, India.

As a result of the Hercules Transaction, Ashland Water Technologies segment has been integrated with Hercules’ Paper Technologies and Ventures segment to form Ashland Hercules Water Technologies segment.

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

At September 30, 2008, Ashland’s reserves for environmental remediation amounted to $149 million, reflecting Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, judgments and estimates are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $230 million.  Ashland does not believe that any current individual remediation location is material to Ashland, as its largest reserve for any site does not exceed 15% of the remediation reserve.  Ashland regularly adjusts its reserves as environmental remediation continues.  Environmental remediation expense, net of receivable activity, amounted to $7 million in 2008, compared to $7 million in 2007 and $47 million in 2006.

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

The United States Environmental Protection Agency (“USEPA”) is currently implementing the ozone and particulate matters standards they proposed in 1997.  State and local air agencies were required to submit their plans to meet the 1997 ozone standard by 2007, and states have begun to propose strategies for meeting this standard.  Proposed ozone strategies have included emission controls for certain types of emission sources, reduced limits on the volatile content of industrial and consumer products and many requirements on the transportation sector.  States had until April 2008 to propose strategies for meeting the 1997 particulate matter standard.  Additionally, in 2006 USEPA proposed new and more stringent standards, specifically for particulate matter and in 2007 for ozone.  It is not possible at this time to estimate any potential financial impact that the newly proposed standards may have on Ashland’s operations.  Ashland will continue to monitor and evaluate the newly proposed standards.

Climate Change - Ashland has been collecting energy use data and calculating greenhouse gas (GHG) emissions for several years and is evaluating the potential risks from climate change to facilities, products, and other business interests, and the strategies to respond to those risks.  In light of the uncertainty of these risks and any related opportunities, as well as the evolving nature of legislative and regulatory efforts in the U.S. and around the world, Ashland cannot predict whether GHG-related developments will affect its operations or financial condition.

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

Remediation - Ashland currently operates, and in the past has operated, various facilities where, during the normal course of business, releases of hazardous substances have occurred.  Additionally, Ashland has known or alleged potential environmental liabilities at a number of third-party sites for which Ashland has financial responsibility.  Federal and state laws, including but not limited to RCRA, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and various remediation laws, require that contamination caused by such releases be assessed and, if necessary, remediated to meet applicable standards.  Some of these laws also provide for liability for related damage to natural resources and claims for alleged property and personal injury damage can also arise related to contaminated sites.  Laws in other jurisdictions where Ashland operates require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.

Product Control, Registration and Inventory - Many of Ashland’s products and operations in the United States are subject to the Toxic Substance Control Act (“TSCA”); the Food, Drug and Cosmetics Act; the Chemical Diversion and Trafficking Act; the Chemical Weapons Convention; and other product-related regulations.  For further information about a TSCA compliance audit, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.  The European Commission issued a new regulatory framework for the chemicals industry in the European Union (“EU”).  The regulation is known as REACH (Registration, Evaluation and Authorization of Chemicals) and applies to existing and new chemical substances produced or imported into the EU in quantities of greater than one ton per year.  Ashland is actively monitoring this regulation and has identified chemical substances that Ashland will pre-register for REACH by the deadline of December 1, 2008.  Under REACH additional testing, documentation and risk assessments will occur and may adversely affect Ashland’s costs of products produced in or for export to the EU.  Other countries have similar rules to TSCA and REACH.

Research

Ashland conducts a program of market-focused research and development to understand unmet needs in the marketplace, to frame those unmet needs in a platform in which Ashland has capability to deliver, and to determine how to develop or access the intellectual property required to meet the identified market needs.  Research and development costs are expensed as they are incurred and totaled $52 million in 2008 ($50 million in 2007 and $48 million in 2006). Hercules’ research and development efforts have historically been directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products, and cost improvement initiatives. Hercules incurred costs of $44 million in research and development activities in its fiscal year ended December 31, 2007 as compared to $39 million and $41 million in its 2006 and 2005 fiscal years, respectively.

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

ITEM 1A.  RISK FACTORS

The following discussion of “risk factors” identifies the most significant factors that may adversely affect Ashland's business, operations, financial position or future financial performance.  This information should be read in conjunction with

Management’s Discussion and Analysis (“MD&A”) and the consolidated financial statements and related notes incorporated by reference into this report.  The following discussion of risks is designed to highlight what Ashland believes are important factors to consider when evaluating its expectations.  These factors could cause future results to differ from those in forward-looking statements and from historical trends.

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

Ashland’s substantial indebtedness may impair its financial condition and prevent it from fulfilling its obligations under the debt instruments.

As a result of the Hercules Transaction, Ashland has incurred a substantial amount of debt.  Ashland’s substantial indebtedness could have important consequences including:

▪	limiting Ashland’s ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of its growth strategy and other purposes;

▪
requiring Ashland to dedicate a substantial portion of its cash flow from operations to pay interest on its debt, which would reduce availability of Ashland’s cash flow to fund working capital, capital expenditures, acquisitions, execution of its growth strategy and other general corporate purposes;

▪
making Ashland more vulnerable to adverse changes in general economic, industry and government regulations and in its business by limiting its flexibility in planning for, and making it more difficult for Ashland to react quickly to, changing conditions;

▪	placing Ashland at a competitive disadvantage compared with those of its competitors that have less debt; and

▪
exposing Ashland to risks inherent in interest rate fluctuations because some of its borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, Ashland may not be able to generate sufficient cash flow from its operations to repay its indebtedness when it becomes due and to meet its other cash needs.  If Ashland is not able to pay its debts as they become due, Ashland will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring its indebtedness or selling additional debt or equity securities.  Ashland may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, and if Ashland must sell its assets, it may negatively affect its ability to generate revenues.

The restrictive covenants in Ashland’s new credit facilities may affect Ashland’s ability to operate its business successfully.

The terms of Ashland’s new credit facilities contain various provisions that limit its ability to, among other things:  grant liens; incur additional indebtedness, guarantees or other contingent obligations; engage in mergers and consolidations; make sales, transfers and other dispositions of property and assets; make loans, acquisitions, joint ventures and other investments; declare dividends, make distributions or redeem or repurchase capital stock; change the nature of business; and enter into transactions with its affiliates.

These covenants could adversely affect Ashland’s ability to finance its future operations or capital needs and pursue available business opportunities.

In addition, Ashland’s new credit facilities require it to maintain specified financial ratios and satisfy certain financial condition tests.  Events beyond Ashland’s control, including changes in general economic and business conditions, may affect its ability to meet those financial ratios and financial condition tests.  Ashland cannot assure that it will meet those tests or that the lenders will waive any failure to meet those tests.  A breach of any of these covenants or any other restrictive covenants contained in Ashland’s new credit facilities would result in an event of default.  If an event of default under Ashland’s new credit facilities occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of certain of Ashland’s other indebtedness.  If Ashland was unable to pay such amounts, the lenders under its new credit facilities could proceed against the collateral pledged to them.  Ashland has pledged a substantial portion of its assets to the lenders under its new credit facilities.

Ashland may not realize all of the anticipated benefits of the Hercules Transaction.

Ashland’s ability to realize the anticipated benefits of the Hercules Transaction will depend, in part, on Ashland’s ability to integrate the businesses of Hercules successfully and efficiently with its businesses.  The combination of two independent companies is a complex, costly and time-consuming process.  As a result, the combined company will be required to devote significant management attention and resources to integrating Ashland’s diverse business practices and operations with those of Hercules.  The failure of the combined company to meet the challenges involved in integration or otherwise to realize any of the anticipated benefits of the Hercules Transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm Ashland’s results of operations.  In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, and diversion of management’s attention, and may cause Ashland’s stock price to decline.

In addition, even if Ashland’s operations are integrated successfully with Hercules’ operations, the combined company may not realize the full benefits of the Hercules Transaction, including the synergies, cost savings, or sales or growth opportunities that are expected.  Such benefits may not be achieved within the anticipated time frame, or at all.  Further, because Ashland’s businesses differ from Hercules’ businesses, the results of operations of the combined company may be affected by factors different from those affecting Ashland prior to the Hercules Transaction, and may suffer as a result of the merger.  As a result, the realization of the full benefits anticipated from the merger may not be achieved.

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

There are various claims, lawsuits and administrative proceedings pending or threatened, including those alleging personal injury caused by exposure to asbestos, against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other matters which seek remedies or damages, some of which are for substantial amounts.  In addition, as a result of the Hercules Transaction, Ashland acquired Hercules subject to all of its litigation, including asbestos liabilities.  While these actions are being contested, their outcome is not predictable.  Ashland’s business could be materially and adversely affected by financial exposure to these liabilities.

Ashland has incurred, and may continue to incur, substantial operating costs and capital expenditures as a result of environmental, health and safety liabilities and requirements, which could reduce Ashland’s profitability.

Ashland is subject to various U.S. and foreign laws and regulations relating to environmental protection and worker health and safety.  These laws and regulations regulate discharges of pollutants into the air and water, the management and disposal of hazardous substances and the cleanup of contaminated properties.  The costs of complying with these laws and regulations can be substantial and may increase as applicable requirements and their enforcement become more stringent and new rules are implemented.  If Ashland violates the requirements of these laws and regulations, it may be forced to pay substantial fines, to complete additional costly projects or to modify or curtail its operations to limit contaminant emissions.

Ashland is responsible for, and has financial exposure to, substantially all of the environmental and other liabilities of Ashland and substantially all of the environmental and other liabilities of its subsidiaries including Hercules and its former subsidiaries.  Ashland has investigated and remediated a number of its current and former properties.  Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the applicable costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the number and financial strength of other potentially responsible parties at multiparty sites.  As a result, Ashland’s ultimate costs could exceed its reserves.

Ashland’s pension and post-retirement benefit plan obligations are currently underfunded.  Ashland may have to make significant cash payments to some or all of these plans, which would reduce the cash available for Ashland’s businesses.

Ashland has unfunded obligations under its domestic and foreign pension and post-retirement benefit plans.  A significant decline in the value of the plan investments or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for Ashland’s businesses.

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

In recent years, new production capacity in the chemical industry has been shifting to countries with developing economies where demand is growing more rapidly and the cost of production is lower.  Ashland is investing in such countries and there are certain political and other risks associated with doing business in such countries.  Moreover, as Ashland continues to invest in additional overseas facilities, its capital expenditures will increase to reflect the cost of construction of these facilities, which could impact Ashland’s cash flow.  This additional manufacturing capacity may also make some of Ashland’s existing sites redundant, triggering potential write-offs and severance payments.  In addition, as Ashland and its competitors shift production to lower-cost locations, worldwide pricing for certain products may decline, negatively impacting Ashland’s margins for those products.

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

Provisions of Ashland’s articles of incorporation and by-laws could make acquiring control of Ashland without the support of its Board of Directors difficult for a third party, even if the change of control might be beneficial to Ashland shareholders.  Ashland’s articles of incorporation and by-laws contain:

▪	provisions relating to the classification, nomination and removal of its directors;

▪	provisions limiting the right of shareholders to call special meetings of its Board of Directors and shareholders;

▪	provisions regulating the ability of its shareholders to bring matters for action at annual meetings of its shareholders; and

▪	the authorization given to its Board of Directors to issue and set the terms of preferred stock.

Ashland’s articles of incorporation and the laws of Kentucky impose some restrictions on mergers and other business combinations between Ashland and any beneficial owner of 10% or more of the voting power of its outstanding common stock.  The existence of these provisions may deprive shareholders of any opportunity to sell their shares at a premium over the prevailing market price for Ashland Common Stock.  The potential inability of Ashland shareholders to obtain a control premium could adversely affect the market price for Ashland Common Stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Ashland’s corporate headquarters, which is leased, is located in Covington, Kentucky.  Principal offices of other major operations are located in Dublin, Ohio (Ashland Distribution and Ashland Water Technologies); Barendrecht, Netherlands (Ashland Performance Materials); Lexington, Kentucky (Valvoline); and Russell, Kentucky (Administrative Services).  All of these offices are leased, except for the Russell office and one building in Dublin, Ohio, which are owned.  Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under “Item 1” in this annual report on Form 10-K.  Additional information concerning certain leases may be found in Note I of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

Hercules’ corporate headquarters and major research center are located in Wilmington, Delaware.  Hercules also owns a number of plants and facilities in strategic locations worldwide, as described under “Corporate Developments” in Item 1 of this annual report on Form 10-K.  All of Hercules’ principal properties are owned by Hercules, except for its corporate headquarters office building in Wilmington, Delaware, its European headquarters office building in Schaffhausen, Switzerland and its Asian headquarters in Shanghai, China, all of which are leased.

ITEM 3.  LEGAL PROCEEDINGS

The following is a description of Ashland’s material legal proceedings, including legal proceedings related to Hercules.

Ashland Legal Proceedings

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

The majority of lawsuits filed involve multiple plaintiffs and multiple defendants, with the number of defendants in many cases exceeding 100.  The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed.  Plaintiffs have asserted specific dollar claims for damages in approximately 5% of the 40,241 active lawsuits pending as of September 30, 2008.  In these active lawsuits, approximately 0.7% of the active lawsuits involve claims between $0 and $100,000; approximately 1.9% of the active lawsuits involve claims between $100,000 and $1 million; approximately 1% of the active lawsuits involve claims between $1 million and $5 million; less than 0.1% of the active lawsuits involve claims between $5 million and $10 million; approximately 1% of the active lawsuits involve claims between $10 million and $15 million; and less than .02% of the active lawsuits involve claims between $15 million and $100 million.  The variability of requested damages, coupled with the actual experience of resolving claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bear little or no relevance to the merits or disposition value of a particular case.  Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the type and severity of the disease alleged, the number and culpability of other defendants, the impact of bankruptcies of other companies that are co-defendants in claims, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made.

For additional information regarding liabilities arising from asbestos-related litigation, see “Management’s Discussion and Analysis – Application of Critical Accounting Policies – Asbestos-related litigation” and Note O of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

Environmental Proceedings – (1) Under the federal Comprehensive Environmental Response, Compensation and Liability Act (as amended) and similar state laws, Ashland may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of September 30, 2008, Ashland had been named a PRP at 62 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2) TSCA Audit – On April 30, 2007, in an action initiated by Ashland, Ashland signed a Consent Agreement and Final Order (“CAFO”) with the USEPA pursuant to which Ashland will conduct a compliance audit in accordance with Section 5 and Section 13 of the TSCA. TSCA regulates activities with respect to manufacturing, importing and exporting chemical substances in the United States.  Pursuant to the CAFO, Ashland will report any violations discovered.  In addition, the CAFO provides for certain reduced penalties for discovered violations.  While it is reasonable to believe the penalties for violations reported could exceed $100,000 in the aggregate, any such penalties should not be material to Ashland.  The date for completion of the audit has been extended from May 2009 to July 2009.

For additional information regarding environmental matters and reserves, see “Management’s Discussion and Analysis – Application of Critical Accounting Policies – Environmental remediation” and Note O of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

MTBE Litigation – Ashland is a defendant along with many other companies in approximately 30 cases alleging methyl tertiary-butyl ether (“MTBE”) contamination in groundwater.  Nearly all of these cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings.  The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for introducing a defective product into the stream of commerce.  Ashland’s involvement in these cases relates to gasoline containing MTBE allegedly produced and sold by Ashland, or one or more of its subsidiaries, in the period prior to the formation of Marathon Ashland Petroleum LLC (“MAP”).  Ashland only distributed MTBE or gasoline containing MTBE in a limited number of states and has been dismissed in a number of cases in which it was established that Ashland did not market MTBE or gasoline containing MTBE in the state or region at issue.  The MTBE cases seek both compensatory and punitive damages under a variety of statutory and common law theories.  Ashland, along with a number of other defendants who operated refineries, has reached a settlement with the plaintiffs in 21 of the cases in which Ashland is a defendant.  The settlement will not result in a material impact to Ashland above amounts already reserved.  The potential impact of the unresolved cases and any future similar cases is uncertain.

Hercules Legal Proceedings

Asbestos-Related Litigation - Hercules is a defendant in numerous asbestos-related personal injury lawsuits involving claims which typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of the Hercules’ former subsidiaries to a limited industrial market (“products claims”).  Hercules is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by Hercules (“premises claims”).  Claims are received and settled or otherwise resolved on an on-going basis.

The majority of lawsuits filed involve multiple plaintiffs and multiple defendants.  The monetary damages sought in the asbestos-related complaints that have been filed in state or federal courts vary as a result of jurisdictional requirements and practices, though the vast majority of these complaints either do not specify monetary damages sought or merely recite that the monetary damages sought meet or exceed the required jurisdictional minimum in which the complaint was filed.  As of September 30, 2008, there were approximately 25,563 unresolved claims, of which approximately 895 were premises claims and the rest were products claims.  There were also approximately 1,745 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  Between January 1, 2008 and September 30, 2008, Hercules received approximately 1,304 new claims.  During that same period, Hercules spent a net amount of $20.7 million to resolve and defend asbestos matters, including $15.7 million directly related to settlement payments and $5.0 million for defense costs.

Hercules reached a confidential settlement agreement with many of its solvent excess insurers whereby a significant portion of the costs incurred by Hercules with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the “Future Coverage Agreement”).  That agreement is not expected to result in reimbursement to Hercules unless and until defense costs and settlement payments for qualifying asbestos products claims paid by Hercules subsequent to the effective date of the agreement aggregate to approximately $330 million to $370 million, of which approximately $123 million has been credited as of September 30, 2008.  If and when such amounts are paid by Hercules, the insurers’ obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their liability pursuant to the terms of the Future Coverage Agreement, with Hercules being responsible for the share of such costs and payments that are not reimbursed by such participating insurers, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the agreement.

Environmental Proceedings – (1) As of September 30, 2008, Hercules has been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 41 sites.  Hercules becomes aware of sites in which it may be named a PRP through correspondence from the USEPA or other government agencies or from previously named PRPs, who either request information or notify Hercules of its potential liability.

 (2)  United States of America v. Vertac Chemical Corporation, et al. - This case, a cost-recovery action commenced in 1980 and based upon the CERCLA, as well as other statutes, involves liability for costs incurred by the USEPA in connection with the investigation and remediation of the Vertac Chemical Corporation (“Vertac”) site in Jacksonville, Arkansas.  Following extended litigation and appeals, a final judgment against Hercules for $124.5 million was entered in 2005 by the U.S.  District Court for the Eastern District of Arkansas, and ultimately upheld by the appellate courts.  Following payment of the judgment, on July 20, 2007, Hercules received a claim from the USEPA seeking reimbursement of approximately $19 million for response costs incurred since June 1, 1998.  Hercules agreed to resolve USEPA’s claim for those additional response costs, including interest, for $14.5 million.  This settlement is subject to public comment and Court approval.  Hercules adjusted its accrual to $14.5 million with respect to this matter as of September 30, 2008.

(3)  In the Matter of Eastman Company and Hercules Incorporated - On December 23, 2005, USEPA Region III issued a Notice of Violation (“NOV”) to Hercules and to Eastman Chemical Company (“Eastman”) alleging various violations of the Clean Air Act, primarily focused on the Act’s requirements governing emissions of volatile organic compounds, at a manufacturing facility located in West Elizabeth, Pennsylvania.  That facility was sold to Eastman as part of Hercules’ divestiture of its resins business in May 2001.  The USEPA has not specifically made a demand for monetary penalties upon

Hercules and Eastman.  Investigation of this matter is continuing.  At this time, Hercules cannot reasonably estimate its liability, if any, with respect to this matter.

(4)  Environmental Compliance - In April 2005, Hercules’ Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance investigation by the USEPA and the Virginia Department of Environmental Quality (“VADEQ”), and in April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act compliance investigation by USEPA and the VADEQ.  In April 2008, the results of both investigations were provided to Hercules.  The results of both investigations uncovered areas of potential noncompliance with various environmental requirements which are being evaluated.  At this time, Hercules cannot reasonably estimate its potential liability, if any, with respect to these matters.

(5)    Naval Weapons Industrial Reserve Plant - The Naval Weapons Industrial Reserve Plant in McGregor, Texas (the “Site”), is a government-owned facility which was operated by various contractors on behalf of the U.S. Department of the Navy (the “Navy”) from 1942 to 1995.  Hercules operated the Site from 1978 to 1995.  The U.S. Department of Justice, on behalf of the Navy, has advised Hercules and other former contractors that, pursuant to CERCLA, the Government has incurred costs of over $50 million with respect to certain environmental liabilities which the Government alleges are attributable, at least in part, to Hercules’ and the other former contractors’ past operation of the Site.  Hercules and the other former contractors have executed a tolling agreement with the Government and have been engaged in discussions with the Government concerning the Site.  Based on the investigation undertaken by Hercules to date, Hercules believes that there may be substantial defenses to some or all of the Government’s claims.  At this time, Hercules cannot reasonably estimate its potential liability, if any, with respect to the Site.

Agent Orange Litigation - Agent Orange is a defoliant that was manufactured by several companies, including Hercules, at the direction of the U.S. Government, and used by the U.S. Government in military operations in both Korea and Vietnam from 1965 to 1970.  In 1984, as part of a class action settlement, Hercules and other defendants settled the claims of persons who were in the U.S., New Zealand and Australian Armed Forces who alleged injury due to exposure to Agent Orange.  Following that settlement, all claims for alleged injuries due to exposure to Agent Orange by persons who had served in the Armed Forces of those countries were treated as covered by that class action settlement.

On June 9, 2003, the U.S. Supreme Court affirmed the decision of the U.S. Court of Appeals for the Second Circuit in a case captioned Dow Chemical Company, et al. v. Daniel Raymond Stephenson, et al. where plaintiffs Stephenson and Isaacson (in separate but consolidated cases) alleged that they were injured from exposure to Agent Orange and that such injury did not manifest until after exhaustion of the settlement fund created through the 1984 class action settlement.  As a result of that decision, the claims of persons who allege injuries due to exposure to Agent Orange and whose injuries first manifest themselves after exhaustion of the settlement fund created through the 1984 class action settlement may no longer be barred by the 1984 class action settlement and such persons may now be able to pursue claims against Hercules and the other former manufacturers of Agent Orange.

Currently, Hercules is a defendant in approximately thirty-one lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings, which held that plaintiffs’ claims against the defendant manufacturers of Agent Orange that were brought in the state courts are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.” The District Court dismissed plaintiffs’ claims in all of the lawsuits that were before it at that time.  Plaintiffs appealed those dismissals to the U.S. Court of Appeals for the Second Circuit.  The Court of Appeals affirmed the District Court’s dismissal of these actions and also denied the plaintiffs’ petition for rehearing en banc.  On or about October 6, 2008, Plaintiffs in these actions filed Petitions for Writ of Certiorari with the U.S. Supreme Court seeking review of the rulings of the trial court and the U.S. Court of Appeals for the Second Circuit.

In addition, in January 2004, Hercules was sued in a purported class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.  On motion of the defendants, the District Court dismissed this lawsuit and the Second Circuit Court of Appeals affirmed the dismissal and denied the plaintiffs’ petition for rehearing en banc.  Plaintiffs have filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking review of the rulings of the trial court and the U.S. Court of Appeals for the Second Circuit.

In addition, in 1999, approximately 17,200 Korean veterans of the Vietnam War filed suit in Seoul, Korea, against The Dow Chemical Company (“Dow”) and Monsanto Company (“Monsanto”) for their alleged injuries from exposure to Agent Orange.   Following the commencement of those lawsuits, Dow and Monsanto petitioned the court to issue Notices of Pendency to each of the non-defendant manufacturers of Agent Orange, including Hercules, in an attempt to bind those companies to factual and legal findings which may be made in the Korean courts if Dow and Monsanto are held liable to plaintiffs and sue those companies for contribution.  The District Court dismissed the plaintiffs’ claims, and the plaintiffs appealed.  On January 26, 2006, the intermediate appellate court in Seoul reversed the District Court and awarded damages of $65.2 million plus pre- and post-judgment interest to approximately 6,800 of the approximately 17,200 plaintiffs that filed these lawsuits.  Hercules has been informed that Dow and Monsanto have appealed.  If Dow and Monsanto are not successful on appeal, it is possible that they might initiate an action seeking contribution from the non-defendant manufacturers of Agent Orange, including Hercules.  Further, if the intermediate appellate court’s decision is ultimately upheld, it is possible that new lawsuits could be brought in Korea against the Agent Orange manufacturers, including Hercules, by other Korean veterans of the Vietnam War.

Hercules believes that it has substantial meritorious defenses to all of the Agent Orange-related claims described above and those that may yet be brought, and will vigorously defend all actions now pending or that may be brought in the future.

Other Pending Legal Proceedings

In addition to the matters described above, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries, including Hercules.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2008.

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND

The following is a list of Ashland’s executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer as to current members of Ashland’s Executive Committee and other executive officers).

JAMES J. O’BRIEN (age 54) is Chairman of the Board, Chief Executive Officer and a Director of Ashland and has served in such capacities since 2002.

LAMAR M. CHAMBERS (age 54) is Senior Vice President, Chief Financial Officer and Controller of Ashland and has served in such capacities since June 2008 and 2004, respectively.  During the past five years, he has also served as Vice President of Ashland and Senior Vice President - Finance & Administration of Ashland Paving And Construction, Inc. (a former subsidiary of Ashland).

DAVID L. HAUSRATH (age 56) is Senior Vice President and General Counsel of Ashland and has served in such capacities since 2004 and 1999, respectively.  During the past five years, he has also served as Secretary and Vice President of Ashland.

ROBERT M. CRAYCRAFT, II (age 39) is Vice President of Ashland and President of Ashland Distribution and has served in such capacities since November 13, 2008.  During the past five years, he has also served as Vice President-U.S. Chemicals of Ashland Distribution and Senior Vice President and General Manager-Retail Business; Vice President-Business Transformation; and Vice President and General Manager-Distributor Sales of Valvoline.

SUSAN B. ESLER (age 47) is Vice President - Human Resources and Communications of Ashland and has served in such capacity since 2006.  During the past five years, she has also served as Vice President - Human Resources of Ashland.

THEODORE L. HARRIS (age 43) is Vice President of Ashland and President of Global Supply Chain; Environmental, Health and Safety; and Information Technology and has served in such capacities since 2006 and November 13, 2008, respectively.  During the past five years, he has also served as President of Ashland Distribution, Vice President and General Manager of the Composite Polymers Division and General Manager-Food Ingredients Division of FMC Corporation.

J. WILLIAM HEITMAN (age 54) is Vice President of Ashland and has served in such capacity since November 10, 2008.  He was elected Controller of Ashland on November 19, 2008 effective December 1, 2008.  During the past five years, he has also served as Controller of the North American Operations of The Goodyear Tire & Rubber Company and Vice President of Finance and Interim Chief Financial Officer of Ferro Corporation.

SAMUEL J. MITCHELL, JR. (age 47) is Vice President of Ashland and President of Ashland Consumer Markets (Valvoline) and has served in such capacities since 2002.

JOHN E. PANICHELLA (age 49) is Vice President of Ashland and President of Ashland Aqualon Functional Ingredients and has served in such capacities since November 13, 2008.  During the past five years, he has also served as Vice President and President-Aqualon Division of Hercules and General Manager-Americas of General Electric Water & Process Technologies.

PAUL C. RAYMOND, III (age 46) is Vice President of Ashland and President of Ashland Hercules Water Technologies and has served in such capacities since November 13, 2008.  During the past five years, he has also served as Vice President and President-Paper Technologies and Ventures Division and President-Pulp and Paper Division of Hercules and Vice President and General Manager of Honeywell Electronic Materials.

PETER H. RIJNEVELDSHOEK (age 56) is Vice President of Ashland and President of Ashland Performance Materials and has served in such capacities since 2006 and August 2008, respectively.  During the past five years, he has also served as President of Ashland Europe, Senior Vice President of Performance Materials, Vice President of the Europe, Middle East, Asia Pacific and Africa business of Drew Industrial Division and Director of European Shared Business Services.

WALTER H. SOLOMON (age 48) is Vice President and Chief Growth Officer of Ashland and has served in such capacities since 2005.  During the past five years, he has also served as Senior Vice President and General Manager-Retail Business of Valvoline.

FRANK L. WATERS* (age 47) is Vice President of Ashland and has served in such capacity since 2002.  During the past five years, he has also served as President of Ashland Water Technologies, President of Ashland Performance Materials and President of Ashland Distribution.

*Mr. Waters ceased to be an executive officer of Ashland effective November 13, 2008.

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

See Quarterly Financial Information on page F-38 for information relating to market price and dividends of Ashland’s Common Stock.

At October 31, 2008, there were approximately 12,700 holders of record of Ashland’s Common Stock.  Ashland Common Stock is listed on the New York Stock Exchange (ticker symbol ASH) and has trading privileges on NASDAQ and the Chicago and National stock exchanges.

There were no sales of unregistered securities required to be reported under Item 701 of Regulation S-K.  Ashland made no purchases of Ashland Common Stock during the fourth quarter of fiscal 2008.

FIVE-YEAR TOTAL RETURN PERFORMANCE GRAPH

The following graph compares Ashland’s five-year cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 index and a peer group of companies.  The cumulative total shareholder return for each of these groups assumes the reinvestment of dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASHLAND, S&P 500 INDEX AND PEER GROUP

	2003	2004	2005	2006	2007	2008
Ashland1	100	159	193	227	250	124
S&P 500	100	113	126	140	163	127
Peer Group2	100	176	300	322	403	370

1
Ashland’s total return excludes Marathon Ashland Petroleum LLC (MAP) from fiscal 2005 to 2008 and Transportation and Construction from fiscal 2007 to 2008.  Ashland’s former Petroleum Refining and Marketing operations consisted primarily of its 38% interest in MAP which was transferred on June 30, 2005, along with two other businesses to Marathon Oil Corporation.  Ashland’s former Transportation Construction operations consisted of Ashland Paving And Construction, Inc. which was sold on August 28, 2006, to Oldcastle Materials, Inc.

2
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

As of September 30, 2008, the aforementioned indices consisted of 31 companies.  The annual returns for the companies or indices in each of the portfolios have been weighted by their respective beginning-of-year market capitalization.  Each portfolio is then weighted to reflect Ashland’s annual invested capital in each of these lines of business with the annual return for the peer group represented by the sum of these weighted portfolios.

ITEM 6.  SELECTED FINANCIAL DATA

See Five-Year Selected Financial Information on page F-39.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-18.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Quantitative and Qualitative Disclosures about Market Risk on page M-18.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in Ashland’s Current Reports on Forms 8-K and 8-K/A filed August 29, 2008 and September 8, 2008, respectively, Ashland changed its independent registered public accountants effective for the fiscal year ending September 30, 2009.  There were no disagreements related to the change in accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of September 30, 2008, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2008.

Internal Control - See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Changes in Internal Control Over Financial Reporting - There has been no change in Ashland's internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, Ashland's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information to appear under the captions “Election of Directors” and “Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance” in Ashland’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2008.  See also the list of Ashland’s executive officers and related information under “Executive Officers of Ashland” in Part I - Item X in this annual report on Form 10-K.

There is hereby incorporated by reference the information to appear under the caption “Corporate Governance - Governance Principles” in Ashland’s Proxy Statement.

There is hereby incorporated by reference the information to appear under the caption “Corporate Governance - Shareholder Recommendations for Directors” in Ashland’s Proxy Statement.

There is hereby incorporated by reference the information to appear under the caption “Audit Committee Report” regarding Ashland’s audit committee and audit committee financial experts, as defined under Item 407(d)(4) and (5) of Regulation S-K of the Securities Exchange Act of 1934, as amended, in Ashland’s Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information to appear under the captions “Compensation of Directors,” “Committees and Meetings of the Board of Directors - Personnel and Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Personnel and Compensation Committee Report on Executive Compensation” in Ashland’s Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is hereby incorporated by reference the information to appear under the captions “Ashland Common Stock Ownership of Certain Beneficial Owners” and “Ashland Common Stock Ownership of Directors and Executive Officers of Ashland” in Ashland’s Proxy Statement.

The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2008.  Except as disclosed in the narrative to the table, all plans were approved by shareholders of Ashland.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,530,564 (1)	$27.42 (2)	3,449,839 (3)
Equity compensation plans not approved by security holders	28,242 (4)	$33.69 (2)	967,477 (5)
Total	1,558,806	$27.43 (2)	4,417,316

(1)
This figure includes (a) 303,407 stock options outstanding under the Ashland Inc. 1997 Stock Incentive Plan, (b) 570,817 stock options outstanding under the Amended and Restated Ashland Inc. Incentive Plan (the “Amended Plan”), and (c) 334,829 restricted stock shares granted under the Amended Plan and deferred.  This figure also includes 118,708 performance share units for the 2007-2009 performance period and 109,723 performance share units for the 2008-2010 performance period, payable in stock issued under the 2006 Ashland Inc. Incentive Plan (the “2006 Plan”), estimated assuming target performance is achieved.  Also included in the figure are 93,080 shares to be issued under the Deferred Compensation Plan, payable in stock upon termination of employment with Ashland.

(2)
This weighted-average exercise price excludes shares of Ashland Common Stock which may be distributed under the deferred compensation plans for employees and the deferred restricted stock and performance share units which may be distributed under the Amended Plan and 2006 Plan as described in footnotes (1) and (4) in this table.

(3)
This figure includes 2,871,382 shares available for issuance under the 2006 Plan, 232,441 shares available for issuance under the Deferred Compensation Plan and 346,016 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors.

(4)
This figure includes 1,068 stock options issued pursuant to the Ashland Inc. Stock Option Plan for Employees of Joint Ventures which was not approved by Ashland’s shareholders.  There are currently no shares reserved for future issuance under this plan.  All remaining stock options granted under this plan expired on  October 17, 2008.  Also included in this figure are 27,174 shares to be issued under the Deferred Compensation Plan for Employees (2005), payable in stock upon termination of employment with Ashland.

(5)
This figure includes 469,017 shares available for issuance under the Deferred Compensation Plan for Employees (2005) and 498,460 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors (2005).  Because these plans are not equity compensation plans as defined by the rules of the New York Stock Exchange, neither plan required approval by Ashland’s shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information to appear under the captions “Corporate Governance - Director Independence and Certain Relationships,” and “Related Person Transaction Policy,” and “Audit Committee Report” in Ashland’s Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is hereby incorporated by reference the information with respect to principal accountant fees and services to appear under the captions “Audit Committee Report,” “Auditor's Fees,” and “Ratification of Independent Registered Public Accountants,” in Ashland’s Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) and (2) Financial Statements and Financial Schedule

(3) See Item 15(b) in this annual report on Form 10-K

The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

Schedules other than that listed have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.  Separate financial statements of unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually.  Summarized financial information for such affiliates is disclosed in Note D of “Notes to Consolidated Financial Statements.”

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

4.2	-	Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee.

4.3	-
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

4.4	-
Warrant Agreement dated July 27, 1999 between Hercules and The Chase Manhattan Bank, as warrant agent. (Filed as Exhibit 4.4 to Hercules’ Current Report on Form 8-K, dated July 27, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.5	-
Form of Series A Junior Subordinated Deferrable Interest Debentures (Filed as Exhibit 4.5 to Hercules’ Current Report on Form 8-K, dated July 27, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.6	-	Form of CRESTSSM Unit (filed as Exhibit 4.7 to Hercules’ Current Report on Form 8-K, dated July 27, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.7	-	Form of Warrant (filed as Exhibit 4.8 to Hercules’ Current Report on Form 8-K, dated July 27, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

The following Exhibits 10.1 through 10.22 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulation S-K.

10.1	-
Ashland Inc. Deferred Compensation Plan for Non-Employee Directors and Amendment No. 1 (filed as Exhibit 10.5 to Ashland’s Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

10.2	-	Ashland Inc. Deferred Compensation Plan and Amendment No. 1 (filed as Exhibit 10.3 to Ashland’s Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference).

10.3	-	Amended and Restated Ashland Inc. Deferred Compensation Plan for Employees (2005).

10.4	-	Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005).

10.5	-	Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees.

10.6	-	Amended and Restated Ashland Inc. Nonqualified Excess Benefit Pension Plan.

10.7	-
Hercules Incorporated Amended and Restated Long Term Incentive Compensation Plan (filed as Exhibit 10-K to Hercules’ Annual Report on Form 10-K, filed March 29, 2000 (SEC File No. 001-00496), and incorporated herein by reference).

10.8	-	Amendment 2002-1 to Amended and Restated Long Term Incentive Compensation Plan (filed as Exhibit I, Proxy Statement, dated May 15, 2002 (SEC File No. 001-00496), and incorporated herein by reference).

10.9	-
Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors (filed as Appendix II, Proxy Statement, dated June 20, 2003 (SEC File No. 001-00496), and incorporated herein by reference).

10.10	-
Hercules Incorporated 1993 Non-Employee Director Stock Accumulation and Deferred Compensation Plan (filed as Exhibit 4.1, Registration Statement on Form S-8, filed July 16, 1993 (SEC File No. 33-66136), and incorporated herein by reference).

10.11	-	Amendment 2002-1 to Non-Employee Director Stock Accumulation Plan (filed as Exhibit II, Proxy Statement, dated May 15, 2002 (SEC File No. 001-00496), and incorporated herein by reference).

10.12	-	Ashland Inc. Salary Continuation Plan.

10.13	-
Form of Ashland Inc. Executive Employment Contract between Ashland and certain executives of Ashland (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 28, 2006, and incorporated herein by reference).

10.14	-	Employment Agreement between Ashland and John E. Panichella.

10.15	-	Employment Agreement between Ashland and Paul C. Raymond, III.

10.16	-
Form of Indemnification Agreement between Ashland and members of its Board of Directors (filed as Exhibit 10.10 to Ashland’s annual report on Form 10-K for fiscal year ended September 30, 2005, and incorporated herein by reference).

10.17	-	Ashland Inc. 1997 Stock Incentive Plan.

10.18	-	Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.19	-	2006 Ashland Inc. Incentive Plan (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).

10.20	-	Form of Notice granting Stock Appreciation Rights Awards.

10.21	-	Form of Notice granting Restricted Stock Awards.

10.22	-
Separation Agreement and General Release between Ashland and Gary A. Cappeline effective January 10, 2007 (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended December 31, 2006, and incorporated herein by reference).

10.23	-
Agreement and Plan of Merger dated as of July 10, 2008 among Ashland, Ashland Sub-One, Inc. and Hercules Incorporated (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on July 14, 2008, and incorporated herein by reference).

10.24	-
Credit Agreement dated as of November 13, 2008 among Ashland, Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, the other Lenders party thereto, and Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on November 19, 2008, and incorporated herein by reference).

10.25	-
Interim Credit Agreement dated as of November 13, 2008 among Ashland, Banc of America Bridge LLC, as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, the other Lenders party thereto, and Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on November 19, 2008, and incorporated herein by reference).

10.26	-
Transfer and Administration Agreement dated as of November 13, 2008 among CVG Capital II LLC, Ashland, in its capacity as both initial Originator and initial Servicer, each of YC SUSI Trust and Liberty Street Funding LLC, as Conduit Investors and Uncommitted Investors, Bank of America, National Association, as a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor and as the Agent, The Bank of Nova Scotia, as a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, and the Letter of Credit Issuers, Managing Agents, Administrators, Uncommitted Investors and Committed Investors parties thereto from time to time (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on November 19, 2008, and incorporated herein by reference).

10.27	-	Sale Agreement dated as of November 13, 2008 among Ashland and CVG Capital II LLC (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on November 19, 2008, and incorporated herein by reference).

11	-	Computation of Earnings Per Share (appearing on page F-13 of this annual report on Form 10-K).

12	-	Computation of Ratio of Earnings to Fixed Charges.

21	-	List of Subsidiaries.

23.1	-	Consent of Independent Registered Public Accounting Firm.

23.2	-	Consent of Hamilton, Rabinovitz & Associates, Inc.

24	-	Power of Attorney, including resolutions of the Board of Directors.

31.1	-	Certification of James J. O’Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Lamar M. Chambers, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
By:
/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President, Chief Financial Officer and Controller
Date: November 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 26, 2008.

Signatures	Capacity
/s/ James J. O'Brien _____________________________________ James J. O’Brien	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Lamar M. Chambers _____________________________________ Lamar M. Chambers	Senior Vice President, Chief Financial Officer and Controller (Principal Accounting Officer)
* _____________________________________ Roger W. Hale	Director
* _____________________________________ Bernadine P. Healy	Director
* _____________________________________ Kathleen Ligocki	Director
* _____________________________________ Vada O. Manager	Director
* _____________________________________ Barry W. Perry	Director
* _____________________________________ Mark C. Rohr	Director
* _____________________________________ George A. Schaefer, Jr.	Director
* _____________________________________ Theodore M. Solso	Director
* _____________________________________ John F. Turner	Director
* _____________________________________ Michael J. Ward	Director
*By:	/s/ David L. Hausrath
David L. Hausrath
Attorney-in-Fact

Date: November 26, 2008

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2008, 2007 and 2006.

BUSINESS OVERVIEW

Ashland profile

Ashland is a diversified, global chemicals company that provides innovative products, services and solutions to a diverse customer base.  Ashland is a manufacturer of specialty chemicals, a leading distributor of chemicals and plastics, and a provider of automotive lubricants, car-care products and quick-lube services.  Established in 1924 as a regional petroleum refiner, Ashland has recently completed several key acquisitions and divestitures to realign its business operations.  After exiting the transportation construction market in August 2006 and the petroleum refining and marketing sector in June 2005 along with acquiring Hercules Incorporated (Hercules) in November 2008, Ashland is now positioned to achieve its vision in becoming a leading, global specialty chemicals company.

Approximately 30% of Ashland’s sales and operating revenues (revenues) are generated outside of North America.  Revenue by region expressed as a percentage of total consolidated revenue for the years ended September 30, 2008, 2007 and 2006 was as follows:

Sales and Operating Revenues by Geography	2008	2007	2006
North America	71%	72%	79%
Europe	21%	20%	16%
Asia Pacific	5%	5%	3%
Latin America & other	3%	3%	2%
	100%	100%	100%

Business segments

Prior to the acquisition of Hercules in November 2008, Ashland consisted of four commercial divisions:  Ashland Performance Materials, Ashland Distribution, Valvoline and Ashland Water Technologies.  Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, packaging and converting, transportation, marine and metal casting industries.  Distribution is a distributor of chemicals, plastics, composite materials and environmental services in North America, and thermoplastics in Europe.  Valvoline is a marketer, distributor and producer of quality branded automotive and industrial products and services.  Water Technologies is a supplier of chemical and non-chemical water treatment solutions for industrial, commercial and institutional facilities, and specialized chemicals for utility water treatment.

Total consolidated revenue for the years ended September 30, 2008, 2007 and 2006 as a percent of revenue by business segment was as follows:

Sales and Operating Revenues by Business Segment	2008	2007	2006
Performance Materials	19%	18%	18%
Distribution	51%	51%	56%
Valvoline	19%	20%	19%
Water Technologies	11%	11%	7%
	100%	100%	100%

KEY 2008 DEVELOPMENTS

During 2008, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Hercules acquisition

In November 2008, Ashland completed the acquisition of Hercules, a significant step in achieving its objective to create a leading, global specialty chemicals company.  As fiscal 2009 commences, the new combined company comprises a core of three specialty chemical businesses: specialty additives and functional ingredients, paper and water technologies, and specialty resins, which will drive Ashland both strategically and financially.  This acquisition better positions Ashland to deliver more stable and predictable earnings, generate stronger cash flows and gain access to higher growth markets worldwide.  As a result of the transaction, the expanded international presence of Ashland will increase revenue derived outside North America to roughly 35% from approximately 30% in fiscal 2008.

Ashland’s new structure, incorporating the former Hercules businesses, is composed of five commercial units:  Ashland Hercules Water Technologies, Ashland Aqualon Functional Ingredients (Aqualon), Ashland Performance Materials, Ashland Distribution and Ashland Consumer Markets (Valvoline).  The restructured Ashland Hercules Water Technologies business will be a global supplier of functional and process chemicals for the paper industry in addition to water treatment chemicals.  Aqualon is a manufacturer and supplier of specialty additives and functional ingredients derived from renewable resources that are designed to manage the properties of water-based systems.

The estimated transaction value of $3.4 billion includes $0.8 billion of debt assumed in the acquisition.  As part of the financing arrangement for the transaction, Ashland borrowed $2.3 billion and retained approximately $0.3 billion in existing debt, combining for a projected weighted-average interest rate of approximately 9.5%.  For further information on this transaction see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note Q in the Notes to the Consolidated Financial Statements.

Raw material volatility

Unprecedented volatility in many hydrocarbon and base lube oil markets caused unusually large fluctuations in gross profit margins throughout fiscal 2008.  This volatility was highlighted during the 2008 summer, which saw the crude oil market soar to over $145 per barrel from approximately $80 per barrel at the end of fiscal 2007.  These significant raw material increases caused tight supply and extreme price increases on core raw material commodities in a very short period of time.  The timing delay of implementing price increases on Ashland’s products in the market place to recapture gross profit margin from these significant increases caused overall gross profit margin erosion during the year in each of Ashland’s businesses.

Working capital and cash flow management

Ashland’s commitment to the implementation of its SAP® enterprisewide resource planning (ERP) project was only the first step in efforts to improve working capital and cash flow management.  The majority of Ashland’s operations had implemented this system by the beginning of fiscal 2008, resulting in real time information which provided greater transparency in cash management and related business decisions.  As a result, focus shifted on improving the cash flow metric in 2008 by tying cash flow results directly to management compensation.  Ashland’s efforts and focus in this area were highly successful in fiscal 2008 as it generated $478 million of cash flows from operations, a $289 million increase from the prior year.  Operating segment trade working capital decreased from 15.3% of revenue at September 30, 2007 to 12.3% of revenue at September 30, 2008.  Improvements in this area were largely driven by inventory optimization in Ashland Distribution, but also from attention to accounts receivable collection across all business units.  Overall, trade working capital provided approximately $200 million in cash flow during 2008.

Cost-structure efficiency program

During 2008, Ashland initiated a cost-structure efficiency program designed to realign its available resources within certain businesses to maximize operating income and long-term growth opportunities.  Ashland committed to achieve $65 million in total savings from existing businesses by the end of fiscal 2009.  When the program was introduced, the company run-rate target for fiscal 2008 was $14 million.  Ashland exceeded this initial target by the end of fiscal 2008, achieving total run-rate savings of $41 million.  These cost savings were primarily within Performance Materials and Water Technologies, where run-rate savings of $24 million and $14 million, respectively, were achieved.

MAP settlement

During 2008, Ashland and Marathon agreed to a tax related settlement with respect to four specific tax attributes and deductions that were originally scheduled to be reimbursed periodically at much later points in the future, some with the potential of greater than 20 years or more.  The effect of this settlement accelerated Marathon’s reimbursement to Ashland for certain of these deductions, resulting in the receipt of $26 million in cash from Marathon representing the present value of the future deductions.  As a result of this specific agreement, Ashland recorded a gain within the MAP Transaction caption of the Statement of Consolidated Income of $23 million during 2008.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Ashland’s net income amounted to $167 million in 2008, $230 million in 2007 and $407 million in 2006.  Income from continuing operations, which excludes results from discontinued operations, amounted to $175 million in 2008, $201 million in 2007 and $183 million in 2006.  Net income is primarily affected by results within operating income, net interest and other financing income and discontinued operations.  Ashland’s operating income amounted to $213 million in 2008, $216 million in 2007 and $170 million in 2006.  Operating results in 2008 compared to 2007 declined slightly as operating income decreases in Performance Materials and Water Technologies were offset by an operating income increase in Distribution and income associated with Unallocated and other.  Increases in operating income during 2007 compared to 2006 primarily related to Valvoline’s record operating income year as Distribution, and to a lesser extent Performance Materials, reported lower operating results.  Net interest and other financing income was $28 million in 2008, $46 million in 2007 and $47 million in 2006.  The decrease in 2008 compared to prior periods primarily reflects the lower interest rate environment for short-term investment instruments.  Ashland’s after-tax results from discontinued operations included a gain on the sale of APAC of $110 million in 2006, which was subsequently reduced by $7 million in both 2008 and 2007, a $35 million gain associated with estimated future asbestos liabilities less probable recoveries during 2007 and net income from APAC operations of $115 million in 2006.

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the years ended September 30, 2008, 2007 and 2006.

				2008	2007
(In millions)	2008	2007	2006	change	change
Sales and operating revenues	$8,381	$7,785	$7,233	$596	$552

Revenues for 2008 increased 8% from 2007 primarily due to increased pricing of $560 million and $288 million related to a favorable currency exchange as well as $34 million from the acquisition of the pressure-sensitive adhesive business and atmospheric emulsions business of Air Products and Chemicals, Inc. (Air Products) within Performance Materials in June.  This increase was partially offset by a $143 million decrease related to declines in both volume and product mix as well as an additional $143 million decrease related to the elimination of a one-month financial reporting lag for foreign operations (reporting lag) during 2007.  During 2008, pricing increases were consistently implemented across each of Ashland’s businesses to recover significant cost increases occurring within volatile raw material markets.  Volume only declined slightly, despite the difficult market conditions that continued to deteriorate the North American economy throughout 2008, particularly in core sectors such as building and construction, coatings, transportation and marine.  The favorable currency exchange rate is principally influenced by the U.S. dollar’s (USD) performance against the Euro, which weakened by 13% during 2008.

Revenues for 2007 increased 8% from 2006 primarily as a result of Water Technologies’ purchase of the water treatment business from Degussa AG in May 2006 as revenues associated with these purchased operations were $363 million in 2007, as compared to $82 million in the prior year (2006 included only five months of business activity due to the purchase date).  Revenues in 2007 also included an additional $143 million as a result of the elimination of the reporting lag during 2007 as compared to 2006.  These increases, along with pricing increases within Valvoline, primarily contributed to the overall increase in revenues.

				2008	2007
(In millions)	2008	2007	2006	change	change
Cost of sales and operating expenses	$7,056	$6,447	$6,030	$609	$417
Gross profit as a percent of sales	16%	17%	17%

Cost of sales and operating expenses (cost of sales) for 2008 increased 9% compared to 2007, which resulted in an overall 1% decline in gross profit as a percent of sales (gross profit).  Raw material price increases were the primary factor for this gross profit decline, which represented a $591 million cost increase compared to 2007.  Volatile pricing in raw materials, particularly in the crude oil market, which experienced an approximate 75% increase in the cost per barrel of oil during 2008 before peaking at over $145 a barrel, primarily influenced other significant hydrocarbon based raw material increases throughout 2008.  Currency exchange rates increased cost of sales $228 million, while the Air Products acquisition added an additional $32 million.  These revenue increases were partially offset by a $127 million decrease related to volume declines and product mix as well as a $115 million decline related to the reporting lag elimination during 2007.

Cost of sales for 2007 increased 7% compared to 2006, yet gross profit remained consistent year over year.  Cost of sales fluctuations generally track revenue as the increase from 2006 to 2007 primarily reflected year over year raw material cost increases.  Gross profit declined in three of Ashland’s four business segments over the same period, with the exception being Valvoline due to timely and effective pricing increases.  Fiscal 2007 also included an additional $115 million in cost of sales as compared to 2006 as a result of the reporting lag elimination.

				2008	2007
(In millions)	2008	2007	2006	change	change
Selling, general and administrative expenses	$1,166	$1,171	$1,077	$(5)	$94
As a % of revenues	14%	15%	15%

Selling, general and administrative expenses for 2008 decreased slightly compared to 2007 while decreasing one percentage point as a percent of total revenue.  Expenses impacting the comparability of 2008 compared to 2007 include charges recorded in 2007 that consisted of $25 million for the voluntary severance offer, $22 million for the elimination of the reporting lag and $8 million related to an expense for certain postretirement plans.  These expenses did not occur in 2008.  Expenses during 2008 were negatively impacted by $40 million for currency exchange and $11 million for severance charges, related to realignment of certain businesses within Ashland during 2008.

During 2007 selling, general and administrative expenses increased 9%, however remained consistent as a percent of revenue from period to period.  The charges of $25 million for the voluntary severance offer, $22 million for the elimination of the reporting lag, $8 million for the postretirement plans and the additional expense related to the Degussa acquisition were the primary increases in expenses year over year.  Corporate costs previously allocated to APAC of $41 million were retained within 2006 expenses in accordance with applicable GAAP guidance.

				2008	2007
(In millions)	2008	2007	2006	change	change
Equity and other income
Equity income	$23	$15	$11	$8	$4
Other income	31	34	33	(3)	1
	$54	$49	$44	$5	$5

Total equity and other income increased 10% during 2008 and 11% during 2007 compared to the prior period.  The increases in 2008 and 2007 primarily relate to improved performance from various foreign joint venture associations.

				2008	2007
(In millions)	2008	2007	2006	change	change
Gain (loss) on the MAP Transaction	$20	$(3)	$(5)	$23	$2

The $20 million gain in 2008 primarily related to a settlement with Marathon for certain related tax matters associated with the MAP Transaction which resulted in a $23 million gain.  This gain was offset by a decrease in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to environmental and other postretirement obligations.  Ashland recorded a loss on the MAP Transaction of $3 million in 2007 as a result of a decrease in the discounted receivable from Marathon for the estimated present value of future tax deductions.  In 2006, a $5 million loss resulted primarily from a $4 million reclassification of certain tax benefits related to previously owned businesses of Ashland.  The offsetting benefit was recorded in income taxes as deferred tax benefits.  See Note C of Notes to Consolidated Financial Statements for a discussion of the MAP Transaction.

				2008	2007
(In millions)	2008	2007	2006	change	change
Net interest and other financing income
Interest income	$40	$59	$59	$(19)	$-
Interest expense	(9)	(10)	(8)	1	(2)
Other financing costs	(3)	(3)	(4)	-	1
	$28	$46	$47	$(18)	$(1)

The decrease in interest income to $40 million in 2008 from $59 million in 2007 and 2006 primarily reflects the lower interest rate environment for short-term investment instruments compared to prior periods.  Interest expense and other financial costs have remained consistent across all periods.

				2008	2007
(In millions)	2008	2007	2006	change	change
Income tax expense	$86	$58	$29	$28	$29
Effective tax rate	32.9%	22.3%	13.6%

The overall effective tax rate significantly increased in 2008 from rates in prior periods due to several key factors.  Significant volatility in the capital markets as it relates to investments held for life insurance policies resulted in a $9 million tax effect in 2008, which historically has been a tax benefit for Ashland.  In addition, during 2007 Ashland recorded a $15 million tax benefit related to dividends held within the employee stock ownership plan compared with a $1 million tax benefit in 2008, primarily due to the special dividend of $10.20 paid on October 25, 2006 as part of the distribution to shareholders of a substantial portion of the APAC divestiture proceeds.

Ashland’s income tax expense for 2007 and 2006 included $9 million of tax expense and $16 million of tax benefits, respectively, due to the resolution of domestic and foreign tax matters and the reevaluation of income tax reserves related to tax positions taken in prior years.  Also during 2006, $16 million in tax benefits were recorded to adjust the 2005 tax provision to the 2005 tax returns as ultimately filed.

Excluding these identified items, Ashland’s effective tax rate would have been 29.9% in 2008, compared to 24.7% in 2007 and 28.8% in 2006.  See Note K of Notes to Consolidated Financial Statements for the reconciliation of Ashland’s tax provision for the last three years to the 35% U.S. statutory rate.

				2008	2007
(In millions)	2008	2007	2006	change	change
Income (loss) from discontinued operations (net of tax)
APAC
Income from operations	$1	$2	$115	$(1)	$(113)
(Loss) gain on sale of operations	(7)	(7)	110	-	(117)
Asbestos-related litigation reserves	(2)	35	(1)	(37)	36
Electronic Chemicals	-	(1)	-	1	(1)
	$(8)	$29	$224	$(37)	$(195)

Ashland recorded an after-tax gain on the sale of APAC of $110 million in 2006.  During 2008 and 2007, subsequent tax adjustments of $7 million per year reduced the gain on the sale of APAC.  Ashland periodically updates the model used for purposes of valuing the asbestos-related litigation reserves, which resulted in a net $2 million and $1 million charge in 2008 and 2006, respectively, and a favorable net $17 million adjustment during 2007.  In addition, Ashland reassessed its assumption for a certain asbestos receivable due to improved credit quality, which resulted in a favorable $18 million after-tax adjustment during 2007.  Net income from the results of operations of APAC amounted to $1 million, $2 million and $115 million in 2008, 2007 and 2006, respectively.

The following details Ashland’s quarterly reported operating income for the years ended September 30, 2008, 2007 and 2006.

(In millions)	2008	2007	2006
Quarterly operating income
December 31	$46	$58	$46
March 31	52	41	49
June 30	87	91	47
September 30	28	26	28

RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW

Segment operating results reflect the methodology adopted in October 2005 for allocating substantially all budgeted corporate expenses to Ashland’s operating businesses, with the exception of certain legacy costs or items clearly not associated with the operating divisions.  Corporate expenses allocated to Ashland’s four operating divisions under this methodology amounted to $88 million in 2008, $84 million in 2007 and $70 million in 2006.  Actual corporate expenses incurred throughout the year are recorded within Unallocated and other.  In August 2006 the sale of APAC qualified as a discontinued operation.  Under generally accepted accounting principles, allocations of general corporate overhead may not be allocated to discontinued operations for financial statement presentation.  As a result, the Unallocated and other component of operating income during 2006 reflects $41 million of corporate overhead previously allocated to APAC.

The following table shows revenues, operating income and operating information by business segment for each of the last three years ended September 30.

(In millions)	2008	2007	2006
Sales and operating revenues
Performance Materials	$1,621	$1,580	$1,425
Distribution	4,374	4,031	4,070
Valvoline	1,662	1,525	1,409
Water Technologies	893	818	502
Intersegment sales	(169)	(169)	(173)
	$8,381	$7,785	$7,233
Operating income
Performance Materials	$52	$89	$112
Distribution	51	41	120
Valvoline	83	86	(21)
Water Technologies	10	16	14
Unallocated and other (a)	17	(16)	(55)
	$213	$216	$170
Operating information
Performance Materials (b)
Sales per shipping day	$6.4	$6.1	$5.7
Pounds sold per shipping day	4.9	4.9	4.9
Gross profit as a percent of sales	17.0%	20.5%	22.5%
Distribution (b)
Sales per shipping day	$17.3	$15.9	$16.2
Pounds sold per shipping day	18.8	19.6	20.3
Gross profit as a percent of sales	7.8%	7.9%	9.5%
Valvoline (b)
Lubricant sales gallons	169.2	167.1	168.7
Premium lubricants (percent of U.S. branded volumes)	24.9%	23.3%	23.1%
Gross profit as a percent of sales	23.0%	24.8%	19.9%
Water Technologies (b)
Sales per shipping day	$3.5	$3.1	$2.0
Gross profit as a percent of sales	36.7%	39.2%	43.7%

(a)	Includes a $25 million charge for costs associated with Ashland’s voluntary severance offer in 2007 and corporate costs previously allocated to APAC of $41 million in 2006.

(b)	Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.

During 2008, Ashland’s financial performance was hindered by declining demand and significant raw material cost increases, a direct result of continued weakness in the North American economy, where approximately 70% of revenue is derived, and instability in raw material markets.  This economic environment created significant downward pressure on the gross profit margin of each business segment, particularly within the Performance Materials, Valvoline and Water Technologies businesses during 2008.  Despite the economic weakness and gross profit margin pressure, Distribution was able to keep gross profit as a percent of sales relatively flat compared to 2007.  Overall volume results during 2008 for the businesses were mixed, with Water Technologies and Valvoline reporting modest increases compared to 2007 while Distribution declined slightly and Performance Materials’ levels were flat.

Performance Materials

Performance Materials reported operating income of $52 million during 2008, a 42% decrease from the $89 million reported during 2007.  Revenues increased 3% to $1,621 million compared to $1,580 million during the prior period.  Increases in currency exchange of $88 million, or 6%, and price of $45 million, or 3%, were the primary factors in the increase in revenue.  In addition, the acquisition of Air Products in June 2008 contributed $34 million to 2008 revenues.  These increases in revenue were partially offset by volume and product mix decreases of $70 million, or 4%, primarily as a result of weakness in the North American markets for the Composite Polymers and Specialty Polymers and Adhesives business units, and a $56 million decrease related to the reporting lag elimination recorded during 2007.  The decrease in volume and product mix caused operating income to decline by $30 million.

Gross profit as a percent of sales during 2008 decreased 3.5 percentage points to 17.0% primarily due to raw material cost increases of $69 million.  These raw material cost increases were not fully offset by price increases during 2008, causing gross profit margin and operating income to decline by $24 million.  The decreases in gross profit margin related to price, volume and product mix were partially offset by an increase from currency exchange of $16 million.  Selling, general and administrative expenses decreased $3 million, or 1%, during 2008 as an $8 million increase in currency exchange was offset by a $7 million decrease in costs recorded from the reporting lag recorded during 2007.  Equity and other income increased $5 million during 2008 compared to 2007, primarily due to a $6 million increase in equity income associated with joint ventures.

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

Distribution

Distribution reported operating income of $51 million during 2008, a 24% increase from the $41 million reported during 2007.  Revenues increased 9% to $4,374 million compared to $4,031 million in the prior period.  Price increases, primarily in certain chemicals and plastics, were the primary factor in revenue growth causing a $446 million, or 11%, increase with currency exchange increases adding an additional $97 million, or 2%.  These increases during 2008 were offset by a $154 million decrease in volume, as pounds sold per shipping day decreased 4% to 18.8 million compared to 19.6 million in 2007, causing a decline in the gross profit margin and operating income of $13 million.  The reporting lag recorded during 2007 resulted in an additional $46 million decrease in revenue.

Gross profit as a percent of sales during the current period decreased 0.1 percentage point to 7.8%.  Despite this decline, actual gross profit margin (in dollars) increased $22 million compared to 2007 as price increases offset raw material cost increases, contributing $34 million to gross profit margin and operating income.  Selling, general and administrative expenses increased $12 million, or 4%, during 2008 primarily due to increased charges for incentive compensation of $11 million.  The currency exchange increased operating income by $1 million during 2008.

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

Valvoline

Valvoline reported operating income of $83 million during 2008, a 3% decrease compared to the record $86 million reported during 2007.  Revenues increased 9% to $1,662 million during 2008 compared to $1,525 million in 2007.  Increases in pricing of $76 million, or 5%, and currency exchange of $40 million, or 3%, contributed to the revenue growth.  In addition, revenue related to volume increased $49 million as lubricant volume increased 1% to 169.2 million gallons during 2008 compared to 2007, which resulted in an increase in gross profit margin and operating income of $14 million.  A change in the product mix sold during 2008 reduced revenue by $28 million compared to 2007.

Gross profit as a percent of sales during 2008 decreased 1.8 percentage points to 23.0%.  Despite this decrease, actual gross profit margin (in dollars) increased $4 million from the prior period as currency exchange contributed an increase of $11 million while price increases did not fully offset increases in raw material costs, causing a net $14 million decline in gross profit margin and operating income.  The remaining difference was due to fluctuations within product mix, which caused gross profit margin and operating income to decline by $7 million.  Selling, general and administrative expenses increased $7 million during the current period primarily due to currency exchange increases of $8 million.

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

Water Technologies

Water Technologies reported operating income of $10 million during 2008, a 38% decrease compared to $16 million reported during 2007, as lower gross profit margin and increased selling, general and administrative costs were the primary factors in this decline.  Revenues increased 9% to $893 million compared to $818 million during 2007, primarily due to increases of approximately $64 million, or 8%, and $61 million, or 7%, in currency exchange and volume, respectively.  These increases were offset by an $8 million, or 1%, decrease in price and a $42 million, or 5%, decrease as a result of the reporting lag recorded in 2007.

Gross profit as a percent of sales decreased 2.5 percentage points to 36.7%.  Despite this decrease, actual gross profit margin (in dollars) increased $6 million from 2007 as currency exchange and volume contributed increases of $24 million and $22 million, respectively, to gross profit margin.  These increases in gross profit were almost fully offset by cost increases in raw materials and services of $25 million as well as a $15 million decrease related to the reporting lag recorded during 2007.  Selling, general and administrative expenses increased $12 million during 2008 primarily due to a $20 million increase in currency exchange and a $12 million decrease from costs associated with the reporting lag recorded during 2007.

Water Technologies earned operating income of $16 million for 2007, compared to $14 million for 2006, which included an $8 million currency hedge gain related to the acquisition of the water treatment business of Degussa AG (E&PS).  Sales and operating revenues increased 63% to $818 million in 2007 compared to $502 million in 2006, primarily due to the $363 million in sales and operating revenues contributed by the E&PS business during the entire current year, which had only reported four months in the prior period.  The marine and industrial businesses’ combined revenue increase of 5%, on a comparable twelve month basis, and the improving gross profit margin have been the primary factors in the operating income improvement in 2007, while inclusion of the E&PS business has also contributed to operating income growth.  Operating income was also impacted during the current year by an $11 million asset impairment charge on PathGuard® pathogen control equipment that was adjusted to fair value in conjunction with the decision to exit the poultry processing market.

Unallocated and other

Unallocated and other income (costs), consisting of certain legacy costs or items clearly not associated with the operating segments, were $17 million in 2008, ($16) million in 2007 and ($55) million in 2006.  These amounts included a $15 million benefit in 2008 for lower direct support costs allocated to each business segment, a $25 million charge for costs associated with Ashland’s voluntary severance offer in 2007 and costs previously allocated to APAC of $41 million in 2006 that were retained in this component of operating income in accordance with applicable GAAP guidance.  Ashland’s voluntary severance offer was initiated as a result of the APAC divestiture in August 2006.  As a result of the divestiture, it was determined that certain identified corporate costs that had previously been allocated to that business needed to be eliminated to maintain Ashland’s overall competitiveness.  As a means to eliminate those costs, Ashland offered an enhanced early retirement or voluntary severance opportunity to administrative and corporate employees during fiscal year 2007.  In total, Ashland accepted voluntary severance offers from 172 employees under the program.  As a result, a $25 million pretax charge was recorded for severance, pension and other postretirement benefit costs during fiscal year 2007.  The termination dates for employees participating in the program were completed and paid in fiscal year 2008.

In addition to the ongoing costs that typically occur each year related to formerly owned businesses, 2008 included $8 million in expense for joint venture and other costs related to growth opportunities, which was fully offset by an $11 million adjustment from favorable experiences related to Ashland’s self-insurance program.  Fiscal 2007 included $4 million in reduced expenditures as well as $8 million in income recorded from favorable experiences related to Ashland’s self-insurance program.  Included in 2006 were $17 million in environmental remediation expenses, income of $11 million from an insurance claim recovery and income of $5 million from the favorable adjustment to the previously estimated withdrawal premium due Oil Insurance Limited (OIL), the energy-industry mutual insurance consortium in which Ashland terminated its participation effective December 31, 2005.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows.

(In millions)	2008	2007	2006
Cash (used) provided by:
Operating activities from continuing operations	$478	$189	$145
Investing activities from continuing operations	(418)	(6)	(285)
Financing activities from continuing operations	(70)	(1,016)	(472)
Discontinued operations	(8)	(95)	1,445
Effect of currency exchange rate changes on cash and cash equivalents	7	5	2
Net (decrease) increase in cash and cash equivalents	$(11)	$(923)	$835

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to $478 million in 2008, $189 million in 2007 and $145 million in 2006.  The increased cash generated during 2008 primarily reflects a $311 million and $302 million cash improvement in operating assets and liabilities as compared to 2007 and 2006, respectively.  The cash inflow for the current period was primarily attributable to changes within accounts receivable, inventory and trade and other payables as a result of Ashland’s increased focus on working capital management throughout the company.  These captions generated $193 million of cash inflow during 2008 compared to cash outflows of $234 million and $92 million from the same captions during 2007 and 2006.  During 2008, Ashland paid income taxes of $53 million, compared to $25 million in 2007 and $140 million in 2006.  Ashland contributed $25 million to its qualified pension plans in 2008, compared with $58 million in 2007 and $111 million in 2006.  Cash receipts for interest income was $40 million in 2008 and $59 million in 2007 and 2006, while cash payments for interest expense amounted to $10 million in 2008, $10 million in 2007 and $9 million in 2006.  Cash flows from discontinued operations, consisting primarily of cash flows from APAC, amounted to a cash outflow of $8 million in 2008, $95 million in 2007 and cash inflow of $1,445 million in 2006.

During 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $102 million for letters of credit outstanding under the credit agreement at September 30, 2008.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.7 billion at September 30, 2008 in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.

On November 13, 2008, Ashland completed its acquisition of Hercules, creating a leading specialty chemicals company.  The cost to acquire the 112.7 million shares of outstanding Hercules Common Stock at November 13, 2008, paid in cash and Ashland Common Stock, was approximately $2.6 billion, consisting of cash consideration of $2.1 billion and stock consideration, valued as of the original announcement date, of $0.5 billion.  Ashland Common Stock issued as part of the merger acquisition was approximately 10.5 million shares.  In addition, Ashland assumed debt that had a carrying value of approximately $0.8 billion as of the closing date.

In conjunction with the acquisition of Hercules previously described, Ashland secured $2.6 billion in financing from Bank of America Securities LLC and Scotia Capital (USA) Inc. consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility, and a $750 million bridge loan.  The total debt drawn upon the closing of the completed merger was $2.3 billion resulting in ongoing Ashland total debt of approximately $2.6 billion, which included amounts used to fund the extinguishment of certain debt instruments that Hercules held as of the closing date.

As a result of the financing and subsequent debt issued to complete this merger, Standard & Poor’s downgraded Ashland’s corporate credit rating to BB- and Moody’s Investor Services downgraded Ashland’s corporate credit rating to Ba2.  In addition, Ashland is now subject to cash and other restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property and applicable insurance coverage as well as negative covenants that include financial covenant restrictions associated with leverage and fixed charge coverage ratios and total net worth.

At September 30, 2008, working capital (excluding debt due within one year) amounted to $1,823 million, compared to $2,129 million at the end of 2007.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $200 million at September 30, 2008 and $155 million at September 30, 2007.  Liquid assets (cash, cash equivalents, available-for-sale securities and accounts receivable) amounted to 191% of current liabilities at September 30, 2008, compared to 219% at September 30, 2007.  The decrease in both working capital and liquid assets is partially attributable to auction rate securities classified as noncurrent assets in the current year as opposed to being classified as current assets in the prior year.

At September 30, 2008, Ashland held at par value $275 million of student loan auction rate securities, which are variable-rate debt securities and have a long-term maturity with the interest rates being reset through a dutch auction process typically held every 7 or 28 days, for which there was not an active market.  Auction rate securities have historically traded at par value and are callable at par value at the option of the issuer.  At September 30, 2008, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which have guarantees by the U.S. government under the Federal Family Education Loan Program.

Until February 2008, the auction rate securities market was highly liquid.  Starting mid-February 2008, a substantial number of auctions became largely illiquid as there was not enough demand to sell all of the securities that holders desired to sell at auction.  Because the auction rate securities market has failed to achieve equilibrium since mid-February, Ashland determined that there is insufficient observable auction rate securities market information available to determine the fair value of the student loan securities.  As a result, Ashland developed various internal valuation models to estimate the fair value of these auction rate securities based on discounted cash flow models and relevant observable market prices.  Assumptions used in estimating fair value include credit quality, liquidity, estimates on the probability of each valuation model, and the impact due to extended periods of maximum auction rates.  Based on these various internal valuation models, Ashland has recorded a temporary impairment of $32 million related to the student loan securities as of September 30, 2008.  Any 25 basis point change in the discount rate or three month adjustment in the duration assumptions would impact the internal valuation model by approximately $2 million.

Ashland believes this adjustment in valuation is necessary to account for the current limited liquidity of these instruments and should be temporary.  Ashland believes these securities ultimately will be liquidated primarily due to the quality of the collateral securing most of the instruments as well as based on recent actions being taken to correct the current failed auctions in this marketplace.  However, the period of time it could take to ultimately realize the securities’ par value is currently not determinable and may be longer than twelve months.  As a result, Ashland has classified these instruments as long-term assets at September 30, 2008 in Ashland’s Consolidated Balance Sheet.  As of September 30, 2008 Ashland has the intent and ability to hold the auction rate securities for a sufficient period of time to allow for recovery of the principal amounts invested.

Capital resources

On September 14, 2006 Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland Common Stock shareholders as a one-time special dividend.  Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million.  This amount was accrued as dividends payable in the Consolidated Balance Sheet at September 30, 2006 and was subsequently paid during 2007.  Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland’s Board of Directors.  See Note L of Notes to Consolidated Financial Statements for a description of Ashland’s share repurchase programs.

Ashland did not repurchase any shares during 2008, but did repurchase 4.7 million shares for $288 million during 2007 and 6.7 million shares for $405 million during 2006.  Since July 2005 through September 30, 2007, Ashland has repurchased a total of 13.2 million shares at a cost of $793 million.  These repurchases represent approximately 18% of the shares outstanding on June 30, 2005.  The stock repurchase actions were consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.  At September 30, 2008, 8.4 million common shares are reserved for issuance under stock incentive and deferred compensation plans.  As part of the completed merger to acquire all of the outstanding shares of Hercules in November 2008, Ashland issued approximately 10.5 million shares.  See Note Q of the Notes to Consolidated Financial Statements for additional details regarding the completed merger.

Property additions (excluding the property additions of the discontinued operations of APAC) averaged $178 million during the last three years and are summarized in the Information by Industry Segment on page F-36.  For the past three years, Performance Materials accounted for 30% of Ashland’s capital expenditures, while Valvoline accounted for 20%, Distribution accounted for 17% and Water Technologies accounted for 12%.  Capital used for acquisitions amounted to $387 million during the last three years, of which $210 million was invested in Performance Materials, $169 million in Water Technologies and $8 million in Valvoline.  A summary of the capital employed in Ashland’s current operations as of the end of the last three years follows.

(In millions)	2008	2007	2006
Capital employed
Performance Materials	$795	$682	$505
Distribution	521	672	564
Valvoline	485	501	489
Water Technologies	333	359	322

During 2008, Ashland reduced its total debt by $3 million to $66 million and stockholders’ equity increased by $48 million to $3,202 million.  The increases in stockholders’ equity resulted from $167 million of net income, $17 million from issuance of common shares under stock incentive and other plans and $4 million of translation gains associated with foreign operations.  These increases were offset by a $51 million decrease attributable to an increase in the pension and other postretirement liability, a $20 million decrease associated with unrealized losses on investment securities and regular cash dividends of $69 million.  Debt as a percent of capital employed was 2.0% at September 30, 2008 compared to 2.1% at September 30, 2007.

During 2009, Ashland expects total capital expenditures, including those related to the Hercules businesses, to be below the actual capital expenditures of $205 million in 2008.  Capital expenditures during 2008 included several significant nonrecurring expenditures, including $40 million for growth initiatives specifically related to China, which included construction of an administration and technology office building, and $10 million for costs associated with the implementation of the ERP system.  In 2004, Ashland initiated a multi-year ERP project that is expected to increase efficiency and effectiveness in supply chain, financial, and environmental, health and safety processes.  The implementation of the ERP system began in October 2005 in Canada, continued during fiscal 2007 for all U.S. operations, and was successfully launched in our Europe, Middle East, Africa, China and Singapore operations during 2008.  As of September 30, 2008, Ashland had more than 90% of global revenue converted and functioning on this one ERP system, which is a significant milestone.  The total cost of the project through fiscal 2008 is $144 million, of which $118 million has been capitalized.

On November 20, 2008, the Board of Directors of Ashland declared a quarterly cash dividend of 7.5 cents per share, payable December 15, 2008, to shareholders of record at the close of business on December 1, 2008.  This is reduced from the previous quarterly dividend of 27.5 cents per share.  In total, the reduction is expected to decrease Ashland’s annual cash outflow for dividends by approximately $60 million.

The following table aggregates Ashland’s obligations and commitments to make future payments under existing contracts at September 30, 2008.  Contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable have been excluded.

			2010-	2012-	Later
(In millions)	Total	2009	2011	2013	Years
Contractual obligations
Raw material and service contract purchase obligations (a)	$101	$53	$48	$-	$-
Employee benefit obligations (b)	270	32	46	51	141
Operating lease obligations (c)	215	42	67	49	57
Long-term debt (d)	66	21	4	28	13
Unrecognized tax benefits (e)	79	5	3	1	70
Total contractual obligations	$731	$153	$168	$129	$281

Other commitments
Letters of credit (f)	$102	$102	$-	$-	$-

(a)	Includes raw material and service contracts where minimal committed quantities and prices are fixed.

(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2009, as well as projected benefit payments through 2018 under Ashland’s unfunded pension and other postretirement benefit plans.  See Note N of Notes to Consolidated Financial Statements for additional information.

(c)
Includes leases for office buildings, retail outlets, transportation equipment, warehouses and storage facilities and other equipment.  For further information see Note I of Notes to Consolidated Financial Statements.

(d)
Includes principal and interest payments.  Capitalized lease obligations are not significant and are included in long-term debt.  For further information see Note G of Notes to Consolidated Financial Statements.

(e)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits, including interest and penalties.  Therefore, these amounts were principally included in the “Later Years” column.

(f)	Ashland issues various types of letters of credit as part of its normal course of business. For further information see Note G of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

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

Long-lived assets

The cost of plant and equipment is depreciated principally by the straight-line method over the estimated useful lives of the assets.  Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).  Asset impairment charges were $2 million in 2008, $15 million in 2007 and $6 million in 2006.

Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of July 1 and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Such tests are completed separately with respect to the goodwill of each of Ashland’s reporting units, which are operating segments or business units within these operating segments.  Because market prices of Ashland’s reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of those units.  Fair values are based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of peer group companies for each of these reporting units and, as deemed necessary, a discounted cash flow model.  Ashland did not recognize any goodwill impairment during 2008, 2007 and 2006.  The most recent annual impairment tests indicated that the fair values of each of Ashland’s reporting units with significant goodwill were in excess of their carrying values, with consolidated fair values exceeding carrying values by approximately 17%.  Despite that excess, however, impairment charges could still be required if a divestiture decision or other significant economic event were made or occurred with respect to a particular business included in one of the reporting units.  Subsequent to this annual impairment test, no indications of an impairment were identified.

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

Certain assumptions are used to measure the plan obligations of company-sponsored defined benefit pension plans and postretirement benefit plans.  Ashland’s pension and other postretirement obligations and annual expense calculations are based on a number of key assumptions including the discount rate at which obligations can be effectively settled, the anticipated rate of compensation increase, the expected long-term rate of return on plan assets and certain employee-related factors, such as turnover, retirement age and mortality.  Because Ashland’s retiree health care plans contain various caps that limit Ashland’s contributions and because medical inflation is expected to continue at a rate in excess of these caps, the health care cost trend rate has no material impact on Ashland’s postretirement health care benefit costs.

Ashland developed the discount rate used to determine the present value of its obligations under the U.S. pension and postretirement health and life plans by matching the stream of benefit payments from the plans to the Mercer Pension Discount Yield Curve Spot Rates.  Ashland uses this approach to reflect the specific cash flows of these plans for determining the discount rate.  The discount rate determined as of September 30, 2008 was 8.01% for the U.S. pension plans and 7.78% for the postretirement health and life plans.  Non-U.S. pension plans followed a similar process based on financial markets in those countries where Ashland provides a defined benefit pension plan.  The weighted-average discount rate for Ashland’s U.S. and non-U.S. pension plans combined was 7.81% as of September 30, 2008.

At September 30, 2007, the discount rate for U.S. pension and postretirement health and life plans was established by matching the benefit payment streams from the plans to the Citigroup Pension Discount Curve Spot Rates.  The Mercer Pension Discount Yield Curve was elected in 2008.  While both models use the same Ashland-specific benefit cash flows, the Mercer model is based on actual corporate rates.  Management determined that during a period of such extreme market volatility, a model that closely reflects corporate rates would be more appropriate.

Ashland’s expense under both U.S. and non-U.S. pension plans is determined using the discount rate as of the beginning of the fiscal year, which amounted to a weighted-average rate of 6.16% for 2008, 5.66% for 2007 and 5.42% for 2006.  The rates used for the postretirement health and life plans were 5.96% for 2008, 5.64% for 2007 and 5.33% for 2006.  The 2009 expense for the pension plans will be based on a weighted-average discount rate of 7.81%, while 7.78% will be used for the postretirement health and life plans.

The weighted-average rate of compensation increase assumptions were 3.74% for 2008, 3.74% for 2007 and 4.46% for 2006.  The compensation increase assumptions for the U.S. plans were 3.75% for 2008, 3.75% for 2007 and 4.25% for 2006.  The rate of the compensation increase assumption for the U.S. plans will remain at 3.75% in determining Ashland’s pension costs for 2009.

The weighted-average long-term expected rate of return on assets was assumed to be 7.62%% in 2008, 7.58% in 2007 and 8.26% in 2006.  The long-term expected rate of return on assets for the U.S. plans was assumed to be 7.75% in 2008, 7.75% in 2007 and 8.50% in 2006.  For 2008, the U.S. pension plan assets generated an actual loss of 18.5%, compared to an actual return of 15.3% in 2007 and 8.8% in 2006.  However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances.  Ashland has generated compounded annual investment returns of 5.4% and 4.9% on its U.S. pension plan assets over the last five-year and ten-year periods.  In 2008, 17% of the pension portfolio was shifted from equity investments to alternative assets, prompting an increase in the expected return on U.S. plan assets to 8.25% in determining Ashland’s pension costs for 2009.  Ashland estimates total fiscal 2009 pension costs to be approximately $55 million.

As of September 30, 2007, Ashland revised certain demographic assumptions used to determine its pension and other postretirement benefit costs.  To comply with provisions of the Pension Protection Act of 2006, the mortality assumption was changed to the RP2000 Combined Mortality Table with mortality improvement projected forward from the base year of 2007 by seven years for annuitants and 15 years for nonannuitants using Scale AA.  The previous mortality assumption was the RP2000 Combined Mortality Table for Males and Females – Healthy Lives projected to 2006 using Scale AA.  The turnover and retirement rates are based upon actual experience and were not revised.

Shown below are the estimated increases in pension and postretirement expense that would have resulted from a one percentage point change in each of the assumptions for each of the last three years.

(In millions)	2008	2007	2006
Increase in pension costs from
Decrease in the discount rate	$16	$24	$25
Increase in the salary adjustment rate	7	9	11
Decrease in the expected return on plan assets	15	13	11
Increase in other postretirement costs from
Decrease in the discount rate	2	2	2

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standard No. 109 (FAS 109), “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Ashland adopted the provisions of FIN 48 effective October 1, 2007.  The cumulative effect of adoption of FIN 48 resulted in a reduction to the October 1, 2007 opening retained earnings balance of less than $1 million.  For additional information on the adoption, implementation and disclosure requirements of this Interpretation see Note K.

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

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  During the most recent update of this estimate completed during 2008, it was determined that the reserve for asbestos claims should be increased by $2 million.  This increase in the reserve was based on the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  This increase resulted in total reserves for asbestos claims of $572 million at September 30, 2008, compared to $610 million at September 30, 2007.

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

Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 65% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which 83% have a credit rating of B+ or higher by A. M. Best as of September 30, 2008.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, which is reinsured by Equitas (Limited).  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers.  During 2007 a significant amount of Equitas’ reinsurance of liabilities became reinsured by National Indemnity Corporation, a member of the Berkshire Hathaway group of insurance companies with a current A. M. Best rating of A++.  As a result Ashland reassessed its assumptions for the receivable recorded from Equitas, and due to the improved credit quality of this portion of the receivable, Ashland increased its recorded receivable by $21 million during 2007.

At September 30, 2008, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $458 million, of which $77 million relate to costs previously paid.  Receivables from insurers amounted to $488 million at September 30, 2007.  During 2008, the model used for purposes of valuing the asbestos reserve described above, and its impact on the valuation of future recoveries from insurers was updated, which caused an additional $8 million increase in the receivable for probable insurance recoveries.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2008, such locations included 62 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 105 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 177 are being actively remediated.  Ashland’s reserves for environmental remediation amounted to $149 million at September 30, 2008, compared to $174 million at September 30, 2007, of which $112 million at September 30, 2008 and $153 million at September 30, 2007 were classified in noncurrent liabilities on the Consolidated Balance Sheets.  The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2008 and 2007 Ashland’s recorded receivable for these probable insurance recoveries was $40 million and $44 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $11 million in 2008, $15 million in 2007 and $59 million in 2006.  Environmental remediation expense, net of receivable activity, was $7 million in 2008, $7 million in 2007 and $47 million in 2006.

The decrease in net environmental remediation expense during fiscal 2008 and 2007 compared to fiscal 2006 is principally attributable to favorable remediation developments for a portion of our sites and enhancements made to our environmental remediation estimation process.  In addition, in fiscal 2007, engineering estimates for future remediation costs related to former Ashland properties transferred to Marathon Ashland Petroleum LLC (MAP) exceeded a contractual ceiling established with Marathon Oil Corporation under the terms of the MAP Transaction.  As part of the MAP Transaction, Ashland agreed to pay the first $50 million of environmental remediation costs incurred on or after January 1, 2004 related to former Ashland petroleum properties that were contributed to MAP upon the formation of the joint venture in 1998.  Engineering estimates for future remediation costs related to former Ashland properties transferred to MAP exceeded the $50 million ceiling during fiscal 2007.  Accordingly, after that point, no additional expense was required for these sites.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $230 million.  No individual remediation location is material to Ashland, as its largest reserve for any site does not exceed 15% of the remediation reserve.

OUTLOOK

During the past several years Ashland has redesigned its core operations to better position each business for future growth while combining to form a dynamic company that is a leading global provider of specialty chemicals.  In recent years Ashland has divested several key non-core businesses and reinvested those proceeds in both organic and acquisitive growth opportunities, culminating in Ashland’s recent purchase in November 2008 of Hercules.  This recent acquisition propels Ashland to a global leadership position with expanded capabilities and promising growth potential in specialty resins, specialty additives and functional ingredients and paper and water technologies.

Performance Materials will continue to be challenged by the difficult conditions in the North American construction and transportation markets and the recent downturn in the European market.  As a result of these weakening market conditions in many of Performance Materials’ key North American markets, reductions have occurred in operational headcount at five manufacturing facilities.  In addition, the Composite Polymers and Specialty Polymers and Adhesives business units were consolidated during the last quarter of fiscal 2008, combining many sales, marketing, technical and administrative roles.  Substantial improvements in Performance Materials’ cost structure as a result of these personnel decreases, as well as the reductions in the hours of operations and headcount at certain manufacturing facilities, should curtail the impact of adverse economic conditions.  Ashland expects that price increases implemented during the last quarter of fiscal 2008, combined with softness in the crude oil market, should provide some improvement to the gross profit percentage of the business, as long as volume reductions are not significant.

Distribution’s future performance will continue to be affected by volatile raw material costs and weakness in North American industrial output, particularly from the core markets of building and construction, coatings, automotive and marine.  The volume in this business is predominantly contingent on these U.S. industrial production sectors and Ashland remains concerned about the level of business activity of our customers due to the current global economic environment.  While any one customer would not have a significant impact on this business, the widespread nature of the credit crisis will likely be reflected in reduced overall demand.  However, the continued focus on pricing and margins should assist in partially mitigating the effects of these economic trends.

Despite persistent volume declines in the overall lubricant market and unprecedented increases in raw material costs during 2008, Valvoline nearly equaled its record operating income performance of 2007.  While volume challenges will likely continue during 2009, this business has demonstrated the ability to outperform the market as Valvoline Instant Oil Change and other international businesses are well positioned for continued earnings growth.  Valvoline’s price increases implemented during the last quarter of fiscal 2008 fully offset the record raw material cost increases received over the 2008 summer months, where the crude oil market climbed to over $145 a barrel.  These price increases combined with no significant prospects for higher base oil pricing, should enable gross profit to improve on a unit basis from depressed levels in the last half of 2008.  Given the recent decline in the crude oil market, Ashland does expect downward pressure on raw material costs during 2009 in a highly competitive lubricant market.

Water Technologies implemented a number of cost reductions during 2008 in sales, marketing, technical, administrative and plant staffing, with additional reductions targeted for 2009, to harmonize the cost structure in support of this business.  These reductions should have a positive impact on near-term results.  In addition, during the first quarter of fiscal 2009, 35% to 40% of full service and municipal contracts come up for annual renewal and renegotiation.  These new pricing contracts, along with recent price increases and a softer raw material market, should allow for gross profit percentage expansion from significantly reduced levels in the last quarter of fiscal 2008, particularly starting in the second quarter of fiscal 2009, after many contract renewals are negotiated.

During 2008 Ashland implemented several operational redesigns, primarily within our Performance Materials and Water Technologies businesses.  Ashland is significantly ahead of plan in achieving initial targeted run-rate annualized cost savings of $40 million by year-end fiscal 2009, already achieving a run-rate savings of $41 million through the end of fiscal 2008.  Through these operational redesign initiatives in the historical businesses, Ashland expects to achieve in total $65 million of cost-structure efficiencies by the end of fiscal 2009.

The Hercules integration process is progressing.  Identified synergy saving opportunities of approximately $120 million are currently being implemented throughout both Ashland’s previously existing organization and Hercules’ structure.  Ashland expects to generate run-rate synergies of approximately $80 million by the first anniversary of the closing date of the acquisition.  As part of the financing agreement for this acquisition, Ashland will be subjected to cash restrictions from certain debt covenants, including leverage and fixed charge coverage ratios, which could restrict the company’s financial and operational flexibility.  With the commitment of these new employees and the addition of Hercules’ Paper Technologies and Ventures and Aqualon business operations, Ashland is poised for continued growth as a leader in the specialty chemical industry.

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

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The statements include those made with respect to Ashland’s operating performance and Ashland’s acquisition of Hercules Incorporated.  These expectations are based upon a number of assumptions, including those mentioned within the MD&A.  Performance estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, weather and legal proceedings and claims (including environmental and asbestos matters).  These risks and uncertainties may cause actual operating results to differ materially from those stated, projected or implied.  Such risks and uncertainties with respect to Ashland’s acquisition of Hercules include the possibility that the benefits anticipated from the Hercules transaction will not be fully realized; the substantial indebtedness Ashland has incurred to finance the acquisition may impair Ashland’s financial condition; the restrictive covenants under the debt instruments may hinder the successful operation of Ashland’s business; future cash flow may be insufficient to repay the debt; and other risks that are described in filings made by Ashland with the Securities and Exchange Commission (SEC).  Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved.  This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur.  Other factors, uncertainties and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Notes to Consolidated Financial Statements and in Item 1A of this annual report on Form 10-K.  Ashland undertakes no obligation to subsequently update or revise the forward-looking statements made in this news release to reflect events or circumstances after the date of this news release.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland regularly uses foreign currency derivative instruments to manage its exposure to certain transactions denominated in foreign currencies.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheet as a component of total comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  Ashland has typically designated a limited portion of its foreign currency derivatives as qualifying for hedge accounting treatment, but their impact on the consolidated financial statements has not been significant.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2008 does not have significant credit risk on open derivative contracts.  The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments at September 30, 2008 would not significantly affect Ashland’s consolidated financial position, results of operations, cash flows or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

Page
Management’s report on internal control over financial reporting .......................................................................................................................	F-2
Reports of independent registered public accounting firm ...................................................................................................................................	F-3
Consolidated financial statements:
Statements of consolidated income ...................................................................................................................................................................	F-5
Consolidated balance sheets ...............................................................................................................................................................................	F-6
Statements of consolidated stockholders’ equity ............................................................................................................................................	F-7
Statements of consolidated cash flows .............................................................................................................................................................	F-8
Notes to consolidated financial statements ......................................................................................................................................................	F-9
Quarterly financial information ................................................................................................................................................................................…	F-38
Consolidated financial schedule:
Schedule II – Valuation and qualifying accounts ............................................................................................................................................	F-38
Five-year selected financial information ...................................................................................................................................................................	F-39

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

Ashland’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Ashland’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ashland’s consolidated financial statements.  Ashland’s internal control over financial reporting is supported by a code of business conduct which summarizes our guiding values such as obeying the law, adhering to high ethical standards and acting as responsible members of the communities where we operate.  Compliance with that Code forms the foundation of our internal control systems, which are designed to provide reasonable assurance that Ashland’s assets are safeguarded and its records reflect, in all material respects, transactions in accordance with management’s authorization.  The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the related benefits.  Management believes that adequate internal controls are maintained by the selection and training of qualified personnel, by an appropriate division of responsibility in all organizational arrangements, by the establishment and communication of accounting and business policies, and by internal audits.

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

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee.  The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function.  The Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls.  The report of Ashland’s Audit Committee can be found in the Company’s 2008 Proxy Statement.

Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2008.  Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Ashland Inc. and consolidated subsidiaries and the effectiveness of Ashland’s internal control over financial reporting.  The reports of the independent auditors are contained in this Annual Report.

/s/ James J. O'Brien	/s/ Lamar M. Chambers
James J. O'Brien	Lamar M. Chambers
Chairman of the Board and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer

November 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

We have audited the accompanying consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2008 and 2007, and the related statements of consolidated income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of Ashland Inc. and consolidated subsidiaries’ management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective October 1, 2007, Ashland Inc. and consolidated subsidiaries adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  Also as discussed in Note A to the consolidated financial statements, effective September 30, 2007, Ashland Inc. and consolidated subsidiaries adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ashland Inc. and consolidated subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
November 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

We have audited Ashland Inc. and consolidated subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Ashland Inc. and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ashland Inc. and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2008 and 2007, and the related statements of consolidated income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008, and our report dated November 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
November 25, 2008

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Income
Years Ended September 30

(In millions except per share data)	2008	2007	2006
Sales and operating revenues	$8,381	$7,785	$7,233
Costs and expenses
Cost of sales and operating expenses	7,056	6,447	6,030
Selling, general and administrative expenses	1,166	1,171	1,077
	8,222	7,618	7,107
Equity and other income - Notes A & D	54	49	44
Operating income	213	216	170
Gain (loss) on the MAP Transaction - Note C (a)	20	(3)	(5)
Net interest and other financing income - Note G	28	46	47
Income from continuing operations before income taxes	261	259	212
Income taxes - Note K	86	58	29
Income from continuing operations	175	201	183
Income (loss) from discontinued operations (net of income taxes) - Note B	(8)	29	224
Net income	$167	$230	$407

Earnings per share - Note A
Basic
Income from continuing operations	$2.78	$3.20	$2.57
Income (loss) from discontinued operations	(0.13)	0.46	3.16
Net income	$2.65	$3.66	$5.73
Diluted
Income from continuing operations	$2.76	$3.15	$2.53
Income (loss) from discontinued operations	(0.13)	0.45	3.11
Net income	$2.63	$3.60	$5.64

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

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
September 30

(In millions)	2008	2007
Assets
Current assets
Cash and cash equivalents	$886	$897
Available-for-sale securities - Note E	-	155
Accounts receivable (less allowances for doubtful accounts of
$33 million in 2008 and $41 million in 2007) - Note A	1,469	1,467
Inventories - Note A	494	610
Deferred income taxes - Note K	97	69
Other current assets	86	78
	3,032	3,276
Investments and other assets
Auction rate securities - Note E	243	-
Goodwill and other intangibles - Note F	408	377
Asbestos insurance receivable (noncurrent portion) - Note O	428	458
Deferred income taxes - Note K	154	157
Other noncurrent assets - Note H	394	435
	1,627	1,427
Property, plant and equipment - Note A
Cost
Land	82	79
Buildings	555	541
Machinery and equipment	1,520	1,390
Construction in progress	140	115
	2,297	2,125
Accumulated depreciation and amortization	(1,185)	(1,142)
	1,112	983
	$5,771	$5,686
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt - Note G	$21	$5
Trade and other payables	1,209	1,141
Income taxes	-	6
	1,230	1,152
Noncurrent liabilities
Long-term debt (noncurrent portion) - Note G	45	64
Employee benefit obligations - Note N	344	255
Asbestos litigation reserve (noncurrent portion) - Note O	522	560
Other noncurrent liabilities - Note H	428	501
	1,339	1,380
Stockholders’ equity - Notes L & M
Common stock, par value $.01 per share, 200 million shares authorized
Issued - 63 million shares in 2008 and 2007	1	1
Paid-in capital	33	16
Retained earnings	3,138	3,040
Accumulated other comprehensive income	30	97
	3,202	3,154
	$5,771	$5,686

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Stockholders’ Equity
				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions)	stock	capital	earnings	income (loss)	(a)	Total
Balance at September 30, 2005	$1	$605	$3,251	$(118)		$3,739
Total comprehensive income (b)			407	74		481
Regular dividends, $1.10 per common share		2	(80)			(78)
Special dividend, $10.20 per common share - Note L		5	(679)			(674)
Issued 662,451 common shares under
stock incentive and other plans (c)		33				33
Repurchase of 6,670,930 common shares		(405)				(405)
Balance at September 30, 2006	1	240	2,899	(44)		3,096
Total comprehensive income (b)			230	184		414
Regular dividends, $1.10 per common share		(1)	(68)			(69)
Issued 728,839 common shares under
stock incentive and other plans (c)		44				44
Adoption of FAS 158, net of $27 million tax benefits				(43)		(43)
Repurchase of 4,712,000 common shares		(267)	(21)			(288)
Balance at September 30, 2007	1	16	3,040	97		3,154
Total comprehensive income (b)			167	(67)		100
Regular dividends, $1.10 per common share			(69)			(69)
Issued 151,821 common shares under
stock incentive and other plans (c)		17				17
Balance at September 30, 2008	$1	$33	$3,138	$30		$3,202

(a)
At September 30, 2008 and 2007, the accumulated other comprehensive income (after-tax) of $30 million for 2008 and $97 million for 2007 was comprised of pension and postretirement obligations of $107 million for 2008 and $55 million for 2007, net unrealized translation gains of $157 million for 2008 and $153 million for 2007, net unrealized losses on investment securities of $20 million for 2008, and net unrealized losses on cash flow hedges of $1 million for 2007.

(b)	Reconciliations of net income to total comprehensive income follow.

(In millions)	2008	2007	2006
Net income	$167	$230	$407
Pension and postretirement obligation adjustment	(84)	165	76
Related tax (expense) benefit	33	(64)	(29)
Unrealized translation gains	4	82	27
Related tax benefit	-	-	1
Net unrealized losses on investment securities	(32)	-	-
Related tax benefit	12	-	-
Unrealized gains (losses) on cash flow hedges	-	1	(1)
Total comprehensive income	$100	$414	$481

(c)   Includes income tax benefits resulting from the exercise of stock options of $2 million in 2008, $12 million in 2007 and $7 million in 2006.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Cash Flows
Years Ended September 30

(In millions)	2008	2007	2006
Cash flows from operating activities from continuing operations
Net income	$167	$230	$407
Loss (income) from discontinued operations (net of income taxes)	8	(29)	(224)
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	145	133	111
Deferred income taxes	44	22	(1)
Equity income from affiliates	(23)	(15)	(11)
Distributions from equity affiliates	13	10	5
Gain from the sale of property and equipment	(2)	(4)	(1)
Stock based compensation expense	12	16	25
(Gain) loss on the MAP Transaction - Note C	(20)	3	5
Change in operating assets and liabilities (a)	134	(177)	(168)
Other items	-	-	(3)
	478	189	145
Cash flows from investing activities from continuing operations
Additions to property, plant and equipment	(205)	(154)	(175)
Proceeds from the disposal of property, plant and equipment	10	27	21
Purchase of operations - net of cash acquired	(129)	(75)	(183)
Proceeds from sale of operations	26	-	-
Purchases of available-for-sale securities	(435)	(484)	(824)
Proceeds from sales and maturities of available-for-sale securities	315	680	876
	(418)	(6)	(285)
Cash flows from financing activities from continuing operations
Proceeds from the exercise of stock options	3	19	18
Excess tax benefits related to share-based payments	1	9	6
Repayment of long-term debt	(5)	(13)	(13)
Repurchase of common stock	-	(288)	(405)
Cash dividends paid	(69)	(743)	(78)
	(70)	(1,016)	(472)
Cash used by continuing operations	(10)	(833)	(612)
Cash (used) provided by discontinued operations
Operating cash flows	(8)	(3)	197
Investing cash flows	-	(92)	1,248
	(8)	(95)	1,445
Effect of currency exchange rate changes on cash and cash equivalents - Note A	7	5	2
(Decrease) increase in cash and cash equivalents	(11)	(923)	835
Cash and cash equivalents - beginning of year	897	1,820	985
Cash and cash equivalents - end of year	$886	$897	$1,820

(Increase) decrease in operating assets (a)
Accounts receivable	$10	$(56)	$(77)
Inventories	126	(75)	(56)
Other current assets	(53)	(22)	21
Investments and other assets	78	90	(2)
Increase (decrease) in operating liabilities (a)
Trade and other payables	57	(103)	41
Other current liabilities	(7)	(20)	(90)
Pension contributions	(25)	(58)	(111)
Noncurrent liabilities	(52)	67	106
Change in operating assets and liabilities	$134	$(177)	$(168)

Supplemental disclosures
Interest paid	$10	$10	$9
Income taxes paid	53	25	140

(a)   Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Ashland and its majority owned subsidiaries.  Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for by the equity method.  All material intercompany transactions and balances have been eliminated.  Certain prior period data has been reclassified in the consolidated financial statements and accompanying notes to conform to the current period presentation.  Equity and other income, which previously had been classified within the revenue caption of the Statements of Consolidated Income during 2007 and 2006, has been combined and reclassified as a separate caption included in the computation of operating income within these financial statements.  The effect of currency exchange rate changes on cash and cash equivalents, which previously had been classified within operating activities of the Statements of Consolidated Cash Flows during 2007 and 2006, has been reclassified as a separate caption within these financial statements.  These reclassifications did not impact operating income, net income, earnings per share or net change in cash and cash equivalents, as previously reported.

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, Ashland Paving And Construction, Inc. (APAC), to Oldcastle Materials, Inc. (Oldcastle).  The operating results related to APAC have been reflected as discontinued operations in the consolidated financial statements for all periods presented.  Unless otherwise noted, amounts in these Notes to Consolidated Financial Statements exclude amounts attributable to discontinued operations.

Use of estimates, risks and uncertainties

The preparation of Ashland’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include certain financial instruments, long-lived assets, employee benefit obligations, income taxes, reserves and associated receivables for asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

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

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid investments maturing within three months after purchase.

Investment securities

Securities are classified as held-to-maturity or available-for-sale on the date of purchase.  Ashland did not have any securities classified as held-to-maturity as of September 30, 2008 and 2007.  Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income, a component of stockholders’ equity.  Interest and dividends along with realized gains or losses are reported within the caption net interest and other financing income in the Statements of Consolidated Income.  The cost of securities sold is based on the specific identification method.  All securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and Ashland’s intent and ability to hold the security.  A decline in value that is considered to be other-than-temporary is recorded as a loss within the caption net interest and other financing income in the Statements of Consolidated Income.

Allowance for doubtful accounts

Ashland records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable.  Each month Ashland reviews this allowance and considers factors such as customer credit, past

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered.

Inventories

(In millions)	2008	2007
Chemicals and plastics	$549	$625
Lubricants	127	117
Other products and supplies	18	23
Excess of replacement costs over LIFO carrying values	(200)	(155)
	$494	$610

Inventories are carried at the lower of cost or market.  Chemicals, plastics and lubricants with a replacement cost of $384 million at September 30, 2008, and $416 million at September 30, 2007, are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the first-in, first-out (FIFO) method or average cost method (which approximates FIFO).  Liquidation of LIFO layers resulted in a net decrease to cost of sales and operating expenses of $31 million in 2008.  LIFO liquidations did not have a material impact to cost of sales and operating expenses in 2007 and 2006.

Property, plant and equipment

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated principally over 25 to 35 years and machinery and equipment principally over 4 to 15 years.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).  Asset impairment charges are included within the selling, general and administrative expense caption of the Statements of Consolidated Income and were $2 million in 2008, $15 million in 2007 and $6 million in 2006.  Impairment expense for 2007 includes an $11 million charge related to PathGuard® pathogen control equipment.  As a result of Water Technologies’ decision to withdraw from this market during 2007, these assets were written down to the approximate fair value of comparable assets.

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

Goodwill and other intangibles

In accordance with FASB Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are tested for impairment annually as of July 1 and whenever events or circumstances make it more likely than not that an impairment may have occurred.  In accordance with FAS 142, Ashland reviewed goodwill for impairment based on its identified reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level.  Goodwill is tested for impairment by comparing the estimated fair value of its reporting units, determined using a market approach and, as deemed necessary, a discounted cash flow model, with units’ carrying value.  Ashland tests its indefinite-lived intangible assets, principally trademarks and trade names, using a “relief-from-royalty” method.  Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates.  For further information on goodwill and other intangible assets see Note F.

In April 2008, the FASB issued Staff Position No. FAS 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets,” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS 142.  The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions.  FSP 142-3 becomes effective for Ashland on October 1, 2009.  Ashland is currently in the process of determining the effect, if any, the adoption of FSP 142-3 will have on the consolidated financial statements.

Derivative instruments

Ashland regularly uses foreign currency derivative instruments to manage its exposure to certain transactions denominated in foreign currencies.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheet as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  Ashland has typically designated a limited portion of its foreign currency derivatives as qualifying for hedge accounting treatment and their impact on the consolidated financial statements is not significant.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2008 does not have significant credit risk on open derivative contracts.

In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities.”  FAS 161 requires enhanced disclosures for derivative and hedging activities by providing qualitative information about the objectives and strategies for using derivatives, quantitative data about the fair value of the gains and losses on derivative contracts, and details of credit risk related to contingent features of hedged positions.  This Statement also requires Ashland to disclose more information about the location and amounts of derivative instruments in the consolidated financial statements and how derivatives and related hedges are accounted for under FAS 133.  FAS 161 becomes effective for Ashland on January 1, 2009.  Ashland is currently in the process of determining the effect, if any, the adoption of FAS 161 will have on the consolidated financial statements.

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

Because Ashland’s products generally are sold without extended warranties, liabilities for product warranties are not significant.  Costs of product warranties generally are expensed as incurred.  Advertising costs ($66 million in 2008, $67 million in 2007 and $68 million in 2006) and research and development costs ($52 million in 2008, $50 million in 2007 and $48 million in 2006) are expensed as incurred.

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in determining Ashland’s provision for income taxes and the related assets and liabilities.  Income taxes are accounted for under FASB Statement No. 109 (FAS 109), “Accounting for Income Taxes.”  The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred.  Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.  Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards.  The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment date changes.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109.  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Ashland adopted the provisions of FIN 48 effective October 1, 2007.  The cumulative effect of adoption of FIN 48 resulted in a reduction to the October 1, 2007 opening balance of retained earnings of less than $1 million.  For additional information see Note K.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes.  For further information on asbestos-related litigation see Note O.

Environmental remediation

Accruals for environmental remediation are recognized when it is probable a liability has been incurred and the amount of that liability can be reasonably estimated.  Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations.  Liabilities are recorded at undiscounted amounts based on experience, assessments and current technology, without regard to any third-party recoveries and are regularly adjusted as environmental assessments and remediation efforts continue.  For further information on environmental remediation see Note O.

Pension and other postretirement benefit costs

The funded status of Ashland’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets.  The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date.  For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the other postretirement benefit plans the benefit obligation is the accumulated postretirement benefit obligation (APBO).  The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels.  The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered.  The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants.  The measurement of the benefit obligation is based on the company’s estimates and actuarial valuations.  These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.  For further information regarding plan assumptions and the current financial position of the pension and other postretirement plans see Note N.

In September 2006, the FASB issued Statement No. 158 (FAS 158), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This Statement amended the accounting for pensions and postretirement benefits by requiring an entity to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the unrecognized actuarial gains and losses and the prior service costs and credits remaining from the initial adoption of FAS 87, all of which were previously netted against the plan’s funded status.  These amounts will be subsequently recognized as periodic pension cost pursuant to Ashland’s historic accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of total comprehensive income.  Additionally, this Statement required an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which Ashland has historically practiced.  Ashland adopted this Statement on September 30, 2007 and recognized $43 million, after-tax, of net actuarial losses and prior service cost as a reduction to accumulated other comprehensive income.  For further information on the adoption of this statement see Note N.

Foreign currency translation

Operations outside the United States are measured using the local currency as the functional currency.  Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year and assets and liabilities are translated at year-end exchange rates.  Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders’ equity section of the Consolidated Balance Sheet as a component of accumulated other comprehensive income and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company.

Stock incentive plans

As of October 1, 2002, Ashland began expensing employee stock awards in accordance with FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and its related amendments.  Ashland elected the modified prospective method of adoption of FAS 123, under which compensation costs recorded in the year ended September 30, 2003 were the same as that which would have been recorded had the recognition provisions of FAS 123 been applied from its original effective date.  Results for prior periods were not restated.  In December 2004, the FASB issued Statement No. 123R (FAS 123R), “Shared-Based Payment,” which revised FAS 123 by requiring the expensing of share-based compensation over the vesting period of the award based on the grant date fair value of the award.  FAS 123 had provided companies the option of expensing such awards or disclosing the pro forma effects of such expensing in the notes to financial statements.  The adoption of FAS 123R during 2006 did not have a material effect on Ashland’s financial position, results of operations or cash flows.  Ashland began granting stock-settled stock appreciation rights (SARs) in 2004, which are expensed like stock options in accordance with FAS 123R.  In addition to stock options and SARs, Ashland grants nonvested stock awards to key employees and directors, which are expensed over their vesting period.  For further information concerning equity awards see Note M.

Earnings per share

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options and SARs available to purchase shares outstanding for each reported year whose grant price was greater than the average market price of Ashland Common Stock for each applicable fiscal year were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was 2.2 million, 0.5 million and less than 0.1 million for 2008, 2007 and 2006, respectively.

(In millions except per share data)	2008	2007	2006
Numerator
Numerator for basic and diluted EPS -
Income from continuing operations	$175	$201	$183
Denominator
Denominator for basic EPS - Weighted-average
common shares outstanding	63	63	71
Share based awards convertible to common shares	1	1	1
Denominator for diluted EPS - Adjusted weighted-
average shares and assumed conversions	64	64	72
EPS from continuing operations
Basic	$2.78	$3.20	$2.57
Diluted	2.76	3.15	2.53

NOTE B – DISCONTINUED OPERATIONS

APAC

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle.  The sale price of $1.3 billion was subject to adjustments for changes in working capital and certain other accounts from September 30, 2005, until the closing date.  Oldcastle paid $34 million at closing as a preliminary estimate of the working capital adjustment.  Per the agreement, Oldcastle had a certain period of time to review this working capital calculation after the closing date of the transaction.  This review was completed during fiscal 2007 and the working capital adjustment was subsequently calculated at $7 million.  Ashland repaid Oldcastle’s $27 million estimated working capital overpayment during 2007, which completed the sale.  Ashland’s Board of Directors authorized that substantially all of the $1.23 billion after-tax proceeds of the sale of APAC be distributed as a one-time special dividend to the shareholders of Ashland and through an expanded share repurchase program.  For further information on the special dividend and previous share repurchase programs see Note L.

Proceeds, net of expense of approximately $11 million, exceeded the book investment, which included $410 million of intangible assets, and resulted in a pretax gain of $128 million recorded in 2006.  This gain was subsequently adjusted to $122 million during subsequent periods.  The sale of APAC was a taxable transaction that resulted in $67 million being recorded for the combined federal and state income tax obligation.  Net deferred tax liabilities totaling $27 million were reversed through the income tax provision and included in the gain computation of the transaction.  The reversal of deferred taxes reflects the fact that Oldcastle assumed Ashland’s tax basis in these net assets as a result of this divestiture.  In addition, the sale of APAC resulted in a pretax curtailment gain of $34 million, or $21 million after-tax, related to the pension and postretirement plans and is included as a component of the total gain recorded as a result of the sale.  For further information on the curtailment gain and its impact on the pension and postretirement plan obligations see Note N.  The total gain on the sale of APAC, including the working capital and other post-closing adjustments, amounted to $156 million pretax and $96 million after-tax.  As part of the agreement with Oldcastle, Ashland also retained $78 million in net liabilities as of the date of the transaction related to APAC’s employee benefit obligations and incentive compensation.

APAC qualifies as discontinued operations under FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the operating results, net of tax, of discontinued operations are presented separately in Ashland’s consolidated financial statements and the Notes to Consolidated Financial Statements have been adjusted to exclude discontinued operations.  The amounts eliminated from continuing operations did not include allocations of corporate expenses included in the selling, general and administrative expenses caption in the Statements of Consolidated Income and the related combined 39% U.S. federal (35%) and state (4%, net of federal deductions) statutory income tax benefits of such expenses.  These corporate expenses were $41 million in 2006.  In accordance with a consensus of the Emerging Issues Task Force (EITF) Issue No. 87-24, allocations of general corporate overhead may not be allocated to discontinued operations for financial statement presentation.

Ashland has made adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during 2008 and 2007.  Such adjustments may continue to occur in future periods.  Adjustments to the gain are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Other

In 1990, Ashland sold Riley, a former subsidiary, and indemnified the buyer from certain liabilities from claims alleging personal injury caused by exposure to asbestos.  Additional adjustments to the recorded litigation reserves and related insurance receivables continue annually and primarily reflect updates to these estimates.  See Note O for further information on Ashland’s asbestos-related litigation.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for each of the years ended September 30.

(In millions)	2008	2007	2006
Revenues from discontinued operations
APAC (a)	$-	$-	$2,730
Income (loss) from discontinued operations
APAC (a)	-	-	176
Asbestos-related litigation reserves, expenses and related receivables	(11)	35	(2)
Gain (loss) on disposal of discontinued operations
APAC	-	(6)	162
Electronic Chemicals	-	(1)	-
Income before income taxes	(11)	28	336
Income tax (expense) benefit
Benefit (expense) related to income (loss) from discontinued operations
APAC	1	2	(61)
Asbestos-related litigation reserves and expenses	9	-	1
Expense related to gain (loss) on disposal of discontinued operations
APAC	(7)	(1)	(52)
Income from discontinued operations (net of income taxes)	$(8)	$29	$224

(a)	APAC revenues and income for 2006 were for the eleven months ended August 28, 2006.

NOTE C – MAP TRANSACTION

On June 30, 2005, Ashland completed the transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation (Marathon) in a transaction valued at approximately $3.7 billion (the “MAP Transaction”).  The two other businesses were Ashland’s maleic anhydride business and 60 Valvoline Instant Oil Change (VIOC) centers in Michigan and northwest Ohio.  The transaction resulted in Ashland’s receipt of $2.4 billion in cash and MAP accounts receivable of $913 million, which totaled $3.3 billion.  This amount was comprised of $2.8 billion of cash and accounts receivable, which amount was included in the $3.7 billion transaction value, and $518 million of additional cash and accounts receivable representing 38% of MAP’s distributable cash and other adjustments as of June 30, 2005.  The resulting pretax gain was shown on a separate line caption on the Statements of Consolidated Income below operating income and labeled gain (loss) on the MAP Transaction.  Since none of the businesses qualified as discontinued operations under FAS 144, the gain was reported in income from continuing operations, with no restatement of prior results.

The MAP Transaction was structured to be generally tax-free to Ashland shareholders and tax-efficient to Ashland.  Ashland and Marathon entered into a closing agreement with the Internal Revenue Service (IRS) with respect to various tax consequences of the transaction.  Pursuant to a Tax Matters Agreement (TMA) with Marathon, any tax payable under Section 355(e) of the Internal Revenue Code on the transaction up to $200 million will be borne by Marathon, with the next $175 million being borne by Ashland, and any tax over $375 million being split equally between the two companies.  As of September 30, 2008 the MAP Transaction has resulted in approximately $22 million of Section 355(e) tax which has been borne by Marathon.

Due to the structure of the transaction, Marathon is entitled to the tax deductions for Ashland’s future payments of certain contingent liabilities related to previously owned businesses of Ashland.  However, pursuant to the terms of the TMA, Marathon has agreed to compensate Ashland for these tax deductions.  Ashland recorded a discounted receivable for the estimated present value of probable recoveries from Marathon for the portion of these future tax deductions which is not dependent upon Marathon’s ability to utilize these deductions.  This receivable was included in the total pretax gain on the transaction.  Deferred tax assets previously recorded on these contingent liabilities were reversed through the income tax provision for the transaction.  Adjustments to the receivable resulting from changes in the liability estimates have been and will continue to be recorded in the gain (loss) on the MAP Transaction line caption in the Statements of Consolidated Income, while the accretion of the discount will be reflected in the net interest and other financing income caption.  At September 30, 2008 and 2007, this receivable was $38 million and $51 million, respectively, and is included in other current and noncurrent assets on Ashland’s Consolidated Balance Sheets.  Due to the continuing nature of certain tax issues, the original recorded gain has been adjusted in 2008, 2007 and 2006, and may continue to be adjusted in future periods.

NOTE C – MAP TRANSACTION (continued)

During 2008, Ashland and Marathon agreed to a tax related settlement with respect to four specific tax attributes and deductions subject to the terms of this TMA.  These tax attributes and deductions were originally scheduled to be reimbursed periodically at much later points in the future, some with the potential of greater than 20 or more years.  The effect of this settlement accelerated Marathon’s reimbursement to Ashland for certain of these deductions, resulting in the receipt of $26 million in cash from Marathon representing the present value of the future deductions.  As a result of this specific agreement, Ashland recorded a gain within the MAP Transaction caption of the Consolidated Statement of Income of $23 million during 2008.

NOTE D – UNCONSOLIDATED AFFILIATES

Summarized financial information for companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland’s consolidated financial statements.  The summarized financial information for all companies accounted for on the equity method by Ashland is as of and for the years ended September 30, 2008, 2007 and 2006, respectively.  At September 30, 2008 and 2007, Ashland’s retained earnings included $48 million and $44 million, respectively, of undistributed earnings from unconsolidated affiliates accounted for on the equity method.

(In millions)	2008	2007	2006
Financial position
Current assets	$254	$217
Current liabilities	(120)	(104)
Working capital	134	113
Noncurrent assets	71	72
Noncurrent liabilities	(9)	(14)
Stockholders' equity	$196	$171
Results of operations
Sales and operating revenues	$655	$514	$426
Income from operations	75	51	40
Net income	52	42	27
Amounts recorded by Ashland
Investments and advances	$81	$73	$61
Equity income	23	15	11
Distributions received	13	10	5

In June 2008, Ashland and Süd-Chemie AG signed a nonbinding memorandum of understanding to form a new, global joint venture to serve the foundries and metal casting industry.  Under the terms of the memorandum, each parent company would hold a 50-percent share of the joint venture, which is planned to be headquartered in Venlo, The Netherlands.  Assets and employees would transfer to the new joint venture upon closing, anticipated during fiscal 2009.  The transaction is dependent upon the successful negotiation of definitive agreements, and closing will depend upon satisfactory completion of a number of standard closing conditions, including regulatory review.  The new enterprise would combine three businesses:  Ashland’s Casting Solutions, a business unit of Performance Materials, the foundry-related businesses of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), which currently operates as a joint venture.  Ashland and ASK businesses to be contributed to the new joint venture recorded revenues of approximately $650 million for fiscal year 2008.  The foundry-related businesses of Süd-Chemie AG expected to be contributed to the joint venture generated revenues of approximately $400 million for the year ended December 31, 2007.

In December 2007, the FASB’s Emerging Issues Task Force (EITF) issued new guidance for entities that enter into collaborative arrangements in Issue 07-1 (EITF 07-1), “Accounting for Collaborative Arrangement.”  EITF 07-1 defines a collaborative arrangement and establishes presentation and disclosure requirements for transactions among participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 defines a collaborative arrangement as a contractual arrangement that involves two or more parties that both:  (1) actively participate in a joint operating activity and (2) are exposed to significant risks and rewards that depend on the commercial success of the joint operating activity.  EITF 07-1 becomes effective for Ashland on October 1, 2009.  Ashland is currently in the process of determining the effect, if any, the adoption of EITF 07-1 will have on the notes to the consolidated financial statements.

NOTE E – SECURITIES AND FINANCIAL INSTRUMENTS

Fair values

The carrying amounts and fair values of Ashland’s significant financial instruments at September 30, 2008 and 2007 are shown below.  The fair values of cash and cash equivalents, available-for-sale securities and investments of captive insurance companies approximate their carrying amounts based on quoted market prices.  The fair values for auction rate securities were determined using an internal valuation model based on various discounted cash flow models and relevant observable market prices.  Assumptions used in estimating fair value included credit quality, liquidity, estimates on the probability of the issue being called prior to final maturity, and the impact due to extended periods of maximum auction rates.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

	2008		2007
	Carrying	Fair	Carrying	Fair
(In millions)	amount	value	amount	value
Assets
Cash and cash equivalents	$886	$886	$897	$897
Available-for-sale securities	-	-	155	155
Auction rate securities (a)	243	243	-	-
Investments of captive insurance companies (b)	26	26	20	20
Liabilities
Long-term debt (including current portion)	66	68	69	76

(a)
Classified as noncurrent in the Consolidated Balance Sheets.  Previously these securities were classified as current and included in the available-for-sale securities caption in the Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Consolidated Balance Sheets.

In September 2006, the FASB issued Statement No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements because the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  FAS 157 becomes effective for Ashland on October 1, 2008.  Ashland has evaluated the impact of adopting FAS 157 and anticipates the adoption will not have a significant impact on Ashland’s fair value measurements.

Investment securities

At September 30, 2008, Ashland held at par value $275 million of student loan auction rate securities for which there was not an active market.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time the market for auction rate securities has failed to achieve equilibrium.  As a result, Ashland determined that a temporary adjustment to the par value of these high quality instruments was required until the liquidity of the market returns.  As of September 30, 2008, Ashland had recorded, as a component of stockholders’ equity, a temporary $32 million unrealized loss on the portfolio.  As of this date, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which are substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.  Ashland considers the decline in the fair value of its investment securities to be temporary, resulting from the current lack of liquidity relating to these instruments.  Ashland’s current estimate of fair value for auction rate securities is based on various internal discounted cash flow models and relevant observable market prices.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.

At September 30, 2008, auction rate securities totaled $243 million and were classified as noncurrent assets in the Consolidated Balance Sheet.  Due to the current uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend over a twelve-month period.  As a result, Ashland has classified these instruments as long-term auction rate securities at September 30, 2008 in Ashland’s Consolidated Balance Sheet.

NOTE E – SECURITIES AND FINANCIAL INSTRUMENTS (continued)

The following table provides a summary of the investment securities portfolio as of September 30, 2008 and 2007.

(In millions)	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2008	cost	gain	loss	value
Student loan auction rate securities	$275	$-	$(32)	$243

(In millions)	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2007	cost	gain	loss	value
U.S. Treasury and government agencies	$45	$-	$-	$45
Obligations of states and political subdivisions	70	-	-	70
Corporate debt securities	10	-	-	10
Other securities	30	-	-	30
Total	$155	$-	$-	$155

The net unrealized loss on investment securities included in accumulated other comprehensive income as of September 30, 2008 was $20 million (net of tax) and was not significant at September 30, 2007.  Ashland sold $315 million and $680 million of available-for-sale securities during 2008 and 2007, respectively.  Realized gross gains and losses were not significant in 2008.  In 2007 realized gross gains on sales were $2 million.  The net carrying value and estimated fair value of investment securities at September 30, 2008 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

	Investment securities
	Amortized	Fair
(In millions)	cost	value
Other securities:
5-10 years	$15	$14
Over 10 years	260	229
Total	$275	$243

Derivative instruments

Ashland uses foreign currency derivative instruments as described in Note A.  The fair value of open contracts for these instruments was not significant at September 30, 2008 and 2007.

NOTE F – GOODWILL AND OTHER INTANGIBLES

In accordance with FAS 142, Ashland reviews goodwill and other intangible assets for impairments either annually or when events and circumstances indicate an impairment may have occurred.  As of September 30, 2008 Ashland has determined no impairments exist.

The following is a progression of goodwill by segment for the years ended September 30, 2008 and 2007.

	Performance			Water
(In millions)	Materials	Distribution	Valvoline	Technologies	Total
Balance at September 30, 2006	$110	$1	$29	$70	$210
Acquisitions	51	-	1	(3)	49
Currency translation adjustment	5	-	-	4	9
Balance at September 30, 2007	166	1	30	71	268
Acquisitions	28	-	-	1	29
Currency translation adjustment	2	-	-	-	2
Balance at September 30, 2008	$196	$1	$30	$72	$299

Intangible assets consist of trademarks and trade names, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property.  Intangibles are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 15 to 25 years, intellectual property over 5 to 17 years and other intangibles over 2 to 30 years.  Ashland reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Intangible assets were comprised of the following as of September 30, 2008 and 2007.

	2008			2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$67	$(22)	$45	$63	$(21)	$42
Intellectual property	54	(21)	33	49	(18)	31
Other intangibles	51	(20)	31	49	(13)	36
Total intangible assets	$172	$(63)	$109	$161	$(52)	$109

Amortization expense recognized on intangible assets was $11 million for 2008, $11 million for 2007 and $6 million for 2006, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.  As of September 30, 2008, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $35 million as of September 30, 2008 and 2007.  In accordance with FAS 142, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life designation.  Estimated amortization expense for future periods is $12 million in 2009, $8 million in 2010, $7 million in 2011, $6 million in 2012 and $6 million in 2013.

NOTE G – DEBT

(In millions)	2008	2007
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at September 30, 2008 (7.7% to 9.4%)	$21	$21
8.80% debentures, due 2012	20	20
6.86% medium-term notes, Series H, due 2009	17	17
6.625% senior notes, due 2008	-	3
Other	8	8
Total debt	66	69
Current portion of debt	(21)	(5)
Long-term debt (less current portion)	$45	$64

Aggregate maturities of long-term debt are $21 million in 2009, $3 million in 2010, less than $1 million in 2011 and 2012 and $28 million in 2013.  No short-term borrowings were outstanding at September 30, 2008 and 2007.

During 2007, Ashland replaced its revolving credit agreement with a new five year revolving credit facility which provides for up to $300 million in borrowings.  Up to an additional $100 million in borrowings is available with the consent of one or more of the lenders.  The borrowing capacity under this new facility was reduced by $102 million for letters of credit outstanding under the credit agreement at September 30, 2008.  The revolving credit agreement contains a covenant limiting the total debt Ashland may incur from all sources as a function of Ashland’s stockholders’ equity.  The covenant’s terms would have permitted Ashland to borrow $4.7 billion at September 30, 2008, in addition to the actual total debt incurred at that time.  Permissible total Ashland debt under the covenant’s terms increases (or decreases) by 150% for any increase (or decrease) in stockholders’ equity.  No amounts were outstanding under either revolving credit agreement as of September 30, 2008 and 2007.  In November 2008, Ashland completed the acquisition of Hercules Incorporated (Hercules).  As part of the financing arrangement for this transaction, this revolving credit agreement was terminated and replaced with a new credit facility.  For further information on this new financing arrangement see Note Q.

During 2006, Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet.  Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments.  The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.  At September 30, 2008 and 2007, the carrying value of the investments to defease debt, including other defeasements that occurred in fiscal 2006, was $36 million and $40 million, respectively.  The carrying value of the debt was $31 million and $34 million as of September 30, 2008 and 2007, respectively.

NOTE G – DEBT (continued)

Net interest and other financing income (costs)

(In millions)	2008	2007	2006
Interest income	$40	$59	$59
Interest expense	(9)	(10)	(8)
Other financing costs	(3)	(3)	(4)
	$28	$46	$47

NOTE H – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2008	2007
Deferred compensation investments	$127	$152
Equity investments	81	73
Tax receivables	49	49
Environmental insurance receivables	40	44
Investments of captive insurance companies	26	20
Note receivables	20	30
Debt defeasance assets	18	37
Other	33	30
	$394	$435

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30.

(In millions)	2008	2007
Environmental remediation reserves	$112	$153
Deferred compensation	101	144
Reserves of captive insurance companies (excluding environmental remediation reserves)	82	74
Other	133	130
	$428	$501

NOTE I – LEASES

Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates.  Capitalized lease obligations are not significant and are included in long-term debt and capital lease assets are included in property, plant and equipment.  Future minimum rental payments at September 30, 2008 and rental expense under operating leases follow.

(In millions)
Future minimum rental payments		Rental expense	2008	2007	2006
2009	$42	Minimum rentals
2010	37	(including rentals under
2011	30	short-term leases)	$59	$60	$53
2012	26	Contingent rentals	3	3	3
2013	23	Sublease rental income	(1)	(2)	(2)
Later years	57		$61	$61	$54
	$215

NOTE J – ACQUISITIONS AND DIVESTITURES

Acquisitions

On November 13, 2008, Ashland completed the acquisition of Hercules, through a subsidiary merger transaction.  As a result of this transaction, Hercules has become a wholly owned subsidiary of Ashland.  Each share of Hercules Common Stock outstanding at the effective time of the merger was exchanged for (i) 0.0930 of a share of Ashland Common Stock and (ii) $18.60 in cash.  The cash portion of the consideration was funded through a combination of cash on hand and committed debt financing from Bank of America Securities LLC and Scotia Capital (USA) Inc., subject to customary terms and conditions.  For further information on this acquisition and the related approval by Hercules’ shareholders see Note Q.

Hercules is a manufacturer of specialty additives and ingredients that modify the physical properties of water-based systems and is a worldwide supplier of specialty chemicals to the pulp and paper industry with reported net sales of $2.3 billion for the twelve months ended September 30, 2008.  The primary markets the company serves include pulp and paper, paints and adhesives, construction materials, food, pharmaceutical, personal care and industrial specialties which include oilfield, textiles and other general industries.

In June 2008, Ashland acquired the assets of the pressure-sensitive adhesive business and atmospheric emulsions business of Air Products and Chemicals, Inc.  The $92 million transaction included manufacturing facilities in Elkton, Maryland and Piedmont, South Carolina.  The purchased operations, which merged into Performance Materials, had sales of $126 million in calendar year 2007, principally in North America.

In December 2006, Ashland acquired Northwest Coatings of Oak Creek, Wisconsin, a formulator and manufacturer of adhesives and coatings employing ultraviolet and electron beam (UV/EB) polymerization technologies from Caltius Equity Partners.  The transaction, which includes production facilities in Milwaukee, Wisconsin and Greensboro, North Carolina that was merged into Performance Materials, was valued at $74 million.  At the time this purchase transaction was announced, Northwest Coatings had trailing twelve month sales of approximately $40 million.

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
$161

Several other acquisitions were completed by Performance Materials, Distribution, Valvoline and Water Technologies during the three years ended September 30, 2008.  These acquisitions, individually and in the aggregate, did not have a significant effect on Ashland’s consolidated financial statements.  All acquisitions are accounted for under the purchase method of accounting.

Divestitures

In August 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, APAC, to Oldcastle.  The operating results and assets and liabilities related to APAC have been reflected as discontinued operations in the consolidated financial statements for all periods presented.  For further information on this transaction see Note B.

As a result of the APAC divestiture certain identified remaining corporate costs that had been previously allocated to this business needed to be eliminated to maintain Ashland’s overall competitiveness.  Consequently, in 2007 Ashland offered an enhanced early retirement or voluntary severance opportunity to administrative and corporate employees.  In total,

NOTE J – ACQUISITIONS AND DIVESTITURES (continued)

Ashland accepted voluntary severance offers from 172 employees under the program.  As a result, a $25 million pretax charge was recorded for severance, pension and other postretirement benefit costs during 2007.  This cost is classified in the selling, general and administrative expense caption of the Statements of Consolidated Income and grouped within “Unallocated and other” for segment presentation purposes.  The termination dates for employees participating in the program were completed and all amounts paid during 2008.

NOTE K – INCOME TAXES

A summary of the provision for income taxes related to continuing operations follows.

(In millions)	2008	2007	2006
Current
Federal	$13	$5	$(5)
State	3	(7)	-
Foreign	26	38	35
	42	36	30
Deferred	44	22	(1)
Income tax expense	$86	$58	$29

Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes.  Ashland has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures.  As of September 30, 2008, management intends to indefinitely reinvest such earnings, which amounted to $353 million.  Because of significant foreign tax credits, it is estimated that U.S. federal income taxes of approximately $33 million would be incurred if those earnings were repatriated.  Foreign net operating loss carryforwards primarily relate to certain European operations and generally may be carried forward indefinitely.  Temporary differences that give rise to significant deferred tax assets and liabilities follow.

(In millions)	2008	2007
Deferred tax assets
Employee benefit obligations	$124	$92
Environmental, self-insurance and litigation reserves (net of receivables)	78	83
Compensation accruals	75	90
Foreign net operating loss carryforwards (a)	29	25
Uncollectible accounts receivable	9	11
Other items	47	28
Valuation allowances (b)	(26)	(23)
Total deferred tax assets	336	306
Deferred tax liabilities
Property, plant and equipment	75	75
Investment in unconsolidated affiliates	10	5
Total deferred tax liabilities	85	80
Net deferred tax asset	$251	$226

(a)	Foreign net operating loss carryforwards will expire in future years as follows: $1 million in 2009, $1 million in 2010 and the remaining balance in other future years.

(b)	Valuation allowances primarily relate to the realization of recorded tax benefits on foreign net operating loss carryforwards.

Ashland’s income tax expense for 2008, 2007 and 2006 included $9 million of tax benefit, $9 million of tax expense and $16 million of tax benefit, respectively, due to the resolution of domestic and foreign tax matters and the reevaluation of income tax reserves related to tax positions taken in prior years.  During 2007, Ashland recorded a $15 million tax benefit related to dividends held within the employee stock ownership plan, primarily due to the special dividend of $10.20 paid on October 25, 2006 as part of the distribution to shareholders of a substantial portion of the APAC divestiture proceeds.  For further information on this special dividend see Note L.

The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.  The foreign components of income from continuing operations disclosed below exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2008	2007	2006
Income from continuing operations before income taxes
United States	$174	$163	$138
Foreign	87	96	74
	$261	$259	$212

Income taxes computed at U.S. statutory rate (35%)	$91	$91	$74
Increase (decrease) in amount computed resulting from
Resolution and reevaluation of tax positions taken in prior years	(9)	9	(16)
Life insurance (income) loss	9	(7)	(4)
(Gain) loss on MAP Transaction	(7)	1	2
Net impact of foreign results	5	(2)	(5)
State income taxes	3	(4)	-
Business meals and entertainment	1	1	1
Claim for research and development credits	(1)	(3)	(1)
Deductible dividends under employee stock ownership plan	(1)	(15)	(2)
Other items	(5)	(13)	(20)
Income tax expense	$86	$58	$29

Ashland adopted the provisions of FIN 48 as of October 1, 2007.  The cumulative effect of adoption of FIN 48 resulted in a reduction to the October 1, 2007 opening retained earnings balance of less than $1 million.  FIN 48 prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50-percent likelihood of being realized.  Ashland had $79 million and $69 million of unrecognized tax benefits, of which $47 million and $38 million relates to discontinued operations, at September 30, 2008 and October 1, 2007, respectively.  As of September 30, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for continuing and discontinued operations was $23 million.  The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.  Recognition of these tax benefits would not have an impact on the effective tax rate.  Ashland includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Consolidated Balance Sheets.

Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the Statements of Consolidated Income and such interest and penalties totaled a net $3 million in 2008.  Ashland had approximately $15 million in interest and penalties related to unrecognized tax benefits accrued as of October 1, 2007 and $15 million as of September 30, 2008.

During the twelve month period ended September 30, 2008, changes in unrecognized tax benefits were as follows.

(In millions)	2008
Balance at October 1, 2007	$69
Increases related to positions taken on items from prior years	7
Decreases related to positions taken on items from prior years	(8)
Increases related to positions taken in 2008	13
Settlement of uncertain tax positions with tax authorities	(2)
Balance at September 30, 2008	$79

It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlement of ongoing audits.  However, Ashland does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements.

Ashland or one of it subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Foreign taxing jurisdictions significant to Ashland include Australia, Canada and the Netherlands.  Ashland is subject to U.S. federal and state income tax examinations by tax authorities for periods after July 1, 2005.  With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 1999.

NOTE K – INCOME TAXES (continued)

In June 2008, Ashland received two Revenue Agents Reports (RAR) from the Internal Revenue Service (IRS) that included the results of the IRS audits for the tax periods ended September 30, 2004, June 30, 2005 (the date of the completed MAP Transaction) and September 30, 2005.  The first RAR for the tax years ended September 30, 2004 and June 30, 2005 reflected a refund of approximately $4 million for the September 2004 tax year and additional federal taxes owed of approximately $14 million (of which approximately $11 million related to the MAP Transaction) for the June 2005 tax year.  Under the terms of the previously referred to TMA, Marathon was responsible for this payment and paid Ashland $11 million.  Ashland paid the IRS approximately $12 million in additional federal taxes and interest for the September 2004 and June 2005 tax years in July of 2008.  The second RAR for the tax year ended September 30, 2005 reflected a refund to Ashland of approximately $4 million.

As a result of the structure of the MAP Transaction, Marathon became primarily responsible for certain of Ashland’s federal and state tax obligations for positions taken prior to June 30, 2005.  However, pursuant to the terms of the TMA, Ashland has agreed to indemnify Marathon for any obligations which arise from those positions.  Upon adoption of FIN 48, these positions, which were previously accounted for as income tax contingencies by Ashland, are no longer treated in that manner under the provisions of FIN 48.  Subsequent adjustments to these liabilities will be recorded as a component of selling, general and administrative expenses within the Statements of Consolidated Income.  In accordance with the prospective adoption requirements under the provisions of FIN 48, Ashland did not reclassify prior period expenses or income relating to these items that would have been classified within the selling, general and administrative caption if FIN 48 was applied retrospectively.  For the twelve months ended September 30, 2008, Ashland recorded $2 million of income relating to these items that was recognized as a component of income tax expense in previous periods.

NOTE L – CAPITAL STOCK

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

Ashland did not repurchase any shares during 2008, but did repurchase 4.7 million shares for $288 million during 2007 and 6.7 million shares for $405 million during 2006.  Since the inception of the first described share repurchase program on July 21, 2005 through the completion of the second share repurchase program on December 19, 2006, Ashland has repurchased a total of 13.2 million shares at a cost of $793 million.  These repurchases represent approximately 18% of the shares outstanding on June 30, 2005.  The stock repurchase actions were consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.  At September 30, 2008, 8.4 million common shares are reserved for issuance under stock incentive and deferred compensation plans.

NOTE M – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value over time or reward superior performance and encourage continued employment with Ashland.  As discussed in Note A, Ashland began expensing stock awards on October 1, 2002 and recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  The components of Ashland’s pretax stock-based awards (net of forfeitures), which is included in the selling, general and administrative expense caption of the Statements of Consolidated Income, and associated income tax benefits are as follows:

(In millions)	2008	2007	2006
Stock options	$-	$-	$1
SARs	7	7	7
Performance share awards	3	6	13
Nonvested stock awards	2	3	4
	$12	$16	$25

Income tax benefit	$5	$6	$10

Stock options and SARs

Stock options and SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to three years.  Unexercised stock options and SARs lapse ten years after the date of grant.  In accordance with FAS 123(R) Ashland estimates the fair value of stock options and SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.  The following table illustrates the assumptions used within the Black-Scholes option-pricing model.  The risk free interest rate assumption was based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the instrument.  The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.  The volatility assumption was calculated by utilizing an unbiased standard deviation of Ashland’s common stock closing price for the past five years.  The expected life is based on historical data and is not necessarily indicative of exercise patterns that may occur.

(In millions except per share data)	2008	2007	2006
Weighted-average fair value per share of options or SARs granted	$12.62	$17.67	$17.24
Assumptions (weighted-average)
Risk-free interest rate	3.8%	4.2%	4.4%
Expected dividend yield	2.1%	1.7%	1.7%
Expected volatility	25.8%	27.3%	26.3%
Expected life (in years)	5.0	5.0	5.0

A progression of activity and various other information relative to stock options and SARs is presented in the following table.

	2008			2007			2006
	Number	Weighted-		Number	Weighted-		Number	Weighted-
	of	average		of	average		of	average
	common	exercise price		common	exercise price		common	exercise price
(In thousands except per share data)	shares	per share		shares	per share		shares	per share
Outstanding - beginning of year (a)	2,674	$36.07		2,602	$41.56		3,274	$39.74
Granted	434	53.33		482	65.78		23	65.48
Exercised	(173)	35.37		(829)	31.15		(678)	33.37
Forfeitures and expirations	(47)	52.51		(36)	53.63		(17)	48.30
Special dividend adjustment (b)	-	-		455	-		-	-
Outstanding - end of year (a)	2,888	43.92	(b)	2,674	41.99	(b)	2,602	41.56
Exercisable - end of year	2,234	39.91		2,064	36.07		2,181	39.21

(a)
Exercise prices per share for options and SARs outstanding at September 30, 2008 ranged from $19.11 to $19.75 for 161,000, $23.21 to $25.71 for 503,000 shares, from $32.28 to $38.47 for 660,000 shares, from $42.58 to $49.79 for 660,000 shares, and from $53.33 to $65.78 for 904,000 shares.  The weighted-average remaining contractual life of outstanding stock options and SARs was 6.1 years and exercisable stock options and SARs was 5.5 years.

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

NOTE M – STOCK INCENTIVE PLANS (continued)

The total intrinsic value of stock options and SARs exercised was $5 million in 2008, $28 million in 2007 and $20 million in 2006, respectively.  The actual tax benefit realized from the exercised stock options and SARs was $2 million in 2008, $12 million in 2007 and $8 million in 2006.  The total grant date fair value of stock options and SARs that vested during 2008, 2007 and 2006 was $7 million, $2 million and $1 million, respectively.  As of September 30, 2008, there was $5 million of total unrecognized compensation costs related to stock options and SARs.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  As of September 30, 2008, the aggregate intrinsic value of outstanding stock options and SARs was $4 million and exercisable stock options and SARs was $4 million.

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

A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2008		2007		2006
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
	common	grant date	common	grant date	common	grant date
(In thousands except per share data)	shares	fair value	shares	fair value	shares	fair value
Nonvested - beginning of year	424	$40.28	453	$39.19	459	$37.37
Granted	18	56.74	32	63.99	35	63.68
Vested	(136)	39.34	(56)	43.70	(25)	36.32
Forfeitures	(6)	59.62	(5)	55.71	(16)	45.07
Nonvested - end of year	300	40.86	424	40.28	453	39.19

The total fair value of nonvested stock awards that vested during 2008, 2007 and 2006 was $7 million, $3 million and $2 million, respectively.  As of September 30, 2008, there was $3 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance shares/units

Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Ashland believes that the focus on relative performance encourages management to make decisions that create shareholder value.  Awards under this plan are granted annually, with each award covering a three-year performance cycle.  Historically, each performance share/unit is convertible to one share of Ashland Common Stock or cash.  As a result, these plans were recorded as a liability in the Consolidated Balance Sheet within the other noncurrent liabilities caption.  As of September 30, 2008 and 2007, the recorded liability for these plans was $2 million and $11 million, respectively.  Effective with the 2007-2009 grant and going forward, all performance shares/units are payable only in Ashland Common Stock.  Performance measures used to determine the actual number of performance shares/units issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable accounting guidance.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  The following table shows the performance shares/units granted for all plans that award Ashland Common Stock.

				Weighted-
		Target		average
		shares		fair value
(In thousands except per share data)	Performance period	granted	(a)	per share
Fiscal Year 2008	October 1, 2007 - September 30, 2010	118		$50.55
Fiscal Year 2007	October 1, 2006 - September 30, 2009	142		$72.52

(a)	At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of the target shares granted.

The fair value of the ROI portion of the performance share awards is equal to the fair market value of Ashland’s Common Stock on the date of the grant discounted for the dividends forgone during the vesting period of the three-year performance cycle.  Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied.  The fair value of the TSR portion of the performance share awards is calculated using a Monte Carlo simulation valuation model using the assumptions included in the following table.  Compensation cost is recognized over the requisite service period regardless of whether the market condition is satisfied.

	2008	2007
Risk-free interest rate	3.5% - 3.7%	4.7% - 5.0%
Expected dividend yield	1.7%	1.8%
Expected life (in years)	3.0	3.0
Expected volatility	26.3%	24.4%

The performance share awards expense for all plans that award Ashland Common Stock during 2008 and 2007 was $4 million and $2 million, respectively.  The following table shows changes in nonvested performance shares/units for all plans that award Ashland Common Stock.

	2008		2007
		Weighted-		Weighted-
		average		average
		grant date		grant date
(In thousands except per share data)	Shares	fair value	Shares	fair value
Nonvested - beginning of year	119	$72.52	-	$-
Granted	118	50.55	142	72.52
Forfeitures	(10)	54.94	(23)	72.52
Nonvested - end of year	227	61.87	119	72.52

As of September 30, 2008, there was $6 million of total unrecognized compensation costs related to nonvested performance share awards.  That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

NOTE N – EMPLOYEE BENEFIT PLANS

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law.  Among other things, the Act expands Medicare to include an outpatient prescription drug benefit beginning in 2006, as well as provide a subsidy for sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare Act benefits.  In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, “Accounting

NOTE N – EMPLOYEE BENEFIT PLANS (continued)

and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  The FSP provided accounting guidance for the effects of the Act to a sponsor of a postretirement health care plan.  Regulations implementing major provisions of the Act, including the determination of actuarial equivalency, were issued in January 2005.  Effective May 1, 2005, Ashland amended its health care plan for retirees age 65 or older so that the company will always qualify for the subsidy and remeasured its postretirement benefit obligation as of that date.  The remeasurement reduced the postretirement benefit obligation by $58 million.

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

Adoption of FAS 158

On September 30, 2007, Ashland adopted the recognition and disclosure provisions of FAS 158.  See Note A for further discussion of FAS 158’s provisions.  The adoption of FAS 158 had no effect on Ashland’s Statement of Consolidated Income for the year ended September 30, 2007, or for any prior periods represented.  FAS 158 did have an incremental effect on individual line items in Ashland’s Consolidated Balance Sheet at September 30, 2007, as shown in the following table.  Had Ashland not been required to adopt FAS 158 at September 30, 2007, an additional minimum liability would have been recognized pursuant to the provisions of FAS 87.  The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting FAS 158.”

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

Components of net periodic benefit costs

The plan amendments in 2003 previously discussed under other postretirement benefit plans reduced Ashland’s accrued obligations under those plans, and the reductions are being amortized to income over future periods.  Such amortization reduced Ashland’s net periodic benefit costs for other postretirement benefits by $4 million in 2008, $4 million in 2007 and $8 million in 2006.  At September 30, 2008, the remaining unrecognized prior service credit resulting from the changes amounted to $25 million, and will reduce future costs by $4 million in 2009 and approximately $4 million annually thereafter through 2014.  As a result of the sale of APAC to Oldcastle during 2006, a curtailment gain of $34 million ($21 million after-tax) was recognized to account for this divestiture’s impact on the plans.

The following table summarizes the components of pension and other postretirement benefit costs, and the assumptions used to determine net periodic benefit costs for the plans.

	Pension benefits			Other postretirement benefits
(In millions)	2008	2007	2006	2008	2007	2006
Net periodic benefit costs
Service cost	$36	$37	$57	$5	$4	$7
Interest cost	93	87	84	12	11	12
Curtailment	-	-	(1)	-	3	(33)
Special termination benefits - Note J	-	8	-	-	-	-
Expected return on plan assets	(113)	(102)	(99)	-	-	-
Amortization of prior service cost (credit)	-	-	-	(3)	7	(8)
Amortization of net actuarial loss (gain)	5	17	40	(3)	(3)	1
	$21	$47	$81	$11	$22	$(21)
Weighted-average plan assumptions (a)
Discount rate	6.16%	5.66%	5.42%	5.96%	5.64%	5.33%
Rate of compensation increase	3.74%	3.74%	4.46%	-	-	-
Expected long-term rate of
return on plan assets	7.62%	7.58%	8.26%	-	-	-

(a)
The plan assumptions disclosed are a blended weighted-average rate for Ashland’s U.S. and non-U.S. plans.  The U.S. pension plan represented approximately 87% of the projected benefit obligation at September 30, 2008.  Other postretirement benefit plans consist of U.S. and Canada, with the U.S. plan representing approximately 92% of the accumulated postretirement benefit obligation at September 30, 2008.  Non-U.S. plans use assumptions generally consistent with those of U.S. plans.

The following table shows the amounts in accumulated other comprehensive income at September 30, 2008 that are expected to be recognized as components of net periodic benefit cost (income) during the next fiscal year.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
Net actuarial loss (gain)	$16	$(3)
Prior service cost (credit)	1	(3)
Total	$17	$(6)

Obligations and funded status

Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan.  Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2008 and 2007 follow.

NOTE N – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension plans		benefit plans
(In millions)	2008	2007	2008	2007
Change in benefit obligations
Benefit obligations at October 1	$1,562	$1,549	$205	$245
Service cost	36	37	5	4
Interest cost	93	87	12	11
Curtailment	-	(2)	-	3
Special termination benefits	-	8	-	-
Participant contributions	2	1	11	11
Benefits paid	(80)	(75)	(31)	(28)
Medicare Part D Act	-	-	2	4
Actuarial gain	(267)	(63)	(24)	(59)
Foreign currency exchange rate changes	(8)	17	-	1
Other	5	3	-	13
Benefit obligations at September 30	$1,343	$1,562	$180	$205
Change in plan assets
Value of plan assets at October 1	$1,505	$1,311	$-	$-
Actual (loss) return on plan assets	(261)	187	-	-
Employer contributions	25	58	20	17
Participant contributions	2	1	11	11
Benefits paid	(80)	(75)	(31)	(28)
Foreign currency exchange rate changes	(7)	13	-	-
Other	3	10	-	-
Value of plan assets at September 30	$1,187	$1,505	$-	$-

Unfunded status of the plans	$(156)	$(57)	$(180)	$(205)
Amounts recognized in the balance sheet
Noncurrent benefit assets	$-	$74	$-	$-
Current benefit liabilities	(6)	(11)	(14)	(17)
Noncurrent benefit liabilities	(150)	(120)	(166)	(188)
Net amount recognized	$(156)	$(57)	$(180)	$(205)
Weighted-average plan assumptions
Discount rate	7.81%	6.16%	7.78%	5.96%
Rate of compensation increase	3.73%	3.74%	-	-

At September 30, 2008 and 2007, the amounts recognized in accumulated other comprehensive income, before income tax benefits, are shown in the following table.

			Other postretirement
	Pension plans		benefit plans
(In millions)	2008	2007	2008	2007
Net actuarial loss (gain)	$98	$159	$(21)	$(45)
Prior service cost (credit)	4	2	3	(26)
Total	$102	$161	$(18)	$(71)

The accumulated benefit obligation for all pension plans was $1,245 million at September 30, 2008 and $1,437 million at September 30, 2007.  Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2008			2007
		Non-			Non-
	Qualified	qualified		Qualified	qualified
(In millions)	plans (a)	plans	Total	plans (a)	plans	Total
Projected benefit obligation	$44	$75	$119	$48	$85	$133
Accumulated benefit obligation	41	67	108	45	74	119
Fair value of plan assets	15	-	15	19	-	19

(a)	Includes qualified U.S. and non-U.S. pension plans.

Plan assets

The expected long-term rate of return on U.S. pension plan assets for 2008 was 7.75%.  The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

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

The weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2008 and 2007 by asset category follow.

		Actual at September 30
(In millions)	Target	2008	2007
Plan assets allocation
Equity securities	55 - 75%	55%	72%
Debt securities	25 - 35%	29%	25%
Other	5 - 15%	16%	3%
		100%	100%

Cash flows

In fiscal 2009, Ashland expects to contribute $12 million to its non-U.S. pension plans and $5 million to its U.S. pension plans.  The Pension Protection Act of 2006, enacted in August 2006, introduced new minimum funding requirements that become effective for Ashland during fiscal 2009.  As a result, Ashland’s required contributions to its non-U.S. and U.S. pension plans may vary in the future.  The following benefit payments, which reflect future service, are expected to be paid in each of the next five years and in aggregate for five years thereafter.

		Other postretirement benefits
	Pension	With Medicare	Without Medicare
(In millions)	benefits	Part D subsidy	Part D subsidy
2009	$78	$15	$19
2010	81	16	20
2011	86	17	21
2012	91	17	22
2013	98	18	23
2014-2018	570	92	120

Other plans

Ashland sponsors qualified savings plans to assist eligible employees in providing for retirement or other future needs.  Under such plans, company contributions amounted to $17 million in 2008, $18 million in 2007 and $17 million in 2006.  Ashland also sponsors various other benefit plans, some of which are required by different countries.  The total noncurrent liabilities associated with these plans totaled $28 million and $21 million as of September 30, 2008 and 2007, respectively.

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos-related litigation

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley.  Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies.

Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  Since October 1, 2005, Ashland has been dismissed as a defendant in 92% of the resolved claims.  A summary of asbestos claims activity follows.

(In thousands)	2008	2007	2006
Open claims - beginning of year	134	162	184
New claims filed	4	4	6
Claims settled	(2)	(2)	(3)
Claims dismissed	(21)	(30)	(25)
Open claims - end of year	115	134	162

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2008	2007	2006
Asbestos reserve - beginning of period	$610	$635	$571
Reserve adjustment	2	5	104
Amounts paid	(40)	(30)	(40)
Asbestos reserve - end of period	$572	$610	$635

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

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  During the most recent update of this estimate completed during 2008, it was determined that the reserve for asbestos claims should be increased by $2 million.  This increase in the reserve was based on the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  This increase resulted in total reserves for asbestos claims of $572 million at September 30, 2008, compared to $610 million at September 30, 2007.

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

Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 65% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which 83% have a credit rating of B+ or higher by A. M. Best as of September 30, 2008.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, which is reinsured by Equitas (Limited).  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers.  During 2007 a significant amount of Equitas’ reinsurance of liabilities became reinsured by National Indemnity Corporation, a member of the Berkshire Hathaway group of insurance companies with a current A. M. Best rating of A++.  As a result Ashland reassessed its assumptions for the receivable recorded from Equitas, and due to the improved credit quality of this portion of the receivable, Ashland increased its recorded receivable by $21 million during 2007.

At September 30, 2008, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $458 million, of which $77 million relate to costs previously paid.  Receivables from insurers amounted to $488 million at September 30, 2007.  During 2008, the model used for purposes of valuing the asbestos reserve described above, and its impact on the valuation of future recoveries from insurers was updated, which caused an additional $8 million increase in the receivable for probable insurance recoveries.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2008, such locations included 62 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 105 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 177 are being actively remediated.  Ashland’s reserves for environmental remediation amounted to $149 million at September 30, 2008, compared to $174 million at September 30, 2007, of which $112 million at September 30, 2008 and $153 million at September 30, 2007 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.  The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2008 and 2007 Ashland’s recorded receivable for these probable insurance recoveries was $40 million and $44 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $11 million in 2008, $15 million in 2007 and $59 million in 2006.  Environmental remediation expense, net of receivable activity, was $7 million in 2008, $7 million in 2007 and $47 million in 2006.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $230 million.  No individual remediation location is material to Ashland, as its largest reserve for any site does not exceed 15% of the remediation reserve.

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

NOTE P – SEGMENT INFORMATION

Ashland’s businesses are managed along four industry segments:  Performance Materials, Distribution, Valvoline and Water Technologies.  Previously, Ashland operated its wholly owned subsidiary, APAC, as a separate industry segment before it was divested on August 28, 2006, qualifying for discontinued operation treatment in the Consolidated Financial Statements for all periods presented.  Ashland also held, through June 30, 2005, a 38% interest in MAP, which was the primary component of its Refining and Marketing segment.  For further information on this transaction see Note C.

Ashland Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, transportation, metal casting, marine, and packaging and converting markets.  It is a technology leader in metal casting consumables and design services; unsaturated polyester and vinyl ester resins and gelcoats; and high-performance adhesives and specialty resins.  Through this segment, Ashland owns and operates 34 manufacturing facilities and participates in eight manufacturing joint ventures in 15 countries.  This segment competes globally in selected niche markets, largely on the basis of technology and service.

Ashland Distribution distributes chemicals, plastics and composite raw materials in North America and plastics in Europe.  Ashland Distribution also provides environmental services, including hazardous and nonhazardous waste collection, recovery, recycling and disposal, in North America.  Deliveries are made in North America through a network of 60 owned or leased facilities, 70 third-party warehouses, rail terminals and tank terminals and 4 locations that perform contract packaging activities for Ashland Distribution.  Distribution of thermoplastic resins in Europe is conducted in 18 countries primarily through 14 third-party warehouses and one owned warehouse.

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

Ashland Water Technologies provides specialized chemicals and consulting services for the utility water treatment market, which includes boiler water, cooling water, fuel and waste streams.  Programs include performance-based feed and control automation and remote system surveillance.  This segment also provides process water treatments for the municipal, extraction/mining, pulp and paper processing, food processing, oil refining and chemical processing markets.  It also provides technical products and shipboard services for the ocean-going marine market.  Comprehensive marine programs include water and fuel treatment; maintenance, including specialized cleaners, welding and refrigerant products and sealants; and fire fighting, safety and rescue products and services.  Ashland Water Technologies also provides specialized chemical additives for the paint and coatings industry.  Ashland Water Technologies owns and operates 11 manufacturing facilities in eight countries and participates in three joint ventures.

Information about Ashland’s domestic and international operations follows.  Ashland has no material operations in any individual international country and no single customer represented more than 10% of sales and operating revenues in 2008, 2007 or 2006.

	Revenues from					Property, plant
	external customers			Net assets		and equipment - net
(In millions)	2008	2007	2006	2008	2007	2008	2007
United States	$5,549	$5,188	$5,312	$2,226	$2,211	$775	$720
International	2,832	2,597	1,921	976	943	337	263
	$8,381	$7,785	$7,233	$3,202	$3,154	$1,112	$983

Ashland Inc. and Consolidated Subsidiaries
Segment Information
Years Ended September 30

(In millions)	2008	2007	2006
Sales and operating revenues
Performance Materials	$1,621	$1,580	$1,425
Distribution	4,374	4,031	4,070
Valvoline	1,662	1,525	1,409
Water Technologies	893	818	502
Intersegment sales (a)
Performance Materials	(151)	(154)	(145)
Distribution	(12)	(12)	(23)
Valvoline	(6)	(1)	(3)
Water Technologies	-	(2)	(2)
	$8,381	$7,785	$7,233
Equity income
Performance Materials	$16	$10	$10
Valvoline	5	4	1
Water Technologies	1	1	-
Unallocated and other	1	-	-
	23	15	11
Other income
Performance Materials	3	4	4
Distribution	3	3	4
Valvoline	7	8	7
Water Technologies	2	3	4
Unallocated and other	16	16	14
	31	34	33
	$54	$49	$44
Operating income
Performance Materials	$52	$89	$112
Distribution	51	41	120
Valvoline	83	86	(21)
Water Technologies	10	16	14
Unallocated and other	17	(16)	(55)
	$213	$216	$170
Assets
Performance Materials	$1,080	$997	$841
Distribution	1,090	1,218	1,148
Valvoline	750	751	742
Water Technologies	495	514	468
Unallocated and other (b)	2,356	2,206	3,391
	$5,771	$5,686	$6,590

(a)	Intersegment sales are accounted for at prices that approximate market value.

(b)	Includes cash, cash equivalents, available-for-sale securities, property and other assets.

NOTE P – SEGMENT INFORMATION (continued)

Ashland Inc. and Consolidated Subsidiaries
Segment Information (continued)
Years Ended September 30

(In millions)	2008	2007	2006
Investment in equity affiliates
Performance Materials	$59	$49	$44
Valvoline	15	14	11
Water Technologies	3	4	3
Unallocated and other	4	6	3
	$81	$73	$61
Expense (income) not affecting cash
Depreciation and amortization
Performance Materials	$42	$36	$31
Distribution	24	22	21
Valvoline	32	31	28
Water Technologies	26	27	17
Unallocated and other	21	17	14
	145	133	111
Other noncash items (c)
Performance Materials	(4)	7	(12)
Distribution	2	3	12
Valvoline	-	7	6
Water Technologies	1	-	(1)
Unallocated and other	27	19	15
	26	36	20
	$171	$169	$131
Property, plant and equipment - net
Performance Materials	$393	$318	$290
Distribution	205	204	192
Valvoline	232	228	237
Water Technologies	104	111	120
Unallocated and other	178	122	111
	$1,112	$983	$950
Additions to property, plant and equipment
Performance Materials	$48	$56	$58
Distribution	27	29	36
Valvoline	42	28	38
Water Technologies	17	24	23
Unallocated and other	71	17	20
	$205	$154	$175

(c)	Includes deferred income taxes, equity income from affiliates net of distributions and other items not affecting cash.

NOTE Q – SUBSEQUENT EVENTS

Acquisition

On November 13, 2008, Ashland completed its acquisition of Hercules, creating a leading specialty chemicals company.  The acquisition creates a defined core for Ashland composed of three specialty chemical businesses which includes paper and water technologies, specialty resins, and specialty additives and ingredients.

The cost to acquire the 112.7 million shares of outstanding Hercules Common Stock at November 13, 2008, paid in cash and Ashland Common Stock, was approximately $2.6 billion, consisting of cash consideration of $2.1 billion and stock consideration, valued as of the original announcement date, of $0.5 billion.  Ashland Common Stock issued as part of the merger acquisition was approximately 10.5 million shares.  In addition, Ashland assumed debt that had a carrying value of approximately $0.8 billion as of the closing date.

The merger will be recorded by Ashland during the first quarter of 2009 using the purchase method of accounting in accordance with FASB Statement No. 141 “Business Combinations,” whereby the total purchase price, including qualifying transaction related expenses, will be allocated to tangible and intangible assets acquired based upon their respective fair values.  Due to the timing of the completed merger, a preliminary purchase price allocation was unavailable due to various ongoing tangible and intangible asset and liability appraisals and valuations.

Hercules reported net sales of $2.3 billion for the trailing twelve months ended September 30, 2008 and reported assets of $2.7 billion and liabilities of $2.1 billion as of September 30, 2008.

Debt issuance

In conjunction with the acquisition of Hercules previously described, Ashland secured $2.6 billion in financing from Bank of America Securities LLC and Scotia Capital (USA) Inc. consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility, and a $750 million bridge loan.  The total debt drawn upon the closing of the completed merger was $2.3 billion resulting in ongoing Ashland total debt of approximately $2.6 billion, which included amounts used to fund the extinguishment of certain debt instruments that Hercules held as of the closing date.

As a result of the financing and subsequent debt issued to complete this merger, Standard & Poor’s downgraded Ashland’s corporate credit rating to BB- and Moody’s Investor Services downgraded Ashland’s corporate credit rating to Ba2.  In addition, Ashland is now subject to cash and other restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property and applicable insurance coverage as well as negative covenants that include financial covenant restrictions associated with leverage and fixed charge coverage ratios and total net worth.

Dividend reduction

On November 20, 2008, the Board of Directors of Ashland declared a quarterly cash dividend of 7.5 cents per share, payable December 15, 2008, to shareholders of record at the close of business on December 1, 2008.  This is reduced from the previous quarterly dividend of 27.5 cents per share.

QUARTERLY FINANCIAL INFORMATION

The following table presents quarterly financial information and per share data relative to Ashland’s Common Stock.

Quarters ended	December 31		March 31		June 30		September 30
(In millions except per share data)	2007	2006	2008	2007	2008	2007	2008 (a)	2007	(b)
Sales and operating revenues	$1,905	$1,803	$2,059	$1,915	$2,201	$1,983	$2,216	$2,085
Operating income	46	58	52	41	87	91	28	26
Income (loss) from continuing
operations	38	53	72	31	66	86	(1)	32
Net income (loss)	33	49	72	49	72	100	(10)	32

Basic earnings per share
Continuing operations	$.61	$.82	$1.14	$.49	$1.04	$1.37	$(.01)	$.52
Net income	.52	.76	1.14	.78	1.15	1.60	(.15)	.52

Diluted earnings per share
Continuing operations	$.60	$.81	$1.13	$.49	$1.03	$1.35	$(.01)	$.51
Net income	.52	.75	1.13	.77	1.13	1.58	(.15)	.51

Regular cash dividends per share	$.275	$.275	$.275	$.275	$.275	$.275	$.275	$.275
Special cash dividend per share (c)	-	$10.20	-	-	-	-	-	-

Market price per common share
High	$68.99	$71.04	$49.88	$70.20	$58.58	$66.03	$48.97	$66.77
Low	45.79	57.26	39.82	61.66	47.01	58.44	26.81	50.23

(a)	Fourth quarter results include a decrease in operating income of $7 million for severance costs associated with cost structure efficiency initiatives in Performance Materials and Water Technologies.

(b)
Fourth quarter results include an increase in operating income of $5 million related to the elimination of a one-month financial reporting lag for foreign operations and a decrease in income of $11 million related to foreign postretirement medical plans.

(c)	Ashland paid an additional dividend in October 2006 of $10.20 per share as part of the use of proceeds from the APAC divestiture. See Note B for further information.

Ashland Inc. and Consolidated Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Balance at	Provisions			Balance
	beginning	charged to	Reserves	Other	at end
(In millions)	of year	earnings	utilized	changes	of year
Year ended September 30, 2008
Reserves deducted from asset accounts
Accounts receivable	$41	$10	$(21)	$3	$33
Inventories	13	2	(4)	-	11
Year ended September 30, 2007
Reserves deducted from asset accounts
Accounts receivable	$40	$24	$(15)	$(8)	$41
Inventories	16	2	(4)	(1)	13
Year ended September 30, 2006
Reserves deducted from asset accounts
Accounts receivable	$33	$12	$(11)	$6	$40
Inventories	11	6	(1)	-	16

Ashland Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information
Years Ended September 30

(In millions except per share data)	2008	2007	2006	2005	2004
Summary of operations
Sales and operating revenues	$8,381	$7,785	$7,233	$6,731	$5,776
Costs and expenses
Cost of sales and operating expenses	7,056	6,447	6,030	5,545	4,721
Selling, general and administrative expenses	1,166	1,171	1,077	1,079	968
	8,222	7,618	7,107	6,624	5,689
Equity and other income	54	49	44	564	438
Operating income	213	216	170	671	525
Gain (loss) on the MAP Transaction	20	(3)	(5)	1,284	-
Loss on early retirement of debt	-	-	-	(145)	-
Net interest and other financing income (costs)	28	46	47	(82)	(114)
Income from continuing operations
before income taxes	261	259	212	1,728	411
Income tax (expense) benefit	(86)	(58)	(29)	230	(100)
Income from continuing operations	175	201	183	1,958	311
Income (loss) from discontinued operations	(8)	29	224	46	67
Net income	$167	$230	$407	$2,004	$378

Balance sheet information (as of September 30)
Current assets	$3,032	$3,276	$4,250	$3,757	$2,302
Current liabilities	1,230	1,152	2,041	1,545	1,815
Working capital	$1,802	$2,124	$2,209	$2,212	$487

Total assets	$5,771	$5,686	$6,590	$6,815	$7,502

Short-term debt	$-	$-	$-	$-	$40
Long-term debt (including current portion)	66	69	82	94	1,508
Stockholders’ equity	3,202	3,154	3,096	3,739	2,706
Capital employed	$3,268	$3,223	$3,178	$3,833	$4,254

Cash flow information
Cash flows from operating activities from
continuing operations	$478	$189	$145	$(76)	$33
Additions to property, plant and equipment	205	154	175	180	137
Cash dividends	69	743	78	79	77

Common stock information
Diluted earnings per share
Income from continuing operations	$2.76	$3.15	$2.53	$26.23	$4.36
Net income	2.63	3.60	5.64	26.85	5.31
Regular cash dividends per share	1.10	1.10	1.10	1.10	1.10
Special cash dividend per share - Note L	-	10.20	-	-	-