Form 10-Q
period 2008-12-31
ASHLAND INC.
filed 2009-02-09
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At December 31, 2008, there were 73,676,646 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	December 31
(In millions except per share data - unaudited)	2008	2007

SALES AND OPERATING REVENUES	$1,966	$1,905

COSTS AND EXPENSES
Cost of sales and operating expenses	1,641	1,589
Selling, general and administrative expenses (a)	344	281
	1,985	1,870
EQUITY AND OTHER INCOME	12	11

OPERATING (LOSS) INCOME	(7)	46
Gain on the MAP Transaction (b)	1	-
Net interest and other financing (expense) income	(28)	12
Other expenses (c)	(86)	-
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(120)	58
Income tax (benefit) expense - Note J	(1)	20
(LOSS) INCOME FROM CONTINUING OPERATIONS	(119)	38
Loss from discontinued operations (net of income taxes) - Note D	-	(5)
NET (LOSS) INCOME	$(119)	$33

BASIC EARNINGS PER SHARE - Note K
(Loss) income from continuing operations	$(1.73)	$.61
Loss from discontinued operations	-	(.09)
Net (loss) income	$(1.73)	$.52

DILUTED EARNINGS PER SHARE - Note K
(Loss) income from continuing operations	$(1.73)	$.60
Loss from discontinued operations	-	(.08)
Net (loss) income	$(1.73)	$.52

DIVIDENDS PAID PER COMMON SHARE	$.075	$.275

(a)
Includes a $10 million charge related to the ongoing research and development projects at Hercules Incorporated (Hercules) as of the merger date.  In accordance with applicable GAAP and SEC accounting regulations, these purchased in-process research and development costs have been expensed as recognized.  In addition, includes a $26 million severance charge for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.

(b)	“MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation.
(c)
The three months ended December 31, 2008 includes a $54 million loss on currency swaps related to the Hercules acquisition and a $32 million loss on auction rate securities, of which $2 million relates to securities sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30	December 31
(In millions - unaudited)	2008	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$222	$886	$681
Available-for-sale securities - Note E	-	-	394
Accounts receivable - (less allowance for doubtful accounts of
$31 million and $43 million at December 31, 2008 and 2007 and
$33 million at September 30, 2008)	1,539	1,469	1,374
Inventories - Note H	736	494	633
Deferred income taxes	103	97	63
Other current assets	133	86	91
	2,733	3,032	3,236
INVESTMENTS AND OTHER NONCURRENT ASSETS
Auction rate securities - Note E	225	243	-
Goodwill - Note I	2,115	299	272
Intangibles - Note I	1,328	109	108
Asbestos insurance receivable (noncurrent portion) - Note O	447	428	448
Deferred income taxes	-	154	157
Other noncurrent assets	645	394	436
	4,760	1,627	1,421
PROPERTY, PLANT AND EQUIPMENT
Cost	3,496	2,297	2,151
Accumulated depreciation and amortization	(1,247)	(1,185)	(1,162)
	2,249	1,112	989

TOTAL ASSETS	$9,742	$5,771	$5,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note F	$246	$-	$-
Current portion of long-term debt - Note F	94	21	5
Trade payables	871	899	696
Accrued expenses and other liabilities	528	310	343
	1,739	1,230	1,044
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note F	2,128	45	64
Employee benefit obligations - Note L	663	344	262
Asbestos litigation reserve (noncurrent portion) - Note O	807	522	546
Deferred income taxes	236	-	-
Other noncurrent liabilities	569	428	524
	4,403	1,339	1,396

STOCKHOLDERS’ EQUITY	3,600	3,202	3,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,742	$5,771	$5,646

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income	(a)	Total

BALANCE AT SEPTEMBER 30, 2007	$1	$16	$3,040	$97		$3,154
Total comprehensive income (b)			33	36		69
Cash dividends, $.275 per common share			(17)			(17)
Other			(1)			(1)
Issued 28,662 common shares under
stock incentive and other plans (c)		1				1
BALANCE AT DECEMBER 31, 2007	$1	$17	$3,055	$133		$3,206

BALANCE AT SEPTEMBER 30, 2008	$1	$33	$3,138	$30		$3,202
Total comprehensive (loss) income (b)			(119)	59		(60)
Cash dividends, $.075 per common share			(6)			(6)
Issuance of common shares - Note M		450				450
Other		1				1
Issued 169,308 common shares under
stock incentive and other plans (d)		13				13
BALANCE AT DECEMBER 31, 2008	$1	$497	$3,013	$89		$3,600

(a)
At December 31, 2008 and 2007, the accumulated other comprehensive income (after-tax) of $89 million for 2008 and $133 million for 2007 was comprised of pension and postretirement obligations of $106 million for 2008 and $55 million for 2007, net unrealized translation gains of $195 million for 2008 and $189 million for 2007, and net unrealized losses on cash flow hedges of $1 million for 2007.

(b)	Reconciliations of net income to total comprehensive (loss) income follow.

	Three months ended
	December 31
(In millions)	2008	2007

Net (loss) income	$(119)	$33
Pension and postretirement obligation adjustments, net of tax	1	-
Unrealized translation gains, net of tax	38	36
Unrealized losses on investment securities, net of tax	20	-
Total comprehensive (loss) income	$(60)	$69

(c)	Includes income tax benefits resulting from the exercise of stock options of $8 million for the three months ended December 31, 2007.
(d)	Includes $10 million from the fair value of Hercules stock options converted into stock options for Ashland shares.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net (loss) income	$(119)	$33
Loss from discontinued operations (net of income taxes)	-	5
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	62	34
Purchased in-process research and development amortization	10	-
Debt issuance cost amortization	6	-
Deferred income taxes	13	4
Equity income from affiliates	(5)	(4)
Distributions from equity affiliates	2	2
Gain from the sale of property and equipment	-	(2)
Stock based compensation expense	2	3
Gain on the MAP Transaction	(1)	-
Inventory fair value adjustment	21	-
Loss on currency swaps related to Hercules acquisition	54	-
Loss on auction rate securities	32	-
Change in operating assets and liabilities (a)	(3)	(11)
	74	64
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(38)	(42)
Proceeds from the disposal of property, plant and equipment	2	18
Purchase of operations - net of cash acquired	(2,082)	(3)
Proceeds from sale of operations	7	-
Settlement of currency swaps related to Hercules acquisition	(95)	-
Purchases of available-for-sale securities	-	(356)
Proceeds from sales and maturities of available-for-sale securities	18	117
	(2,188)	(266)
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	2,000	-
Repayment of long-term debt	(588)	-
Proceeds from/repayments of issuance of short-term debt	205	-
Debt issuance costs	(138)	-
Premium on long-term debt repayment	(13)	-
Cash dividends paid	(6)	(17)
Proceeds from the exercise of stock options	-	2
Excess tax benefits related to share-based payments	-	1
	1,460	(14)
CASH USED BY CONTINUING OPERATIONS	(654)	(216)
Cash provided (used) by discontinued operations
Operating cash flows	5	(3)
Effect of currency exchange rate changes on cash and cash equivalents - Note A	(15)	3
DECREASE IN CASH AND CASH EQUIVALENTS	(664)	(216)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	886	897

CASH AND CASH EQUIVALENTS - END OF PERIOD	$222	$681

(a)     Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These Condensed Consolidated Financial Statements should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  Included within these Condensed Consolidated Financial Statements is a variable interest entity stemming from the Hercules Incorporated (Hercules) acquisition, for which Ashland is now the primary beneficiary, that qualifies for consolidation.  Results of operations for the period ended December 31, 2008, are not necessarily indicative of results to be expected for the year ending September 30, 2009.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.  The effect of currency exchange rate changes on cash and cash equivalents, which previously had been classified within operating activities of the Statements of Condensed Consolidated Cash Flows during 2007, has been reclassified as a separate caption within these financial statements.  This reclassification had no impact on operating income, net income, earnings per share or the net change in cash and cash equivalents, as previously reported.

In November 2008, Ashland completed the acquisition of Hercules.  Ashland’s reporting structure, incorporating the former Hercules businesses, is now composed of five reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), previously Hercules’ Aqualon Group, Ashland Hercules Water Technologies (Water Technologies), which includes Hercules’ Paper Technologies and Venture segment as well as Ashland’s legacy Water Technologies segment, Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Valvoline) and Ashland Distribution (Distribution).  Functional Ingredients is a manufacturer and supplier of specialty additives and functional ingredients derived from renewable resources that are designed to manage the properties of water-based systems.  The restructured Water Technologies business is a global supplier of functional and process chemicals for the paper industry in addition to water treatment chemicals.  See Notes C and P for additional information.

The preparation of Ashland’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and intangible assets), employee benefit obligations, income taxes, other liabilities and associated receivables for asbestos litigation, environmental remediation and asset retirement obligations.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

NOTE B – NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  FAS 157 became effective for financial assets and liabilities of Ashland on October 1, 2008.  The provisions of FAS 157 related to nonfinancial assets and liabilities will be effective for Ashland on October 1, 2009 in accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157, and will be applied prospectively.  Ashland is currently evaluating the impact that these additional provisions will have on the Condensed Consolidated Financial Statements.  Fair value disclosures for financial assets and liabilities in connection with the initial adoption of FAS 157 are provided in Note E.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – NEW ACCOUNTING STANDARDS (continued)

In June 2007, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-11 (EITF 06-11), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  EITF 06-11 was effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Ashland will prospectively apply EITF 06-11 to applicable dividends declared on or after October 1, 2008.  The adoption of this consensus did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 141(R) (FAS 141R), “Business Combinations” which replaces FAS No. 141 (FAS 141), “Business Combinations.”  This Statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  In addition, FAS 141R establishes revised principles and requirements for how Ashland will recognize and measure assets, liabilities and expenses related to a business combination.  This Statement becomes effective for Ashland on October 1, 2009.

In December 2007, the FASB issued FAS No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51.”  This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the Condensed Consolidated Balance Sheet within equity, but separate from the parent’s equity.  FAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.  FAS 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This Statement becomes effective for Ashland on October 1, 2009.  Ashland does not anticipate FAS 160 will have a material impact on the Condensed Consolidated Financial Statements.

In March 2008, the FASB issued FAS No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities.”  FAS 161 requires enhanced disclosures for derivative and hedging activities by providing qualitative information about the objectives and strategies for using derivatives, quantitative data about the fair value of the gains and losses on derivative contracts, and details of credit risk related to contingent features of hedged positions.  This Statement also requires additional disclosure concerning the location and amounts of derivative instruments in the Condensed Consolidated Financial Statements and how derivatives and related hedges are accounted for under FAS 133.  FAS 161 becomes effective for Ashland on January 1, 2009.  Ashland does not anticipate FAS 161 will have a material impact on the Condensed Consolidated Financial Statements.

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

In December 2008, the FASB issued Staff Position FAS 140-4 (FSP FAS 140-4), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP FAS 140-4 requires additional disclosures about transfers of financial assets.  This Statement was effective for Ashland on December 31, 2008 and did not have a material impact within the note disclosures.

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING

Acquisitions

On November 13, 2008, Ashland completed its acquisition of Hercules.  The acquisition creates a defined core for Ashland composed of three specialty chemical businesses which includes specialty additives and ingredients, paper and water technologies, and specialty resins.  The acquisition also creates a leadership position in attractive and growing renewable/sustainable chemistries.

The merger was recorded by Ashland using the purchase method of accounting in accordance with FAS 141 whereby the total purchase price, including qualifying transaction-related expenses, were allocated to tangible and intangible assets and liabilities acquired based upon their respective fair values.

The total merger consideration was $2,096 million in cash and $450 million in Ashland Common Stock.  Each share of Hercules Common Stock issued and outstanding immediately prior to the effective timing of the Hercules acquisition was converted into the right to receive $18.60 in cash and 0.0930 of a share of Ashland Common Stock, subject to the payment of cash in lieu of fractional shares of Ashland Common Stock.  Ashland exchanged 10.5 million Ashland common shares for the 112.7 million shares of outstanding Hercules Common Stock on November 13, 2008.

The Hercules acquisition was financed in part through $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility, and a $750 million bridge loan.  The total debt drawn upon the closing of the completed merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash, which was used in part to extinguish $594 million of existing Hercules debt and to pay transaction fees associated with the financing facilities.

The purchase price of Hercules was $2,596 million, including expenses incurred in connection with the transaction, and consisted of the following items:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

Purchase price (in millions)
Cash consideration for stock	$2,096	(a)
Stock consideration	450	(b)
Cash consideration for Restricted Stock Units (RSUs)	5	(c)
Options
Cash-out options	15	(d)
Fair value of Hercules stock options converted into stock options for Ashland shares	10	(e)
Transaction costs	20	(f)
Total purchase price	$2,596

(a)	The cash portion ($18.60) of the merger consideration paid per outstanding share of Hercules Common Stock.
(b)	The stock portion of the merger consideration was based on 0.0930 of a share of Ashland Common Stock for each share of Hercules Common Stock. A price of $42.93 per Ashland common share was assumed, which represents the average closing price per share of Ashland Common Stock on the NYSE on the announcement date two days immediately prior to and immediately subsequent to the announcement date of the proposed acquisition in accordance with GAAP.
(c)	The cash payment for RSUs was calculated by multiplying the number of shares of Hercules Common Stock underlying the RSUs by the cash-out amount, which is the sum of $18.60 and the product of 0.0930 and the average closing price of Ashland Common Stock on the NYSE for the 10 trading days preceding the completion of the merger. Hercules RSUs represented the equivalent of approximately 240 thousand shares.
(d)	The cash payment for certain stock options was equal to the product of the number of Hercules shares subject to the option and the amount by which the exercise price of the Hercules option is exceeded by the sum of $18.60 and the amount calculated by multiplying 0.0930 by the average closing price of Ashland Common Stock on the NYSE for the ten trading days preceding the completion of the merger.
(e)	Approximately one million of Hercules’ stock options were converted into options to purchase shares of Ashland Common Stock based on the option exchange ratio set forth in the merger agreement. The fair value of Hercules stock options that were converted into options to purchase shares of Ashland Common Stock were recognized as a component of the purchase price, based on the fair value of the options, as described below. The additional purchase price was calculated using the Black-Scholes option pricing model, which considered a price of $42.93 per Ashland common share assumed and the following weighted-average assumptions.

Black-Scholes
Expected option life (in years)	1.3
Volatility	26.0%
Risk-free rate	0.7%
Dividend yield	1.2%

The expected life of the options was determined by taking into account the contractual life of the options (of which a significant amount were less than one year), the accelerated vesting of all Hercules options at the date of the acquisition, and estimated attrition of the option holders. The volatility, dividend yield, and risk-free interest rate assumptions used were derived using the closing date of the acquisition and were impacted by the short-term expected option life. Ashland believes the fair value of the converted stock options approximates the fair value of the Hercules stock options. Accordingly, the fair value of the converted stock options was recognized as a component of the purchase price and no additional amounts have been reflected as compensation expense.
(f)	Ashland’s costs for various legal and financial services associated with the transaction.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

The purchase price of Hercules was allocated to the following assets and liabilities.

Purchase price allocation (in millions)
Assets:
Cash	$54
Accounts receivable	355
Inventory	261
Other current assets	32
Intangible assets	1,174
Goodwill	1,732
Asbestos receivable	35
Property, plant and equipment	1,138
Purchased in-process research and development	10
Other noncurrent assets	178
Liabilities:
Accounts payable	(232)
Accrued expenses	(226)
Debt	(786)
Pension and other postretirement obligations	(316)
Environmental	(80)
Asbestos	(338)
Deferred tax - net	(292)
Other noncurrent liabilities	(103)
Total purchase price	$2,596

The purchase price allocation for the acquisition is preliminary and still ongoing.  The fair value estimates for the purchase price allocation will continue to change after the transaction date as valuations and assessments are completed, which could take up to one year from the acquisition date.

Purchased in-process research and development (IPR&D) represents the value assigned in a business combination to acquired research and development projects that, as of the date of the acquisition, had not established technological feasibility and had no alternative future use.  Amounts assigned to IPR&D meeting these criteria must be charged to expense as part of the allocation of the purchase price of the business combination.  Ashland recorded within the selling, general and administrative expenses caption in the Statement of Consolidated Income pretax charges totaling $10 million in the December 2008 quarter associated with the Hercules acquisition.  The estimated values assigned to the IPR&D projects were determined based on a discounted cash flow model assigned to the following projects:

(In millions)
Functional Ingredients	Corebond	$2
Water Technologies	Biofilm Sensor	$2
Water Technologies	Surface Dry Strength	$2
Functional Ingredients / Water Technologies	Other	$4

Ashland has identified approximately $255 million of certain trade names, primarily related to the Hercules and Aqualon brands that have been designated as indefinite lives.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands, as well as their recognition worldwide in the industry.  The remaining $919 million identified finite-

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

lived intangible assets are being amortized over the estimated useful life in proportion to the economic benefits consumed.  Ashland considered the useful lives of the customer relationships, developed technology and product trade names to be 10 to 24 years, 5 to 20 years and 20 years, respectively.  The determination of the useful lives is based upon various accounting studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current Hercules customer base.  The following details the total intangible assets identified.

		Life
Intangible asset type (in millions)	Value	(years)
Customer relationships - Functional Ingredients	$341	10 - 24
Customer relationships - Water Technologies	270	12
Developed technology - Functional Ingredients	217	15
Developed technology - Water Technologies	59	5 - 20
Product trade names - Functional Ingredients	32	20
Product trade names - Functional Ingredients	104	Indefinite
Product trade names - Water Technologies	151	Indefinite
Total	$1,174

The results of Hercules’ operations have been included in Ashland’s Condensed Consolidated Financial Statements since the November 13, 2008 closing date.  The following unaudited pro forma information assumes the acquisition of Hercules occurred at the beginning of the respective periods presented.

	Three months ended
Unaudited pro forma information	December 31
(In millions, except per share amounts)	2008	2007
Revenues	$2,233	$2,446
(Loss) income from continuing operations	$(162)	$93
Net (loss) income	$(162)	$88

Basic earnings per share
(Loss) income from continuing operations	$(2.20)	$1.27
Net (loss) income	$(2.20)	$1.20

Diluted earnings per share
(Loss) income from continuing operations	$(2.20)	$1.26
Net (loss) income	$(2.20)	$1.19

The unaudited pro forma information is presented above for illustrative purposes only and does not purport to be indicative of the results of future operations of Ashland or the results that would have been attained had the operations been combined during the periods presented.  The pro forma net income per share amounts for the quarter ended December 31, 2008 include the following significant items recorded in Hercules pre-acquisition results of operations.

(In millions)
Gain on disposition of land in connection with restructured corporate lease	$(10)
Transaction-related expenses related to Ashland acquisition (a)	76
Total	$66

(a)	Includes expenses associated with certain Hercules executive change-in-control provisions within employee contracts.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

On June 30, 2008, Ashland acquired the assets of the pressure-sensitive adhesive business and atmospheric emulsions business of Air Products and Chemicals, Inc.  The $92 million transaction included manufacturing facilities in Elkton, Maryland and Piedmont, South Carolina.  The purchased operations, which were merged into Performance Materials, had sales of $126 million in calendar year 2007, principally in North America.

Divestitures

On December 18, 2008, Ashland completed the closing of a transaction whereby Ashland’s subsidiary, WSP, Inc. (WSP), sold its indirectly held 33.5 percent ownership interest in FiberVisions Holdings, LLC (FiberVisions) acquired by Ashland as part of the Hercules acquisition.  The buyer was WSP’s partner in the venture, Snow Phipps Group, LLC (Snow Phipps), a New York-based private equity firm and the majority owner of FiberVisions.  Ashland received $7 million as the purchase price and also will generate a significant capital loss of approximately $220 million for tax purposes, that could be used to offset future capital gains.  As of December 31, 2008, this capital loss benefit was reduced to zero by a deferred tax asset valuation allowance.  A full valuation allowance was established for this tax benefit since Ashland is not permitted to anticipate future capital gains, therefore, no tax benefit was recognized on this transaction.  FiberVisions is a leading global producer of specialty fibers for nonwoven fabrics and textile fibers used in consumer and industrial products.  In 2006, Snow Phipps obtained a controlling interest in FiberVisions through a transaction with WSP, then a subsidiary of Hercules.  WSP retained a minority investor position in the joint venture.

In June 2008, Ashland and Süd-Chemie AG signed a nonbinding memorandum of understanding to form a new, global joint venture to serve the foundries and metal casting industry.  Under the terms of the memorandum, each parent company would hold a 50-percent share of the joint venture.  The new enterprise would combine three businesses:  Ashland’s Casting Solutions, a business unit of Performance Materials, the foundry-related businesses of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), which currently operates as a joint venture.  Ashland and ASK businesses to be contributed recorded revenues of approximately $650 million for fiscal year 2008.  The foundry-related businesses of Süd-Chemie AG to be contributed to the joint venture generated revenues of approximately $400 million for the year ended December 31, 2007. In December 2008, Ashland announced that the preliminary due diligence process had essentially been completed and due to the current global economic environment, alternative arrangements and structures for the transaction were being considered.

Restructuring

As a result of the Hercules acquisition and the current economic environment, Ashland has implemented an organizational restructuring designed to integrate operational processes and streamline various resource groups and functions in producing greater efficiencies throughout Ashland.

Since the closing date of the Hercules acquisition, Ashland has commenced these integration activities, focusing on reducing resources and facilities while maximizing operational efficiencies.  The cumulative effect of the restructuring as of December 31, 2008 has resulted in the elimination of approximately 500 employee positions through the end of the December 2008 quarter.  As of December 31, 2008, the total restructuring reserve under the program was $39 million, of which $23 million was charged as an expense during the current quarter and classified within the selling, general and administrative expense caption.  The remaining reserve of $16 million related to Hercules personnel, which was included within the accrued expenses and other liabilities caption of the Condensed Consolidated Balance Sheet, qualified for purchase price accounting and had no effect on the Statements of Consolidated Income.

The following table details at December 31, 2008 the amount of restructuring reserves included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets and the related activity in these reserves during the three months ended December 31, 2008.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

(In millions)	Severance
Balance as of September 30, 2008	$-
Restructuring reserve	39
Utilization (cash paid or otherwise settled)	-
Balance at December 31, 2008	$39

In addition, Ashland incurred selling, general and administrative expenses of $3 million for the three months ended December 31, 2008 for severance charges not included in the table above since these programs were associated with other specific operating segment programs and were not individually significant.  Additionally, Ashland inherited Hercules restructuring plans with reserves of $10 million as of December 31, 2008.

NOTE D – DISCONTINUED OPERATIONS

On August 28, 2006, Ashland completed the sale of the stock of APAC to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The operating results and assets and liabilities related to APAC have been previously reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland has made adjustments to the gain on the sale of APAC, relating to the tax effects of the sale, during the three months ended December 31, 2007.  Such adjustments may continue to occur in future periods.  Adjustments to the gain are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary.  In conjunction with the purchase of Hercules in November 2008, Ashland inherited certain asbestos-related liabilities and personal injury lawsuits.  During the three month periods ended December 31, 2008 and 2007, Ashland did not record any adjustment to the asbestos-related assets or liabilities.  See Note O for further discussion of Ashland’s asbestos-related activity.

Components of amounts in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three months ended December 31, 2008 and 2007.

	Three months ended
	December 31
(In millions)	2008	2007
Loss on disposal of discontinued operations (net of income taxes)
APAC	$-	$(5)

NOTE E – FAIR VALUE MEASUREMENTS

Ashland adopted FAS 157 as of October 1, 2008.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures for instruments measured at fair value.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  FAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An instrument’s categorization within the fair value

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

hierarchy is based upon the lowest level on input that is significant to the instruments fair value measurement.  The three levels within the fair value hierarchy are described as follows.

Level 1—Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3—Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date.  Unobservable inputs reflect Ashland’s own assumptions about what market participants would use to price the asset or liability.  The inputs are developed based on the best information available in the circumstances, which might include Ashland’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

For assets that are measured using quoted prices in active markets (Level 1), the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs (Level 2) are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which unobservable inputs are used (Level 3), fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models that Ashland deems reasonable.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of December 31, 2008.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of December 31, 2008.

		Quoted prices in	Significant
		active markets	other	Significant
	Total	for identical	observable	unobservable
	fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$222	$222	$-	$-
Auction rate securities	225	-	-	225
Deferred compensation investments (a)	112	-	112	-
Investments (a)	5	5	-	-
Foreign currency derivatives (a)	1	-	1	-
Total assets at fair value	$565	$227	$113	$225

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.

Level 3 instruments

At December 31, 2008, Ashland held at par value $255 million student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time the market for auction rate securities has failed to achieve equilibrium.  As of September 30, 2008, Ashland had recorded, as a component of stockholders’ equity, a temporary $32 million unrealized loss on the portfolio.  As of this date, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

are substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.  Ashland’s estimate of fair value for auction rate securities as of September 30, 2008 was based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.

In December 2008, Ashland sold $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million, which was the recorded book value of these instruments.  As a result of this sale, as well as Ashland’s current debt structure following the Hercules acquisition and the ongoing impact from the global economic downturn, Ashland determined in December 2008 that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million temporary unrealized loss as permanent in the other expenses caption of the Statement of Consolidated Income.  A full valuation allowance was established for this tax benefit since Ashland did not have capital gains to offset this capital loss.  For further information on income taxes see Note J.

At December 31, 2008, auction rate securities totaled $225 million and were classified as noncurrent assets in the Condensed Consolidated Balance Sheet.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, Ashland has classified these instruments as noncurrent at December 31, 2008 in the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2008 (par value)	$275
Unrealized losses as of October 1, 2008 included in other comprehensive income	(32)
Recorded balance as of October 1, 2008	243
Transfers in and/or (out) of Level 3	-
Total losses charged in the Consolidated Statement of Income	(32)
Total reversal of losses included in other comprehensive income	32
Sales	(18)
Balance as of December 31, 2008	$225

NOTE F – DEBT

In conjunction with the acquisition of Hercules on November 13, 2008, Ashland secured $2,600 million in financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan.  The total debt drawn upon the closing of the acquisition was $2,300 million which included amounts used to fund the $594 million extinguishment of certain debt instruments that Hercules held as of the closing date.  The remaining Hercules debt inherited as part of the acquisition was recorded at its fair value of $205 million as of the acquisition date.  The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

	December 31	September 30	December 31
(In millions)	2008	2008	2007
Term loan A, due 2013 (a)	$400	$-	$-
Term loan B, due 2014 (a)	850	-	-
6.60% notes, due 2027 (b)	12	-	-
9.0% Bridge loan, due 2009 (c)	750	-	-
Accounts receivable securitization	200	-	-
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at September 30, 2008 (7.7% to 9.4%)	21	21	21
8.80% debentures, due 2012	20	20	20
6.86% medium-term notes, Series H, due 2009	17	17	17
6.625% senior notes, due 2008	-	-	3
Hercules Tianpu - term notes, due through 2011 (b)	44	-	-
Hercules Jiangmen - term notes, due through 2010 (b)	18	-	-
6.50% junior subordinated notes, due 2029 (b)	124	-	-
Other	12	8	8
Total debt	2,468	66	69
Short-term debt	(246)	-	-
Current portion of long-term debt	(94)	(21)	(5)
Long-term debt (less current portion)	$2,128	$45	$64

(a)	Senior Credit Facilities.
(b)	Hercules retained instruments.
(c)	Interim Credit Agreement.

The scheduled aggregate maturities of debt by fiscal year are as follows:  $313 million in 2009, $84 million in 2010, $98 million in 2011, $104 million in 2012 and $137 million in 2013.  Total borrowing capacity remaining under the $400 million revolving credit facility was $281 million, which was reduced by $119 million for letters of credit outstanding at December 31, 2008.  Total short-term debt at December 31, 2008 was $246 million, primarily representing the associated debt of the accounts receivable facility discussed further in Note G.

The following summarizes each new credit facility Ashland entered into or inherited from Hercules during the quarter ended December 31, 2008:

Senior Credit Facilities

The senior credit agreement provides for an aggregate principal amount of $1,650 million in senior secured credit facilities, consisting of a $400 million five-year term loan A facility, an $850 million five and one-half year term loan B facility and a $400 million five-year revolving credit facility.

The term loan A facility was drawn in full on November 13, 2008 and is required to be repaid by Ashland in consecutive quarterly installments commencing with the installment due on March 31, 2009, with 15% of the original principal amount during each of years one and two, 20% of the original principal amount during year three, and 25% of the original principal amount during each of years four and five, with a final payment of all outstanding principal and interest on November 13, 2013.  The term loan B facility was drawn in full on November 13, 2008 and is required to be repaid by Ashland in consecutive quarterly installments commencing with the installment due on March 31, 2009, with an aggregate annual amount equal to 1% of the original principal amount of the term loan B facility in each of the first five years, 0.25% of the original principal amount of the term loan B facility in the first quarter of the sixth year, with the final payment of all outstanding principal and interest on May 13, 2014.  The senior credit facilities have been secured by a first

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

priority security interest in substantially all of the personal property assets, and certain of the real property assets, of Ashland and the subsidiaries who have guaranteed the loans made under the credit agreement, including the capital stock or other equity interests of certain of Ashland’s U.S. and first-tier foreign subsidiaries and a portion of the stock of certain of Ashland’s other first-tier foreign subsidiaries.

At Ashland’s option, the term loan A and B facilities will bear interest at either the alternate base rate or LIBOR, plus the applicable interest margin.  The alternate base rate will be the highest of (1) the Federal Funds Rate as published by the Federal Reserve Bank of New York plus one-half of 1%, (2) the prime commercial lending rate of Bank of America, National Association, as established from time to time and (3) the one-month LIBOR rate.  Interest on alternate base rate loans will be payable quarterly in arrears.  LIBOR will be the British Banker’s Association LIBOR Rate, as published by Reuters (or other commercially available source) and if such rate is not available, then it will be determined by the Administrative Agent at the start of each interest period and will be fixed through such period.  Interest on LIBOR loans will be paid at the end of each interest period, but if any interest period exceeds three months, then interest on LIBOR loans also will be paid every three months.  The alternative base rate can never be lower than 4.25% and LIBOR can never be lower than 3.25%, effectively establishing a floor on the interest rates to be paid.  The applicable margin for the revolving credit facility and the term loan A ranges from 1.75% to 2.75% per annum in the case of base rate loans and 2.75% to 3.75% per annum for LIBOR loans, based upon the Consolidated Leverage Ratio (as defined in the senior credit agreement) with the initial applicable margin of 2.50% in the case of base rate loans and 3.50% in the case of LIBOR loans.  The applicable margin for the term loan B is 3% per annum in the case of base rate loans and 4% for LIBOR loans.  As of December 31, the interest rate on the term loan A and term loan B were 6.75% and 7.25%, respectively.

The term loan A facility and the revolving credit facility may be prepaid at any time without penalty.  If Ashland refinances or makes an optional prepayment of all or any portion of the term loan B facility, Ashland must pay a prepayment premium equal to either 2% of the principal amount of the term loan B facility prepaid if such prepayment is made on or prior to November 13, 2009, or 1% of the principal amount of the term loan B facility prepaid if such prepayment is made after November 13, 2009 but on or prior to November 13, 2010.  The Senior Credit Facilities are subject to mandatory prepayment with specified percentages of the net cash proceeds of certain asset dispositions, casualty events, extraordinary receipts and debt and equity issuances and with excess cash flow, in each case subject to certain conditions.

Interim Credit Agreement

The interim credit agreement for the bridge loan facility provides for $750 million of unsecured senior interim loans, which were drawn in full upon closing of the Hercules acquisition on November 13, 2008.  Loans outstanding under the interim credit agreement bear interest at a rate of 9% per annum through November 13, 2009, the interim loan maturity date.

If Ashland does not repay the lenders under the interim credit agreement on or before the loan maturity date, loans under the interim credit agreement will convert automatically into rollover loans at such date, which would mature on November 13, 2014 and bear interest at an agreed upon rate.  Such lenders may choose to exchange the rollover loans for exchange notes that would bear interest at an agreed upon rate; however, these exchange notes would be callable on or after November 13, 2012 and would mature on a date no later than November 13, 2014.  Interest on interim loans under the interim credit agreement and on the rollover loans and any exchange notes issued will be payable quarterly in arrears.  Rollover loans and any exchange notes issued would be secured by a second priority security interest in substantially all of the personal property assets, and certain of the real property assets, of Ashland and the subsidiaries who have guaranteed the loans made under the interim credit agreement, including the capital stock or other equity interests of certain of Ashland’s U.S. and first-tier foreign subsidiaries and a portion of the stock of certain of Ashland’s

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

other first-tier foreign subsidiaries.  Such security interest shall be subject to the terms of an intercreditor agreement with respect to the Senior Credit Facilities.

The lenders may demand that Ashland issue long-term securities in amounts that would be sufficient to repay all interim loans outstanding under the interim credit agreement prior to the interim loan maturity date.  Such long-term securities would have such form, term, yield, guarantees, covenants, default and other terms as are customary for securities of the type issued and may be issued in one or more tranches.  These securities would be non-callable for no more than four years, and would mature no later than six years, in each case from the funding of the interim credit agreement (November 13, 2008), and may be secured on a second lien basis.  Any securities sold prior to the six-month anniversary of the funding of the interim credit agreement must include a distribution to third-party investors of at least 50% of the securities issued.

Hercules Retained Instruments

Upon completion of the Hercules acquisition, Ashland assumed the following Hercules debt facilities:  6.60% notes due 2027, 6.50% junior subordinated deferrable interest debentures due 2029, Term loans of Hercules Tianpu at rates ranging from 6.09% to 8.22% through 2011, and Term loans of Hercules Jiangmen at rates ranging from 6.21% to 8.22% through 2010.

The 6.5% junior subordinated deferrable interest debentures due 2029 (the 6.5% debentures) had an initial issue price of $741.46 and have a redemption price of $1,000.  The 6.5% debentures were initially issued to Hercules Trust II (Trust II), a subsidiary trust established in 1999.  Trust II had issued, in an underwritten public offering, 350,000 CRESTSSM Units, each consisting of a 6.5% preferred security of Trust II and a warrant (exercisable through 2029) to purchase 23.4192 shares of the Hercules Common Stock for the equivalent of $42.70 per share.  The preferred securities and the warrants were separable and were initially valued at $741.46 and $258.54, respectively.  In connection with the Hercules dissolution and liquidation of Trust II in December 2004, Trust II distributed the 6.5% debentures to the holders of the preferred securities and the preferred securities were cancelled.  The CRESTSSM Units now consist of the 6.5% debentures and the warrants, both of which were fair valued in conjunction with the Hercules acquisition.  Ashland will accrete the difference between the $282 million par value and the $124 million recorded fair value of the 6.5% debentures over the remaining term.

Hercules Tianpu, a joint venture, and Hercules Jiangmen are consolidated within Ashland’s Condensed Consolidated Financial Statements.  Loans issued by Hercules Tianpu are guaranteed by Ashland for approximately 55% of the outstanding balances.  The loans are denominated in Renminbi and U.S. dollar equivalents.

Receivables Facility

Ashland entered into a $200 million accounts receivable securitization facility.  As a part of this facility Ashland will sell on an ongoing basis, a portion of its accounts receivable to obtain up to $200 million in cash or letters of credit.  For further information on this facility see Note G.

Covenants and Other Related Items

As a result of the financing and subsequent debt issued to complete the Hercules acquisition, Standard & Poor’s downgraded Ashland’s corporate credit rating to BB- and Moody’s Investor Services downgraded Ashland’s corporate credit rating to Ba2.  In addition, Ashland is now subject to certain restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property, preferential security interest in acquired property, restriction on future dividend payments and applicable insurance coverage as well as negative covenants that include financial covenant restrictions associated with leverage and fixed charge coverage ratios and total net worth and capital expenditure levels.  As of December 31, 2008, Ashland is in compliance with all credit facility covenant restrictions.  The following tables summarize the financial covenant restrictions.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

The following describes the maximum consolidated leverage ratio permitted under Ashland’s Senior Secured Credit Facility Agreement by associated period:

Maximum
consolidated
leverage ratio
Four fiscal quarters ending:
Funding date through September 30, 2009	3.75:1.00
December 31, 2009 through September 30, 2010	3.50:1.00
December 31, 2010 through September 30, 2011	3.00:1.00
December 31, 2011 through September 30, 2012	2.75:1.00
December 31, 2012 and each fiscal quarter thereafter	2.50:1.00

The following describes Ashland’s December 2008 calculation of the consolidated leverage ratio per the Senior Secured Credit Facility Agreement as previously disclosed in a Form 8-K filed on November 21, 2008 and reconciliation of Consolidated EBITDA (as defined by the Senior Secured Credit Facility Agreement) to net income:  Ashland has included certain non-GAAP information below to assist in the understanding of various financial debt covenant calculations.

										Covenant
(In millions, except ratios) (a)	Q2'08	(b)	Q3'08	(b)	Q4'08	(b)	Q1'09	Total		ratio
Debt/EBITDA
Consolidated EBITDA	$204		$241		$193		$155	$793
Debt							2,473	2,473
Debt/EBITDA								3.1	x	3.75	x
										max.

Reconciliation of Consolidated EBITDA:
(In millions)	Q1'09
Net loss	$(119)
Key items excluded (c)	83
Consolidated interest charges	35
Income taxes	(1)
Depreciation and amortization	62
Hercules stub-period results (d)	34
Other nonrecurring or noncash gains or charges (e)	61
Total consolidated EBITDA	$155

Reconciliation of Debt:
(In millions)	Q1'09
Total debt (long-term and short-term)	$2,468
Defeased debt	(31)
Guarantees (bank and third party)	36
$2,473

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the Senior Secured Credit Facility Agreement, included in a Form 8-K filed on November 21, 2008.
(b)	Amounts for Q2’08 through Q4’08 are as prescribed in the Senior Secured Credit Facility Agreement.
(c)	Excludes certain income or costs that have been specifically identified within the Senior Secured Credit Facility Agreement.
(d)	In accordance with the Senior Secured Credit Facility Agreement, Hercules’ financial results from October 1, 2008 through November 13, 2008, which is the period of time during Ashland’s first quarter that it did not own Hercules, have been included within this calculation.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

(e)	Includes certain nonrecurring or noncash transactions, including restructuring and integration charges, defined within the Senior Secured Credit Facility Agreement. Allowable restructuring and integration charges are capped, per the Senior Secured Credit Facility Agreement, at $40 million in any one fiscal year through 2011, but not to exceed $80 million during this three fiscal year period. Ashland has incurred approximately $28 million of restructuring and integration expenses to date in fiscal year 2009.

The permitted consolidated fixed charge coverage ratio as of the end of any fiscal quarter for Ashland is as follows under Ashland’s Senior Secured Credit Facility Agreement.

Minimum
consolidated
fixed charge
coverage ratio
Four fiscal quarters ending:
Funding date through September 30, 2010	1.25:1.00
December 31, 2010 through each fiscal quarter thereafter	1.50:1.00

The following describes Ashland’s December 2008 calculation of the fixed charge coverage ratio per the Senior Secured Credit Facility Agreement included in a Form 8-K filed on November 21, 2008:

										Covenant
(In millions, except ratios) (a)	Q2'08	(b)	Q3'08	(b)	Q4'08	(b)	Q1'09	Total		ratio
Fixed charge coverage
Consolidated EBITDA	$204		$241		$193		$155	$793
Capital expenditures	64		57		116		57	294
Adjusted interest expense	47		47		47		51	192
Adjusted debt amortization	-		-		-		-	-
Adjusted dividend payment	5		5		6		6	22
Fixed charge coverage ratio								2.3	x	1.25	x
										min.

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the Senior Secured Credit Facility Agreement, included in a Form 8-K filed on November 21, 2008.
(b)	Amounts for Q2’08 through Q4’08 are as prescribed in the Senior Secured Credit Facility Agreement.

Under Ashland’s financing facilities, the minimum consolidated net worth at the end of any fiscal quarter ending after December 31, 2008 must not be less than 85% of Ashland’s consolidated net worth as of December 31, 2008, after giving effect to any purchase accounting adjustments relating to the Hercules acquisition subsequent to December 31, 2008, increased on a cumulative basis for each subsequent quarter commencing with January 1, 2009 by an amount equal to 50% of Ashland’s U.S. GAAP reported net income (to the extent positive with no deduction for net losses) plus 100% of net cash proceeds of any issuance of equity interests (other than disqualified equity interests).  As of December 31, 2008 Ashland’s consolidated net worth was $3,600 million versus the minimum consolidated net worth of $3,060 million, a difference of $540 million.  As outlined above, this difference would be adversely impacted by any future operating losses, asset impairment, severance or other related charges that reduce Ashland's consolidated net worth.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits:  $300 million in fiscal year 2009, $310 million in fiscal year 2010, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.  Per the Senior Secured Credit Facility Agreement, 50% of any amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – ACCOUNTS RECEIVABLE SECURITIZATION

As described in Note F, on November 13, 2008, Ashland entered into a $200 million accounts receivable securitization facility pursuant to: (1) a sale agreement between Ashland and CVG Capital II LLC (CVG), a wholly-owned special purpose subsidiary consolidated within Ashland and (2) a transfer and administration agreement among CVG, Ashland, certain conduit investors and uncommitted investors, each of Bank of America, National Association and The Bank of Nova Scotia, as a letter of credit issuer, a managing agent, an administrator and a committed investor, and Bank of America, National Association, as agent for various secured parties.

As part of the receivables securitization facility, Ashland will sell, on an ongoing basis, a portion of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG.  Under the terms of the transfer and administration agreement, CVG may, from time to time, obtain up to $200 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from the conduit investors, the uncommitted investors and/or the committed investors through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  The transfer and administration agreement has an initial term of 364 days and is renewable at the discretion of the investors.  As a result, Ashland classified this borrowing as a short-term debt instrument within its Condensed Consolidated Balance Sheet.  All transfers are accounted for as secured borrowings and the receivables sold pursuant to the securitization facility are included in the Condensed Consolidated Balance Sheet as accounts receivable.  Fundings under the transfer and administration agreement are repaid as account receivables are collected, with new fundings being advanced (through daily reinvestments) as new account receivables are originated by Ashland and sold to CVG, with settlement generally occurring monthly.  Once accounts receivable are sold to CVG by Ashland, the receivables, related assets and rights to collection are separate and distinct from Ashland’s own assets and are not available to creditors of Ashland.  At December 31, 2008, the outstanding amount of account receivables sold by Ashland to CVG was $305 million for which Ashland received cash proceeds of $200 million.

NOTE H – INVENTORIES

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the average cost method.  The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30	December 31
(In millions)	2008	2008	2007
Chemicals and plastics	$739	$549	$663
Lubricants	125	127	89
Other products and supplies	58	18	49
Excess of replacement costs over LIFO carrying values	(186)	(200)	(168)
	$736	$494	$633

NOTE I – GOODWILL AND OTHER INTANGIBLES

In accordance with FAS 142, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  Subsequent to the July 1 annual impairment test, at December 31, 2008 Ashland performed a consolidated business review to determine if such events or circumstances existed as of this date.  Upon this review Ashland determined that based on the current global economic environment and the significant decline in Ashland’s market capitalization compared to the recorded equity value, a potential indicator of impairment may exist.  As a result, Ashland performed further evaluation of all reporting units and determined that the two reporting

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

units within the Performance Materials operating segment required completion of a formal impairment assessment.  The Consumer Markets reporting unit was deemed to not require performance of a formal assessment based on its current cash flow.  Ashland did not deem a valuation necessary for the Functional Ingredients and Water Technologies reporting units due to the recent acquisition on November 13, 2008 that created the goodwill reported in these units.

The further evaluation of the two reporting units in Performance Materials resulted in a determination that one reporting unit had a fair value significantly higher than its current recorded value based upon various valuation methodologies while the other reporting unit had a fair value that exceeded the carrying value by approximately 10%.  As such, no impairment was determined to exist and Ashland did not recognize a goodwill impairment at December 31, 2008.  Despite this excess, impairment charges could still occur in future periods if a divestiture decision, change in assumptions or other significant economic event were made or occurred with respect to a particular business included in this or other reporting units.

Certain valuation model techniques and methodologies were used in valuing the Performance Materials reporting units.  Since market prices of Ashland’s reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of those units.  Historically, Ashland has initially used a market multiples valuation technique.  Fair values are based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of peer group companies for each of these reporting units and, as deemed necessary, a discounted cash flow model.  Based upon the current market conditions Ashland determined that a discounted cash flow model was a more reflective valuation model to currently determine a business’ fair market value.  The discounted cash flow model is highly reliant on various assumptions, some of which include: forecasted business results and future industry direction, terminal growth factors and discount rates.  Ashland uses assumptions that it deems to be conservative estimates of likely future events.  Based on the assumptions used for the one Performance Materials reporting unit that was not significantly over the carrying value, a 1% negative change in any one of the assumptions made would have resulted in a fair value at, or slightly below, Ashland’s current carrying value of this reporting unit.

Ashland recognizes that its current market capitalization at December 31, 2008 is significantly below the carrying value of equity and the cumulative internal enterprise valuation models.  However, the assumptions and determinations used to fair value Ashland's reporting units have been based on valuation methodologies, principles and practices standard within the current market place for valuing businesses.  Based on global economic uncertainty and the ability to successfully integrate the Hercules businesses within this environment, Ashland's valuation assumptions could change and result in an impairment charge on any of the assets currently classified as having indefinite life, including goodwill.  Due to the significant amount of assets currently classified with an indefinite life, which primarily consists of $1,987 million recorded as a result of the Hercules acquisition, such impairments could impact our ability to comply with our minimum consolidated net worth covenant, which is disclosed further in Note F.

The following is a progression of goodwill by segment for the three months ended December 31, 2008 and 2007.

	Functional	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Distribution	Total
Balance at September 30, 2008	$-	$72	$196		$30	$1	$299
Acquisitions	1,172	560	-		-	-	1,732
Currency translation adjustment	64	23	(3)		-	-	84
Balance at December 31, 2008	$1,236	$655	$193		$30	$1	$2,115

(a)	Goodwill consisted of $32 million and $161 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

	Functional	Water	Performance	Consumer
(In millions)	Ingredients	Technologies	Materials	Markets	Distribution	Total
Balance at September 30, 2007	$-	$71	$166	$30	$1	$268
Currency translation adjustment	-	1	3	-	-	4
Balance at December 31, 2007	$-	$72	$169	$30	$1	$272

Intangible assets consist of trademarks and trade names, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property.  Intangibles are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 15 to 25 years, intellectual property over 5 to 20 years, customer relationships over 10 to 24 years and other intangibles over 2 to 30 years.  As part of recording the Hercules acquisition during the December 2008 quarter, Ashland recorded $1,174 million in intangible assets, of which $255 million were related to indefinite-lived assets.  Ashland reviews amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Intangible assets were comprised of the following as of December 31, 2008 and 2007.

	2008			2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$367	$(22)	$345	$63	$(20)	$43
Intellectual property	343	(24)	319	49	(18)	31
Customer relationships	655	(10)	645	13	(2)	11
Other intangibles	38	(19)	19	36	(13)	23
Total intangible assets	$1,403	$(75)	$1,328	$161	$(53)	$108

Amortization expense recognized on intangible assets for the three months ended December 31 was $13 million for 2008 and $3 million for 2007 and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

As of December 31, 2008, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $290 million and $32 million as of December 31, 2008 and 2007, respectively.  Ashland annually, or as deemed necessary, reviews these assets to determine whether events and circumstances continue to support the indefinite useful life designation.  Estimated amortization expense for future periods is $84 million in 2009 (includes three months actual and nine months estimated), $69 million in 2010, $67 million in 2011, $66 million in 2012 and $66 million in 2013.  See Note C for further discussion of Ashland’s goodwill and intangible asset activity.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES

For the three months ended December 31, 2008 and 2007, Ashland’s effective tax rate was 0.6% and 34.8%, respectively.  Ashland does not expect the goodwill identified from the Hercules acquisition to be deductible.  The significant items that generated the variance between the effective rates are included in the following table.

	Three months ended
	December 31
(In millions)	2008	2007
(Loss) income from continuing operations before income taxes	$(120)	$58
Income tax (benefit) expense computed at U.S. Federal statutory rates (35%)	$(42)	$21
Increase (decrease) in amount computed resulting from
Adjustment of Federal statutory rates for projected annual income	3	1
Resolution, evaluation and reevaluation of tax positions	9	(2)
Nondeductible life insurance loss	5	-
Nondeductible in-process research and development costs	3	-
APB 23 repatriated earnings (a)	14	-
Auction rate securities valuation allowance	10	-
Research and development tax credits	(3)	-
Income tax (benefit) expense	$(1)	$20

(a)	Represents repatriated earnings of certain foreign subsidiaries.

During the three month period ended December 31, 2008, Ashland increased its liability for unrecognized tax benefits for continuing operations by $39 million, primarily due to the Hercules acquisition, and increased its liability for unrecognized tax benefits for discontinued operations by $4 million.  It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlement of ongoing audits.  However, Ashland does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Condensed Consolidated Financial Statements.

Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2008.

(In millions)
Balance at October 1, 2008	$79
Increases related to positions taken on items from prior years	5
Decreases related to positions taken on items from prior years	(2)
Increases related to assumed Hercules positions in the current year	35
Increases related to positions taken in the current year	6
Settlement of uncertain tax positions with tax authorities	(1)
Balance at December 31, 2008	$122

NOTE K – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 5 million and 2 million for December 31, 2008 and 2007, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EARNINGS PER SHARE (continued)

	Three months ended
	December 31
(In millions except per share data)	2008	2007
Numerator
Numerator for basic and diluted EPS – (Loss) income from continuing operations	$(119)	$38
Denominator
Denominator for basic EPS – Weighted average common shares outstanding	69	63
Share based awards convertible to common shares	-	1
Denominator for diluted EPS – Adjusted weighted average shares and assumed conversions	69	64

EPS from continuing operations
Basic	$(1.73)	$.61
Diluted	$(1.73)	$.60

NOTE L – EMPLOYEE BENEFIT PLANS

For the three months ended December 31, 2008, $2 million had been contributed to the non-U.S. plans and $7 million had been contributed to the U.S. plans.  Ashland expects to make a $3 million contribution to the U.S. plans and approximately $25 million in contributions to the non-U.S. pension plans during the remainder of fiscal year 2009.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2008	2007	2008	2007
Three months ended December 31
Service cost	$10	$9	$1	$2
Interest cost	44	22	5	5
Expected return on plan assets	(39)	(26)	-	-
Amortization of prior service credit	-	-	(1)	(2)
Amortization of net actuarial loss (gain)	4	1	(1)	(3)
	$19	$6	$4	$2

As a result of the Hercules acquisition, Ashland assumed pension and other postretirement obligations with an estimated fair value of $1,417 million and $121 million, respectively.  The net liabilities assumed, after fair value adjustment, for pension and other postretirement obligations recognized in the Condensed Consolidated Balance Sheets were $195 million and $121 million, respectively.  See Note C for the purchase price allocations to pension and other postretirement obligations.

NOTE M – CAPITAL STOCK

On November 13, 2008, Ashland completed its acquisition of Hercules.  As part of the consideration to acquire the 112.7 million shares of outstanding Hercules Common Stock on that date, Ashland issued 10.5 million shares of Ashland Common Stock valued, as of the announcement date, at $450 million.

On November 20, 2008, the Board of Directors of Ashland declared a quarterly cash dividend of 7.5 cents per share, payable December 15, 2008, to shareholders of record at the close of business on December 1, 2008.  The previous quarterly dividend had been 27.5 cents per share.  In conjunction with Ashland’s new debt facilities discussed in Note F, Ashland is now subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, if certain qualifying income levels are not reached.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – EQUITY AWARDS

Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value over time or reward superior performance and encourage continued employment with Ashland.  Ashland began expensing stock awards on October 1, 2002 and recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $2 million and $3 million for the three month periods ended December 31, 2008 and 2007, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

Stock options and SARs

Stock options and SARs are granted to employees at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to three years.  Unexercised stock options and SARs lapse ten years after the date of grant.  SARs granted for the three months ended December 31, 2008 and 2007 were 1.1 million and 0.4 million, respectively.  In addition, on November 13, 2008, aproximately one million options were converted from previous Hercules stock options into stock options for Ashland shares.  These shares vested upon closing of the acquisition and the fair value of the converted stock options were recognized as a component of the purchase price with no additional amounts recorded as future compensation expense.  See Note C for additional information on the purchase price calculation for Hercules.  As of December 31, 2008 there was $6 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  In accordance with FAS 123(R) Ashland estimates the fair value of stock options and SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one to seven year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends upon grant.  Nonvested stock awards granted for the three months ended December 31, 2008 and 2007 were 120,000 and 2,500, respectively.  As of December 31, 2008 there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

Performance shares/units

Performance shares/units are awarded to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Performance measures used to determine the actual number of performance shares/units issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over a three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable accounting guidance.  Nonvested performance shares/units do not entitle employees to vote the shares or receive any dividends thereon.  Performance shares/units granted for the three months ended December 31, 2008 and 2007 were 0.3 million and 0.1 million, respectively.  As of December 31, 2008 there was $6 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 1.7 years.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES

Ashland asbestos-related litigation

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley, a former subsidiary.

Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Ashland asbestos claims activity follows.

	Three months ended
	December 31		Years ended September 30
(In thousands)	2008	2007	2008	2007	2006
Open claims - beginning of period	115	134	134	162	184
New claims filed	1	1	4	4	6
Claims settled	(1)	(1)	(2)	(2)	(3)
Claims dismissed	(6)	(14)	(21)	(30)	(25)
Open claims - end of period	109	120	115	134	162

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2008	2007	2008	2007	2006
Asbestos reserve - beginning of period	$572	$610	$610	$635	$571
Reserve adjustment	-	-	2	5	104
Amounts paid	(12)	(14)	(40)	(30)	(40)
Asbestos reserve - end of period	$560	$596	$572	$610	$635

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

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  Total reserves for asbestos claims were $560 million at December 31, 2008 compared to $572 million at September 30, 2008 and $596 million at December 31, 2007.

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

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

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

Excluding the assumed Hercules asbestos claims further described below, Ashland has insurance coverage for most of the litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide most of the coverage currently being accessed.  As a result, increases in the asbestos reserve have been largely offset by probable insurance recoveries.  The amounts not recoverable generally are due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland’s insurance coverage.

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 65% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 83% have a credit rating of B+ or higher by A. M. Best, as of December 31, 2008.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, which is reinsured by Equitas Limited (Equitas).  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers.

At December 31, 2008, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $442 million, of which $71 million relates to costs previously paid.  Receivables from insurers amounted to $458 million at September 30, 2008 and $478 million at December 31, 2007.  During 2008, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers was updated, which caused an additional $8 million increase in the receivable for probable insurance recoveries.

Hercules asbestos-related litigation

Hercules, a wholly owned subsidiary of Ashland, has liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited industrial market.  Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Hercules’ asbestos claims activity follows.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Three months ended
(In thousands)	December 31, 2008
Open claims - November 13, 2008	27
New claims filed	1
Claims settled	-
Claims dismissed	(1)
Open claims - end of period	27

A progression of activity in the asbestos reserve is presented in the following table.

Three months ended
(In millions)	December 31, 2008
Asbestos reserve - November 13, 2008	$233
Purchase accounting reserve adjustment	105
Amounts paid	(3)
Asbestos reserve - end of period	$335

In January 2008, a study commissioned and prepared by a recognized expert at a major national university, who is a member of the American Academy of Actuaries with broad experience in estimating asbestos-related liabilities, was updated to take into account the then most current data concerning, among other factors, claims and payment experience.  As a result, Hercules estimated the reasonably possible exposure for these matters as of December 31, 2007 to be a range of $255 million to $750 million.  This range does not include estimates for future legal costs.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.  Hercules adjusted its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2007 to $255 million, reflecting the low end of the range noted above in accordance with GAAP.

In November 2008, Ashland completed its acquisition of Hercules.  At that time, Hercules’ recorded reserve for asbestos claims was $233 million for indemnity costs.  Ashland’s accounting policy in recording reserves for asbestos claims is to include amounts for both projected indemnity and defense costs.  As a result, Ashland recorded a $105 million increase to the asbestos reserve for Hercules to include projected defense costs.  To do so, Ashland utilized several internal models that it employs to estimate defense costs associated with asbestos claims.  These models factored in various assumptions related to the specific historical claims activity in deriving a final estimated liability for these obligations.  This estimated liability has not been discounted.

As of December 31, 2008, all of the cash recovered and placed into a trust from the settlements with certain of Hercules’ insurance carriers has been exhausted.  With the addition of estimated defense costs, the total Hercules asbestos reserve will exceed the amount needed to obtain reimbursements pursuant to coverage-in-place agreements with certain other insurance carriers.  Accordingly, Ashland has estimated the amount of future projected costs that will be reimbursable by such insurance and has recorded a $35 million receivable within the noncurrent asbestos insurance receivable caption of the Condensed Consolidated Balance Sheet.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At December 31, 2008, such locations included 105 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 147 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 177 are being actively remediated.

Ashland’s reserves for environmental remediation and asset retirement obligations amounted to $225 million at December 31, 2008 compared to $149 million at September 30, 2008 and $170 million at December 31, 2007, of which $169 million at December 31, 2008, $112 million at September 30, 2008 and $149 million at December 31, 2007 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.  As a result of the Hercules acquisition on November 13, 2008, Ashland assumed all Hercules’ environmental and asset retirement obligation contingencies.  Hercules’ obligations assumed by Ashland were $80 million, which includes an adjustment of $3 million for different remediation approaches and discount rates previously assumed under Hercules’ valuation models.

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the three months ended December 31, 2008.

(In millions)
Balance at October 1, 2008	$149
Inherited Hercules obligations	80
Settlement payments, net of cost recoveries	(7)
Revised obligation and accretion estimates	2
Foreign currency translation and other changes	1
Balance at December 31, 2008	$225

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At December 31, 2008, September 30, 2008 and December 31, 2007, Ashland’s recorded receivable for these probable insurance recoveries was $39 million, $40 million and $42 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $3 million and less than $1 million for the three months ended December 31, 2008 and 2007, respectively.  Environmental remediation expense, net of receivable activity, was $2 million and less than $1 million for the three months ended December 31, 2008 and 2007, respectively.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $360 million, which includes the sites inherited from Hercules.  No individual remediation location is material, as the largest reserve for any site is 10% or less of the remediation reserve.

Other legal proceedings

While Ashland is involved in numerous other legal matters, the following proceeding described below had a significant resolution that impacted the Condensed Consolidated Financial Statements during the applicable periods.

On November 13, 2008 as a result of the Hercules acquisition, Ashland assumed the following lawsuit:  United States of America v. Vertac Chemical Corporation, et al., No. 4:80DV00109 (United States District Court, Eastern District of Arkansas, Western Division).  This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund statue), as well as other statues, has been in litigation since 1980, and involves liability for costs incurred by the EPA in connection with the investigation and remediation of the Vertac Chemical Corporation (Vertac) site in Jacksonville, Arkansas, which was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange.

The procedural history of this litigation is discussed in greater detail in previous Hercules filings and in other reports subsequently filed by Hercules with the U.S. Securities and Exchange Commission.  In summary, following extended litigation and appeals, a final judgment against Hercules was entered in 2005 by the U.S. District Court for the Eastern District of Arkansas, and upheld in 2006 by the U.S. Court of Appeals for the 8th Circuit.  The appellate process ended in 2007 when the U.S. Supreme Court denied Hercules’ petition for Certiorari.  On May 18, 2007, Hercules paid to the United States a total of $124.5 million.  As a result, the judgment against Hercules has been satisfied, except for such amounts owed to the United States for additional response costs incurred since June 1, 1998.

On July 20, 2007, Hercules received a claim from the United States seeking reimbursement of approximately $19 million for response costs incurred since June 1, 1998, including interest through various points in time preceding May 26, 2007, depending upon the specific cost item claimed.  Hercules reached a settlement agreement with the United States to resolve the Government’s claim for additional response costs, including interest, for approximately $15 million.  Upon Ashland’s acquisition of Hercules, this obligation was assumed by Ashland and paid in full on January 7, 2009.

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable.

NOTE P – SEGMENT INFORMATION

Following the Hercules acquisition, Ashland’s businesses are managed along five industry segments:  Functional Ingredients, Water Technologies, Performance Materials, Consumer Markets and Distribution.  For additional information see Note A.

Functional Ingredients (Aqualon) provides specialty additives and functional ingredients that manage the physical properties of both aqueous and nonaqueous systems.  The majority of Functional Ingredients’ products are derived from renewable and natural raw materials.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

Water Technologies supplies specialty chemicals to the pulp and paper, industrial and institutional, mining, municipal and marine industries.  Water Technologies’ functional and water management chemistries are used to improve operational efficiencies, to enhance product quality, to protect plant assets, and to ensure environmental compliance.

Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, packaging and converting, transportation, marine and metal casting industries.  Performance Materials is a technology leader in metal casting consumables and design services; unsaturated polyester and vinyl ester resins and gelcoats; and high-performance adhesives and specialty resins.

Consumer Markets (Valvoline) is a marketer and supplier of premium-branded automotive and commercial oils, automotive chemicals, automotive appearance products and automotive services, with sales in more than 100 countries under the trademark Valvoline®.  The Valvoline® trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States.  Consumer Markets is also engaged in the “fast oil change” business through owned and franchised service centers operating under the Valvoline Instant Oil Change® name.

Distribution distributes chemicals, plastics and composite raw materials in North America and plastics in Europe and China.  Distribution also provides environmental services in North America.  Deliveries are made in North America through a network of owned or leased facilities, third-party warehouses, rail terminals and tank terminals and locations that perform contract packaging activities for Distribution.  Distribution of thermoplastic resins in Europe is conducted primarily through third-party warehouses.

The following table presents for each segment the sales and operating revenue and operating income for the three months ended December 31, 2008 and 2007, and total assets as of December 31, 2008 and 2007, and September 30, 2008.  Results of Ashland’s operating segments are presented based on its management structure and accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland refines its expense allocation methodologies to the operating segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  Ashland fully allocates significant corporate costs, except for certain significant company wide restructuring activities, such as the current quarter’s $23 million restructuring plan related to the Hercules acquisition, and other costs or adjustments that relate to former businesses that Ashland no longer operates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

	Three months ended
	December 31
(In millions - unaudited)	2008	2007

SALES AND OPERATING REVENUES
Functional Ingredients	$119	$-
Water Technologies	318	206
Performance Materials	324	371
Consumer Markets	388	380
Distribution	853	990
Intersegment sales (a)
Water Technologies	(2)	(2)
Performance Materials	(31)	(37)
Distribution	(3)	(3)
	$1,966	$1,905
OPERATING (LOSS) INCOME
Functional Ingredients	$(7)	$-
Water Technologies	(6)	5
Performance Materials	5	12
Consumer Markets	19	20
Distribution	10	6
Unallocated and other	(28)	3
	$(7)	$46

(a)	Intersegment sales are accounted for at prices that approximate market value.

	December 31	September 30	December 31
(In millions - unaudited)	2008	2008	2007

TOTAL ASSETS
Functional Ingredients	$3,069	$-	$-
Water Technologies	2,118	495	515
Performance Materials	989	1,080	991
Consumer Markets	735	750	734
Distribution	859	1,090	1,138
Unallocated and other	1,972	2,356	2,268
	$9,742	$5,771	$5,646

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are based upon a number of assumptions, including those mentioned within this report.  Performance estimates are also based upon internal forecasts and analyses of current and future market conditions and trends; management plans and strategies; operating efficiencies and economic conditions, such as prices, supply and demand, and cost of raw materials; legal proceedings and claims (including environmental and asbestos matters); and weather.  These risks and uncertainties may cause actual operating results to differ materially from those stated, projected or implied.  Other risks and uncertainties include the possibility that the benefits anticipated from Ashland’s acquisition of Hercules will not be fully realized; Ashland’s substantial indebtedness may impair its financial condition; the restrictive covenants under the debt instruments may hinder the successful operation of Ashland’s business; future cash flow may be insufficient to repay the debt; and other risks that are described in filings made by Ashland with the Securities and Exchange Commission (the “SEC”).  Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved.  This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur.  Other factors, uncertainties and risks affecting Ashland are contained in Ashland’s periodic filings made with the SEC, including its Form 10-K for the fiscal year ended September 30, 2008, which is available on Ashland’s Investor Relations website at http://investor.ashland.com or the SEC’s website at www.sec.gov.  Ashland undertakes no obligation to subsequently update or revise the forward-looking statements made in this report to reflect events or circumstances after the date of this report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global specialty chemicals company that provides products, services and solutions that meet customer needs throughout a variety of industries.  With more than 15,000 employees worldwide, Ashland serves customers in more than 100 countries.

During the past several years, Ashland has been focused on the objective to create a dynamic, global specialty chemicals company.  In that process, Ashland has divested noncore businesses, redesigned business models, and acquired businesses in growth markets like water and adhesives to enhance Ashland’s specialty chemicals offerings.  Ashland’s recent acquisition of Hercules Incorporated (Hercules), in November 2008, propels Ashland to a global leadership position with expanded capabilities and promising growth potential in specialty additives and functional ingredients, paper and water technologies, and specialty resins.

Sales and operating revenues (revenues) by region expressed as a percentage of total consolidated revenue for the three months ended December 31 was as follows.

Sales and Operating Revenues by Geography (a)	2008	2007
North America	71%	71%
Europe	19%	21%
Asia Pacific	6%	5%
Latin America & other	4%	3%
	100%	100%

(a)	Revenues from the acquired operations of Hercules are included herein from November 14, 2008 through December 31, 2008.

Business segments

As discussed above, Ashland completed the acquisition of Hercules in November 2008.  Following the acquisition, Ashland’s reporting structure, incorporating the former Hercules businesses, is now composed of five commercial units:  Ashland Aqualon Functional Ingredients (Functional Ingredients), previously Hercules’ Aqualon Group, Ashland Hercules Water Technologies (Water Technologies), which includes Hercules’ Paper Technologies and Venture segment as well as Ashland’s legacy Water Technologies segment, Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Valvoline) and Ashland Distribution (Distribution).  Functional Ingredients is a manufacturer and supplier of specialty additives and functional ingredients derived from renewable resources that are designed to manage the properties of water-based systems.  The restructured Water Technologies business is a global supplier of functional and process chemicals for the paper industry in addition to water treatment chemicals.

Total consolidated revenue for the three months ended December 31 as a percent of revenue by business segment was as follows.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales and Operating Revenues by Business Segment (a)	2008	2007
Functional Ingredients	6%	-
Water Technologies	16%	11%
Performance Materials	15%	17%
Consumer Markets	20%	20%
Distribution	43%	52%
	100%	100%

(a)	Revenues from the acquired operations of Hercules are included herein as of November 14, 2008, through December 31, 2008.

KEY FISCAL 2009 DEVELOPMENTS

During fiscal 2009, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Hercules acquisition

Ashland’s completion of the Hercules acquisition in November 2008 was a significant step in achieving Ashland’s objective to create a leading, global specialty chemicals company.  As fiscal 2009 commences, the new combined company comprises a core of three specialty chemical businesses: specialty additives and functional ingredients, paper and water technologies, and specialty resins, which will drive Ashland both strategically and financially.  This acquisition positions Ashland to deliver more stable and predictable earnings, generate stronger cash flows and gain access to higher growth markets worldwide.

The transaction was valued at $2,596 million and included $786 million of debt assumed in the acquisition.  As part of the financing arrangement for the transaction, Ashland borrowed $2,300 million and retained $205 million in existing debt.

As a result of the financing and subsequent debt incurred to complete the Hercules acquisition, Standard & Poor’s downgraded Ashland’s corporate credit rating to BB- and Moody’s Investor Services downgraded Ashland’s corporate credit rating to Ba2.  In addition, Ashland is now subjected to certain restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property, preferential security interest in acquired property, restriction on future dividend payments and applicable insurance coverage as well as negative covenants that include financial covenant restrictions associated with leverage and fixed charge coverage ratios and total net worth and capital expenditure levels.  As a result of these new covenant restrictions Ashland’s near-term priorities are to generate cash and pay down debt focusing on generating cash and savings from six sources:  increased profitability from sales; reductions in operating expenses, working capital, capital expenditures and dividends; and the sales of non-strategic assets, primarily business divestitures and auction rate securities.

Economic environment

As in fiscal 2008, Ashland’s financial performance has continued to be hindered by rapidly declining demand, a direct result of continued weakness in the global economy, especially within Europe.  Ashland experienced volume declines across all business segments, from the mid-single digits to the mid-twenties on a percentage basis versus the same prior-year quarter.  This economic environment has created significant downward pressure on the gross profit margin of each business segment, particularly within the Water Technologies and Performance Materials businesses during the current quarter.  Despite this pressure Ashland has been implementing pricing improvements, and as a result, overall revenue was down to a lesser extent than volume, as average selling prices increased.  This is particularly evident for Distribution, where gross profit as a percent of sales increased 110 basis points compared to the prior year’s quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cost-structure efficiency programs

As a result of the Hercules acquisition, related financing agreement and the current global economic environment, Ashland has implemented an organizational restructuring designed to integrate operational processes and streamline various resource groups and functions in producing greater efficiencies and reducing the overall cost structure.

Ashland is targeting $265 million of run rate cost reductions by the end of fiscal 2009, with roughly $150 million expected to be realized during the current fiscal year.  Steps taken to immediately reduce costs include:
•	freezing wages and salaries globally for 2009, except where legally mandated otherwise, expected to save more than $25 million on a run-rate basis;
•
implementing a two-week furlough program for most U.S. and Canadian based employees, to be completed during the next five months, and several other job and benefits related actions, estimated to be $25 million of savings;

•
and carrying out other cost reduction measures totaling $30 million globally, including a significant reduction in travel and entertainment expenses and the closure of Ashland’s corporate aviation department.

Previously announced cost reduction actions include:
•
a $65 million cost structure efficiency initiative, essentially all of which has already been achieved, with an additional $15 million of savings now targeted from the Ashland Performance Materials business; and

•	$120 million of synergies resulting from the Hercules acquisition, which are now expected to increase to $130 million by the end of fiscal 2010.

The cumulative effect of these restructuring activities has resulted in the elimination of approximately 500 employee positions through the end of the December 2008 quarter and in total is currently expected to reduce the global workforce, once specific employees are identified, by a total of approximately 1,300, or 9%, when excluding Valvoline retail employees, by the end of fiscal 2010.  As of December 31, 2008, the total restructuring reserve under the program was $39 million, of which $23 million was charged as an expense during the current quarter within the Unallocated and Other caption and classified within the selling, general and administrative expense caption.  The remaining reserve of $16 million relates to Hercules employees and was recorded as part of purchase price accounting within the accrued expenses and other liabilities caption of the Condensed Consolidated Balance Sheet and had no effect on the Statement of Consolidated Income.  Additional charges will likely occur as plans are finalized throughout the remainder of fiscal year 2009.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Ashland recorded a net loss of $119 million for the three months ended December 31, 2008 as compared to net income of $33 million in the prior year same quarter.  Loss from continuing operations was $120 million as compared to income from continuing operations of $58 million in the prior quarter.  An operating loss of $7 million, compared to $46 million in income during the prior quarter, contributed to the current quarter loss as well as a $54 million loss related to cross-currency swaps, and a $32 million loss on auction rate securities, which were both reported below operating income within the other expense caption of the Statement of Consolidated Income.  In addition, Ashland incurred net interest and other financing expense of $28 million for the December 2008 quarter as compared to net interest and other financing income of $12 million in the prior year quarter, with the current quarter expense due to interest attributable to the debt issued in conjunction with the financing of the Hercules acquisition.  The operating loss of $7 million for the December 2008 quarter included $31 million in nonrecurring purchase accounting adjustments related to the Hercules acquisition and $26 million in severance charges.  These key items, along with volume declines

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

across all business segments, hindered operating segment performance compared to the prior year quarter.  Income taxes were affected by these key items previously identified as well as the negative effect of certain other tax items, which increased Ashland’s net loss by $25 million.

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the three months ended December 31, 2008 and 2007.

			2008	%
(In millions)	2008	2007	change	change
Sales and operating revenues	$1,966	$1,905	$61	3%

Sales and operating revenues (revenues) for December 2008 increased 3% from the December 2007 quarter primarily due to a $238 million, or 12%, increase related to the acquired Hercules businesses recorded during the current quarter as well as price increases of $183 million, or 10%, across all business operations.  These increases were offset by a $319 million, or 17%, cumulative decline in volume and mix, principally in Distribution and Performance Materials, and an unfavorable currency exchange of $71 million, or 4%.  Revenues from the acquisition of Air Products’ pressure sensitive adhesive business and atmospheric emulsions business (Air Products) on June 30, 2008 contributed an additional $30 million, or 2%, in the current quarter.

			2008	%
(In millions)	2008	2007	change	change
Cost of sales and operating expenses	$1,641	$1,589	$52	3%
Gross profit as a percent of sales	16.5%	16.6%

Cost of sales and operating expenses (cost of sales) for the December 2008 quarter increased 3% compared to the December 2007 quarter, which resulted in an overall 10 basis point decline in gross profit as a percent of sales (gross profit).  The acquisitions of Hercules and Air Products and raw material price increases were the primary factors for the gross profit decline, which represented a $197 million and $149 million cost increase, respectively, compared to the December 2007 quarter.  Cost of sales included a nonrecurring charge of $21 million associated with the inventory fair value adjustment of Hercules’ acquired inventory and a depreciation step-up adjustment of $5 million associated with the fair value adjustment of Hercules’ property, plant and equipment, which will be ongoing.  These cost of sales increases were more than offset by a $263 million decline related to volume and a $57 million decline in currency exchange due to strengthening of the U.S. dollar.

			2008	%
(In millions)	2008	2007	change	change
Selling, general and administrative expenses	$344	$281	$63	22%
As a % of revenues	17.5%	14.8%

Selling, general and administrative expenses for the December 2008 quarter increased 22% compared to the December 2007 quarter with selling, general and administrative expenses as a percent of revenue increasing 2.7 percentage points.  Expenses impacting the comparability of the December 2008 quarter compared to the December 2007 quarter included charges of $10 million related to the purchased in-process research and development projects at Hercules as of the merger date and $26 million for severance charges primarily due to the ongoing integration and reorganization from the Hercules acquisition.  The acquisitions of Hercules and Air Products added an additional $53 million in selling, general and administrative expenses as compared to the prior year same quarter.  Currency exchange effects, Ashland’s implemented cost reduction initiatives and other items reduced selling, general and administrative expenses by $26 million from the prior year December quarter.  For further information on cost cutting initiatives see the “Key Fiscal 2009

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Developments” discussion  within Management’s Discussion  and  Analysis as well  as Note C  in the Notes  to Condensed Consolidated Financial Statements.

			2008
(In millions)	2008	2007	change
Equity and other income
Equity income	$5	$5	$-
Other income	7	6	1
	$12	$11	$1

Total equity and other income increased 9% during the December 2008 quarter compared to the prior year quarter.  The increase in the current quarter primarily relates to service fee income increasing in the Performance Materials reporting segment.

			2008
(In millions)	2008	2007	change
Gain on the MAP Transaction	$1	$-	$1

“MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation.  Ashland recorded a $1 million increase in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to environmental and other postretirement obligations during the current quarter related to this transaction.

			2008
(In millions)	2008	2007	change
Net interest and other financing (expense) income
Interest income	$8	$15	$(7)
Interest expense	(35)	(2)	(33)
Other financing costs	(1)	(1)	-
	$(28)	$12	$(40)

The increase in interest expense of $33 million from the prior year quarter represents interest charges associated with the $2,300 million debt drawn upon the closing of the Hercules acquisition.   In conjunction with the acquisition, interest income also declined as the remaining funding to complete the merger was paid from Ashland’s existing cash on hand.  For further information on this transaction see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note C in the Notes to Condensed Consolidated Financial Statements.

			2008
(In millions)	2008	2007	change
Other expenses
Loss on currency swaps	$54	$-	$54
Loss on auction rate securities	32	-	32
	$86	$-	$86

The other expenses caption included two significant one time items.  The first was a $54 million loss on currency swaps related to the Hercules acquisition which was a hedge against Hercules’ open currency swap positions prior to the acquisition.  The second was a $32 million charge on auction rate securities.  For further information on auction rate securities see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note E in the Notes to Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

			2008
(In millions)	2008	2007	change
Income tax (benefit) expense	$(1)	$20	$(21)
Effective tax rate	(0.6%)	34.8%

The overall effective tax rate benefit was significantly decreased in the December 2008 quarter from the comparable rate in the prior year same quarter due to several key factors.  Using a 35% statutory federal tax rate applied to the loss and income from continuing operations for both the December 2008 and 2007 quarters income taxes would have been a benefit of $42 million in 2008 and a $21 million expense in 2007.  Significant discreet items reducing the benefit for 2008 included income tax on repatriated foreign earnings of $14 million, a $10 million valuation allowance on auction rate security losses, increases in FIN 48 reserves of $9 million, and nondeductible in-process research and development cost increasing tax expense by $3 million.  In addition, the current quarter was negatively effected by nondeductible life insurance losses of $5 million and a $3 million adjustment for projected annual income earnings related to Ashland’s effective tax rate.  Ashland’s effective tax rate for the December 2008 quarter was approximately 24%.  See Note J to the Condensed Consolidated Financial Statements for further information on adjustments during the current and prior year’s quarter.

			2008
(In millions)	2008	2007	change
Loss from discontinued operations (net of tax)
APAC loss on sale of operations	$-	$(5)	$5

On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, Ashland Paving And Construction, Inc. (APAC) to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The operating results and assets and liabilities related to APAC have been previously reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland made adjustments to the gain on the sale of APAC, relating to the tax effects of the sale, during the three months ended December 31, 2007.  Such adjustments may continue to occur in future periods.  Adjustments to the gain are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

RESULTS OF OPERATIONS – OPERATING SEGMENT

Results of Ashland’s operating segments are presented based on its operational and management structure and accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with other similar companies.  Ashland refines its expense allocation methodologies to the operating segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  Ashland fully allocates significant corporate costs, except for certain significant company wide restructuring activities, such as the current quarter’s $23 million restructuring plan related to the Hercules acquisition, and other costs or adjustments that relate to former businesses that Ashland no longer operates.

As previously discussed, Ashland’s businesses are managed along five industry segments:  Functional Ingredients, Water Technologies, Performance Materials, Consumer Markets and Distribution.  For additional information see Notes A and P in Notes to Condensed Consolidated Financial Statements.

The following table shows revenues, operating income and operating information by business segment for the three months ended December 31, 2008 and 2007.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2008	2007
Sales and operating revenues
Functional Ingredients	$119	$-
Water Technologies	318	206
Performance Materials	324	371
Consumer Markets	388	380
Distribution	853	990
Intersegment sales	(36)	(42)
	$1,966	$1,905
Operating (loss) income
Functional Ingredients	$(7)	$-
Water Technologies	(6)	5
Performance Materials	5	12
Consumer Markets	19	20
Distribution	10	6
Unallocated and other	(28)	3
	$(7)	$46
Operating information
Functional Ingredients (a)
Sales per shipping day	$4.0	$-
Pounds sold per shipping day	2.5	-
Water Technologies (a)
Sales per shipping day	$5.1	$3.3
Gross profit as a percent of sales	30.3%	39.3%
Performance Materials (a)
Sales per shipping day	$5.2	$6.0
Pounds sold per shipping day	4.3	4.6
Gross profit as a percent of sales	15.9%	18.2%
Consumer Markets (a)
Lubricant sales gallons	33.0	39.9
Premium lubricants (percent of U.S. branded volumes)	27.1%	23.0%
Gross profit as a percent of sales	21.8%	24.7%
Distribution (a)
Sales per shipping day	$13.8	$16.0
Pounds sold per shipping day	15.5	18.7
Gross profit as a percent of sales	8.6%	7.5%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.

As previously discussed, Ashland’s financial performance during the current quarter was hindered by declining demand, a direct result of continued weakness in the global economy, especially within Europe.  Volume levels for the current quarter were down across all businesses, including operations acquired from Hercules on November 13, 2008, decreasing anywhere from the mid-single digits to the low twenties versus the prior year quarter.  This economic environment created significant downward pressure on the gross profit margin of each business segment, particularly within Water Technologies and Performance Materials businesses during the quarter.  However, Distribution was able to increase gross profit as a percent of sales by 110 basis points compared to prior year’s quarter.  Despite this pressure Ashland has been implementing pricing process improvements, and as a result, overall revenue was down to a lesser extent than volume, as average selling prices were higher versus a year ago.  This coupled with reductions in selling, general and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

administrative expenses from the cost-structure efficiency programs previously described curtailed the effects of the lost volume during the quarter.

Functional Ingredients (Aqualon)

Functional Ingredients, consisting primarily of the Hercules Aqualon Group acquired on November 13, 2008, reported an operating loss of $7 million for the 48 day December 2008 quarter.  The current quarter included two significant nonrecurring charges, a $14 million inventory fair value adjustment associated with the Hercules acquisition and a $5 million charge for purchased in-process research and development expense also associated with the Hercules acquisition.  Revenues reported for the 48 day period Functional Ingredients was owned in the December 2008 quarter were $119 million with sales per shipping day of $4.0 million and pounds sold per shipping day of 2.5 million.  When compared to the acquired Hercules Aqualon Group for the prior period volume declined in a number of major markets.  This decline primarily affected many of the products sold into the coating and construction markets.  Selling, general and administrative expenses incurred during the quarter were $27 million and represented 23% of sales.

Water Technologies

Water Technologies reported an operating loss of $6 million during the December 2008 quarter as compared to income of $5 million reported during the December 2007 quarter.  The current quarter included several one time charges which included a $7 million inventory fair value adjustment and a $5 million charge for purchased in-process research and development expense associated with the Hercules acquisition, and a severance charge of $2 million.  Revenues increased 54% to $318 million compared to $206 million during the December 2007 quarter, which was a direct result of the Hercules acquisition contributing $124 million in revenues from the acquired Hercules Paper Technologies and Venture operations.  This increase was offset by a $9 million decline in volume and a $14 million decline attributable to foreign currency, while price increases contributed an additional $12 million to revenues as compared to the prior year December 2007 quarter.

Gross profit as a percent of sales decreased 9.0 percentage points to 30.3% for the December 2008 quarter, partially due to $12 million of the previously mentioned one time purchase accounting charges to cost of sales as well as inclusion of the former Hercules Paper Technologies and Venture business, which is a lower gross profit business.  The current quarter also included an additional $1 million of depreciation expense within gross profit as compared to the prior quarter for purchase accounting property, plant and equipment fair value adjustments.  Other items affecting the gross profit margin included a $3 million decrease in volume and a $6 million decrease attributable to foreign currency offset by pricing increases of $1 million.  Overall significant raw material inflation was experienced throughout the quarter, peaking in October, with sequential moderation in November and December.  The combination of lower volume and higher raw material costs contributed to the gross profit decline.  Selling, general and administrative expenses increased $26 million during the December 2008 quarter primarily due to a $29 million increase from the acquired operations of Hercules, which included $9 million of charges related to fair value increases of this business’ assets, of which $5 million was nonrecurring.

Performance Materials

Performance Materials reported operating income of $5 million during the December 2008 quarter, a 58% decrease from the $12 million reported during the December 2007 quarter.  Revenues decreased 13% to $324 million compared to $371 million during the prior same quarter, decreasing operating income $8 million.  Decreases in volume of $80 million, or 22%, due to significant weakness in demand in all key regions and markets and currency exchange of $17 million, or 5%, were the primary factors in the decrease in revenue.  These decreases were partially offset by price increases of $20 million, or 6%, while the acquisition of Air Products in June 2008 contributed $30 million, or 8%, to the current quarter revenues.  Excluding the effect of Air Products in the December 2008 quarter, revenue decreased 21% and volume decreased 22%.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross profit as a percent of sales during the December 2008 quarter decreased 2.3 percentage points to 15.9%, decreasing operating income by $7 million, primarily due to volume declines resulting in a $22 million decrease in gross profit margin and operating income, while foreign currency added an additional $3 million decrease to gross profit margin.  While on a sequential basis, gross profit percentage increased versus the September quarter, this was not sufficient to overcome the volume decline of the current quarter.  Raw material cost increases of $14 million were, however, offset by price increases of $20 million resulting in a $6 million increase in gross profit margin and operating income.  The acquisition of Air Products added an additional $4 million to profit margin.  Selling, general and administrative expenses decreased $8 million, or 13%, during the December 2008 quarter as compared to the prior year same quarter as cost cutting initiatives decreased selling, general and administrative expenses by $4 million while reduced corporate allocations and foreign currency added an additional $4 million decrease.  Equity and other income increased $2 million during the December 2008 quarter compared to the December 2007 quarter, primarily due to royalty and service income.

Consumer Markets (Valvoline)

Consumer Markets reported operating income of $19 million during the December 2008 quarter, a 5% decrease compared to the $20 million reported during the December 2007 quarter.  Revenues increased 2% to $388 million compared to $380 million in the prior year’s quarter, increasing operating income by $2 million.  Increases in pricing of $70 million, or 18%, contributed to the revenue growth.  A change in the product mix sold during the quarter reduced revenue by $12 million, or 3%, compared to the December 2007 quarter and currency exchange decreases reduced revenue by an additional $14 million, or 4%.  In addition, lower volume decreased revenue by $36 million, or 10%, as lubricant volume decreased 17% to 33.0 million gallons during the December 2008 quarter compared to the December 2007 quarter, which was primarily driven by the Do-It-For-Me market’s installer channel.  Valvoline Instant Oil Change® continued to post strong results as company owned stores increased car counts, driving same store sales up by 9% and the number of franchise units increased by 7%.

Gross profit as a percent of sales during the December 2008 quarter decreased 2.9 percentage points, or $10 million, to 21.8%.  However, decreases in base oil cost began to positively impact results as price increases offset raw material costs causing an increase in gross profit margin and operating income of $4 million.  This increase in gross profit margin was offset by volume and mix decreases reducing gross profit margin by $11 million and foreign currency declines added an additional $3 million decline to gross profit margin in the current quarter as compared to the December 2007 quarter.  Selling, general and administrative expenses decreased $7 million during the current quarter primarily due to currency exchange decreases and reduced advertising expense of $3 million for each.

Distribution

Distribution reported operating income of $10 million during the December 2008 quarter, a 63% increase from the $6 million reported during the December 2007 quarter.  Revenues decreased 14% to $853 million compared to $990 million in the prior year’s quarter, decreasing operating income by $10 million.  Volume decreases, primarily in the plastics and composite lines of business, which saw volume decline by 17%, and the chemicals line of business, which saw volume decline by 12%, were the primary factors in the revenue decline causing a $191 million, or 19%, decrease with currency exchange decreases adding an additional $26 million, or 3%, decline.  These decreases during the current quarter were offset by an $80 million, or 8%, price increase primarily in other chemicals and plastics as new pricing processes implemented in early 2008 helped to protect the margin in this very volatile market.

Gross profit as a percent of sales during the December 2008 quarter increased 1.1 percentage points to 8.6%, increasing operating income $10 million, despite actual gross profit margin (in dollars) remaining flat compared to the December 2007 quarter.  Price increases offset raw material cost increases during the quarter contributing $22 million to gross profit margin and operating income.  This increase in price was offset by a $20 million decline in gross profit margin due to volume declines, principally in North America,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

as pounds sold per shipping day decreased 17% to 15.5 million compared to 18.7 million in the prior year’s quarter.  Currency exchange added an additional $2 million decline to gross profit margin in the current quarter as compared to the December 2007 quarter.  Selling, general and administrative expenses decreased $4 million, or 6%, during the December 2008 quarter as compared to the December 2007 quarter with decreases in corporate allocations of $3 million and currency exchange of $2 million as the primary factors.

Unallocated and other

Unallocated and other costs were $28 million for the December 2008 quarter compared to income of $3 million for the December 2007 quarter.  Costs associated with the December 2008 quarter primarily consisted of $23 million for severance charges for the ongoing integration and reorganization of the Hercules acquisition and $3 million in due diligence costs associated with investment opportunities.  The December 2007 quarter included a favorable $8 million change in deferred compensation, which was partially offset by $3 million in due diligence costs.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows for the three months ended December 31.

(In millions)	2008	2007
Cash (used) provided by:
Operating activities from continuing operations	$74	$64
Investing activities from continuing operations	(2,188)	(266)
Financing activities from continuing operations	1,460	(14)
Discontinued operations	5	(3)
Effect of currency exchange rate changes on cash and cash equivalents	(15)	3
Net decrease in cash and cash equivalents	$(664)	$(216)

Cash provided by operating activities was $74 million for the three months ended December 31, 2008 as compared to $64 million provided by operating activities in 2007.  The net loss of $119 million in the current quarter was more than fully offset by adjustments for charges related to the inventory fair value of $21 million, depreciation and amortization of $78 million, a currency swap loss of $54 million and a $32 million loss on auction rate securities.

Cash used in investing activities was $2,188 million for the three months ended December 31, 2008 as compared to $266 million used by investing activities in 2007.  The significant cash investing activities for the current period included cash outflows of $2,082 million for the purchase of Hercules’ operations in November 2008, $95 million for the settlement of currency interest rate swap hedges related to this acquisition and $38 million for capital expenditures.

Cash provided by financing activities was $1,460 million for the three months ended December 31, 2008 as compared to a $14 million cash usage for financing activities in 2007.  Significant cash financing activities for the current period included cash inflows of $2,205 million associated with short-term and long-term financing secured with Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders for the acquisition of Hercules.  This cash inflow for the current period was offset by cash used for the extinguishment of certain debt instruments that Hercules held as of the closing date of the acquisition and other debt payments in the amount of $601 million as well as $138 million in debt issue costs paid in connection with securing the financing for the Hercules acquisition.  Cash dividends paid for the current period were $.075 per share and totaled $6 million, an $11 million reduction as compared to the prior period as a result of the reduction in the quarterly dividend paid of 20 cents per share announced in November of 2008.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

At December 31, 2008, working capital (excluding debt due within one year) amounted to $1,088 million, compared to $1,823 million at September 30, 2008 and $2,197 million at December 31, 2007.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $186 million at December 31, 2008, $200 million at September 30, 2008 and $168 million at December 31, 2007.  Liquid assets (cash, cash equivalents, current available-for-sale securities and accounts receivable) amounted to 101% of current liabilities at December 31, 2008, compared to 191% at September 30, 2008 and 235% at December 31, 2007.  The decrease in both working capital and liquid assets in the current period is the primary result of cash on hand used to fund the acquisition of Hercules.  Decreases in both working capital and liquid assets were also affected by auction rate securities classified as noncurrent assets in the current year as opposed to being classified as current assets at December 31, 2007.

The following summary reflects Ashland’s cash, investment securities and debt as of December 31, 2008, September 30, 2008 and December 31, 2007.

	December 31	September 30	December 31
(In millions)	2008	2008	2007

Short-term debt	$246	$-	$-
Long-term debt (including current portion)	2,222	66	69
Total debt	$2,468	$66	$69

Cash and cash equivalents	$222	$886	$681
Available-for-sale securities	$-	$-	$394
Auction rate securities	$225	$243	$-

The scheduled aggregate maturities of debt by fiscal year are as follows:  $313 million in 2009, $84 million in 2010, $98 million in 2011, $104 million in 2012 and $137 million in 2013.  Total borrowing capacity remaining under the $400 million revolving credit facility was $281 million, which was reduced by $119 million for letters of credit outstanding at December 31, 2008.  Total short-term debt at December 31, 2008 was $246 million, primarily representing the $200 million associated debt from the accounts receivable facility discussed in Note G.  No short-term debt was outstanding at September 30, 2008 or December 31, 2007.  The current portion of long-term debt was $94 million at December 31, 2008, $21 million at September 30, 2008 and $5 million at December 31, 2007.  Based on Ashland’s current debt structure included in Note F of Notes to Condensed Consolidated Financial Statements, future interest expense could range from approximately $220 million to $260 million based on applicable fixed and floating interest rates.

As a result of the financing and subsequent debt issued to complete the acquisition of Hercules, Standard & Poor’s downgraded Ashland’s corporate credit rating to BB- and Moody’s Investor Services downgraded Ashland’s corporate credit rating to Ba2.

Financial Covenant Restrictions

Ashland is now subject to certain restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property and applicable insurance coverage as well as negative covenants that include financial covenant restrictions, these include: leverage and fixed charge coverage ratios, total net worth and capital expenditure limitations.  The permitted consolidated leverage ratio at any time during any period of four fiscal quarters for Ashland is as follows under the new credit facility.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Maximum
consolidated
leverage ratio
Four fiscal quarters ending:
Funding date through September 30, 2009	3.75:1.00
December 31, 2009 through September 30, 2010	3.50:1.00
December 31, 2010 through September 30, 2011	3.00:1.00
December 31, 2011 through September 30, 2012	2.75:1.00
December 31, 2012 and each fiscal quarter thereafter	2.50:1.00

The following describes Ashland’s December 2008 calculation of the consolidated leverage ratio per the Senior Secured Credit Facility Agreement as previously disclosed in a Form 8-K filed on November 21, 2008 and reconciliation of Consolidated EBITDA (as defined by the Senior Secured Credit Facility Agreement) to net income.  Ashland has included certain non-GAAP information below to assist in the understanding of various financial debt covenant calculations.

										Covenant
(In millions, except ratios) (a)	Q2'08	(b)	Q3'08	(b)	Q4'08	(b)	Q1'09	Total		ratio
Debt/EBITDA
Consolidated EBITDA	$204		$241		$193		$155	$793
Debt							2,473	2,473
Debt/EBITDA								3.1	x	3.75	x
										max.

Reconciliation of Consolidated EBITDA:
(In millions)	Q1'09
Net loss	$(119)
Key items excluded (c)	83
Consolidated interest charges	35
Income taxes	(1)
Depreciation and amortization	62
Hercules stub-period results (d)	34
Other nonrecurring or noncash gains or charges (e)	61
Total consolidated EBITDA	$155

Reconciliation of Debt:
(In millions)	Q1'09
Total debt (long-term and short-term)	$2,468
Defeased debt	(31)
Guarantees (bank and third party)	36
$2,473

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the Senior Secured Credit Facility Agreement, included in a Form 8-K filed on November 21, 2008.
(b)	Amounts for Q2’08 through Q4’08 are as prescribed in the Senior Secured Credit Facility Agreement.
(c)	Excludes certain income or costs that have been specifically identified within the Senior Secured Credit Facility Agreement.
(d)	In accordance with the Senior Secured Credit Facility Agreement, Hercules’ financial results from October 1, 2008 through November 13, 2008, which is the period of time during Ashland’s first quarter that it did not own Hercules, have been included within this calculation.
(e)	Includes certain nonrecurring or noncash transactions, including restructuring and integration charges, defined within the Senior Secured Credit Facility Agreement. Allowable restructuring and integration charges are capped, per the Senior Secured Credit Facility Agreement, at $40 million in any one fiscal year through 2011, but not to exceed $80 million during this three fiscal year period. Ashland has incurred approximately $28 million of restructuring and integration expenses to date in fiscal year 2009.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The permitted consolidated fixed charge coverage ratio as of the end of any fiscal quarter for Ashland is as follows under Ashland’s Senior Secured Credit Facility Agreement.

Minimum
consolidated
fixed charge
coverage ratio
Four fiscal quarters ending:
Funding date through September 30, 2010	1.25:1.00
December 31, 2010 through each fiscal quarter thereafter	1.50:1.00

The following describes Ashland’s December 2008 calculation of the fixed charge coverage ratio per the Senior Secured Credit Facility Agreement included in a Form 8-K filed on November 21, 2008:

										Covenant
(In millions, except ratios) (a)	Q2'08	(b)	Q3'08	(b)	Q4'08	(b)	Q1'09	Total		ratio
Fixed charge coverage
Consolidated EBITDA	$204		$241		$193		$155	$793
Capital expenditures	64		57		116		57	294
Adjusted interest expense	47		47		47		51	192
Adjusted debt amortization	-		-		-		-	-
Adjusted dividend payment	5		5		6		6	22
Fixed charge coverage ratio								2.3	x	1.25	x
										min.

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the Senior Secured Credit Facility Agreement, included in a Form 8-K filed on November 21, 2008.
(b)	Amounts for Q2’08 through Q4’08 are as prescribed in the Senior Secured Credit Facility Agreement.

Under Ashland’s financing facilities, the minimum consolidated net worth at the end of any fiscal quarter ending after December 31, 2008 must not be less than 85% of Ashland’s consolidated net worth as of December 31, 2008, after giving effect to any purchase accounting adjustments relating to the Hercules acquisition subsequent to December 31, 2008, increased on a cumulative basis for each subsequent quarter commencing with January 1, 2009 by an amount equal to 50% of Ashland’s U.S. GAAP reported net income (to the extent positive with no deduction for net losses) plus 100% of net cash proceeds of any issuance of equity interests (other than disqualified equity interests).  As of December 31, 2008 Ashland’s consolidated net worth was $3,600 million versus the minimum consolidated net worth of $3,060 million, a difference of $540 million.  As outlined above, this difference would be adversely impacted by any future operating losses, asset impairment, severance or other related charges that reduce Ashland's consolidated net worth.

Ashland projects that cash flows from operations and other available financial resources such as cash on hand and revolving credit should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of each respective financing facility.  These model projections are based on various assumptions that include, but are not limited to:  operational results, working capital cash generation, capital expenditures, pension funding requirements and tax payment and receipts.  Any change in assumptions that would affect these cash flow projections by $100 million would have an approximate .5x effect and .4x effect on the consolidated leverage and fixed charge coverage ratio, respectively.  Any change in debt of $100 million would affect the debt to EBITDA ratio by approximately .15x.

Based on Ashland’s current cash projections any significant change in some of the assumptions used to generate these projections could potentially cause Ashland to not meet certain cash flow requirements.  Ashland is committed to fulfilling its debt obligations under the credit agreement and will evaluate all

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

potential options, including significant divestitures of operating segments, or certain businesses within these segments, that have been identified as non-core businesses of Ashland.  If an Event of Default (as defined in the Senior Secured Credit Facility Agreement) were to occur and continue, the lenders under the credit agreement would have the right to declare the unpaid principal, interest and fees immediately due and payable.  Ashland would also be required to cash collateralize any letter of credit obligations outstanding and exercise any other rights granted to them within the Senior Secured Credit Facility Agreement.  If this were to occur, Ashland would seek to amend the agreement.  There is no guaranty that the lenders would grant this amendment.  As of December 31, 2008, Ashland is in compliance with all covenants imposed by Ashland’s credit facilities.

Auction Rate Securities

At September 30, 2008, Ashland held at par value $275 million student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time the market for auction rate securities has failed to achieve equilibrium.  As a result, Ashland determined that a temporary adjustment of $32 million to the par value of these high quality instruments was required until the liquidity of the market returns.  During the December 2008 quarter, Ashland liquidated $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million, which was the recorded book value of this instrument.  As a result of this sale, as well as Ashland’s current debt structure following the Hercules acquisition and the ongoing impact from the global economic downturn, Ashland determined in December 2008 that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million unrealized loss in the other expenses caption of the Consolidated Statement of Income.  A full valuation allowance was established for this tax benefit since Ashland is not permitted to anticipate future capital gains, therefore, no tax benefit was recognized on this charge.  Ashland’s current estimate of fair value for auction rate securities is based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.  Any 25 basis point change in the discount rate or three month adjustment in the duration assumptions would impact the internal valuation model by approximately $2 million and $3 million, respectively.  At December 31, 2008, auction rate securities carrying value totaled $225 million and were classified as noncurrent assets in the Condensed Consolidated Balance Sheet.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, Ashland has classified these instruments as long-term auction rate securities at December 31, 2008 in Ashland’s Condensed Consolidated Balance Sheet.

Capital resources

During the three months ended December 31, 2008, Ashland has increased total debt by $2,402 million to $2,468 million and stockholders’ equity increased by $398 million to $3,600 million.  The increase in debt, as discussed in Note F of the Condensed Consolidated Financial Statements, was a result of the $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders for the acquisition of Hercules consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan.  The total debt drawn upon the closing of the completed merger was $2,300 million which included amounts used to fund the $594 million extinguishment of certain debt instruments that Hercules held as of the closing date.  The remaining Hercules debt assumed as part of the acquisition was fair valued at $205 million as of the closing date.

The increase in stockholders’ equity resulted from $450 million for the issuance of common shares for the acquisition of Hercules and $13 million from issuance of common shares under stock incentive and other plans, which includes Ashland options issued in lieu of Hercules options in the amount of $10 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

These increases were offset by a $119 million net loss, $59 million in accumulated other comprehensive losses and regular cash dividends of $6 million.  Debt as a percent of capital employed was 41% at December 31, 2008, 2.0% at September 30, 2008 and 2.1% at December 31, 2007.

On November 20, 2008, the Board of Directors of Ashland declared a quarterly cash dividend of 7.5 cents per share, payable December 15, 2008, to shareholders of record at the close of business on December 1, 2008.  This is reduced from the previous quarterly dividend of 27.5 cents per share.  In total, the reduction is expected to decrease Ashland’s annual cash outflow for dividends by approximately $60 million.  In conjunction with Ashland’s new debt facilities, Ashland is now subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, if certain qualifying income levels are not reached.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits:  $300 million in fiscal year 2009, $310 million in fiscal year 2010, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.

Per the Senior Secured Credit Facility Agreement, 50% of any capital expenditure amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.  During fiscal 2009, Ashland expects total capital expenditures, including those related to the Hercules businesses, to be approximately $200 million, which is $120 million below the combined actual capital expenditures of $320 million for the previous twelve months for both companies.  During the December 2008 quarter Ashland recorded $38 million for capital expenditures.  Previous to Ashland’s acquisition of Hercules on November 13, 2008, the Hercules businesses incurred capital expenditures of $19 million during October 1 through November 13, 2008 which, per the Senior Secured Credit Facility Agreement, are included in the covenant calculation for fiscal year 2009.

Contractual obligations and other commitments

The following table aggregates Ashland’s obligations and commitments, which includes the former Hercules businesses, to make future payments under existing contracts at December 31, 2008.  Contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable have been excluded.

			2010-	2012-	Later
(In millions)	Total	2009	2011	2013	Years
Contractual obligations
Raw material and service contract
purchase obligations (a)	$3,476	$677	$1,362	$1,437	$-
Employee benefit obligations (b)	422	67	76	78	201
Operating lease obligations (c)	307	63	101	71	72
Debt (d)	2,468	313	182	241	1,732
Unrecognized tax benefits (e)	122	14	-	-	108
Total contractual obligations	$6,795	$1,134	$1,721	$1,827	$2,113

Other commitments
Letters of credit (f)	$119	$119	$-	$-	$-

(a)	Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2009, as well as projected benefit payments through 2018 under Ashland’s unfunded pension and other postretirement benefit plans.  See Note L of Notes to Condensed Consolidated Financial Statements for additional information.

(c)	Includes leases for office buildings, retail outlets, transportation equipment, warehouses and storage facilities and other equipment.
(d)
Excludes expected interest charges due to the inherent limitations in projecting future variable interest rates and unscheduled debt payments.  Capitalized lease obligations are not significant and are included in debt.  For further information see Note F of Notes to Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

(e)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits.  Therefore, these amounts were principally included in the “Later Years” column.

(f)	Ashland issues various types of letters of credit as part of its normal course of business. For further information see Note F of Notes to Condensed Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Long-lived assets

During the December 2008 quarter Ashland recorded goodwill of approximately $1,732 million and indefinite-lived intangible assets of $255 million in connection with recording the purchase of Hercules in November 2008.  One new reporting unit, Functional Ingredients, was created as a result of this transaction, while the existing Water Technologies reporting unit had a significant business of Hercules added to it.  Functional Ingredients recorded $1,172 million of goodwill and $104 million of indefinite-lived intangible assets while Water Technologies recorded $560 million of goodwill and $151 million of indefinite-lived intangible assets.

Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of July 1 and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Such tests are completed separately with respect to the goodwill and intangible assets with indefinite lives for each of Ashland’s reporting units, which are operating segments or business units within these operating segments.

At December 31, 2008 Ashland performed a consolidated business review to determine if such events or circumstances existed as of this date.  Upon this review Ashland determined that based on the current global economic environment and the significant decline in Ashland’s market capitalization compared to the recorded equity value, a potential indicator of impairment may exist.  As a result, Ashland performed further evaluation of all reporting units and determined that the two reporting units within the Performance Materials operating segment required completion of a formal impairment assessment.  The Consumer Markets reporting unit was deemed to not require performance of a formal assessment based on its current cash flow.  Ashland did not deem a valuation necessary for the Functional Ingredients and Water Technologies reporting units due to the recent acquisition on November 13, 2008 that created the goodwill reported in these units.

The further evaluation of the two reporting units in Performance Materials resulted in a determination that one reporting unit had a fair value significantly higher than its current recorded value based upon various valuation methodologies while the other reporting unit had a fair value that exceeded the carrying value by approximately 10%.  As such, no impairment was determined to exist and Ashland did not recognize a goodwill impairment at December 31, 2008.  Despite this excess, impairment charges could still occur in future periods if a divestiture decision, change in assumptions or other significant economic event were made or occurred with respect to a particular business included in this or other reporting units.

Certain valuation model techniques and methodologies were used in valuing the Performance Materials reporting units.  Since market prices of Ashland’s reporting units are not readily available, management makes various estimates and assumptions in determining the estimated fair values of those units.  Historically, Ashland has initially used a market multiples valuation technique.  Fair values are based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of peer group companies for each of these reporting units and, as deemed necessary, a discounted cash flow model.  Based upon the current market conditions Ashland determined that a discounted cash flow model was a more reflective valuation model to currently determine a business’ fair market value.  The discounted cash flow model is highly reliant on various assumptions, some of which include: forecasted business results and future industry direction, terminal growth factors and discount rates.  Ashland uses assumptions that it deems to be conservative estimates of likely future events.  Based on the assumptions used for the one Performance Materials reporting unit that was not significantly over the carrying value, a 1% negative change in any one

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

of the assumptions made would have resulted in a fair value at, or slightly below, Ashland’s current carrying value of this reporting unit.

Ashland recognizes that its current market capitalization is significantly below the carrying value of equity and the cumulative internal enterprise valuation models.  However, the assumptions and determinations used to fair value Ashland's reporting units have been based on valuation methodologies, principles and practices standard within the current market place for valuing businesses.  Based on global economic uncertainty and the ability to successfully integrate the Hercules businesses within this environment, Ashland's valuation assumptions could change and result in an impairment charge on any of the assets currently classified as having indefinite life, including goodwill.  Due to the significant amount of assets currently classified with an indefinite life, which primarily consists of $1,987 million recorded as a result of the Hercules acquisition, such impairments could impact our ability to comply with our minimum consolidated net worth covenant, which is disclosed further in Note F.

Employee benefit obligations

Ashland and its subsidiaries sponsor contributory and noncontributory qualified and non-qualified defined benefit pension plans that cover substantially all employees in the United States and in a number of other foreign countries.  In addition, the companies also sponsor unfunded postretirement benefit plans, which provide health care and life insurance benefits for eligible employees who retire or are disabled.  In November 2008, in conjunction with the purchase of Hercules, Ashland inherited approximately $195 million and $121 million of liabilities associated with qualified and non-qualified defined benefit pension plans and postretirement plans, respectively.  Ashland’s pension liability and annual expense calculations are based on a number of key assumptions including the discount rate at which obligations can be effectively settled and the expected long-term rate of return on plan assets.

Consistent with Ashland’s historical policy, fiscal 2009 expense for both legacy (non-Hercules) U.S. and legacy non-U.S. pension plans was determined using the discount rate as of the beginning of the fiscal year, which amounted to a weighted-average rate of 7.81% for 2009.  The weighted-average long-term expected rate of return on assets was assumed to be 7.62% for 2009.  As a result, Ashland estimated total legacy fiscal 2009 pension costs to be approximately $55 million.

At December 31, 2008, discount rates declined from the record levels experienced at September 30, 2008 to the historical average of approximately 6%.  This potential change in discount rate could yield an additional $25 million in expense for fiscal 2010 if plan net asset investment returns continue to decline until remeasurement at September 30, 2009.  Upon any remeasurement of Ashland’s current pension and other postretirement assumptions, significant additional liabilities could be recorded, which may impact certain financial covenants.

Based on provisions established by the Pension Protection Act of 2006, Ashland is required to maintain a 94% funded level for both its legacy and Hercules pension plans by September 30, 2009.  At the end of fiscal 2008, both the Ashland and Hercules pension trusts were 92% funded as required with credit balance reserves to use in future periods; therefore, no cash contribution for either plan is currently required in fiscal 2009.  To the extent that asset returns continue to deteriorate, a significant cash contribution may be required in fiscal 2010.

Other

During the December 2008 quarter, Ashland adopted the provisions of FAS 157 as discussed in Note B of Notes to Condensed Consolidated Financial Statements.  There have been no other material changes in the critical accounting policies described in Management’s Discussion and Analysis (MD&A) in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  For a discussion of Ashland’s asbestos-related litigation and environmental remediation matters, see Note O of Notes to the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

OUTLOOK

The acquisition of Hercules on November 13, 2008 was a significant event in Ashland’s history.  This acquisition propels Ashland to a global leadership position with expanded capabilities and growth potential in specialty resins, specialty additives and functional ingredients, and paper and water technologies.  While the strategic reasons for the acquisition are sound, the current global economic environment has created significant near-term challenges for the company.

Functional Ingredients (Aqualon) will continue to be affected by the global construction market whose weakened demand has resulted in depressed volumes for the first time in recent memory.  While it is difficult to anticipate the magnitude of the volume decline, actions are being taken to better position the business should current economic conditions persist.  Capacity reductions have occurred on several lines including one in Doel, Belgium and another in Jiangmen, China; conversely, selective opportunities are expected to yield increased capacity in others such as the new, low-molecular-weight line at Doel and a new Aquaflow line at Kenedy, Texas.  As a result, the second quarter of 2009 is expected to post volumes above first quarter levels, but below recent trends for this business.  In the interim, Ashland continues to integrate the business.  A number of cost reduction initiatives are underway which are expected to improve margins when coupled with pricing actions taken to date and continued focus on new product launches.

Water Technologies continues its focus on cost reduction and the rapid capture of savings from the integration of the Hercules paper and Ashland water businesses.  The redesign activities within Ashland’s legacy water business initiated in fiscal 2008 and continued in fiscal 2009 resulted in a noticeable increase in income in the first quarter.  Such efforts include actively exploring make-versus-buy decisions on a number of products, which may result in Ashland plant closures.  In addition, 35% to 40% of full service and municipal contracts were successfully negotiated in the first quarter of 2009, which should recapture some price recovery of increased raw material costs.  Moving forward, these new contracts are expected to partially offset lower volumes and potential currency effects resulting from the weakened global economy, particularly in Europe and China.

Performance Materials will continue to be challenged by the difficult conditions in the North American construction, transportation, and recreational marine markets and the deterioration of economic conditions in Europe.  To maintain competitiveness during the economic downturn, numerous cost initiatives were implemented in fiscal 2008 and are continuing in fiscal 2009.  Additional actions will be taken in the second quarter to reduce the cost structure as another $16 million in costs on a run-rate basis will be removed from the business, including further capacity reductions in the U.S. and Europe as well as continued implementation of selling, general and administrative cost reductions.  This would increase the total run-rate savings achieved to $51 million, or 84%, of the total expected savings from this business.  These efforts, coupled with recent raw material cost reductions, position Performance Materials to maintain margins in this weak economic environment.

Despite persistent volume declines in the overall lubricant market as a result of the global economic downturn, Consumer Markets matched its same quarter EBITDA in fiscal 2009 compared to fiscal 2008.  The sluggish North American transportation market was instrumental in softening the base oil market during the first quarter.  As a result, the second quarter of 2009 should benefit from a decline in raw material costs.  While the benefit will be partially offset by price decreases announced for early January, the net impact will bring positive margin improvement.  At the same time, market demand is expected to strengthen but still remain below prior year primarily due to the global economic decline.  This business continues to demonstrate its ability to outperform the market as evidenced by improved same store sales of 9% in the first quarter of 2009 at the Valvoline Instant Oil Change® business.  In addition, significant merchandising commitments from major retailers and newly acquired substantial national-accounts should strengthen this business in the key spring and summer driving seasons.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Distribution’s future performance will continue to be affected by weakness in North American industrial output, particularly from the core markets of building and construction, coatings, automotive and marine.  The volume in this business is predominantly contingent upon these U.S. industrial sectors, and continued demand reductions are anticipated in the second quarter as customers reduce purchases and manage working capital.  However, the current softening of finished goods costs, coupled with the pricing discipline established during the past four quarters, should assist in maintaining and possibly improving margins.  In addition, Distribution’s leadership position and logistics capabilities position this business to provide added value to suppliers as both a sales channel to applicable markets and a potential supply chain partner.  With suppliers reducing sales forces, coupled with its broad product offering to customers, Distribution is well-positioned to capitalize on more opportunities with both customers and suppliers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2008 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

(b)
During the quarter ended December 31, 2008, Ashland completed its purchase of Hercules.  Although management believes appropriate internal controls and procedures have been maintained, Hercules’ controls and procedures for the recording, processing, and summarizing of financial information have not been fully evaluated by Ashland’s management as of December 31, 2008.  As such, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness related to Hercules businesses.  Otherwise, there were no other significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonable likely to materially affect, Ashland’s internal control over financial reporting.

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

Ashland’s wholly owned subsidiary, Hercules Incorporated (“Hercules”) is also subject to liabilities from asbestos-related personal injury lawsuits involving claims which typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of the Hercules’ former subsidiaries to a limited industrial market.

Ashland and Hercules are also defendants in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by Ashland or Hercules.

For additional information regarding liabilities arising from asbestos-related litigation, see Note O of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.

Environmental Proceedings

(1) CERCLA and Similar State Law Sites – Under the federal Comprehensive Environmental Response, Compensation and Liability Act (as amended) (“CERCLA”) and similar state laws, Ashland and Hercules may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of December 31, 2008, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 62 and 43, respectively, waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (“USEPA”) or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2) TSCA Audit – On April 30, 2007, in an action initiated by Ashland, Ashland signed a Consent Agreement and Final Order (“CAFO”) with the USEPA pursuant to which Ashland will conduct a compliance audit in accordance with Section 5 and Section 13 of the Toxic Substance Control Act (“TSCA”).  TSCA regulates activities with respect to manufacturing, importing and exporting chemical substances in the United States.  Pursuant to the CAFO, Ashland will report any violations discovered.  In addition, the CAFO provides for certain reduced penalties for discovered violations.  While it is reasonable to believe the penalties for violations reported could exceed $100,000 in the aggregate, any such penalties should not be material to Ashland.  The audit is expected to be completed by July 2009.

(3)  United States of America v. Vertac Chemical Corporation, et al. – This case, a cost-recovery action commenced in 1980 and based upon the CERCLA, as well as other statutes, involves liability for costs incurred by the USEPA in connection with the investigation and remediation of the Vertac Chemical Corporation (“Vertac”) site in Jacksonville, Arkansas.  Following extended litigation and appeals, a final judgment against Hercules for $124.5 million was entered in 2005 by the U.S.  District Court for the Eastern District of Arkansas, and ultimately upheld by the appellate courts.  Following payment of the judgment, on July 20, 2007, Hercules received a claim from the USEPA seeking reimbursement of approximately $19 million for response costs incurred since June 1, 1998.  Hercules agreed to resolve USEPA’s claim for those additional response costs, including interest, for $14.5 million.  Following a public comment period, this settlement was approved by the court on December 23, 2008 and paid on January 7, 2009.

(4)  Multi-Media Environmental Compliance Investigation – In April 2005, Hercules’ Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance investigation by the USEPA and the Virginia Department of Environmental Quality (“VADEQ”), and in April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act compliance investigation by USEPA and the VADEQ.  In April 2008, the results of both investigations were provided to Hercules.  The results of both investigations uncovered areas of potential noncompliance with various environmental requirements which are being evaluated.  At this time, the potential liability, if any, with respect to these matters cannot reasonably be estimated.

(5)  Naval Weapons Industrial Reserve Plant – The Naval Weapons Industrial Reserve Plant in McGregor, Texas (the “Site”), is a government-owned facility which was operated by various contractors on behalf of the U.S. Department of the Navy (the “Navy”) from 1942 to 1995.  Hercules operated the Site from 1978 to 1995.  The U.S. Department of Justice, on behalf of the Navy, has advised Hercules and other former contractors that, pursuant to CERCLA, the Government has incurred costs of over $50 million with respect to certain environmental liabilities which the Government alleges are attributable, at least in part, to Hercules’ and the other former contractors’ past operation of the Site.  Hercules and the other former contractors have executed a tolling agreement with the Government and have been engaged in discussions with the Government concerning the Site.  The investigation undertaken to date shows that there may be substantial defenses to the Government’s claims.  At this time, the potential liability, if any, with respect to this Site cannot reasonably be estimated.

For additional information regarding environmental matters and reserves, see Note O of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.

MTBE Litigation

Ashland is a defendant along with many other companies in a small number of cases alleging methyl tertiary-butyl ether (“MTBE”) contamination in groundwater.  These cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings.  The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for introducing a defective product into the stream of commerce.  Ashland’s involvement in these cases relates to gasoline containing MTBE allegedly produced and sold by Ashland, or one or more of its subsidiaries, in the period prior to the formation of Marathon Ashland Petroleum LLC (“MAP”).  Ashland only distributed gasoline containing MTBE in a limited number of states and has been dismissed in a number of cases in which it was established that Ashland did not market gasoline containing MTBE in the state or region at issue.  The MTBE cases seek both compensatory and punitive damages under a variety of statutory and common law theories.  The potential impact of these cases and any future similar cases is uncertain.

Agent Orange Litigation

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

ITEM 1A.  RISK FACTORS

During the period covered by this report, a change to one of the risk factors previously disclosed in Ashland’s Form 10-K for the year ended September 30, 2008 has been identified.  The previous disclosure with regard to economic downturns and cyclical business risks is hereby deleted and replaced with the following:

Several of Ashland’s businesses are cyclical in nature, and economic downturns or declines in demand, particularly for certain durable goods, may negatively impact its revenues and profitability.

Ashland’s revenues and profitability are susceptible to downturns in the economy, particularly in those segments serving the housing, construction, automotive, paper and marine industries.  Both overall demand for Ashland’s products and services and its profitability will likely change as a direct result of an economic recession, inflation, changes in hydrocarbon (and its derivatives) and other raw materials prices or changes in governmental monetary or fiscal policies.  A number of Ashland’s customers in the housing, automotive, paper and certain other industries are experiencing increasing financial and production stresses, which may lead to decreased demand for Ashland’s products by these customers and could affect Ashland’s margins on products sold.  Further decline in these industries could have a significant adverse effect on Ashland’s business, results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 13, 2008 Ashland delivered a notice of redemption to holders of $2.173 million in aggregate principal amount of its outstanding 8% Convertible Subordinated Debentures Due 2010 (the “Debentures”).  The right of holders to convert outstanding Debentures terminated on November 28, 2008 pursuant to the provisions of the indenture governing the Debentures.  For holders electing to exercise their conversion right, each $1,000 of principal amount of Debentures was converted into $1,248.32 in cash, without interest, and 6.2416 shares of Ashland Common Stock.  The number of shares of Ashland Common Stock issued as a result of the conversion of Debentures by electing holders totaled 9,528 shares.  The shares issued in the conversion were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 29, 2009, Ashland’s Annual Meeting of Shareholders was held at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m.  The following are the results of the shareholder vote at the meeting:

1)
Roger W. Hale, Vada O. Manager, George A. Schaefer, Jr. and John F. Turner were elected as Class II directors to a three-year term and Mark C. Rohr was elected as a Class III director to a one-year term with the vote totals referenced below.

	Votes
	Affirmative	Withheld
Roger W. Hale	62,417,262	4,129,259
Vada O. Manager	61,923,416	4,623,105
George A. Schaefer	61,918,860	4,627,661
John F. Turner	62,079,029	4,467,492
Mark C. Rohr	58,003,264	8,543,257

Bernadine P. Healy, Kathleen Ligocki, James J. O’Brien, Barry W. Perry, Theodore M. Solso and Michael J. Ward continue to serve as directors.

2)
The appointment of PricewaterhouseCoopers LLP as independent registered public accountants for fiscal year ending September 30, 2009, was ratified by a vote of 65,228,766 shares voting for, 1,076,878 shares voting against, and 240,877 shares abstaining.

3)
A proposal by Ashland’s Board of Directors to amend Ashland’s Articles of Incorporation to provide for majority voting for the election of directors in uncontested elections was approved by a vote of 62,671,827 shares voting for, 3,181,750 shares voting against, and 692,944 shares abstaining.

ITEM 6.  EXHIBITS

(a)	Exhibits

3.1	Third Restated Articles of Incorporation of Ashland and amendment thereto effective February 3, 2009.

10.1	Amendment No. 1 to Ashland Inc. Supplemental Early Retirement Plan for Certain Employees.

10.2	Hercules Incorporated Long Term Incentive Compensation Plan (As Amended and Restated).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

February 9, 2009	/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Third Restated Articles of Incorporation of Ashland and amendment thereto effective February 3, 2009.

10.1	Amendment No. 1 to Ashland Inc. Supplemental Early Retirement Plan for Certain Employees.

10.2	Hercules Incorporated Long Term Incentive Compensation Plan (As Amended and Restated).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.