Form 10-Q
period 2009-03-31
ASHLAND INC.
filed 2009-05-08
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 1-32532

ASHLAND INC.

(a Kentucky corporation)
I.R.S. No. 20-0865835

50 E. RiverCenter Boulevard
P.O. Box 391
Covington, Kentucky 41012-0391
Telephone Number (859) 815-3333

Indicate by check  mark  whether the Registrant: (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑

At March 31, 2009, there were 74,159,149 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2009	2008	2009	2008

SALES AND OPERATING REVENUES	$1,990	$2,059	$3,956	$3,964

COSTS AND EXPENSES
Cost of sales and operating expenses (a)	1,531	1,725	3,172	3,314
Selling, general and administrative expenses (b)	352	292	696	573
	1,883	2,017	3,868	3,887
EQUITY AND OTHER INCOME	5	10	17	21

OPERATING INCOME	112	52	105	98
(Loss) gain on the MAP Transaction (c)	(1)	22	-	22
Net interest and other financing (expense) income	(54)	8	(82)	21
Other expenses (d)	-	-	(86)	-
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	57	82	(63)	141
Income tax expense - Note J	9	10	8	31
INCOME (LOSS) FROM CONTINUING OPERATIONS	48	72	(71)	110
Loss from discontinued operations (net of income taxes) - Note D	-	-	-	(5)
NET INCOME (LOSS)	$48	$72	$(71)	$105

BASIC EARNINGS PER SHARE - Note K
Income (loss) from continuing operations	$.65	$1.14	$(1.00)	$1.76
Loss from discontinued operations	-	-	-	(.09)
Net income (loss)	$.65	$1.14	$(1.00)	$1.67

DILUTED EARNINGS PER SHARE - Note K
Income (loss) from continuing operations	$.65	$1.13	$(1.00)	$1.74
Loss from discontinued operations	-	-	-	(.09)
Net income (loss)	$.65	$1.13	$(1.00)	$1.65

DIVIDENDS PAID PER COMMON SHARE	$.075	$.275	$.15	$.55

(a)
The three and six months ended March 31, 2009 include a $16 million and $37 million, respectively, charge for a one-time fair value assessment of Hercules Incorporated (Hercules) inventory as of the date of the transaction.

(b)
The six months ended March 31, 2009 includes a $10 million charge related to the original valuation of the ongoing research and development projects at Hercules as of the merger date.  In accordance with applicable GAAP and SEC accounting regulations, these purchased in-process research and development costs should be expensed as recognized.  The three and six months ended March 31, 2009 include $5 million and $31 million, respectively, for severance charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.

(c)	“MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation.
(d)
The six months ended March 31, 2009 includes a $54 million loss on currency swaps related to the Hercules acquisition and a $32 million realized loss on auction rate securities, of which $4 million relates to securities sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30	March 31
(In millions - unaudited)	2009	2008	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$203	$886	$847
Available-for-sale securities - Note E	-	-	74
Accounts receivable - (less allowance for doubtful accounts of $41 million and
$46 million at March 31, 2009 and 2008 and $33 million at September 30, 2008)	1,400	1,469	1,498
Inventories - Note H	628	494	545
Deferred income taxes	93	97	68
Other current assets	100	86	83
	2,424	3,032	3,115
INVESTMENTS AND OTHER NONCURRENT ASSETS
Auction rate securities - Note E	214	243	254
Goodwill - Note I	2,088	299	279
Intangibles - Note I	1,293	109	106
Asbestos insurance receivable (noncurrent portion) - Note O	440	428	443
Deferred income taxes	-	154	145
Other noncurrent assets	590	394	421
	4,625	1,627	1,648
PROPERTY, PLANT AND EQUIPMENT
Cost	3,462	2,297	2,178
Accumulated depreciation and amortization	(1,274)	(1,185)	(1,163)
	2,188	1,112	1,015

TOTAL ASSETS	$9,237	$5,771	$5,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note F	$84	$-	$-
Current portion of long-term debt - Note F	94	21	3
Trade payables	752	899	861
Accrued expenses and other liabilities	459	310	272
	1,389	1,230	1,136
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note F	2,084	45	64
Employee benefit obligations - Note L	667	344	259
Asbestos litigation reserve (noncurrent portion) - Note O	796	522	539
Deferred income taxes	218	-	-
Other noncurrent liabilities	540	428	484
	4,305	1,339	1,346

STOCKHOLDERS’ EQUITY	3,543	3,202	3,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,237	$5,771	$5,778

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss) (a)	Total

BALANCE AT SEPTEMBER 30, 2007	$1	$16	$3,040	$97	$3,154
Total comprehensive income (b)			105	67	172
Cash dividends, $.55 per common share			(35)		(35)
Issued 58,964 common shares under
stock incentive and other plans (c)		5			5
BALANCE AT MARCH 31, 2008	$1	$21	$3,110	$164	$3,296

BALANCE AT SEPTEMBER 30, 2008	$1	$33	$3,138	$30	$3,202
Total comprehensive loss (b)			(71)	(39)	(110)
Cash dividends, $.15 per common share			(11)		(11)
Issuance of common shares - Note M		450			450
Issued 651,593 common shares under
stock incentive and other plans (d)		18			18
Other		(4)	(2)		(6)
BALANCE AT MARCH 31, 2009	$1	$497	$3,054	$(9)	$3,543

(a)
At March 31, 2009 and 2008, the accumulated other comprehensive loss (after-tax) of $9 million for 2009 and income (after-tax) of $164 million for 2008 was comprised of pension and postretirement obligations of $105 million for 2009 and $55 million for 2008, net unrealized translation gains of $96 million for 2009 and $223 million for 2008, and net realized losses on available-for-sale securities of $4 million for 2008.

(b)	Reconciliations of net income (loss) to total comprehensive income (loss) follow.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2009	2008	2009	2008

Net income (loss)	$48	$72	$(71)	$105
Pension and postretirement obligation adjustments, net of tax	1	-	2	-
Unrealized translation (loss) gain, net of tax	(99)	35	(61)	71
Unrealized gain (loss) on investment securities, net of tax	-	(4)	20	(4)
Total comprehensive income (loss)	$(50)	$103	$(110)	$172

(c)	Includes income tax benefits resulting from the exercise of stock options of $2 million for the six months ended March 31, 2008.
(d)	Includes $10 million from the fair value of Hercules stock options converted into stock options for Ashland shares.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net (loss) income	$(71)	$105
Loss from discontinued operations (net of income taxes)	-	5
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	156	71
Purchased in-process research and development amortization	10	-
Debt issuance cost amortization	16	-
Deferred income taxes	2	13
Equity income from affiliates	(7)	(11)
Distributions from equity affiliates	4	5
Gain from the sale of property and equipment	-	(1)
Stock based compensation expense	3	5
Gain on the MAP Transaction	-	(22)
Inventory fair value adjustment	37	-
Loss on currency swaps related to Hercules acquisition	54	-
Loss on auction rate securities	32	-
Change in operating assets and liabilities (a)	58	52
	294	222
CASH FLOWS USED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(80)	(85)
Proceeds from the disposal of property, plant and equipment	4	8
Purchase of operations - net of cash acquired	(2,078)	(4)
Proceeds from sale of operations	7	26
Settlement of currency swaps related to Hercules acquisition	(95)	-
Purchases of available-for-sale securities	-	(435)
Proceeds from sales of available-for-sale securities	29	255
	(2,213)	(235)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	2,000	-
Repayment of long-term debt	(645)	(3)
Proceeds from/repayments of issuance of short-term debt	43	-
Debt issuance costs	(137)	-
Cash dividends paid	(11)	(35)
Proceeds from the exercise of stock options	-	2
Excess tax benefits related to share-based payments	-	1
	1,250	(35)
CASH USED BY CONTINUING OPERATIONS	(669)	(48)
Cash provided (used) by discontinued operations
Operating cash flows	3	(5)
Effect of currency exchange rate changes on cash and cash equivalents - Note A	(17)	3
DECREASE IN CASH AND CASH EQUIVALENTS	(683)	(50)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	886	897

CASH AND CASH EQUIVALENTS - END OF PERIOD	$203	$847

(a)     Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These Condensed Consolidated Financial Statements should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  Included within these Condensed Consolidated Financial Statements is a variable interest entity, for which Ashland is now the primary beneficiary, acquired as part of the Hercules Incorporated (Hercules) acquisition where a 40% ownership interest exists, that as of March 31, 2009 had an equity position of $29 million.  Results of operations for the period ended March 31, 2009, are not necessarily indicative of results to be expected for the year ending September 30, 2009.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.  The effect of currency exchange rate changes on cash and cash equivalents, which previously had been classified within operating activities of the Statements of Condensed Consolidated Cash Flows during 2008, has been reclassified as a separate caption within these financial statements.  This reclassification had no impact on operating income, net income, earnings per share or the net change in cash and cash equivalents, as previously reported.

In November 2008, Ashland completed the acquisition of Hercules.  Ashland’s reporting structure, incorporating the former Hercules businesses, is now composed of five reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), previously Hercules’ Aqualon Group, Ashland Hercules Water Technologies (Water Technologies), which includes Hercules’ Paper Technologies and Ventures segment as well as Ashland’s legacy Water Technologies segment, Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Consumer Markets), previously Ashland’s Valvoline segment, and Ashland Distribution (Distribution).  Functional Ingredients is a manufacturer and supplier of specialty additives and functional ingredients derived from renewable resources that are designed to manage the properties of water-based systems.  The restructured Water Technologies business is a global supplier of functional and process chemicals for the paper industry in addition to water treatment chemicals.  See Notes C and P for additional information.

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

NOTE B – NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosures about fair value measurements.  This Statement applies to all other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  FAS 157 became effective for financial assets and liabilities of Ashland on October 1, 2008.  The provisions of FAS 157 related to nonfinancial assets and liabilities will be effective for Ashland on October 1, 2009 in accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157, and will be applied prospectively.  Ashland is currently evaluating the impact that these additional provisions will have on the Condensed

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – NEW ACCOUNTING STANDARDS (continued)

Consolidated Financial Statements.  Fair value disclosures for financial assets and liabilities in connection with the initial adoption of FAS 157 are provided in Note E.

In June 2007, the FASB’s Emerging Issues Task Force issued EITF Issue No. 06-11 (EITF 06-11), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  EITF 06-11 was effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Ashland will prospectively apply EITF 06-11 to applicable dividends declared on or after October 1, 2008.  The adoption of this consensus did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued FAS No. 141(R) (FAS 141R), “Business Combinations” which replaces FAS No. 141 (FAS 141), “Business Combinations.”  As did FAS 141, this revised Statement provides that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  In addition, FAS 141R establishes revised principles and requirements for how Ashland will recognize and measure assets, liabilities and expenses related to a business combination.  This Statement becomes effective for Ashland on October 1, 2009.

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

In March 2008, the FASB issued FAS No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities.”  FAS 161 requires enhanced disclosures for derivative and hedging activities by providing qualitative information about the objectives and strategies for using derivatives, quantitative data about the fair value of the gains and losses on derivative contracts, and details of credit risk related to contingent features of hedged positions.  This Statement also requires additional disclosure concerning the location and amounts of derivative instruments in the Condensed Consolidated Financial Statements and how derivatives and related hedges are accounted for under FAS 133.  FAS 161 became effective on January 1, 2009 and did not have a material impact on Ashland’s disclosures.  See Note E for disclosure information.

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

In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8 (FSP 140-4), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP 140-4 requires additional disclosures about transfers of financial assets.  This Statement was effective for Ashland on December 31, 2008 and did not have a material impact within the financial statement disclosures.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 (FSP 132(R)-1) “Employers’ Disclosures about Postretirement Benefit Plan Assets” which requires additional disclosures such as significant risks within plan assets, investment allocation decisions, fair values by major category of plan assets and valuation techniques.  FSP 132(R)-1 becomes effective for Ashland on January 1, 2010.  Ashland is currently in the process of determining the effect, if any, the adoption of FSP 132(R)-1 will have on the financial statement disclosures.

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

The total merger consideration for outstanding Hercules Common Stock was $2,096 million in cash and $450 million in Ashland Common Stock.  Each share of Hercules Common Stock issued and outstanding immediately prior to the effective time of the Hercules acquisition was converted into the right to receive $18.60 in cash and 0.0930 of a share of Ashland Common Stock, subject to the payment of cash in lieu of fractional shares of Ashland Common Stock.  Ashland exchanged 10.5 million Ashland common shares for the 112.7 million shares of outstanding Hercules Common Stock on November 13, 2008.

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

The purchase price of Hercules, excluding debt assumed, was $2,594 million, including expenses incurred in connection with the transaction, and consisted of the following items:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

Purchase price (in millions)
Cash consideration for stock	$2,096	(a)
Stock consideration	450	(b)
Cash consideration for Restricted Stock Units (RSUs)	5	(c)
Options
Cash-out options	15	(d)
Fair value of Hercules stock options converted into stock options for Ashland shares	10	(e)
Transaction costs	18	(f)
Total purchase price	$2,594

(a)	The cash portion ($18.60) of the merger consideration paid per outstanding share of Hercules Common Stock.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition, as well as adjustments that have been made as a result of ongoing valuations.

Purchase price allocation (in millions)	At November 13 2008
Assets:
Cash	$54
Accounts receivable	355
Inventory	261
Other current assets	32
Intangible assets	1,174
Goodwill	1,737
Asbestos receivable	35
Property, plant and equipment	1,142
Purchased in-process research and development	10
Other noncurrent assets	178
Liabilities:
Accounts payable	(232)
Accrued expenses	(229)
Debt	(786)
Pension and other postretirement obligations	(316)
Environmental	(80)
Asbestos	(338)
Deferred tax - net	(308)
Other noncurrent liabilities	(95)
Total purchase price	$2,594

The purchase price allocation for the acquisition is preliminary and still ongoing.  During the three months ended March 31, 2009, adjustments to the purchase price allocation consisted of an accrual adjustment for transaction costs, deferred taxes and other ongoing fair value valuation adjustments.  The fair value estimates for the purchase price allocation will continue to change as valuations and assessments are completed, primarily within taxes, pensions and other postretirement obligations, asbestos, environmental, property, plant and equipment, and intangible assets, which could take up to one year from the acquisition date.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

Ashland has identified approximately $255 million of certain trade names, primarily related to the Hercules and Aqualon brands that have been designated as indefinite lives.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands as well as their recognition worldwide in the industry.  The remaining $919 million identified finite-lived intangible assets are being amortized over the estimated useful life in proportion to the economic benefits consumed.  Ashland considered the useful lives of the customer relationships, developed technology and product trade names to be 10 to 24 years, 5 to 20 years and 20 years, respectively.  The determination of the useful lives is based upon various accounting studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current Hercules customer base.  The following details the total intangible assets identified.

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

The results of Hercules’ operations have been included in Ashland’s Condensed Consolidated Financial Statements since the November 13, 2008 closing date.  The following unaudited pro forma information assumes the acquisition of Hercules occurred at the beginning of the respective periods presented and excludes certain nonrecurring charges, such as purchase accounting adjustments and other nonrecurring charges associated with the Hercules acquisition, that were deemed necessary to exclude for comparability purposes.

	Three months ended		Six months ended
Unaudited pro forma information	March 31		March 31
(In millions, except per share amounts)	2009	2008	2009	2008
Revenues	$1,990	$2,617	$4,223	$5,063
Income from continuing operations	$63	$43	$80	$72
Net income	$63	$43	$80	$74

Basic earnings per share
Income from continuing operations	$.85	$.59	$1.09	$.98
Net income	$.85	$.59	$1.09	$1.00

Diluted earnings per share
Income from continuing operations	$.85	$.58	$1.08	$.96
Net income	$.85	$.58	$1.08	$.98

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

Divestitures

On December 18, 2008, Ashland completed the closing of a transaction whereby Ashland’s subsidiary, WSP, Inc. (WSP), sold its indirectly held 33.5 percent ownership interest in FiberVisions Holdings, LLC (FiberVisions) acquired by Ashland as part of the Hercules acquisition.  The buyer was WSP’s partner in the venture, Snow Phipps Group, LLC (Snow Phipps), a New York-based private equity firm and the majority owner of FiberVisions.  Ashland received $7 million as the purchase price and also will generate a significant capital loss of approximately $220 million for tax purposes, that could be used to offset future capital gains.  In December 2008, this capital loss benefit was reduced to zero by a deferred tax asset valuation allowance.  A full valuation allowance was established for this tax benefit since Ashland is not permitted to anticipate future capital gains, therefore, no tax benefit was recognized on this transaction.  FiberVisions is a leading global producer of specialty fibers for nonwoven fabrics and textile fibers used in consumer and industrial products.  In 2006, Snow Phipps obtained a controlling interest in FiberVisions through a transaction with WSP, then a subsidiary of Hercules.  WSP retained a minority investor position in the joint venture until its sale in December 2008.

In June 2008, Ashland and Süd-Chemie AG signed a nonbinding memorandum of understanding to form a new, global joint venture to serve the foundries and metal casting industry.  Under the terms of the memorandum, each parent company would hold a 50-percent share of the joint venture.  The new enterprise would combine three businesses:  Ashland’s Casting Solutions, a business unit of Performance Materials, the foundry-related businesses of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), which currently operates as a joint venture.  Ashland and ASK businesses to be contributed recorded revenues of approximately $650 million for fiscal year 2008.  The foundry-related businesses of Süd-Chemie AG to be contributed to the joint venture generated revenues of approximately $400 million for the year ended December 31, 2007.  Preliminary due diligence has been completed; however, due to the current global economic environment, alternative arrangements and structures for the transaction are being considered.

Restructuring

As a result of the Hercules acquisition and the current economic environment, Ashland has implemented an organizational restructuring designed to integrate operational processes and streamline various resource groups and functions to produce greater efficiencies throughout Ashland.

Since the closing date of the Hercules acquisition, Ashland has commenced integration activities, focusing on reducing resources and facilities while maximizing operational efficiencies.  The cumulative effect of the integration and restructuring as of March 31, 2009 has resulted in the elimination of approximately 1,000 employee positions and four plant closings.  As of March 31, 2009, the total restructuring reserve under the program was $46 million, of which $3 million and $26 million for the three and six month periods ended March 31, 2009, respectively, have been charged as an expense and classified within the selling, general and administrative expense caption, with an additional $2 million charged to the cost of sales and operating expense caption relating to accelerated depreciation for plant closings formally approved by management during the March 2009 quarter.  The remaining reserve of $18 million related to severance associated with Hercules personnel and various plant closing costs, which qualified for purchase method of accounting in accordance with FAS 141, and had no effect on the Statements of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods; which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items.  Ashland anticipates completing these restructuring activities during fiscal year 2010.

The following table details at March 31, 2009 the amount of restructuring reserves related to the Hercules integration included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets and the related activity in these reserves during the six months ended March 31, 2009.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

		Plant
		closure/
(In millions)	Severance	other costs	Total
Balance as of September 30, 2008	$-	$-	$-
Restructuring reserve	39	-	39
Balance as of December 31, 2008	39	-	39
Restructuring reserve	3	4	7
Utilization (cash paid or otherwise settled)	(5)	(4)	(9)
Balance at March 31, 2009	$37	$-	$37

In addition, Ashland incurred selling, general and administrative expenses of $4 million and $7 million for the three and six months ended March 31, 2009 for severance charges with an additional $2 million charged to the cost of sales and operating expense caption relating to accelerated depreciation for plant closures, not included in the table above because these programs were associated with other specific operating segment programs and were not individually significant.  Additionally, Ashland inherited Hercules restructuring plans with reserves of $9 million as of November 13, 2008, of which $8 million remained as of March 31, 2009.

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

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary.  In conjunction with the purchase of Hercules in November 2008, Ashland inherited certain asbestos-related liabilities and personal injury lawsuits that have been classified within this caption.  See Note O for further discussion of Ashland’s asbestos-related activity including inherited Hercules obligations.

Components of amounts in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and six months ended March 31, 2009 and 2008.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2009	2008	2009	2008
Loss on disposal of discontinued operations (net of income taxes)
APAC	$-	$-	$-	$(5)

NOTE E – FAIR VALUE MEASUREMENTS

Ashland adopted FAS 157 as of October 1, 2008.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures for instruments measured at fair value.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  FAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

lowest priority to unobservable inputs (Level 3).  An instrument’s categorization within the fair value hierarchy is based upon the lowest level on input that is significant to the instruments fair value measurement.  The three levels within the fair value hierarchy are described as follows.

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

The following table summarizes financial asset instruments subject to recurring fair value measurements as of March 31, 2009.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of March 31, 2009.

		Quoted prices
		in active	Significant
		markets for	other	Significant
	Total	identical	observable	unobservable
	fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$203	$203	$-	$-
Auction rate securities	214	-	-	214
Deferred compensation investments (a)	193	99	94	-
Investments (a)	2	2	-	-
Total assets at fair value	$612	$304	$94	$214

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.

Level 3 instruments

At March 31, 2009, Ashland held at par value $242 million student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time the market for auction rate securities has failed to achieve equilibrium.  As of September 30, 2008, Ashland had recorded, as a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

component of stockholders’ equity, a temporary $32 million unrealized loss on the portfolio.  As of that date, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which are substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.  Ashland’s estimate of fair value for auction rate securities as of September 30, 2008 was based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.

In December 2008, Ashland sold $20 million (par value) auction rate securities for $18 million in cash proceeds and realized a loss of $2 million, which was the recorded book value of these instruments.  As a result of this sale, as well as Ashland’s debt structure following the Hercules acquisition and the ongoing impact from the global economic downturn, Ashland determined in December 2008 that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million temporary unrealized loss as permanent in the other expenses caption of the Statement of Consolidated Income.  A full valuation allowance was established for this tax benefit because for tax purposes Ashland did not have capital gains to offset this capital loss.  For further information on income taxes see Note J.

During the March 2009 quarter, Ashland sold $13 million (par value) auction rate securities for $11 million in cash proceeds which approximated book value.  In addition, Ashland signed an agreement with USB Financial Services, Inc. agreeing to sell a $5 million (par value) auction rate instrument at its par value on or before June 30, 2010.  As a result, Ashland recorded a minimal unrealized gain associated with this settlement.

At March 31, 2009, auction rate securities totaled $214 million and were classified as noncurrent assets in the Condensed Consolidated Balance Sheet.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, Ashland has classified these instruments as noncurrent at March 31, 2009 in the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2008 (par value)	$275
Unrealized losses as of October 1, 2008 included in other comprehensive income	(32)
Recorded balance as of October 1, 2008	243
Transfers in and/or (out) of Level 3	-
Total losses charged in the Consolidated Statement of Income	(32)
Total reversal of losses included in other comprehensive income	32
Sales	(29)
Balance as of March 31, 2009	$214

Derivative and hedging activities

Ashland’s derivative instruments are summarized as follows.

Currency Hedges

Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

currencies to prevent changes in the value of assets and liabilities denominated in currencies other than Ashland’s functional currency (the U.S. dollar) which may create undue earnings volatility.

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expenses caption.  For the three and six months ended March 31, 2009 losses of less than $1 million and gains of $2 million, respectively, were recorded in the Statement of Consolidated Income for these contracts.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The net loss position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of March 31, 2009 was less than $1 million (consisting of a loss of $1 million with a notional amount of $70 million offset by a gain of $1 million with a notional amount of $60 million) and was included in other noncurrent liabilities.  As of March 31, 2009 there were no open foreign currency derivatives which qualified for hedge accounting treatment.

Interest Rate Hedges

During the March 2009 quarter Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  Pursuant to the senior credit agreement (described in more detail in Note F – Debt), within 90 days of November 13, 2008, Ashland was required to enter into and maintain interest rate swap contracts in an amount sufficient to result in not less than 50% of the aggregated outstanding indebtedness for borrowed money (excluding amounts borrowed under the revolving credit facility) being subject to interest at a fixed rate until the maturity thereof, whether by the terms of such indebtedness or by the terms of such interest rate swap contracts for an initial period of no less than three years.

This instrument does not qualify for hedge accounting and therefore gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statement of Consolidated Income within the net interest and other financing (expense) income caption.  As of March 31, 2009, the fair value on the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Condensed Consolidated Balance Sheet.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

	March 31	September 30	March 31
(In millions)	2009	2008	2008
Term loan A, due 2013 (a)	$377	$-	$-
Term loan B, due 2014 (a)	830	-	-
6.60% notes, due 2027 (b)	12	-	-
9.0% Bridge loan, due 2009 (c)	750	-	-
Accounts receivable securitization	40	-	-
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at March 31, 2009 (7.7% to 9.4%)	21	21	21
8.80% debentures, due 2012	20	20	20
6.86% medium-term notes, Series H, due 2009	17	17	17
Hercules Tianpu - term notes, due through 2011 (b)	42	-	-
Hercules Jiangmen - term notes, due through 2010 (b)	18	-	-
6.50% junior subordinated notes, due 2029 (b)	124	-	-
Other	11	8	9
Total debt	2,262	66	67
Short-term debt	(84)	-	-
Current portion of long-term debt	(94)	(21)	(3)
Long-term debt (less current portion)	$2,084	$45	$64

(a)	Senior credit facilities.
(b)	Hercules retained instruments.
(c)	Interim credit agreement.

The scheduled aggregate maturities of debt by fiscal year are as follows: $85 million in 2009, $131 million in 2010, $98 million in 2011, $104 million in 2012 and $137 million in 2013.  Total borrowing capacity remaining under the $400 million revolving credit facility was $280 million, which was reduced by $120 million for letters of credit outstanding at March 31, 2009.  Total short-term debt at March 31, 2009 was $84 million, of which $40 million relates to the associated debt of the accounts receivable facility discussed further in Note G.

The following summarizes each new credit facility Ashland entered into or inherited from Hercules during the six months ended March 31, 2009:

Senior credit facilities

The senior credit agreement provides for an aggregate principal amount of $1,650 million in senior credit facilities, consisting of a $400 million five-year term loan A facility, an $850 million five and one-half year term loan B facility and a $400 million five-year revolving credit facility.

The term loan A facility was drawn in full on November 13, 2008 and is required to be repaid by Ashland in consecutive quarterly installments commencing with the installment due on March 31, 2009, with 15% of the original principal amount to be repaid during each of years one and two, 20% of the original principal amount to be repaid during year three, and 25% of the original principal amount to be repaid during each of years four and five, with a final payment of any outstanding principal and interest on November 13, 2013.  The term loan B facility was drawn in full on November 13, 2008 and is required to be repaid by Ashland in consecutive quarterly installments commencing with the installment due on March 31, 2009, with an aggregate annual amount equal to 1% of the original principal amount of the term loan B facility to be repaid in each of the first five years, 0.25% of the original principal amount of the term loan B facility to be repaid in the first quarter of the sixth year, with the final payment of any outstanding principal and interest on May 13, 2014.  The senior credit facilities have been secured by a first priority security interest in substantially all of the personal property assets, and certain of the real property assets, of Ashland and the subsidiaries who have guaranteed the loans made under the credit agreement, including the capital stock or

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

other equity interests of certain of Ashland’s U.S. and first-tier foreign subsidiaries and a portion of the stock of certain of Ashland’s other first-tier foreign subsidiaries.

At Ashland’s option, the term loan A and B facilities will bear interest at either the alternate base rate or LIBOR, plus the applicable interest margin.  The alternate base rate will be the highest of (1) the Federal Funds Rate as published by the Federal Reserve Bank of New York plus one-half of 1%, (2) the prime commercial lending rate of Bank of America, National Association, as established from time to time and (3) the one-month LIBOR rate.  Interest on alternate base rate loans will be payable quarterly in arrears.  LIBOR will be the British Banker’s Association LIBOR Rate, as published by Reuters (or other commercially available source) and if such rate is not available, then it will be determined by the Administrative Agent at the start of each interest period and will be fixed through such period.  Interest on LIBOR loans will be paid at the end of each interest period, but if any interest period exceeds three months, then interest on LIBOR loans also will be paid every three months.  The alternative base rate can never be lower than 4.25% and LIBOR can never be lower than 3.25%, effectively establishing a floor on the interest rates to be paid.  The applicable margin for the revolving credit facility and the term loan A ranges from 1.75% to 2.75% per annum in the case of base rate loans and 2.75% to 3.75% per annum for LIBOR loans, based upon the Consolidated Leverage Ratio (as defined in the senior credit agreement) with the initial applicable margin of 2.50% in the case of base rate loans and 3.50% in the case of LIBOR loans.  The applicable margin for the term loan B is 3% per annum in the case of base rate loans and 4% for LIBOR loans.  As of March 31, 2009 the interest rate on the term loan A and term loan B were 6.75% and 7.25%, respectively.

Effective April 17, 2009, the senior credit facility was amended to increase the applicable margin for term B loans from 3% to 3.40% for base rate loans and from 4% to 4.40% for LIBOR loans.  Ashland agreed to this increase in exchange for reduced flexibility on behalf of the lenders to convert a portion of the term B loans to interim loans or long-term securities.

The term loan A facility and the revolving credit facility may be prepaid at any time without penalty.  If Ashland refinances or makes an optional prepayment of all or any portion of the term loan B facility, Ashland must pay a prepayment premium equal to either 2% of the principal amount of the term loan B facility prepaid if such prepayment is made on or prior to November 13, 2009, or 1% of the principal amount of the term loan B facility prepaid if such prepayment is made after November 13, 2009 but on or prior to November 13, 2010.  The senior credit facilities are subject to mandatory prepayment with specified percentages of the net cash proceeds of certain asset dispositions, casualty events, extraordinary receipts and debt and equity issuances and with excess cash flow, in each case subject to certain conditions.  During the current March quarter, Ashland repaid $8 million of the term loan A facility and $18 million of the term loan B facility.  Because these payments qualified as mandatory prepayments related to tax receipts, no premium was paid.

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

Hercules retained instruments

Upon completion of the Hercules acquisition, Ashland assumed the following Hercules debt facilities:  6.60% notes due 2027, 6.50% junior subordinated deferrable interest debentures due 2029, Term loans of Hercules Tianpu at rates ranging from 5.31% to 8.41% through 2011, and Term loans of Hercules Jiangmen at rates ranging from 4.62% to 6.97% through 2010.

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

Receivables facility

Ashland entered into a $200 million accounts receivable securitization facility.  As a part of this facility Ashland may sell on an ongoing basis, a portion of its accounts receivable to obtain up to $200 million in cash or letters of credit.  For further information on this facility see Note G.

Covenants and other related items

As a result of the financing and subsequent debt issued to complete the Hercules acquisition, Standard & Poor’s downgraded Ashland’s corporate credit rating to BB- and Moody’s Investor Services downgraded Ashland’s corporate credit rating to Ba2.  In addition, Ashland is now subject to certain restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property, preferential security interest in acquired property, restriction on future dividend payments and applicable insurance coverage as well as negative covenants that include

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

financial covenant restrictions associated with leverage and fixed charge coverage ratios and total net worth and capital expenditure levels.  As of March 31, 2009, Ashland is in compliance with all credit facility covenant restrictions.  The financial covenant restrictions are summarized in the following tables.

The following describes the maximum consolidated leverage ratio permitted under Ashland’s senior credit agreement by associated period:

Maximum
consolidated
leverage ratio
For fiscal quarters ending:
Funding date through September 30, 2009	3.75:1.00
December 31, 2009 through September 30, 2010	3.50:1.00
December 31, 2010 through September 30, 2011	3.00:1.00
December 31, 2011 through September 30, 2012	2.75:1.00
December 31, 2012 and each fiscal quarter thereafter	2.50:1.00

The following describes Ashland’s March 2009 calculation of the consolidated leverage ratio per the senior credit agreement as previously disclosed in a Form 8-K filed on November 21, 2008 and reconciliation of Consolidated EBITDA (as defined by the senior credit agreement) to net income:  Ashland has included certain non-GAAP information below to assist in the understanding of various financial debt covenant calculations.

									Covenant
(In millions, except ratios) (a)	Q3'08	(b)	Q4'08	(b)	Q1'09	Q2'09	Total		ratio
Debt/EBITDA
Consolidated EBITDA	$241		$193		$155	$227	$816
Debt					2,473	2,266	2,266
Debt/EBITDA							2.8	x	3.75	x
									max.

Reconciliation of Consolidated EBITDA:
(In millions)	Q1'09	Q2'09
Net (loss) income	$(119)	$48
Key items excluded (c)	82	(1)
Consolidated interest charges	35	56
Income taxes (benefit) expense	(1)	9
Depreciation and amortization	63	93
Hercules stub-period results (d)	34	-
Other nonrecurring or noncash charges (gains) (e)	61	22
Total consolidated EBITDA	$155	$227

Reconciliation of Debt:
(In millions)	Q1'09	Q2'09
Total debt (long-term and short-term)	$2,468	$2,262
Defeased debt	(31)	(31)
Guarantees (bank and third party)	36	35
	$2,473	$2,266

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008.
(b)	Amounts for Q3’08 through Q4’08 are as prescribed in the senior credit agreement.
(c)	Excludes certain income or costs that have been specifically identified within the senior credit agreement.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

(d)
In accordance with the senior credit agreement, Hercules’ financial results from October 1, 2008 through November 13, 2008, which is the period of time during Ashland’s first quarter that it did not own Hercules, have been included within this calculation.

(e)	Includes certain nonrecurring or noncash transactions, including restructuring and integration charges, defined within the senior credit agreement. Allowable restructuring and integration charges are capped, per the senior credit agreement, at $40 million in any one fiscal year through 2011, but not to exceed $80 million during this three fiscal year period. Ashland has incurred approximately $34 million of restructuring and integration expenses to date in fiscal year 2009.

The permitted consolidated fixed charge coverage ratio as of the end of any fiscal quarter for Ashland is as follows under Ashland’s senior credit agreement.

Minimum
consolidated
fixed charge
coverage ratio
For fiscal quarters ending:
Funding date through September 30, 2010	1.25:1.00
December 31, 2010 through each fiscal quarter thereafter	1.50:1.00

The following describes Ashland’s March 2009 calculation of the fixed charge coverage ratio per the senior credit agreement included in a Form 8-K filed on November 21, 2008:

									Covenant
(In millions, except ratios) (a)	Q3'08	(b)	Q4'08	(b)	Q1'09	Q2'09	Total		ratio
Fixed charge coverage
Consolidated EBITDA	$241		$193		$155	$227	$816
Capital expenditures	57		116		57	42	272
Adjusted interest expense	47		47		51	45	190
Scheduled debt payments	-		-		-	17	17
Adjusted dividend payment	5		6		6	5	22
Fixed charge coverage ratio							2.4	x	1.25	x
									min.

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008.
(b)	Amounts for Q3’08 through Q4’08 are as prescribed in the senior credit agreement.

Under Ashland’s financing facilities, the minimum consolidated net worth at the end of any fiscal quarter ending after December 31, 2008 must not be less than 85% of Ashland’s consolidated net worth as of December 31, 2008, after giving effect to any purchase accounting adjustments relating to the Hercules acquisition subsequent to December 31, 2008, increased on a cumulative basis for each subsequent quarter commencing with January 1, 2009 by an amount equal to 50% of Ashland’s U.S. GAAP reported net income (to the extent positive with no deduction for net losses) plus 100% of net cash proceeds of any issuance of equity interests (other than disqualified equity interests).  As of March 31, 2009 Ashland’s consolidated net worth was $3,568 million versus the minimum consolidated net worth of $3,084 million, a difference of $484 million.  As outlined above, this difference would be adversely impacted by any future operating losses, impairment (including goodwill, intangible assets and property, plant and equipment), pension remeasurement, severance or other related charges that reduce Ashland's consolidated net worth.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits:  $300 million in fiscal year 2009, $310 million in fiscal year 2010, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.  Per the senior credit agreement, 50% of any amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.

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

As part of the receivables securitization facility, Ashland may sell, on an ongoing basis, a portion of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG.  Under the terms of the transfer and administration agreement, CVG may, from time to time, obtain up to $200 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from the conduit investors, the uncommitted investors and/or the committed investors through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  The transfer and administration agreement has an initial term of 364 days and is renewable at the discretion of the investors.  As a result, Ashland classified this borrowing as a short-term debt instrument within its Condensed Consolidated Balance Sheet.  All transfers are accounted for as secured borrowings and the receivables sold pursuant to the securitization facility are included in the Condensed Consolidated Balance Sheet as accounts receivable.  Fundings under the transfer and administration agreement are repaid as accounts receivable are collected, with new fundings being advanced (through daily reinvestments) as new accounts receivable are originated by Ashland and sold to CVG, with settlement generally occurring monthly.  Once accounts receivable are sold to CVG by Ashland, the receivables, related assets and rights to collection are separate and distinct from Ashland’s own assets and are not available to creditors of Ashland.  At March 31, 2009, the outstanding amount of accounts receivable sold by Ashland to CVG was $291 million for which Ashland had drawn $40 million of the approximate $190 million in available funding from qualifying receivables.

NOTE H – INVENTORIES

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the average cost method.  The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30	March 31
(In millions)	2009	2008	2008
Chemicals and plastics	$624	$549	$573
Lubricants	100	127	111
Other products and supplies	38	18	32
Excess of replacement costs over LIFO carrying values	(134)	(200)	(171)
	$628	$494	$545

NOTE I – GOODWILL AND OTHER INTANGIBLES

In accordance with FAS 142, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1.  Due to the global economic environment and the related impacts within the industries Ashland conducts business, as well as the significant decline in Ashland’s market capitalization compared to the March 31, 2009 equity value, Ashland determined that there was a potential indicator to perform an interim impairment analysis.  Ashland performed a review of the current and projected financial performance of its reporting units to determine if specific events or circumstances existed

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

to perform an interim impairment assessment as of March 31, 2009.  Ashland’s evaluation by reporting unit as of March 31, 2009 was as follows:

For the Performance Materials segment, which consists of two reporting units, Ashland updated the interim impairment assessment as of March 31, 2009, because Ashland determined that an event-driven or interim impairment assessment occurred for the two reporting units within Performance Materials due to a significant decline in recent demand, which has caused revenue to decrease by a similar level.  The updated interim impairment assessment of the two reporting units in Performance Materials resulted in a determination that each unit had a fair value higher than their current recorded book value based upon their respective valuations, with the lowest fair value to book value ratio exceeding the carrying value by approximately 25%.  As such, no impairment was determined to exist.

The Consumer Markets reporting unit was deemed to not require an interim impairment assessment based on its performance since Ashland’s July 1, 2008 annual impairment test and the reporting unit’s projected cash flows.

Ashland concluded that an interim impairment assessment was not necessary for the Functional Ingredients and Water Technologies reporting units as of March 31, 2009 due to the recent acquisition of Hercules which created the majority of goodwill relating to these reported units.  However, to validate the continued appropriateness of the valuation of the reporting units following the transaction, Ashland updated the models used to value the Hercules businesses prior to the acquisition with the most recent financial results and assumptions.  This update included the recent decline in performance as a result of the current economic environment, as well as the additional synergy savings and reductions to or delays in capital expenditures which have been identified after the acquisition announcement through Ashland’s continued integration efforts.  These additional synergies and changes in capital expenditures have essentially offset the recent decline in the reporting units’ volume levels.  Upon updating these models, Ashland concluded as of March 31, 2009 there was no indication of a decline in fair value for these reporting units which would require an interim impairment analysis.

Because market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units.  Historically, Ashland has used a market multiples valuation technique.  Fair values were based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of industry peer group companies for each of these reporting units and, as deemed necessary, a discounted cash flow model.  Based upon the current market conditions, Ashland determined that a discounted cash flow model was a more representative valuation model to currently determine a business’ fair value, including the March 31, 2009 event-driven/interim impairment assessment of the Performance Materials reporting units.  The discounted cash flow models are highly reliant on various assumptions, some of which include:  projected business results and future industry direction, long-term growth factors and discount rates.  Ashland uses assumptions that it deems to be conservative estimates of likely future events.  Based on the assumptions used for one of Performance Materials’ reporting units that had a fair value over the carrying value by approximately 25%, a 1% negative change in the most dependent assumption made would have resulted in a fair value over the carrying value by approximately 10%.

Ashland’s assessment of an event that could cause an impairment charge could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: divestiture decision, negative change in discount rates, growth rates or other assumptions, continued economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.  Ashland recognizes that its current market capitalization at March 31, 2009 is significantly below the carrying value of equity.  However, Ashland believes that the assumptions and determinations used to fair value Ashland’s reporting units have been based on valuation methodologies, principles and practices standard within the current market place for valuing businesses.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

Ashland currently has $290 million intangible assets classified as indefinite, of which $255 million related to the recent Hercules acquisition.  Based on global economic uncertainty and the ability to successfully integrate the Hercules businesses within this environment, Ashland’s valuation assumptions could potentially change in the future and result in an impairment charge on any of these assets classified currently as having indefinite lives, including goodwill.  Significant future charges for impairments could impact Ashland’s ability to comply with the  minimum consolidated net worth covenant, which is disclosed further in Note F.

The following is a progression of goodwill by segment for the six months ended March 31, 2009 and 2008.

	Functional	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Distribution	Total
Balance at September 30, 2008	$-	$72	$196		$30	$1	$299
Acquisitions	1,180	557	-		-	-	1,737
Currency translation adjustment	47	13	(8)		-	-	52
Balance at March 31, 2009	$1,227	$642	$188		$30	$1	$2,088

(a)	Goodwill consisted of $34 million and $154 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.

	Functional	Water	Performance	Consumer
(In millions)	Ingredients	Technologies	Materials	Markets	Distribution	Total
Balance at September 30, 2007	$-	$71	$166	$30	$1	$268
Currency translation adjustment	-	3	8	-	-	11
Balance at March 31, 2008	$-	$74	$174	$30	$1	$279

Intangible assets consist of trademarks and trade names, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property.  Intangibles are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 15 to 25 years, intellectual property over 5 to 20 years, customer relationships over 10 to 24 years and other intangibles over 2 to 30 years.  As part of recording the Hercules acquisition during the December 2008 quarter, Ashland recorded $1,174 million in intangible assets of which $255 million were related to indefinite-lived assets.  Ashland reviews amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Intangible assets were comprised of the following as of March 31, 2009 and 2008.

	2009			2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$364	$(23)	$341	$63	$(20)	$43
Intellectual property	340	(30)	310	49	(19)	30
Customer relationships	648	(23)	625	13	(2)	11
Other intangibles	38	(21)	17	36	(14)	22
Total intangible assets	$1,390	$(97)	$1,293	$161	$(55)	$106

Amortization expense recognized on intangible assets for the six months ended March 31 was $34 million for 2009 and $5 million for 2008 and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

As of March 31, 2009, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $290 million and $32 million as of March 31, 2009 and 2008, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

Ashland annually, or as deemed necessary, reviews these assets to determine whether events and circumstances continue to support the indefinite useful life designation.  Estimated amortization expense for future periods is $75 million in 2009 (includes six months actual and six months estimated), $71 million in 2010, $67 million in 2011, $66 million in 2012 and $66 million in 2013.  See Note C for further discussion of Ashland’s goodwill and intangible asset activity.

NOTE J – INCOME TAXES

For the three months ended March 31, 2009 and 2008, Ashland’s effective tax rates were 15.8% and 12.3%, respectively.  For the six months ended March 31, 2009 and 2008, Ashland’s effective tax rate was (12.7%) and 21.7%, respectively.  Ashland does not expect the goodwill identified from the Hercules acquisition to be deductible.  The significant items that generated the variance between the U.S. federal statutory rate and the effective rates are included in the following table.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2009	2008	2009	2008
Income (loss) from continuing operations before income taxes	$57	$82	$(63)	$141
Income tax (benefit) expense computed at U.S. Federal	$20	$29	$(22)	$49
statutory rates (35%)
Increase (decrease) in amount computed resulting from:
Adjustment of statutory rates for projected
annual income	(11)	(3)	(8)	(2)
Resolution, evaluation and reevaluation of tax positions	3	(9)	11	(10)
Gain on MAP transaction	-	(8)	-	(8)
Nondeductible life insurance loss	2	-	8	-
Nondeductible in-process research and development costs	-	-	3	-
APB 23 repatriated earnings (a)	-	-	14	-
Auction rate securities valuation allowance	-	-	10	-
Research and development tax credits	-	-	(3)	-
Other	(5)	1	(5)	2
Income tax (benefit) expense	$9	$10	$8	$31

(a)	Represents repatriation of historical earnings of certain foreign subsidiaries.

During the six month period ended March 31, 2009, Ashland increased its liability for unrecognized tax benefits for continuing operations by $19 million, primarily due to the Hercules acquisition, and decreased its liability for unrecognized tax benefits for discontinued operations by $1 million.  It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlement of ongoing audits.  However, Ashland does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (continued)

Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2009.

(In millions)
Balance at October 1, 2008	$79
Increases related to positions taken on items from prior years	7
Decreases related to positions taken on items from prior years	(7)
Increases related to assumed Hercules positions in the current year	35
Increases related to positions taken in the current year	9
Lapse of statute of limitations	(5)
Settlement of uncertain tax positions with tax authorities	(21)
Balance at March 31, 2009	$97

NOTE K – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 5 million and 2 million for March 31, 2009 and 2008, respectively.

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2009	2008	2009	2008
Numerator
Numerator for basic and diluted EPS – (Loss) income
from continuing operations	$48	$72	$(71)	$110
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	74	63	71	63
Share based awards convertible to common shares	-	-	-	-
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	74	63	71	63

EPS from continuing operations
Basic	$.65	$1.14	$(1.00)	$1.76
Diluted	$.65	$1.13	$(1.00)	$1.74

NOTE L – EMPLOYEE BENEFIT PLANS

For the six months ended March 31, 2009, $9 million had been contributed to the non-U.S. plans and $11 million had been contributed to the U.S. plans.  Ashland expects to make approximately $4 million in contributions to the U.S. plans and approximately $15 million in contributions to the non-U.S. plans during the remainder of fiscal year 2009.  The following table details the components of pension and other postretirement benefit costs.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension benefits		benefits
(In millions)	2009	2008	2009	2008
Three months ended March 31
Service cost	$11	$9	$1	$1
Interest cost	55	24	6	2
Expected return on plan assets	(50)	(28)	-	-
Amortization of prior service credit	-	-	(1)	(1)
Amortization of net actuarial loss (gain)	4	1	(2)	-
	$20	$6	$4	$2

Six months ended March 31
Service cost	$21	$18	$2	$3
Interest cost	99	46	11	6
Expected return on plan assets	(89)	(54)	-	-
Amortization of prior service credit	-	-	(2)	(2)
Amortization of net actuarial loss (gain)	8	2	(3)	(3)
	$39	$12	$8	$4

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

During the first and second quarter of fiscal 2009 the Board of Directors of Ashland announced and paid quarterly cash dividends of 7.5 cents per share to eligible shareholders of record.  The previous quarterly dividend in prior fiscal years had been 27.5 cents per share.  In conjunction with Ashland’s new debt facilities discussed in Note F, Ashland is now subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, if certain qualifying net income levels are not reached.

NOTE N – EQUITY AWARDS

Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value over time or reward superior performance and encourage continued employment with Ashland.  Ashland began expensing stock awards on October 1, 2002 and recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $1 million and $2 million for the three months ended March 31, 2009 and 2008, respectively, and $3 million and $5 million for the six month periods ended March 31, 2009 and 2008, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – EQUITY AWARDS (continued)

Stock options and SARs

Stock options and SARs are granted to employees at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to three years.  Unexercised stock options and SARs lapse ten years after the date of grant.  SARs granted for the six months ended March 31, 2009 and 2008 were 2.3 million and 0.4 million, respectively.  In addition, on November 13, 2008, approximately one million options were converted from previous Hercules stock options into stock options for Ashland shares.  These shares vested upon closing of the acquisition and the fair value of the converted stock options were recognized as a component of the purchase price with no additional amounts recorded as future compensation expense.  See Note C for additional information on the purchase price calculation for Hercules.  As of March 31, 2009 there was $7 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  In accordance with FAS 123(R) Ashland estimates the fair value of stock options and SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one to seven year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends upon grant.  Nonvested stock awards granted for the six months ended March 31, 2009 and 2008 were 166,500 and less than 10,000 shares, respectively.  As of March 31, 2009 there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

Performance shares/units

Performance shares/units are awarded to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Performance measures used to determine the actual number of performance shares/units issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over a three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable accounting guidance.  Nonvested performance shares/units do not entitle employees to vote the shares or receive any dividends thereon.  Performance shares/units granted for the six months ended March 31, 2009 and 2008 were 0.3 million and 0.1 million, respectively.  As of March 31, 2009 there was $4 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES

Ashland asbestos-related litigation

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley, a former subsidiary.

Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Ashland asbestos claims activity, excluding that assumed with the acquisition of Hercules, follows.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Six months ended
	March 31		Years ended September 30
(In thousands)	2009	2008	2008	2007	2006
Open claims - beginning of period	115	134	134	162	184
New claims filed	1	2	4	4	6
Claims settled	(1)	(1)	(2)	(2)	(3)
Claims dismissed	(9)	(18)	(21)	(30)	(25)
Open claims - end of period	106	117	115	134	162

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2009	2008	2008	2007	2006
Asbestos reserve - beginning of period	$572	$610	$610	$635	$571
Reserve adjustment	-	-	2	5	104
Amounts paid	(20)	(21)	(40)	(30)	(40)
Asbestos reserve - end of period	$552	$589	$572	$610	$635

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

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted 51-year model developed with the assistance of HR&A.  Total reserves for asbestos claims were $552 million at March 31, 2009 compared to $572 million at September 30, 2008 and $589 million at March 31, 2008.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes its asbestos reserve represents the best estimate within a range of possible outcomes.  As a part of the process to develop Ashland’s estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

payments and legal defense costs, as well as other variables mentioned previously.  Ashland has estimated that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $1 billion, depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 65% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 83% have a credit rating of B+ or higher by A. M. Best, as of March 31, 2009.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, which is reinsured by Equitas Limited (Equitas).  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers.

At March 31, 2009, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $470 million, of which $71 million relates to costs previously paid.  Receivables from insurers amounted to $458 million at September 30, 2008 and $473 million at March 31, 2008.  During 2008, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers was updated, which caused an additional $8 million increase in the receivable for probable insurance recoveries.

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

Six months ended
(In thousands)	March 31 2009
Open claims - November 13, 2008	27
New claims filed	1
Claims settled	-
Claims dismissed	(1)
Open claims - end of period	27

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the asbestos reserve is presented in the following table.

Six months ended
(In millions)	March 31 2009
Asbestos reserve - November 13, 2008	$233
Purchase accounting reserve adjustment	105
Amounts paid	(6)
Asbestos reserve - end of period	$332

In January 2008, Hercules commissioned an updated study, prepared by a recognized expert at a major national university who is a member of the American Academy of Actuaries with broad experience in estimating asbestos-related liabilities, to take into account the then most current data concerning, among other factors, claims and payment experience.  As a result, Hercules estimated the reasonably possible exposure for these matters as of December 31, 2007 to be a range of $255 million to $750 million.  This range does not include estimates for future legal defense costs.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.  Hercules adjusted its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2007 to $255 million, reflecting the low end of the range noted above in accordance with GAAP.

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

As of Ashland’s acquisition date of Hercules, all of the cash recovered and placed into a trust from the settlements with certain of Hercules’ insurance carriers had been exhausted.  With the addition of estimated defense costs, the total Hercules asbestos reserve will exceed the amount needed to obtain reimbursements pursuant to coverage-in-place agreements with certain other insurance carriers.  Accordingly, Ashland has estimated the amount of future projected costs that will be reimbursable by such insurance and has recorded a $35 million receivable within the noncurrent asbestos insurance receivable caption of the Condensed Consolidated Balance Sheet.

Environmental remediation and asset retirement obligations

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2009, such locations included 97 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 142 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 177 are being actively remediated.

Ashland’s reserves for environmental remediation and asset retirement obligations amounted to $216 million at March 31, 2009 compared to $149 million at September 30, 2008 and $165 million at March 31, 2008, of which $161 million at March 31, 2009, $112 million at September 30, 2008 and $144 million at March 31,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

2008 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.  As a result of the Hercules acquisition on November 13, 2008, Ashland assumed all Hercules’ environmental and asset retirement obligation contingencies.  Hercules’ obligations assumed by Ashland were $80 million, which includes an adjustment of $3 million for different remediation approaches and discount rates previously assumed under Hercules’ valuation models.

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the six months ended March 31, 2009.

(In millions)
Balance at October 1, 2008	$149
Inherited Hercules obligations	80
Settlement payments, net of cost recoveries	(17)
Revised obligation and accretion estimates	4
Foreign currency translation and other changes	-
Balance at March 31, 2009	$216

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At March 31, 2009, September 30, 2008 and March 31, 2008, Ashland’s recorded receivable for these probable insurance recoveries was $38 million, $40 million and $42 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $6 million and $5 million for the six months ended March 31, 2009 and 2008, respectively.  Environmental remediation expense, net of receivable activity, was $4 million and $3 million for the six months ended March 31, 2009 and 2008, respectively.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $350 million, which includes the sites inherited from Hercules.  No individual remediation location is material, as the largest reserve for any site is 10% or less of the remediation reserve.

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

Functional Ingredients provides specialty additives and functional ingredients that manage the physical properties of both aqueous and nonaqueous systems.  The majority of Functional Ingredients’ products are derived from renewable and natural raw materials.

Water Technologies supplies specialty chemicals to the pulp and paper, industrial and institutional, mining, municipal and marine industries.  Water Technologies’ functional, process and water management chemistries are used to improve operational efficiencies, to enhance product quality, to protect plant assets, and to ensure environmental compliance.

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

Consumer Markets is a marketer and supplier of premium-branded automotive and commercial oils, automotive chemicals, automotive appearance products and automotive services, with sales in more than 100 countries under the trademark Valvoline®.  The Valvoline® trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States.  Consumer Markets is also engaged in the “fast oil change” business through owned and franchised service centers operating under the Valvoline Instant Oil Change® name.

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

The following table presents for each segment the sales and operating revenue and operating income for the three and six months ended March 31, 2009 and 2008, and total assets as of March 31, 2009 and 2008, and September 30, 2008.  Results of Ashland’s operating segments are presented based on its management structure and accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland refines its expense allocation methodologies to the operating segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  Ashland fully allocates significant corporate costs, except for certain significant company wide restructuring activities, such as the current restructuring plan related to the Hercules acquisition described in Note C, and other costs or adjustments that relate to former businesses that Ashland no longer operates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2009	2008	2009	2008
SALES AND OPERATING REVENUES
Functional Ingredients	$223	$-	$342	$-
Water Technologies	433	217	751	423
Performance Materials	259	398	583	769
Consumer Markets	407	401	795	781
Distribution	698	1,082	1,551	2,072
Intersegment sales (a)	(30)	(39)	(66)	(81)
	$1,990	$2,059	$3,956	$3,964
OPERATING INCOME (LOSS)
Functional Ingredients	$(3)	$-	$(10)	$-
Water Technologies	13	(2)	7	3
Performance Materials	5	20	11	31
Consumer Markets	66	24	85	44
Distribution	31	13	40	19
Unallocated and other	-	(3)	(28)	1
	$112	$52	$105	$98

(a)	Intersegment sales are accounted for at prices that approximate market value.

	March 31	September 30	March 31
(In millions - unaudited)	2009	2008	2008
TOTAL ASSETS
Functional Ingredients	$3,012	$-	$-
Water Technologies	2,020	495	543
Performance Materials	927	1,080	1,036
Consumer Markets	715	750	735
Distribution	758	1,090	1,122
Unallocated and other	1,805	2,356	2,342
	$9,237	$5,771	$5,778

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are based upon a number of assumptions, including those mentioned within this report.  Performance estimates are also based upon internal forecasts and analyses of current and future market conditions and trends; management plans and strategies; operating efficiencies and economic conditions, such as prices, supply and demand, and cost of raw materials; legal proceedings and claims (including environmental and asbestos matters); and weather.  These risks and uncertainties may cause actual operating results to differ materially from those stated, projected or implied.  Other risks and uncertainties include the possibility that the benefits anticipated from Ashland’s acquisition of Hercules will not be fully realized; Ashland’s substantial indebtedness may impair its financial condition; the restrictive covenants under the debt instruments may hinder the successful operation of Ashland’s business; future cash flow may be insufficient to repay the debt; and other risks that are described in filings made by Ashland with the Securities and Exchange Commission (the “SEC”).  Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved.  This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur.  Other factors, uncertainties and risks affecting Ashland are contained in Ashland’s periodic filings made with the SEC, including its Form 10-K for the fiscal year ended September 30, 2008 and Form 10-Q for the quarter ended December 31, 2008, which are available on Ashland’s Investor Relations website at http://investor.ashland.com or the SEC’s website at www.sec.gov.  Ashland undertakes no obligation to subsequently update or revise the forward-looking statements made in this report to reflect events or circumstances after the date of this report.

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

During the past several years, Ashland has been focused on the objective to create a dynamic, global specialty chemicals company.  In that process, Ashland has divested noncore businesses, redesigned business models, and acquired businesses in growth markets like water and adhesives to enhance Ashland’s specialty chemicals offerings.  Ashland’s recent acquisition of Hercules Incorporated (Hercules), in November 2008, propels the combined new company to a global leadership position with expanded capabilities and promising growth potential in specialty additives and functional ingredients, paper and water technologies, and specialty resins.

Sales and operating revenues (revenues) by region expressed as a percentage of total consolidated revenue was as follows:

	Three months ended		Six months ended
	March 31		March 31
Revenues by Geography (a)	2009	2008	2009	2008
North America	69%	70%	70%	70%
Europe	20%	22%	19%	22%
Asia Pacific	7%	5%	7%	5%
Latin America & other	4%	3%	4%	3%
	100%	100%	100%	100%

(a)	Revenues from the acquired operations of Hercules are included herein from November 14, 2008 through March 31, 2009.

Business segments

As discussed above, Ashland completed the acquisition of Hercules in November 2008.  Following the acquisition, Ashland’s reporting structure, incorporating the former Hercules businesses, is now composed of five reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), previously Hercules’ Aqualon Group, Ashland Hercules Water Technologies (Water Technologies), which includes Hercules’ Paper Technologies and Ventures segment as well as Ashland’s legacy Water Technologies segment, Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Consumer Markets), previously Ashland’s Valvoline segment, and Ashland Distribution (Distribution).  Functional Ingredients is a manufacturer and supplier of specialty additives and functional ingredients derived from renewable resources that are designed to manage the properties of water-based systems.  The restructured Water Technologies business is a global supplier of functional and process chemicals for the paper industry in addition to water treatment chemicals.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The contribution to revenue by each business segment expressed as a percentage of total consolidated revenue was as follows:

	Three months ended		Six months ended
	March 31		March 31
Revenues by Business Segment (a)	2009	2008	2009	2008
Functional Ingredients	11%	n/a	8%	n/a
Water Technologies	21%	10%	19%	11%
Performance Materials	13%	19%	14%	19%
Consumer Markets	20%	19%	20%	19%
Distribution	35%	52%	39%	51%
	100%	100%	100%	100%

(a)	Revenues from the acquired operations of Hercules are included herein as of November 14, 2008, through March 31, 2009.

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

The transaction was valued at $2,594 million and included $786 million of debt assumed in the acquisition.  As part of the financing arrangement for the transaction, Ashland borrowed $2,300 million and retained $205 million in existing debt.

As a result of the financing and subsequent debt incurred to complete the Hercules acquisition, Standard & Poor’s downgraded Ashland’s corporate credit rating to BB- and Moody’s Investor Services downgraded Ashland’s corporate credit rating to Ba2.  In addition, Ashland is now subjected to certain restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property, preferential security interest in acquired property, restriction on future dividend payments and applicable insurance coverage as well as negative covenants that include financial covenant restrictions associated with leverage and fixed charge coverage ratios and total net worth and capital expenditure levels.  As a result of these new covenant restrictions, Ashland’s near-term priorities are to pay down debt by focusing on generating cash and savings from:  increased profitability from sales; reductions in operating expenses, working capital, capital expenditures and dividends; and the sales of non-strategic assets, primarily business divestitures and auction rate securities.

Economic environment

Ashland’s financial performance in fiscal 2009 has continued to be hindered by a decline in demand, a direct result of continued weakness in the global economy, especially within Europe and the U.S.  Ashland experienced volume declines across all business segments, including the operations acquired from Hercules, from 10% to 40% versus the same three and six month periods of the prior year.  Despite this pressure, Ashland was able to manage pricing and reduce costs, leading to improved gross profit margins.  This is particularly evident for Consumer Markets and Distribution, where gross profit margin increased during the three and six months ended March 31, 2009, compared to the same periods of the prior year.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cost-structure efficiency programs

As a result of the Hercules acquisition, the related financing agreement and the current global economic environment, Ashland is implementing an organizational restructuring designed to integrate operational processes and streamline various resource groups and functions in producing greater efficiencies and reducing the overall cost structure.

Ashland is targeting $265 million of run rate cost reductions by the end of fiscal 2009, with over $200 million in actual savings expected to be realized during the current fiscal year within the Statement of Consolidated Income.  Ashland has made significant progress on its cost reduction initiatives and, as of March 31, 2009, total run rate cost savings were $217 million.

Actions taken during fiscal 2009 to immediately reduce costs include:

•	freezing wages and salaries globally for 2009, except where legally mandated otherwise, which is expected to save more than $25 million on a run-rate basis;
•
implementing a two-week furlough program for most U.S. and Canadian based employees, to be completed through June of 2009, and several other job and benefits related actions.  Furlough program savings during the second quarter were $8 million with an estimated benefit of approximately $16 million in the third quarter; and

•
carrying out other cost reduction measures, including various plant and operational efficiencies, totaling $85 million globally, which also includes a significant reduction in travel and entertainment expenses and the closure of Ashland’s corporate aviation department.

Previously announced cost reduction actions include:

•
a $65 million cost structure efficiency initiative, essentially all of which has already been achieved, with an additional $15 million of savings now targeted from the Performance Materials business; and

•
$130 million of synergies resulting from the Hercules acquisition by the end of fiscal 2010, of which $60 million in total run rate cost savings have been realized and an additional $40 million is expected by the end of fiscal year 2009.

The cumulative effect of these restructuring activities has resulted in the elimination of approximately 1,000 employee positions through the end of the March 2009 quarter and in total is currently expected to reduce the global workforce (excluding Valvoline retail employees) by a total of approximately 1,300, or 9% by the end of fiscal 2010.  As of March 31, 2009, the total restructuring reserve under the program was $46 million, of which $3 million and $26 million for the three and six month periods ended March 31, 2009, respectively, were charged as an expense within the Unallocated and Other category and classified within the selling, general and administrative expense caption with an additional $2 million of accelerated depreciation charged to the cost of sales and operating expenses caption during the March 2009 quarter.  The remaining reserve of $18 million related to severance associated with Hercules personnel and various plant closing costs, which qualified for purchase method of accounting in accordance with FAS 141, and had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods; which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items.  Ashland anticipates completing these restructuring activities during fiscal year 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Current Quarter – Ashland recorded net income and income from continuing operations of $48 million, or $.65 per diluted earnings per share, for the three months ended March 31, 2009 as compared to net income and income from continuing operations of $72 million, or $1.13 per diluted earnings per share, for the three months ended March 31, 2008.  Operating income was $112 million for the current quarter as compared to $52 million of operating income for the prior quarter.  Operating income for the current quarter as compared to the prior quarter included an additional $4 million of operating income as a result of the acquisitions of Hercules (on November 13, 2008) and Air Products (on June 30, 2008).  Nonrecurring items during the current quarter impacting operating income include a $16 million charge for a purchase accounting adjustment related to the Hercules acquisition for inventory and $11 million for severance, asset impairment and accelerated depreciation charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.  These charges were partially offset by a currency gain on an intracompany loan of $5 million in the current quarter.  The prior quarter included a $5 million charge for costs associated with the suspension of Ashland’s joint venture with Cargill to manufacture bio-based propylene glycol.  The prior quarter also included a one-time $23 million gain from the partial resolution of certain tax related matters with Marathon Oil Corporation related to the MAP Transaction, which was reported below operating income under the (loss) gain on the MAP Transaction caption of the Statement of Consolidated Income.

Ashland incurred net interest and other financing expense of $54 million for the March 2009 quarter as compared to net interest and other financing income of $8 million in the prior quarter, with the current quarter expense due to interest attributable to the debt issued in conjunction with the financing of the Hercules acquisition.  Ashland’s effective tax rate was 15.8% for the three months ended March 31, 2009 as compared to 12.3% for the prior quarter.

Year-to-Date – Ashland recorded a net loss of $71 million, or ($1.00) per diluted earnings per share, for the six months ended March 31, 2009 as compared to net income of $105 million, or $1.65 per diluted earnings per share, for the six months ended March 31, 2008.  Loss from continuing operations for the six months ended March 31, 2009 was $71 million as compared to income from continuing operations of $110 million in the six months ended March 31, 2008.  During the current period, Ashland incurred a $54 million loss related to cross-currency swaps and a $32 million loss on auction rate securities, which were both reported below operating income within the other expense caption of the Statement of Consolidated Income.  In addition, Ashland incurred net interest and other financing expense of $82 million during the current period as compared to net interest and other financing income of $21 million in the prior period, with the current year expense due to interest attributable to the debt issued in conjunction with the financing of the Hercules acquisition.  Income taxes were affected by the nondeductible portion of the other expense items previously identified as well as the negative effect of certain other tax items, which increased Ashland’s net loss by $30 million.

Operating income for the six months ended March 31, 2009 was $105 million, an increase of $7 million compared to the $98 million in operating income earned during the six months ended March 31, 2008.  The acquisition of Hercules operations reduced operating income by approximately $18 million for the six months ended March 31, 2009, primarily due to $47 million in nonrecurring purchase accounting adjustments related to inventory and in-process research and development.  In addition, Ashland incurred $31 million for severance charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.  These key items, along with significant volume declines across all business segments, hindered operating results as compared to the prior period, but were more than offset by lower raw materials costs and the affects of pricing improvements, particularly among the Consumer Markets and Distribution segments.

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the three and six months ended March 31, 2009 and 2008.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months			Six months
(In millions)	2009	2008	Change	2009	2008	Change
Sales and operating revenues	$1,990	$2,059	$(69)	$3,956	$3,964	$(8)

Current Quarter – Revenues for the three months ended March 31, 2009 decreased $69 million, or 3%, compared to the March 2008 quarter primarily due to significant volume declines of $469 million, or 23%, as operating segments reported volume declines anywhere from 10% to 40% as a result of the global economic slowdown, particularly among the automotive, construction and recreational marine industries.  Unfavorable currency exchange rates added an additional $93 million, or 5%, reduction in revenue with price and mix adding an additional $6 million reduction.  These declines were offset by a $472 million, or 23%, increase in revenues related to the acquired Hercules businesses recorded during the current quarter.  Revenues from the acquisition of Air Products’ pressure sensitive adhesive business and atmospheric emulsions business (Air Products) on June 30, 2008 contributed an additional $27 million, or 1%, in the current quarter.

Year-to-Date – Revenues for the six months ended March 31, 2009 decreased $8 million compared to the prior period.  The current period included $711 million, or 18%, in additional revenues related to the acquired Hercules businesses.  Significant volume declines decreased revenue by $790 million, or 20%, with unfavorable currency exchange rates decreasing revenue by $164 million, or 4%, compared to the prior period.  These declines were partially offset by price and mix increases of $178 million, or 5%, across almost all operating segments as a result of successful price management throughout the current period.  Revenues from the acquisition of Air Products contributed an additional $57 million, or 1%, in the current period.

	Three months			Six months
(In millions)	2009	2008	Change	2009	2008	Change
Cost of sales and operating expenses	$1,531	$1,725	$(194)	$3,172	$3,314	$(142)
Gross profit as a percent of sales	23.1%	16.2%		19.8%	16.4%

Current Quarter – Cost of sales and operating expenses (cost of sales) for the March 2009 quarter decreased $194 million, or 11%, compared to the March 2008 quarter as increases related to the acquisitions of Hercules and Air Products were more than offset by declines in volume and raw material costs and a positive currency exchange impact in the current quarter as compared to the prior quarter.  The acquisitions of Hercules and Air Products represented a $375 million, or 22%, increase in cost of sales for the three months ended March 31, 2009, which includes a nonrecurring charge of $16 million associated with the inventory fair value adjustment of Hercules’ acquired inventory, with change in product mix adding an additional $3 million.  Volume declines reduced cost of sales by $368 million, or 21%, while currency exchange, due to the strengthening of the U.S. dollar, reduced cost of sales by $72 million, or 4%, as compared to the March 2008 quarter.  Declining raw material costs decreased cost of sales by $132 million, or 8%, compared to the prior period.  Gross profit as a percent of sales (gross profit margin) increased by 6.9 percentage points compared to the prior quarter as a result of the acquisition of higher margin businesses, the mix of revenue by operating segment and a realization of improved gross profit margins, particularly in Consumer Markets and Distribution.

Year-to-Date – Cost of sales for the six months ended March 31, 2009 decreased $142 million, or 4%, compared to the prior period as increases related to the acquisitions of Hercules and Air Products were more than offset by significant declines in volume and a positive currency exchange impact in the current period as compared to the prior period.  The acquisitions of Hercules and Air Products represented a $598 million, or 18%, increase in cost of sales for the current period, which includes a nonrecurring charge of $37 million

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

associated with the inventory fair value adjustment of Hercules’ acquired inventory, with change in product mix adding an additional $4 million.  Significant volume declines reduced cost of sales by $627 million, or 19%, while currency exchange, due to the strengthening of the U.S. dollar, reduced cost of sales by $128 million, or 4%, as compared to the prior period.  These decreases were offset by an $11 million, or 1%, increase attributable to raw material cost increases experienced primarily in the December quarter of the current period.  Gross profit margin increased by 3.4 percentage points compared to the prior period as a result of the acquisition of higher margin businesses, the mix of revenue by operating segment and a realization of improved gross profit margins, particularly in Consumer Markets and Distribution.

	Three months			Six months
(In millions)	2009	2008	Change	2009	2008	Change
Selling, general and administrative
expenses	$352	$292	$60	$696	$573	$123
As a % of revenues	17.7%	14.2%		17.6%	14.5%

Current Quarter – Selling, general and administrative expenses for the March 2009 quarter increased 21% compared to the March 2008 quarter with selling, general and administrative expenses as a percent of revenue increasing 3.5 percentage points.  Nonrecurring items impacting the comparability of the March 2009 quarter compared to the March 2008 quarter included a $5 million charge for severance for the ongoing integration and reorganization from the Hercules acquisition, along with other cost reduction programs, offset by a currency gain on an intracompany loan of $5 million in 2009, while 2008 included a $5 million charge for costs related to the suspension of a joint venture project.  The acquisitions of Hercules and Air Products added an additional $119 million in selling, general and administrative expenses (excluding the nonrecurring charges) as compared to the prior quarter.  Currency exchange effects, Ashland’s implemented cost reduction initiatives and other items reduced selling, general and administrative expenses by $54 million from the prior year March quarter.  For further information on cost cutting initiatives see the “Key Fiscal 2009 Developments” discussion within Management’s Discussion and Analysis as well as Note C in the Notes to Condensed Consolidated Financial Statements.

Year-to-Date – Selling, general and administrative expenses for the six months ended March 31, 2009 increased 22% compared to the six months ended March 31, 2008, with selling, general and administrative expenses as a percent of revenue increasing 3.1 percentage points.  Expenses impacting the comparability of the current period as compared to the prior period include a charge of $10 million related to the purchased in-process research and development projects at Hercules as of the acquisition date and $31 million in severance charges primarily due to the ongoing integration and reorganization from the Hercules acquisition.  These charges were offset by a currency gain on an intracompany loan of $5 million in 2009, while 2008 included a $5 million charge for costs related to the suspension of a joint venture project.  The acquisitions of Hercules and Air Products added an additional $172 million in selling, general and administrative expenses (excluding the nonrecurring charges) as compared to the prior period.  Currency exchange effects, Ashland’s implemented cost reduction initiatives and other items reduced selling, general and administrative expenses by $80 million from the prior period.  For further information on cost cutting initiatives see the “Key Fiscal 2009 Developments” discussion within Management’s Discussion and Analysis as well as Note C in the Notes to Condensed Consolidated Financial Statements.

	Three months			Six months
(In millions)	2009	2008	Change	2009	2008	Change
Equity and other income
Equity income	$2	$6	$(4)	$7	$11	$(4)
Other income	3	4	(1)	10	10	-
	$5	$10	$(5)	$17	$21	$(4)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter – Total equity and other income decreased $5 million during the March 2009 quarter compared to the prior year same quarter.  The decrease in the current quarter primarily relates to decreased equity income from Performance Materials joint ventures impacted by the current economic downturn.

Year-to-Date – Total equity and other income decreased $4 million during the six months ended March 31, 2009 compared to the prior period.  The decrease in the current period primarily relates to decreased equity income of joint ventures associated with Performance Materials as discussed above.

	Three months			Six months
(In millions)	2009	2008	Change	2009	2008	Change
(Loss) gain on the MAP Transaction	$(1)	$22	$(23)	$-	$22	$(22)

Current Quarter and Year-to-Date – “MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation.  Ashland recorded a $1 million decrease in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to environmental and other postretirement obligations during the current quarter related to this transaction.  The gain in the prior quarter relates to the settlement with Marathon of certain tax related matters associated with the MAP Transaction, which resulted in a $23 million gain.  This gain was slightly offset by an adjustment in the recorded receivable for future estimated tax deductions related primarily to environmental and other postretirement reserves.

	Three months			Six months
(In millions)	2009	2008	Change	2009	2008	Change
Net interest and other financing
(expense) income
Interest income	$3	$11	$(8)	$11	$26	$(15)
Interest expense	(55)	(2)	(53)	(89)	(4)	(85)
Other financing costs	(2)	(1)	(1)	(4)	(1)	(3)
	$(54)	$8	$(62)	$(82)	$21	$(103)

Current Quarter – The increase in interest expense of $53 million compared to the prior quarter represents interest charges associated with the $2,300 million debt drawn upon the closing of the Hercules acquisition.  In conjunction with the acquisition, interest income also declined as the remaining funding to complete the merger was paid from Ashland’s existing cash on hand.  For further information on this transaction see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note C in the Notes to Condensed Consolidated Financial Statements.  More information on Ashland debt, including rates paid and scheduled maturities can be found in Note F in the Notes to Condensed Consolidated Financial Statements.

Year-to-Date – The increase in interest expense of $85 million from the prior period represents interest charges associated with the $2,300 million debt drawn upon the closing, on November 13, 2008, of the Hercules acquisition which was also increased other financing costs as compared to the prior period.  In conjunction with the acquisition, interest income also declined as the remaining funding to complete the merger was paid from Ashland’s existing liquid investments.

	Three months			Six months
(In millions)	2009	2008	Change	2009	2008	Change
Other expenses
Loss on currency swaps	$-	$-	$-	$54	$-	$54
Loss on auction rate securities	-	-	-	32	-	32
	$-	$-	$-	$86	$-	$86

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date – The other expenses caption included two significant one-time items, both incurred in the first quarter of Fiscal 2009.  The first was a $54 million loss on currency swaps related to the Hercules acquisition which was a hedge against Hercules’ open currency swap positions prior to the acquisition.  The second was a $32 million charge on auction rate securities.  For further information on auction rate securities see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note E in the Notes to Condensed Consolidated Financial Statements.

	Three months			Six months
(In millions)	2009	2008	Change	2009	2008	Change
Income tax expense	$9	$10	$(1)	$8	$31	$(23)
Effective tax rate	15.8%	12.3%		(12.7%)	21.7%

Current Quarter – The effective tax rate of 15.8% for the current quarter reflects Ashland’s current estimate of the expected mix of income to be earned during fiscal 2009, which predominantly is forecasted to be generated within lower tax-rate jurisdictions.  Ashland currently expects the effective tax rate for fiscal 2009 to be comparable to the current quarter.

Year-to-Date – The overall effective tax rate was significantly decreased during the first half of fiscal 2009 due to several key factors.  Using a 35% statutory federal tax rate applied to the loss and income from continuing operations for the six months ended March 31, 2009 and 2008, income taxes would have been a benefit of $22 million in 2009 and a $49 million expense in 2008.  Significant discreet items reducing the benefit for fiscal 2009 included income tax on repatriated foreign earnings of $14 million, a $10 million valuation allowance on auction rate security losses and increases in FIN 48 reserves of $11 million.  In addition, the current year was negatively effected by nondeductible life insurance losses of $8 million and an $8 million positive adjustment for projected annual income earnings related to Ashland’s effective tax rate.  See Note J to the Condensed Consolidated Financial Statements for further information on adjustments during the current and prior year.

	Three months			Six months
(In millions)	2009	2008	Change	2009	2008	Change
Loss from discontinued operations
(net of tax)
APAC loss on sale of operations	$-	$-	$-	$-	$(5)	$5

Year-to-Date – On August 28, 2006, Ashland completed the sale of the stock of its wholly owned subsidiary, Ashland Paving And Construction, Inc. (APAC) to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The operating results and assets and liabilities related to APAC have been previously reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland made adjustments to the gain on the sale of APAC, relating to the tax effects of the sale, during the six months ended March 31, 2008.  Such adjustments may continue to occur in future periods.  Adjustments to the gain are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS –BUSINESS SEGMENTS

Results of Ashland’s business segments are presented based on its management structure and accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland refines its expense allocation methodologies to the operating segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  Ashland fully allocates significant corporate costs, except for certain significant company wide restructuring activities, such as the current restructuring plan related to the Hercules acquisition described in Note C, and other costs or adjustments that relate to former businesses that Ashland no longer operates.

As previously discussed, Ashland’s businesses are managed along five industry segments:  Functional Ingredients, Water Technologies, Performance Materials, Consumer Markets and Distribution.  For additional information see Notes A and P in Notes to Condensed Consolidated Financial Statements.

The following table shows revenues, operating income and operating information by business segment for the three and six months ended March 31, 2009 and 2008.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2009	2008	2009	2008
Sales and operating revenues
Functional Ingredients	$223	$-	$342	$-
Water Technologies	433	217	751	423
Performance Materials	259	398	583	769
Consumer Markets	407	401	795	781
Distribution	698	1,082	1,551	2,072
Intersegment sales	(30)	(39)	(66)	(81)
	$1,990	$2,059	$3,956	$3,964
Operating income (loss)
Functional Ingredients	$(3)	$-	$(10)	$-
Water Technologies	13	(2)	7	3
Performance Materials	5	20	11	31
Consumer Markets	66	24	85	44
Distribution	31	13	40	19
Unallocated and other	-	(3)	(28)	1
	$112	$52	$105	$98

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2009	2008	2009	2008
Operating information
Functional Ingredients (a) (b)
Sales per shipping day	$3.5	$-	$3.7	$-
Pounds sold per shipping day	1.6	-	1.7	-
Gross profit as a percent of sales	22.4%	-	20.0%	-
Water Technologies (a) (b)
Sales per shipping day	$6.9	$3.5	$6.0	$3.4
Gross profit as a percent of sales	32.6%	37.3%	31.6%	38.3%
Performance Materials (a)
Sales per shipping day	$4.1	$6.3	$4.7	$6.2
Pounds sold per shipping day	3.7	4.8	4.0	4.7
Gross profit as a percent of sales	19.5%	18.1%	17.5%	18.1%
Consumer Markets (a)
Lubricant sales gallons	37.7	42.1	70.7	81.9
Premium lubricants (percent of U.S. branded volumes)	29.1%	25.7%	28.2%	24.4%
Gross profit as a percent of sales	32.2%	24.4%	27.1%	24.6%
Distribution (a)
Sales per shipping day	$11.1	$17.2	$12.4	$16.6
Pounds sold per shipping day	14.3	18.9	14.9	18.8
Gross profit as a percent of sales (c)	12.8%	7.7%	10.5%	7.6%

(a)	Sales are defined as sales and operating revenues. Gross profit as a percent of sales is defined as sales and operating revenues, less cost of sales and operating expenses divided by sales.
(b)	Industry segment results from November 14, 2008 forward include operations acquired from Hercules Incorporated.
(c)	Distribution's gross profit as a percentage of sales for the three and six months ended March 31, 2009 and 2008 include a LIFO quantity credit of $11 million and $4 million, respectively.

As previously discussed, Ashland’s financial performance during the current three and six months ended March 31, 2009 have been hindered by declining demand, a direct result of continued weakness in the global economy, especially within Europe and the U.S. and among the automotive, construction and recreational marine industries.  Volume levels were down across all businesses, including operations acquired from Hercules on November 13, 2008, decreasing anywhere from 10% to 40% versus the same three and six month periods of the prior year.  Despite this pressure Ashland has been implementing pricing process improvements, and as a result, overall revenue was down to a lesser extent than volume, as average selling prices were higher versus a year ago.  This coupled with reductions in selling, general and administrative expenses from the cost-structure efficiency programs previously described curtailed the effects of the lost volume during the current three and six months ended period.

Functional Ingredients

Functional Ingredients provides specialty additives and functional ingredients that manage the physical properties of both aqueous and nonaqueous systems.  The majority of Functional Ingredients’ products are derived from renewable and natural raw materials.

Current Quarter – Functional Ingredients, consisting primarily of Hercules’ acquired Aqualon Group, reported an operating loss of $3 million for the March 2009 quarter.  The current quarter included a significant nonrecurring charge of $16 million for an inventory fair value adjustment associated with the purchase accounting of the Hercules acquisition.  Revenues of $223 million were favorably impacted by a $17 million sales transaction, 18% of the product volume in the current quarter, to an oilfield chemical supplier as a result of a change in a long-term supply agreement that resulted in immediate transfer of title to all customer-specific inventory in the current quarter which will be delivered over the next quarter.  Sales per

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

shipping day for the current quarter were $3.5 million and pounds sold per shipping day were 1.6 million.  Gross profit margin of 22.4% was negatively impacted by 8.8% due to the significant one-time sales transaction and nonrecurring inventory charge.  Selling, general and administrative expenses incurred during the quarter were $52 million and represented 23% of revenues.

Year-to-Date – Functional Ingredients reported an operating loss of $10 million for the 138 day period ended March 31, 2009 since Ashland’s acquisition of Hercules.  Current period significant nonrecurring charges included:  a $30 million inventory fair value adjustment and a $5 million charge for purchased in-process research and development associated with the Hercules acquisition.  Revenues reported for the 138 day period were $342 million and included a significant one-time sales transaction to an oilfield chemical supplier in the amount of $17 million previously described, which represented 12% of the product volume for the current period.  Sales per shipping day for the current period were $3.7 million and pounds sold per shipping day were 1.7 million.  Gross profit margin of 20.0% was negatively impacted by 9.7% due to the significant one-time sales transaction and nonrecurring inventory charge.  Selling, general and administrative expenses incurred during the current period were $80 million and represented 23% of revenues.

Water Technologies

Water Technologies supplies specialty chemicals to the pulp and paper, industrial and institutional, mining, municipal and marine industries.  Water Technologies’ functional, process and water management chemistries are used to improve operational efficiencies, to enhance product quality, to protect plant assets, and to ensure environmental compliance.

Current Quarter – Water Technologies reported operating income of $13 million during the March 2009 quarter as compared to an operating loss of $2 million reported during the March 2008 quarter.  Significant volume declines related to the global economic downturn were more than offset by price increases, product mix improvements and reductions within selling, general and administrative expenses.  Revenues increased nearly 100% to $433 million compared to $217 million during the March 2008 quarter, a direct result of the Hercules acquisition, which contributed revenues of $255 million.  Revenue increases were partially offset by a $37 million, or 17%, decline in volume and a $20 million, or 9%, decline attributable to foreign currency, while price increases and product mix improvements contributed an additional $18 million, or 8%, to revenues as compared to the March 2008 quarter.

Gross profit margin decreased 4.7 percentage points to 32.6% for the March 2009 quarter, primarily due to the inclusion of the acquired Hercules Paper Technologies and Ventures business, which has historically been a lower gross profit margin business.  The acquired Hercules business contributed $71 million to gross profit.  Additionally, favorable price and product mix increases more than offset raw material increases contributing an additional $12 million to gross profit.  The significant raw material inflation experienced throughout fiscal 2008 continued to moderate during the current quarter, which coupled with successfully negotiated full service and municipal contracts, more than recaptured the increased raw material costs.  These increases in gross profit were partially offset by a $15 million decline in volume and an $8 million decrease attributable to foreign currency.  Selling, general and administrative expenses increased $46 million during the March 2009 quarter primarily due to a $68 million increase from the acquired operations of Hercules, which was partially offset by reduced selling and administrative expense of $16 million, principally related to operational cost savings from restructuring the business subsequent to the Hercules acquisition, and a $6 million reduction attributable to foreign currency.  Equity and other income increased by $1 million during the current quarter as compared to the prior year same quarter.

Year-to-Date – Water Technologies reported operating income of $7 million for the current period compared to $3 million reported during the prior period.  Significant volume declines related to the global economic downturn were more than offset by price increases and reductions within selling, general and administrative expenses.  Current period results also included several one-time charges related to the Hercules acquisition that included; a $7 million inventory fair value adjustment recorded within the cost of sales caption, a $5 million charge for purchased in-process research and development recorded within the selling, general and administrative caption and a severance charge of $2 million recorded within the selling, general and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

administrative caption.  Revenues increased 78% to $751 million compared to $423 million in the prior period, a direct result of the Hercules acquisition, which contributed revenues of $378 million.  This increase was partially offset by a $45 million, or 11%, decline in volume and a $34 million, or 8%, decline attributable to foreign currency, while price increases contributed an additional $29 million, or 7%, to revenues as compared to the current period.

Gross profit margin decreased 6.7 percentage points to 31.6% for the current period, partially due to the $7 million of previously mentioned nonrecurring purchase accounting charges to cost of sales as well as inclusion of the former Hercules Paper Technologies and Ventures business, which has historically been a lower gross profit business.  The acquired Hercules business contributed $95 million to gross profit while price increases more than offset  raw material increases, contributing an additional $12 million to gross profit.  Other items affecting the gross profit margin included a $17 million decrease in volume and a $14 million decrease attributable to foreign currency.  Overall significant raw material inflation was experienced throughout the period, peaking in October with sequential moderation through March, however, this was more than offset by successfully negotiated full service and municipal contracts that recaptured the increased raw material costs during the period.  Selling, general and administrative expenses increased $72 million during the current period, primarily due to a $103 million increase from the acquired operations of Hercules, which included a $5 million nonrecurring charge for purchased in-process research and development.  This increase was partially offset by a $20 million reduction in selling expense, principally related to operational cost savings from restructuring the business subsequent to the Hercules acquisition, and an $11 million reduction attributable to foreign currency.

Performance Materials

Ashland Performance Materials is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, transportation, marine, metal casting, marine and packaging and converting markets.  It is a technology leader in metal casting consumables and design services; unsaturated polyester and vinyl ester resins and gelcoats; and high-performance adhesives and specialty resins.

Current Quarter – Performance Materials reported operating income of $5 million during the March 2009 quarter, a 75% decrease compared to the $20 million reported during the March 2008 quarter.  Significant volume declines during the quarter, primarily due to the global economic downturn, were partially offset by lower selling, general and administrative expenses.  Revenues decreased 35% to $259 million compared to $398 million during the prior quarter.  Decreases in volume of $135 million, or 34%, due to significant weakness in demand in the automotive, construction and recreational marine markets, currency exchange of $26 million, or 7%, and price of $4 million, or 1%, were the primary factors in the decrease in revenue.  These decreases were partially offset by revenues from the acquisition of Air Products in June 2008, which contributed $26 million, or 7%, to the current quarter revenues.  Excluding the effect of the Air Products acquisition in the March 2009 quarter, revenue decreased 41% and volume decreased 37%.

Gross profit margin during the March 2009 quarter increased 1.4 percentage points to 19.5%, primarily as a result of reductions in manufacturing costs and price margin gains which combined for a $24 million increase in gross profit.  On a sequential basis, gross profit margin increased by 3.6 percentage points versus the December quarter.  However, this was not sufficient to overcome the significant volume declines, which resulted in a $45 million decrease in gross profit.  Foreign currency decreased gross profit by $5 million, but was largely offset by gross profit earned from the acquired operations of Air Products, which added $4 million.  Selling, general and administrative expenses decreased $10 million, or 18%, as compared to the prior quarter, primarily due to a $5 million decrease related to various cost saving initiatives and an $8 million decline in reduced corporate allocations and foreign currency.  Equity and other income decreased $3 million during the March 2009 quarter compared to the March 2008 quarter, primarily due to decreased equity income from various joint ventures impacted by the current economic conditions.

Year-to-Date – Performance Materials reported operating income of $11 million for the current period, a 65% decrease from the $31 million reported during the prior period.  Significant volume declines during the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

period, primarily due to the global economic downturn, were partially offset by lower selling, general and administrative expenses.  Revenues decreased 24% to $583 million compared to $769 million in the prior period.  Decreases in volume of $213 million, or 28%, due to significant weakness in demand in the automotive, construction and recreational marine markets, and currency exchange of $43 million, or 6%, were the primary factors in the decrease in revenue.  These decreases were partially offset by revenues from the acquisition of Air Products which contributed $57 million, or 7%, and price of $13 million, or 2%, to current period revenues.  Excluding the effect of Air Products for the current period, revenue decreased 32%.

Gross profit margin during the current period decreased 0.6 percentage points to 17.5%, primarily due to volume declines, which resulted in a $70 million decrease in gross profit, while foreign currency decreased gross profit by $8 million.  Although over the past two quarters gross profit margin has sequentially increased, this was not sufficient to overcome the significant volume decline during the current period.  However, disciplined price management and aggressive reductions in manufacturing costs contributed to the improved gross profit margin as price increases coupled with raw material cost decreases added $33 million to gross profit.  The acquisition of Air Products also contributed $8 million to gross profit.  Selling, general and administrative expenses decreased $18 million, or 15%, during the current period as compared to the prior period, primarily due to a $9 million decrease related to various cost saving initiatives and a $9 million decline in reduced corporate allocations.  Equity and other income decreased $1 million during the current period compared to the prior period, primarily due to reduced equity income from various joint ventures impacted by the current economic conditions partially offset by increased royalty and service income.

Consumer Markets

Consumer Markets sells premium packaged automotive lubricants, chemicals, appearance products, antifreeze and filters.  In addition, Consumer Markets is engaged in the “fast oil change” business through outlets operating under the Valvoline Instant Oil Change® name.

Current Quarter – Consumer Markets reported record operating income of $66 million during the March 2009 quarter, a 175% increase compared to the $24 million reported during the March 2008 quarter.  Successful implementation of various cost saving initiatives within operations and selling, general and administrative costs as well as gross profit margin improvement led to Consumer Markets’ record performance.  Revenues increased 1% to $407 million compared to $401 million in the prior quarter.  Lower volumes decreased revenue by $41 million, or 10%, as lubricant volume decreased 10% to 37.7 million gallons during the current quarter, which was primarily driven by the Do-It-For-Me market’s installer channel.  These declines in volume were more than offset by increases in pricing of $57 million, or 14%, and a change in product mix sold to more premium lubricants during the quarter, which contributed $7 million, or 2%, compared to the March 2008 quarter.  Currency exchange decreases reduced revenue by $17 million, or 4%.  Valvoline Instant Oil Change® continued to post strong results as company-owned stores increased car counts, increasing same store sales by 9% while the number of open franchise units increased 6%.

Gross profit margin during the March 2009 quarter increased 7.8 percentage points to 32.2%.  Decreases in base oil cost continued to positively impact results causing an increase in gross profit of $43 million.  This increase was partially offset by net volume and mix decreases, reducing gross profit by $5 million and a foreign currency decline of $5 million.  Selling, general and administrative expenses decreased $9 million, or 12%, during the current quarter primarily due to currency exchange decreases of $4 million, reduced incentive compensation and corporate allocations of $3 million, and reduced advertising, travel and entertainment of $2 million.

Year-to-Date – Consumer Markets reported record operating income of $85 million for the current period, a 93% increase compared to $44 million reported during the prior period.  Successful implementation of various cost saving initiatives within operations and selling, general and administrative costs as well as gross profit margin improvement led to Consumer Markets’ record performance.  Revenues increased 2% to $795 million compared to $781 million in the prior period.  Increased pricing of $127 million, or 16%, and a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

favorable change in product mix sold to more premium lubricants during the period of $13 million, or 2%, offset volume declines in revenue of $95 million, or 12%, as lubricant volume decreased 14%, to 70.7 million gallons as compared to the prior period.  Foreign currency declines also reduced revenue by an additional $31 million, or 4%, as compared to the prior period.

Gross profit margin during the current period increased 2.5 percentage points to 27.1%.  Decreases in base oil costs positively impacted results causing an increase in gross profit of $48 million.  This increase in gross profit was offset by net volume and mix decreases reducing gross profit by $16 million and foreign currency declines of $8 million compared to the prior period.  Selling, general and administrative expenses decreased $16 million, or 11%, during the current period primarily due to currency exchange decreases of $6 million, reduced incentive compensation and corporate allocations of $5 million, and reduced advertising, travel and entertainment of $5 million.  Equity and other income increased by $1 million during the current period, primarily due to royalty income.

Distribution

Distribution distributes chemicals, plastics and composite raw materials in North America and plastics in Europe and China.  Distribution also provides environmental services in North America.

Current Quarter – Distribution reported operating income of $31 million during the March 2009 quarter, a 138% increase from the $13 million reported during the March 2008 quarter.  Significant declines in volume, primarily due to the weakness in North American industrial output, were more than offset by an improved gross margin and successful cost savings initiatives within selling, general and administrative expenses.  Revenues decreased 35% to $698 million compared to $1,082 million in the prior quarter.  Pounds sold per shipping day decreased 24% to 14.3 million compared to 18.9 million in the prior quarter as both the plastics line of business and chemicals line of business were affected by overages in market supply as a result of the current economic downturn.  Overall, volume decreases resulted in a $270 million decline in operating revenue with price and currency exchange decreases causing an additional $86 million, or 8%, and $28 million, or 3%, decline, respectively, as recent price increase announcements have been met with limited success during the current quarter.

Gross profit margin during the March 2009 quarter increased 5.1 percentage points to 12.8% and benefited from an $11 million quantity LIFO credit.  Raw material price decreases resulted in a favorable contribution of $39 million to gross profit.  This increase was offset by a $30 million decline in gross profit due to volume declines, as pounds sold per shipping day decreased 24% to 14.3 million compared to 18.9 million in the prior quarter.  Currency exchange caused an additional $3 million decline to gross profit in the current quarter as compared to the March 2008 quarter.  Selling, general and administrative expenses decreased $12 million, or 16%, during the current quarter with decreases in corporate allocations of $4 million, incentive compensation and salaries of $4 million and currency exchange of $2 million as the primary factors.

Year-to-Date – Distribution reported operating income of $40 million for the current period, a 111% increase from the $19 million reported during the prior year same period.  Significant declines in volume, primarily due to the weakness in North American industrial output, was more than offset by an improved gross margin and successful cost savings initiatives within selling, general and administrative expenses.  Revenues decreased 25% to $1,551 million compared to $2,072 million in the prior period primarily as a result of volume declines.  Pounds sold per shipping day decreased 21% to 14.9 million compared to 18.8 million in the prior period, causing a $462 million, or 22%, decline in revenues.  Decreases in foreign currency and price added an additional $59 million, or 3%, decline in revenues as compared to the prior period as recent price increase announcements have been met with limited success during the current period.

Gross profit margin during the current period increased 2.9 percentage points to 10.5% and benefited from an $11 million quantity LIFO credit.  Raw material price decreases resulted in a favorable contribution of $61 million to gross profit.  This increase was offset by a $51 million decrease in gross profit due to volume declines and a $5 million decrease in currency exchange compared to the prior period.  Selling, general and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

administrative expenses decreased $16 million, or 11%, during the current period as compared to the prior period with decreases in corporate allocations and other of $7 million, incentive compensation and salaries of $4 million, and currency exchange of $4 million as the primary factors.

Unallocated and other

Unallocated and other costs were zero for the March 2009 quarter compared to $3 million for the March 2008 quarter.  Costs associated with the March 2009 quarter primarily consisted of $5 million for severance and plant closure charges associated with the ongoing integration and reorganization of the Hercules acquisition which was offset by a currency gain on an intracompany loan of $5 million.  The March 2008 quarter primarily included a $5 million charge for costs associated with Ashland’s joint venture with Cargill to manufacture bio-based propylene glycol, which was suspended due to persistently high glycerin input costs.

Unallocated and other costs were $28 million for the six months ended March 31, 2009 compared to income of $1 million for the six months ended March 31, 2008.  Cost associated with the current period consisted of $28 million for severance and plant closure charges associated with the ongoing integration and reorganization of the Hercules acquisition and $5 million in due diligence costs associated with investment opportunities and other charges, which were offset by a currency gain on an intracompany loan of $5 million.  The six months ended March 31, 2008 included a favorable $8 million change in deferred compensation which was offset by a $5 million charge for costs associated with Ashland’s joint venture with Cargill and other costs including due diligence items of $2 million.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows for the six months ended March 31.

(In millions)	2009	2008
Cash (used) provided by:
Operating activities from continuing operations	$294	$222
Investing activities from continuing operations	(2,213)	(235)
Financing activities from continuing operations	1,250	(35)
Discontinued operations	3	(5)
Effect of currency exchange rate changes on cash and cash equivalents	(17)	3
Net decrease in cash and cash equivalents	$(683)	$(50)

Cash provided by operating activities was $294 million for the six months ended March 31, 2009 as compared to $222 million provided by operating activities in 2008.  The net loss of $71 million for the current six months ended March 31, 2009 included significant noncash charges for the Hercules acquisition inventory fair value adjustment of $37 million, depreciation and amortization expense of $156 million, purchased in-process research and development amortization of $10 million, debt issuance cost amortization of $16 million, a currency swap loss of $54 million and a $32 million loss on auction rate securities.  Cash flows from changes in operating assets and liabilities contributed $58 million in operating cash flows for the current period and was consistent with the prior period of $52 million.  Operating cash flows for the prior year same period included net income of $105 million and a noncash adjustment of $71 million for depreciation and amortization.  The increase in depreciation and amortization expense as compared to the prior period relates to the additional depreciation and amortization associated with the resolution of tangible and intangible assets of the acquired Hercules operations and other acquisition related amortization.  The depreciation from these assets will be included in operations on an ongoing basis through the remainder of their useful lives as determined and as part of the purchase accounting fair value estimates discussed in Note C of Notes to Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash used in investing activities was $2,213 million for the six months ended March 31, 2009 as compared to $235 million used by investing activities in 2008.  The significant cash investing activities for the current period included cash outflows of $2,078 million for the purchase of Hercules’ operations in November 2008, $95 million for the settlement of currency interest rate swap hedges related to the acquisition and $80 million for capital expenditures.  These significant cash investing activities were offset by sales of auction rate securities during the current period resulting in cash proceeds of $29 million.  Significant cash investing activities for the prior period included net purchases of available-for-sale securities of $180 million and $85 million for capital expenditures offset by cash proceeds of $26 million associated with the MAP Transaction.

Cash provided by financing activities was $1,250 million for the six months ended March 31, 2009 as compared to a $35 million cash usage for financing activities in 2008.  Significant cash financing activities for the current period included cash inflows of $2,205 million associated with short-term and long-term financing secured with Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders for the acquisition of Hercules.  This cash inflow for the current period was partially offset by cash used for the extinguishment of certain debt instruments that Hercules held as of the closing date of the acquisition and other debt payments in the amount of $807 million as well as $137 million in debt issue costs paid in connection with securing the financing for the Hercules acquisition.  Cash dividends paid during the current period were $.15 per common share and totaled $11 million, a $24 million reduction as compared to the prior period as a result of the reduction in the $.55 per common share dividend paid during the first six months of 2008.

At March 31, 2009, working capital (excluding debt due within one year) amounted to $1,129 million, compared to $1,823 million at September 30, 2008 and $1,982 million at March 31, 2008.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $134 million at March 31, 2009, $200 million at September 30, 2008 and $171 million at March 31, 2008.  Liquid assets (cash, cash equivalents, current available-for-sale securities and accounts receivable) amounted to 115% of current liabilities at March 31, 2009, compared to 191% at September 30, 2008 and 213% at March 31, 2008.  The decrease in both working capital and liquid assets in the current period is primarily the result of cash on hand used to fund the acquisition of Hercules.  Decreases in both working capital and liquid assets were also affected by auction rate securities classified as noncurrent assets as of March 31, 2009 as opposed to being classified as current assets at March 31, 2008.

The following summary reflects Ashland’s cash, investment securities and debt as of March 31, 2009, September 30, 2008 and March 31, 2008.

	March 31	September 30	March 31
(In millions)	2009	2008	2008

Short-term debt	$84	$-	$-
Long-term debt (including current portion)	2,178	66	67
Total debt	$2,262	$66	$67

Cash and cash equivalents	$203	$886	$847
Available-for-sale securities	$-	$-	$74
Auction rate securities	$214	$243	$254

The scheduled aggregate maturities of debt by fiscal year are as follows:  $85 million in 2009, $131 million in 2010, $98 million in 2011, $104 million in 2012 and $137 million in 2013.  Total borrowing capacity remaining under the $400 million revolving credit facility was $280 million, which was reduced by $120 million for letters of credit outstanding at March 31, 2009.  Total short-term debt at March 31, 2009 was $84 million, of which $40 million relates to the associated debt from the accounts receivable facility discussed further in Note G.  No short-term debt was outstanding at September 30, 2008 or March 31, 2008.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The current portion of long-term debt was $94 million at March 31, 2009, $21 million at September 30, 2008 and $3 million at March 31, 2008.  Based on Ashland’s current debt structure included in Note F of Notes to Condensed Consolidated Financial Statements and assuming interest rates remain somewhat stable, future interest expense could range from approximately $220 million to $260 million based on applicable fixed and floating interest rates.

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

Maximum
consolidated
leverage ratio
For fiscal quarters ending:
Funding date through September 30, 2009	3.75:1.00
December 31, 2009 through September 30, 2010	3.50:1.00
December 31, 2010 through September 30, 2011	3.00:1.00
December 31, 2011 through September 30, 2012	2.75:1.00
December 31, 2012 and each fiscal quarter thereafter	2.50:1.00

The following describes Ashland’s March 2009 calculation of the consolidated leverage ratio per the senior credit agreement as previously disclosed in a Form 8-K filed on November 21, 2008 and reconciliation of Consolidated EBITDA (as defined by the senior credit agreement) to net income.  Ashland has included certain non-GAAP information below to assist in the understanding of various financial debt covenant calculations.

									Covenant
(In millions, except ratios) (a)	Q3'08	(b)	Q4'08	(b)	Q1'09	Q2'09	Total		ratio
Debt/EBITDA
Consolidated EBITDA	$241		$193		$155	$227	$816
Debt					2,473	2,266	2,266
Debt/EBITDA							2.8	x	3.75	x
									max.

Reconciliation of Consolidated EBITDA:
(In millions)	Q1'09	Q2'09
Net (loss) income	$(119)	$48
Key items excluded (c)	82	(1)
Consolidated interest charges	35	56
Income taxes (benefit) expense	(1)	9
Depreciation and amortization	63	93
Hercules stub-period results (d)	34	-
Other nonrecurring or noncash charges (gains) (e)	61	22
Total consolidated EBITDA	$155	$227

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Reconciliation of Debt:
(In millions)	Q1'09	Q2'09
Total debt (long-term and short-term)	$2,468	$2,262
Defeased debt	(31)	(31)
Guarantees (bank and third party)	36	35
	$2,473	$2,266

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008.
(b)	Amounts for Q3’08 through Q4’08 are as prescribed in the senior credit agreement.
(c)	Excludes certain income or costs that have been specifically identified within the senior credit agreement.
(d)	In accordance with the senior credit agreement, Hercules’ financial results from October 1, 2008 through November 13, 2008, which is the period of time during Ashland’s first quarter that it did not own Hercules, have been included within this calculation.
(e)	Includes certain nonrecurring or noncash transactions, including restructuring and integration charges, defined within the senior credit agreement. Allowable restructuring and integration charges are capped, per the senior credit agreement, at $40 million in any one fiscal year through 2011, but not to exceed $80 million during this three fiscal year period. Ashland has incurred approximately $34 million of restructuring and integration expenses to date in fiscal year 2009.

The permitted consolidated fixed charge coverage ratio as of the end of any fiscal quarter for Ashland is as follows under Ashland’s senior credit agreement.

Minimum
consolidated
fixed charge
coverage ratio
For fiscal quarters ending:
Funding date through September 30, 2010	1.25:1.00
December 31, 2010 through each fiscal quarter thereafter	1.50:1.00

The following describes Ashland’s March 2009 calculation of the fixed charge coverage ratio per the senior credit agreement included in a Form 8-K filed on November 21, 2008:

									Covenant
(In millions, except ratios) (a)	Q3'08	(b)	Q4'08	(b)	Q1'09	Q2'09	Total		ratio
Fixed charge coverage
Consolidated EBITDA	$241		$193		$155	$227	$816
Capital expenditures	57		116		57	42	272
Adjusted interest expense	47		47		51	45	190
Scheduled debt payments	-		-		-	17	17
Adjusted dividend payment	5		6		6	5	22
Fixed charge coverage ratio							2.4	x	1.25	x
									min.

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008.
(b)	Amounts for Q3’08 through Q4’08 are as prescribed in the senior credit agreement.

Under Ashland’s financing facilities, the minimum consolidated net worth at the end of any fiscal quarter ending after December 31, 2008 must not be less than 85% of Ashland’s consolidated net worth as of December 31, 2008, after giving effect to any purchase accounting adjustments relating to the Hercules

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

acquisition subsequent to December 31, 2008, increased on a cumulative basis for each subsequent quarter commencing with January 1, 2009 by an amount equal to 50% of Ashland’s U.S. GAAP reported net income (to the extent positive with no deduction for net losses) plus 100% of net cash proceeds of any issuance of equity interests (other than disqualified equity interests).  As of March 31, 2009 Ashland’s consolidated net worth was $3,568 million versus the minimum consolidated net worth of $3,084 million, a difference of $484 million.  As outlined above, this difference would be adversely impacted by any future operating losses, impairment (including goodwill, intangible assets and property, plant and equipment), pension remeasurement, severance or other related charges that reduce Ashland's consolidated net worth.

Ashland projects that cash flows from operations and other available financial resources such as cash on hand and revolving credit should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of each respective financing facility.  These model projections are based on various assumptions that include, but are not limited to:  operational results, working capital cash generation, capital expenditures, pension funding requirements and tax payment and receipts.  Any change in assumptions that would affect these cash flow projections by $100 million would have an approximate .4x effect on both the consolidated leverage and fixed charge coverage ratios, respectively.  Any change in debt of $100 million would affect the debt to EBITDA ratio by approximately .15x.

Based on Ashland’s current cash projections, any significant change in some of the assumptions used to generate these projections could potentially cause Ashland to not meet certain cash flow requirements.  Ashland is committed to fulfilling its debt obligations under the credit agreement and will evaluate all potential options, including significant divestitures of operating segments, or certain businesses within these segments, that have been identified as non-core businesses of Ashland.  If an Event of Default (as defined in the senior credit agreement) were to occur and continue, the lenders under the credit agreement would have the right to declare the unpaid principal, interest and fees immediately due and payable.  Ashland would also be required to cash collateralize any letter of credit obligations outstanding and the bank could exercise any other rights granted to them within the senior credit agreement.  If this were to occur, Ashland would seek to amend the agreement.  There is no guaranty that the lenders would grant this amendment.  As of March 31, 2009, Ashland is in compliance with all covenants imposed by Ashland’s credit facilities.

Auction Rate Securities

At September 30, 2008, Ashland held at par value $275 million student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since that time the market for auction rate securities has failed to achieve equilibrium.  As a result, Ashland determined that a temporary adjustment of $32 million to the par value of these high quality instruments was required until the liquidity of the market returns.

During the December 2008 quarter, Ashland liquidated $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million, which was the recorded book value of this instrument.  As a result of this sale, as well as Ashland’s current debt structure following the Hercules acquisition and the ongoing impact from the global economic downturn, Ashland determined in December 2008 that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million unrealized loss in the other expenses caption of the Consolidated Statement of Income during the December 2008 quarter.  A full valuation allowance was established for this tax benefit because Ashland did not have capital gains to offset this capital loss.

During the March 2009 quarter, Ashland sold $13 million (par value) auction rate securities for $11 million in cash proceeds which approximated book value.  In addition, Ashland signed an agreement with USB Financial Services, Inc. agreeing to sell a $5 million (par value) auction rate instrument at its par value on or before June 30, 2010.  As a result, Ashland recorded a minimal unrealized gain associated with this settlement.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Ashland’s current estimate of fair value for auction rate securities is based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.  Any 25 basis point change in the discount rate or three month adjustment in the duration assumptions would impact the internal valuation model by approximately $1 million and $3 million, respectively.  At March 31, 2009, auction rate securities carrying value totaled $214 million and were classified as noncurrent assets in the Condensed Consolidated Balance Sheet.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, Ashland has classified these instruments as long-term auction rate securities at March 31, 2009 in Ashland’s Condensed Consolidated Balance Sheet.

Capital resources

During the six months ended March 31, 2009, Ashland has increased total debt by $2,196 million to $2,262 million and stockholders’ equity increased by $341 million to $3,543 million.  The increase in debt, as discussed in Note F of the Condensed Consolidated Financial Statements, was a result of the $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders for the acquisition of Hercules consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan.  The total debt drawn upon the closing of the completed merger was $2,300 million which included amounts used to fund the $594 million extinguishment of certain debt instruments that Hercules held as of the closing date.  The remaining Hercules debt assumed as part of the acquisition was fair valued at $205 million as of the closing date.

The increase in stockholders’ equity resulted from $450 million for the issuance of common shares for the acquisition of Hercules and $18 million from issuance of common shares under stock incentive and other plans, which includes Ashland options issued in lieu of Hercules options in the amount of $10 million.  These increases were offset by a $71 million net loss, $39 million in accumulated other comprehensive losses, regular cash dividends of $11 million and other items of $6 million.  Debt as a percent of capital employed was 39.0% at March 31, 2009, 2.0% at September 30, 2008 and 2.0% at March 31, 2008.

On January 20, 2009, the Board of Directors of Ashland declared a quarterly cash dividend of 7.5 cents per share, payable March 15, 2009, to shareholders of record at the close of business on February 19, 2009.  This dividend is consistent with the quarterly dividend paid during the first fiscal quarter of 2009 and a reduction from the 27.5 cents per share paid during the same quarter of the previous year.  In total, the reduction in the dividend over the prior year is expected to decrease Ashland’s annual cash outflow for dividends by approximately $60 million.  In conjunction with Ashland’s new debt facilities, Ashland is now subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits:  $300 million in fiscal year 2009, $310 million in fiscal year 2010, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.

In accordance with the senior credit agreement, 50% of any capital expenditure amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.  During fiscal 2009, Ashland expects total capital expenditures, including those related to the Hercules businesses, to be approximately $200 million, which is $120 million below the combined actual capital expenditures of $320 million for the previous twelve months for both companies.  During the six months ended March 31, 2009 Ashland recorded $80 million for capital expenditures.  Prior

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

to Ashland’s acquisition of Hercules on November 13, 2008, the Hercules businesses incurred capital expenditures of $19 million from October 1 through November 13, 2008 which, in accordance with the senior credit agreement, are included in the covenant calculation for fiscal year 2009.

Contractual obligations and other commitments

The following table aggregates Ashland’s obligations and commitments, which includes the former Hercules businesses, to make future payments under existing contracts at March 31, 2009.  Contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable have been excluded.

				2010-	2012-	Later
(In millions)	Total	2009	(a)	2011	2013	Years
Contractual obligations
Raw material and service contract
purchase obligations (b)	$3,507	$686		$1,377	$1,444	$-
Employee benefit obligations (c)	422	67		76	78	201
Operating lease obligations (d)	307	63		101	71	72
Debt (e)	2,262	85		229	241	1,707
Unrecognized tax benefits (f)	97	-		-	-	97
Total contractual obligations	$6,595	$901		$1,783	$1,834	$2,077

Other commitments
Letters of credit (g)	$120	$120		$-	$-	$-

(a)	Includes obligations paid for the first half of the fiscal year.
(b)	Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(c)	Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2009, as well as projected benefit payments through 2018 under Ashland’s unfunded pension and other postretirement benefit plans. See Note L of Notes to Condensed Consolidated Financial Statements for additional information.
(d)	Includes leases for office buildings, retail outlets, transportation equipment, warehouses and storage facilities and other equipment.
(e)	Excludes expected interest charges due to the inherent limitations in projecting future variable interest rates and unscheduled debt payments. Capitalized lease obligations are not significant and are included in debt. For further information see Note F of Notes to Condensed Consolidated Financial Statements.
(f)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits.  Therefore, these amounts were principally included in the “Later Years” column.

(g)	Ashland issues various types of letters of credit as part of its normal course of business. For further information see Note F of Notes to Condensed Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Long-lived assets

As of March 31, 2009 Ashland recorded goodwill of approximately $1,737 million in connection with the purchase of Hercules in November 2008.  One new reporting unit, Functional Ingredients, was created as a result of this transaction, while the existing Water Technologies reporting unit had a significant business of Hercules added to it.  Functional Ingredients recorded $1,180 million of goodwill and Water Technologies recorded $557 million of goodwill.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Due to the global economic environment and the related impacts within the industries Ashland conducts business, as well as the significant decline in Ashland’s market capitalization compared to the March 31, 2009 equity value, Ashland determined that there was a potential indicator to perform an interim impairment analysis.  Ashland performed a review of the current and projected financial performance of its reporting units to determine if specific events or circumstances existed to perform an interim impairment assessment as of March 31, 2009.  Ashland’s evaluation by reporting unit as of March 31, 2009 was as follows:

For the Performance Materials segment, which consists of two reporting units, Ashland updated the interim impairment assessment as of March 31, 2009, because Ashland determined that an event-driven or interim impairment assessment occurred for the two reporting units within Performance Materials due to a significant decline in recent demand, which has caused revenue to decrease by a similar level.  The updated interim impairment assessment of the two reporting units in Performance Materials resulted in a determination that each unit had a fair value higher than their current recorded book value based upon their respective valuations, with the lowest fair value to book value ratio exceeding the carrying value by approximately 25%.  As such, no impairment was determined to exist.

The Consumer Markets reporting unit was deemed to not require an interim impairment assessment based on its performance since Ashland’s July 1, 2008 annual impairment test and the reporting unit’s projected cash flows.

Ashland concluded that an interim impairment assessment was not necessary for the Functional Ingredients and Water Technologies reporting units as of March 31, 2009 due to the recent acquisition of Hercules which created the majority of goodwill relating to these reported units.  However, to validate the continued appropriateness of the valuation of the reporting units following the transaction, Ashland updated the models used to value the Hercules businesses prior to the acquisition with the most recent financial results and assumptions.  This update included the recent decline in performance as a result of the current economic environment, as well as the additional synergy savings and reductions to or delays in capital expenditures which have been identified after the acquisition announcement through Ashland’s continued integration efforts.  These additional synergies and changes in capital expenditures have essentially offset the recent decline in the reporting units’ volume levels.  Upon updating these models, Ashland concluded as of March 31, 2009 there was no indication of a decline in fair value for these reporting units which would require an interim impairment analysis.

Because market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units.  Historically, Ashland has used a market multiples valuation technique.  Fair values were based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of industry peer group companies for each of these reporting units and, as deemed necessary, a discounted cash flow model.  Based upon the current market conditions, Ashland determined that a discounted cash flow model was a more representative valuation model to currently determine a business’ fair value, including the March 31, 2009 event-driven/interim impairment assessment of the Performance Materials reporting units.  The discounted cash flow models are highly reliant on various assumptions, some of which include:  projected business results and future industry direction, long-term growth factors and discount rates.  Ashland uses assumptions that it deems to be conservative estimates of likely future events.  Based on the assumptions used for one of Performance Materials’ reporting units that had a fair value over the carrying value by approximately 25%, a 1% negative change in the most dependent assumption made would have resulted in a fair value over the carrying value by approximately 10%.

Ashland’s assessment of an event that could cause an impairment charge could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: divestiture decision, negative change in discount rates, growth rates or other assumptions, continued economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.  Ashland recognizes that its current market capitalization at March 31, 2009 is significantly below the carrying value of equity.  However, Ashland believes that the assumptions and determinations used to fair

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

value Ashland’s reporting units have been based on valuation methodologies, principles and practices standard within the current market place for valuing businesses.

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

At March 31, 2009, discount rates have modestly declined from the record levels experienced at September 30, 2008.  This potential change in discount rate could yield significant additional expense for fiscal 2010 if plan net asset investment returns continue to decline until remeasurement at September 30, 2009.  In addition, upon any remeasurement of Ashland’s current pension and other postretirement assumptions, significant additional liabilities could be recorded, which may impact certain financial covenants.

Based on provisions established by the Pension Protection Act of 2006, Ashland is required to maintain a 94% funded level for both its legacy and Hercules pension plans by September 30, 2009.  At the end of fiscal 2008, both the Ashland and Hercules pension trusts were 92% funded as required with credit balance reserves to use in future periods; therefore, no cash contribution for either plan is currently required in fiscal 2009.  To the extent that asset returns continue to deteriorate or discount rates materially decline, a significant cash contribution may be required in fiscal 2010.

Other

During the December 2008 quarter, Ashland adopted the provisions of FAS 157 as discussed in Note B of Notes to Condensed Consolidated Financial Statements.  There have been no other material changes in the critical accounting policies described in Management’s Discussion and Analysis (MD&A) in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  For a discussion of Ashland’s and Hercules’ asbestos-related litigation and environmental remediation matters, see Note O of Notes to the Condensed Consolidated Financial Statements.

OUTLOOK

The acquisition of Hercules was a significant event in Ashland’s history.  This acquisition propels Ashland to a global leadership position with expanded capabilities and growth potential in specialty additives and functional ingredients, paper and water technologies and specialty resins.  While the strategic reasons for the acquisition are sound, the current global economic environment continues to create significant near-term challenges.

Functional Ingredients will continue to be affected by the significant volume declines recently experienced within this business, which appear to be leveling at approximately 20% to 25% below prior year levels.  Historically, Functional Ingredients has experienced high single to low double digit growth rates, with

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

several products limited to allocation.  These significant declines in volume have provided an opportunity to realign the supply-demand relationship in Functional Ingredients’ products, which may partially offset the impact on future earnings.  In addition, Functional Ingredients continues to reduce costs and operating rates across all plant facilities to match the demand requirements of the market.  Many of the partial, temporary facility shutdowns that were implemented in the March quarter will be repeated in the coming periods.  Despite the emphasis to manage significant short-term volume contractions, Functional Ingredients continues to focus on growing the business long-term through new product sales, products less than five years old, which represented 17% of revenue in the March 2009 quarter.  During the third fiscal quarter, Functional Ingredients will have an opportunity to generate additional cash within its working capital metrics as the recent decline in revenue has not yet caused a related decline in inventory levels.

Water Technologies continues its focus on cost reduction and the rapid capture of savings from the integration of the Hercules paper and Ashland water businesses.  The restructuring activities within Ashland’s legacy water business, initiated in fiscal 2008 and continued in fiscal 2009, have continued to result in noticeable improvement in cost structure.  Water Technologies is also starting to experience some signs that volume declines have potentially neared their bottom, especially within Asia Pacific, as the financial performance during the month of March was improved compared to prior year, providing some momentum heading into the second half of fiscal 2009.  The continued integration cost savings and potential sequential volume increases would both have a positive impact on EBITDA margins.

Performance Materials’ volume levels will continue to be challenged by the difficult economic conditions in the North American construction, transportation, and recreational marine markets and the deterioration of economic conditions within Europe.  In addition, after experiencing reduced raw material costs during the March quarter from depressed economic conditions, several key raw materials are increasing.  As a result, Performance Materials has announced a price increase within the composites business of three to four percent.  Performance Materials will also continue to take proactive steps to reduce its cost structure, which includes the recent announcement of plant closings at the adhesives facility in Totowa, New Jersey and its gel coat facility in Johnson Creek, Wisconsin.  In addition, staff reductions have been announced at the Neville Island, Cleveland West and various other U.S and European facilities as this business continues to adjust its production capacities to match the demand requirements of the market.  These efforts, coupled with the recent price increases in response to key raw material increases, position Performance Materials to maintain margins in the current weak demand environment.

Despite persistent volume declines in the overall lubricant market as a result of the global economic downturn, Consumer Markets reported record EBITDA earnings in the March quarter.  Consumer Markets has successfully implemented over the past several years various cost reduction programs and strategies, particularly through its focus on product supply chain savings and efficiencies through business process improvements, which have contributed significantly to its record results.  In addition, the sluggish North American transportation market has been instrumental in softening the base oil market and related pricing during the first half of fiscal 2009.  As a result, the upcoming June 2009 quarter should continue to benefit from an additional decline in raw material costs.  While the benefit may be partially offset by expected price decreases, the net impact may provide additional margin opportunities.  At the same time, lubricant volume trends have been improving throughout the March quarter and into April, due to a combination of some inventory restocking and Valvoline promotional events.  Considering these trends as well as other key variables, such as the current favorable fundamentals for this business, fiscal 2009 marketing initiatives and continued strong performance from its Valvoline Instant Oil Change unit, Consumer Markets is well positioned to continue its earnings growth.

Distribution’s future performance will continue to be affected by weakness in North American industrial output, particularly from the core markets of building and construction, coatings, automotive and marine.  Volume in this business is predominantly contingent upon these U.S. industrial sectors, and continued demand reductions compared to prior year results are anticipated in the June quarter as the market still

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

appears to be oversupplied.  Recent price increases have not been fully successful as markets which have historically displayed seasonal upswings in spring and summer months are experiencing only modest increases from depressed winter volume levels.  However, volume declines appear to be stabilizing.  Distribution will continue to actively pursue cost structure reductions, as necessary, to match the current market demand.  Distribution’s leadership position and logistics capabilities position this business to provide added value to suppliers as both a sales channel to applicable markets and a potential supply chain partner.  With suppliers continuing to reduce sales forces, coupled with its broad product offering to customers, Distribution is well-positioned to capitalize on more opportunities with both customers and suppliers.

Ashland’s primary focus continues to be on generating cash and paying down debt.  The current global macroeconomic dynamics seem to indicate that product demand could remain flat for the remainder of the year.  Ashland expects to navigate this economic downturn and create value for its stockholders by effectively managing its pricing, aggressively reducing its costs, and applying cash generated to reducing debt.  Ashland will continue to analyze and resize its businesses to match the current economic conditions and to better position Ashland for improved profitability and growth when the economy turns.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2009 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

(b)
During the quarter ended December 31, 2008, Ashland completed its purchase of Hercules.  Although management believes appropriate internal controls and procedures have been maintained, Hercules’ controls and procedures for the recording, processing, and summarizing of financial information have not been fully evaluated by Ashland’s management as of March 31, 2009.  As such, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness related to Hercules businesses.  Otherwise, there were no other significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(1) CERCLA and Similar State Law Sites – Under the federal Comprehensive Environmental Response, Compensation and Liability Act (as amended) (“CERCLA”) and similar state laws, Ashland and Hercules may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of March 31, 2009, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 97 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (“USEPA”) or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

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

(3)  Multi-Media Environmental Compliance Investigation – In April 2005, Hercules’ Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance investigation by the USEPA and the Virginia Department of Environmental Quality (“VADEQ”), and in April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act compliance investigation by USEPA and the VADEQ.  In April 2008, the results of both investigations were provided to Hercules.  The results of both investigations uncovered areas of potential noncompliance with various environmental requirements which are being evaluated.  At this time, the potential liability, if any, with respect to these matters cannot reasonably be estimated.

(4)  Naval Weapons Industrial Reserve Plant – The Naval Weapons Industrial Reserve Plant in McGregor, Texas (the “Site”), is a government-owned facility which was operated by various contractors on behalf of the U.S. Department of the Navy (the “Navy”) from 1942 to 1995.  Hercules operated the Site from 1978 to 1995.  The U.S. Department of Justice, on behalf of the Navy, has advised Hercules and other former contractors that, pursuant to CERCLA, the Government has incurred costs of over $50 million with respect to certain environmental liabilities which the Government alleges are attributable, at least in part, to Hercules’ and the other former contractors’ past operation of the Site.  Hercules and the other former contractors have executed a tolling agreement with the Government and have been engaged in discussions with the Government concerning the Site.  The investigation undertaken to date shows that there may be substantial defenses to the Government’s claims.  At this time, the potential liability, if any, with respect to this Site cannot reasonably be estimated.

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

ITEM 1A.  RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Form 10-K for the year ended September 30, 2008, as updated in Ashland’s Form 10-Q for the quarter ended December 31, 2008.

ITEM 6.  EXHIBITS

(a)	Exhibits

10	Amendment No. 1 to Credit Agreement dated as of April 17, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

May 8, 2009	/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

10	Amendment No. 1 to Credit Agreement dated as of April 17, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.