Form 10-Q
period 2009-06-30
ASHLAND INC.
filed 2009-08-05
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At June 30, 2009, there were 74,430,476 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2009	2008	2009	2008

SALES AND OPERATING REVENUES	$2,037	$2,201	$5,993	$6,166

COSTS AND EXPENSES
Cost of sales and operating expenses (a)	1,544	1,844	4,716	5,158
Selling, general and administrative expenses (a) (b)	353	283	1,049	856
	1,897	2,127	5,765	6,014
EQUITY AND OTHER INCOME	12	13	29	33

OPERATING INCOME	152	87	257	185
Gain on the MAP Transaction (c)	1	1	2	23
Net interest and other financing (expense) income	(62)	5	(144)	26
Other expenses (d)	-	-	(86)	-
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	91	93	29	234
Income tax expense - Note J	40	27	49	58
INCOME (LOSS) FROM CONTINUING OPERATIONS	51	66	(20)	176
Income (loss) from discontinued operations (net of income taxes) - Note D	(1)	6	(2)	1
NET INCOME (LOSS)	$50	$72	$(22)	$177

BASIC EARNINGS PER SHARE - Note K
Income (loss) from continuing operations	$.69	$1.04	$(.27)	$2.80
Income (loss) from discontinued operations	(.02)	.11	(.03)	.01
Net income (loss)	$.67	$1.15	$(.30)	$2.81

DILUTED EARNINGS PER SHARE - Note K
Income (loss) from continuing operations	$.68	$1.03	$(.27)	$2.77
Income (loss) from discontinued operations	(.02)	.10	(.03)	.01
Net income (loss)	$.66	$1.13	$(.30)	$2.78

DIVIDENDS PAID PER COMMON SHARE	$.075	$.275	$.225	$.825

(a)	The three and nine months ended June 30, 2009 include $9 million and $13 million, respectively, within the cost of sales and operating expenses caption and $4 million and $39 million, respectively, within the selling, general and administrative expenses caption for restructuring charges related to the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs. In addition, a charge of $37 million for the nine months ended June 30, 2009 was recorded within the cost of sales and operating expenses caption for a one-time fair value assessment of Hercules inventory as of the date of the transaction.
(b)	The nine months ended June 30, 2009 includes a $10 million charge related to the original valuation of the ongoing research and development projects at Hercules Incorporated (Hercules) as of the merger date. In accordance with applicable GAAP and SEC accounting regulations, these purchased in-process research and development costs should be expensed upon acquisition.
(c)	“MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation. The income for the nine months ended June 30, 2008 is primarily due to a $23 million gain associated with a tax settlement agreement entered into with Marathon Oil Corporation, relating to four specific tax areas, that supplement the original Tax Matters Agreement from the initial MAP Transaction. The gain in the remaining periods presented reflects adjustments in the recorded receivable for future estimated tax deductions related primarily to environmental and other postretirement reserves.
(d)
The nine months ended June 30, 2009 includes a $54 million loss on currency swaps related to the Hercules acquisition and a $32 million realized loss on auction rate securities, of which $7 million relates to securities sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30	June 30
(In millions - unaudited)	2009	2008	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$256	$886	$853
Accounts receivable - (less allowance for doubtful accounts of $43 million
at June 30, 2009 and 2008 and $33 million at September 30, 2008)	1,420	1,441	1,520
Inventories - Note H	546	476	521
Deferred income taxes	95	97	74
Other current assets	64	79	79
Current assets held for sale - Note C	45	47	46
	2,426	3,026	3,093
INVESTMENTS AND OTHER NONCURRENT ASSETS
Auction rate securities - Note E	188	243	267
Goodwill - Note I	2,150	283	291
Intangibles - Note I	1,178	109	114
Asbestos insurance receivable (noncurrent portion) - Note O	464	428	438
Deferred income taxes	-	153	131
Other noncurrent assets	565	388	397
Noncurrent assets held for sale - Note C	41	46	49
	4,586	1,650	1,687
PROPERTY, PLANT AND EQUIPMENT
Cost	3,492	2,271	2,243
Accumulated depreciation and amortization	(1,339)	(1,176)	(1,179)
	2,153	1,095	1,064

TOTAL ASSETS	$9,165	$5,771	$5,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note F	$44	$-	$-
Current portion of long-term debt - Note F	71	21	20
Trade payables	790	918	910
Accrued expenses and other liabilities	455	278	264
Current liabilities held for sale - Note C	10	13	10
	1,370	1,230	1,204
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note F	1,878	45	45
Employee benefit obligations - Note L	657	344	262
Asbestos litigation reserve (noncurrent portion) - Note O	828	522	530
Deferred income taxes	147	-	-
Other noncurrent liabilities	578	428	445
	4,088	1,339	1,282

STOCKHOLDERS’ EQUITY	3,707	3,202	3,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,165	$5,771	$5,844

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

Accumulated
other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income	(a)	Total

BALANCE AT SEPTEMBER 30, 2007	$1	$16	$3,040	$97	$3,154
Total comprehensive income (b)			177	71	248
Cash dividends, $.825 per common share			(52)		(52)
Issued 131,453 common shares under
stock incentive and other plans (c)		8			8
BALANCE AT JUNE 30, 2008	$1	$24	$3,165	$168	$3,358

BALANCE AT SEPTEMBER 30, 2008	$1	$33	$3,138	$30	$3,202
Total comprehensive income (loss) (b)			(22)	71	49
Cash dividends, $.225 per common share			(17)		(17)
Issuance of common shares - Note M		450			450
Issued 922,920 common shares under employee
savings, stock incentive and other plans (d)		26			26
Other		(3)			(3)
BALANCE AT JUNE 30, 2009	$1	$506	$3,099	$101	$3,707

(a)
At June 30, 2009 and 2008, the accumulated other comprehensive income (after-tax) of $101 million for 2009 and $168 million for 2008 was comprised of pension and postretirement obligations of $107 million for 2009 and $55 million for 2008, net unrealized translation gains of $208 million for 2009 and $228 million for 2008, and net unrealized losses on available-for-sale securities of $5 million for 2008.

(b)	Reconciliations of net income (loss) to total comprehensive income follow.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2009	2008	2009	2008

Net income (loss)	$50	$72	$(22)	$177
Pension and postretirement obligation adjustments, net of tax	(2)	-	-	-
Unrealized translation gain, net of tax	112	4	51	76
Unrealized gain (loss) on investment securities, net of tax	-	(1)	20	(5)
Total comprehensive income	$160	$75	$49	$248

(c)	Includes income tax benefits resulting from the exercise of stock options of $2 million for the nine months ended June 30, 2008.
(d)	Includes $10 million from the fair value of Hercules stock options converted into stock options for Ashland shares.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

Nine months ended
June 30
(In millions - unaudited)	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net (loss) income	$(22)	$177
Loss (income) from discontinued operations (net of income taxes)	2	(1)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	244	105
Debt issuance cost amortization	35	-
Purchased in-process research and development amortization	10	-
Deferred income taxes	33	20
Equity income from affiliates	(9)	(17)
Distributions from equity affiliates	13	7
Gain from the sale of property and equipment	-	(2)
Stock based compensation expense	6	8
Stock contributions to qualified savings plans	8	-
Gain on the MAP Transaction	(2)	(23)
Inventory fair value adjustment	37	-
Loss on currency swaps related to Hercules acquisition	54	-
Loss on auction rate securities	32	-
Change in operating assets and liabilities (a)	208	55
	649	329
CASH FLOWS USED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(107)	(118)
Proceeds from the disposal of property, plant and equipment	5	10
Purchase of operations - net of cash acquired	(2,080)	(128)
Proceeds from sale of operations	7	35
Settlement of currency swaps related to Hercules acquisition	(95)	-
Purchases of available-for-sale securities	-	(435)
Proceeds from sales and maturities of available-for-sale securities	55	314
	(2,215)	(322)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	2,628	-
Repayment of long-term debt	(1,502)	(4)
Proceeds from/repayments of issuance of short-term debt	3	-
Debt issuance/modification costs	(161)	-
Cash dividends paid	(17)	(52)
Proceeds from the exercise of stock options	2	3
Excess tax benefits related to share-based payments	-	1
	953	(52)
CASH USED BY CONTINUING OPERATIONS	(613)	(45)
Cash used by discontinued operations
Operating cash flows	(1)	(2)
Effect of currency exchange rate changes on cash and cash equivalents - Note A	(16)	3
DECREASE IN CASH AND CASH EQUIVALENTS	(630)	(44)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	886	897

CASH AND CASH EQUIVALENTS - END OF PERIOD	$256	$853

(a)     Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  Included within these Condensed Consolidated Financial Statements is a variable interest entity, acquired as part of the Hercules Incorporated (Hercules) acquisition, in which Ashland has a 40% ownership interest and has been deemed to be the primary beneficiary.  As of June 30, 2009, the variable interest entity had an equity position of $29 million.  Results of operations for the period ended June 30, 2009, are not necessarily indicative of results to be expected for the year ending September 30, 2009.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.  The effect of currency exchange rate changes on cash and cash equivalents, which previously had been classified within operating activities of the Statements of Condensed Consolidated Cash Flows during 2008, has been reclassified as a separate caption within these financial statements.  This reclassification had no impact on operating income, net income, earnings per share or the net change in cash and cash equivalents, as previously reported.

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

The preparation of Ashland’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities as well as qualifying subsequent events, which have been assessed up to the filing date of this Form 10-Q.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and intangible assets), employee benefit obligations, income taxes, other liabilities and associated receivables for asbestos litigation, environmental remediation and asset retirement obligations.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Ashland has evaluated the period from June 30, 2009, the date of the financial statements, through August 5, 2009, the date of the issuance and filing of the financial statements, and determined that no material subsequent events have occurred that would affect the information presented in these financial statements nor require additional disclosure.

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

In June 2007, the FASB’s Emerging Issues Task Force issued EITF Issue No. 06-11 (EITF 06-11), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  EITF 06-11 was effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Ashland has prospectively applied EITF 06-11 to applicable dividends declared on or after October 1, 2008.  The adoption of this consensus did not have a material impact on the Condensed Consolidated Financial Statements.

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

In May 2009, FASB issued FAS No. 165 (FAS 165), “Subsequent Events” which gives guidance on when  to record and disclose events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This Statement was effective for Ashland on June 30, 2009 and did not have an impact on the Condensed Consolidated Financial Statements.

In June 2009, FASB issued FAS No. 167 (FAS 167), “Amendments to FASB Interpretation No. 46(R),” which alters how an entity determines whether it has a controlling financial interest in a variable interest entity.  This Statement also requires ongoing reassessments of the analysis and provides for enhanced disclosures about an entity’s involvement in a variable interest entity.  This Statement becomes effective for Ashland on October 1, 2010.  Ashland does not anticipate FAS 167 will have a material impact on the Condensed Consolidated Financial Statements.

In July 2009, FASB issued FAS No. 168 (FAS 168), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements.  FAS 168 establishes The FASB Standards Codification™ and interpretative releases of the SEC as the only sources of authoritative U.S. GAAP.  This statement is effective for Ashland on September 15, 2009 and will affect any references made to authoritative U.S. GAAP standards in future filings.

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

The Hercules acquisition was financed in part through $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility, and a $750 million bridge loan which was subsequently replaced in May 2009 by $650 million senior unsecured notes, see Note F for further information.  The total debt

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

drawn upon the closing of the completed merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash, which was used in part to extinguish $594 million of existing Hercules debt and to pay transaction fees associated with the financing facilities.

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

(e)
Approximately one million of Hercules’ stock options were converted into options to purchase shares of Ashland Common Stock based on the option exchange ratio set forth in the merger agreement.  The fair value of Hercules’ stock options that were converted into options to purchase shares of Ashland Common Stock were recognized as a component of the purchase price, based on the fair value of the options, as described below.  The additional purchase price was calculated using the Black-Scholes option pricing model, which considered a price of $42.93 per Ashland common share assumed and the following weighted-average assumptions.

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

Purchase price allocation (in millions)	At November 13 2008
Assets:
Cash	$54
Accounts receivable	355
Inventory	261
Other current assets	32
Intangible assets	1,082
Goodwill	1,785
Asbestos receivable	58
Property, plant and equipment	1,116
Purchased in-process research and development	10
Other noncurrent assets	169
Liabilities:
Accounts payable	(232)
Accrued expenses	(237)
Debt	(786)
Pension and other postretirement obligations	(309)
Environmental	(100)
Asbestos	(373)
Deferred tax - net	(198)
Other noncurrent liabilities	(93)
Total purchase price	$2,594

The purchase price allocation for the acquisition is preliminary and still ongoing.  Since the November 13, 2008 acquisition date of Hercules, adjustments to the purchase price allocation have consisted of an accrual adjustment for transaction costs, deferred taxes and other ongoing fair value valuation adjustments.  The fair value estimates for the purchase price allocation will continue to change as valuations and assessments are completed, primarily within taxes, pensions and other postretirement obligations, asbestos, environmental, property, plant and equipment, and intangible assets, and such changes could take up to one year from the acquisition date.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

Ashland has identified approximately $255 million of certain trade names, primarily related to the Hercules and Aqualon brands that have been designated as indefinite lived assets.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands as well as their recognition worldwide in the industry.  The remaining $827 million identified finite-lived intangible assets are being amortized over the estimated useful life in proportion to the economic benefits consumed.  Ashland considered the useful lives of the customer relationships, developed technology and product trade names to be 10 to 24 years, 5 to 20 years and 20 years, respectively.  The determination of the useful lives is based upon various accounting studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current Hercules customer base.  The following details the total intangible assets identified.

		Life
Intangible asset type (in millions)	Value	(years)
Customer relationships - Functional Ingredients	$288	10 - 24
Customer relationships - Water Technologies	234	12
Developed technology - Functional Ingredients	217	15
Developed technology - Water Technologies	56	5 - 20
Product trade names - Functional Ingredients	32	20
Product trade names - Functional Ingredients	104	Indefinite
Product trade names - Water Technologies	151	Indefinite
Total	$1,082

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

	Three months ended		Nine months ended
Unaudited pro forma information	June 30		June 30
(In millions, except per share amounts)	2009	2008	2009	2008
Revenues	$2,037	$2,814	$6,260	$7,877
Income from continuing operations	$75	$76	$155	$137
Net income	$73	$108	$153	$171

Basic earnings per share
Income from continuing operations	$1.02	$1.04	$2.09	$1.87
Net income	$.99	$1.48	$2.07	$2.34

Diluted earnings per share
Income from continuing operations	$1.01	$1.02	$2.07	$1.83
Net income	$.98	$1.45	$2.04	$2.29

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

Divestitures

In June 2009, Ashland signed a definitive agreement to sell its global marine services business known as Drew Marine, a business unit of Water Technologies, to J.F. Lehman & Co. in a transaction valued at approximately $120 million before tax.  The Drew Marine business, with annual revenues of approximately $140 million a year, has approximately 325 employees, 28 offices and 98 stocking locations in 47 countries.  The business is a recognized global leader in providing technical solutions, high value products and services to the global marine industry, including chemicals and testing equipment, water treatment, tank cleaners and corrosion inhibitors, sealing and welding products, refrigerants and refrigeration services, engineered systems and products, fuel management programs, and fire safety and rescue products and services.  The transaction is expected to close during the September 2009 quarter.

The assets and liabilities of this business were reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets and are comprised of the following components:

	June 30	September 30	June 30
(In millions - unaudited)	2009	2008	2008

Accounts receivable	$26	$28	$29
Inventories	18	19	17
Other current assets	1	-	-
Current assets	$45	$47	$46

Property, plant and equipment, net	$2	$2	$2
Goodwill and intangible assets	15	16	17
Deferred income tax	1	1	1
Other noncurrent assets	5	5	6
Noncurrent assets	$23	$24	$26

Trade payables	$9	$12	$9
Accrued expenses and other liabilities	1	1	1
Current liabilities	$10	$13	$10

In addition to the Drew Marine assets, Ashland held for sale noncurrent assets of $18 million, $23 million and $22 million as of June 30, 2009 and 2008 and September 30, 2008, respectively, related to corporate aviation and Consumer Markets.

In December 2008, Ashland completed the sale of its indirectly held 33.5 percent ownership interest in FiberVisions Holdings, LLC (FiberVisions), which was acquired by Ashland as part of the Hercules acquisition, to Snow Phipps Group, LLC (Snow Phipps), a New York-based private equity firm and the majority owner of FiberVisions.  Ashland received $7 million as the purchase price and also has generated a significant capital loss of approximately $220 million for tax purposes that could be used to offset future capital gains.  This capital loss benefit was fully offset by a deferred tax asset valuation allowance because Ashland is not permitted to anticipate additional future capital gains, therefore, no tax benefit was recognized on this transaction.  FiberVisions is a leading global producer of specialty fibers for nonwoven fabrics and textile fibers used in consumer and industrial products.

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

Since the closing date of the Hercules acquisition, Ashland has commenced integration activities, focusing on reducing resources and facilities while maximizing operational efficiencies.  The cumulative effect of the integration and restructuring as of June 30, 2009 has resulted in the elimination of approximately 1,300 employee positions and six facility closings.  As of June 30, 2009, the total restructuring reserve charges under the program, related to the Hercules integration, was $49 million, of which $26 million for the nine month period ended June 30, 2009, has been charged as an expense within the Unallocated and Other category and classified within the selling, general and administrative expense caption, with an additional $2 million charged to the cost of sales and operating expense caption relating to accelerated depreciation for plant closings formally approved by management.  The remaining reserve of $21 million related to severance associated with Hercules personnel and various plant closing costs, which qualified for the purchase method of accounting in accordance with FAS 141, and had no effect on the Statements of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods; which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items.  Ashland anticipates completing these restructuring activities during fiscal year 2010.

The following table details at June 30, 2009 the amount of restructuring reserves related to the Hercules integration included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets and the related activity in these reserves during the nine months ended June 30, 2009.

		Plant
		closure/
(In millions)	Severance	other costs	Total
Balance as of September 30, 2008	$-	$-	$-
Restructuring reserve	39	-	39
Balance as of December 31, 2008	39	-	39
Restructuring reserve	3	4	7
Utilization (cash paid or otherwise settled)	(5)	(4)	(9)
Balance at March 31, 2009	37	-	37
Restructuring reserve	3	-	3
Utilization (cash paid or otherwise settled)	(10)	-	(10)
Balance at June 30, 2009	$30	$-	$30

In addition, Ashland incurred selling, general and administrative expenses of $4 million and $13 million for the three and nine months ended June 30, 2009 for severance charges with an additional $9 million and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS, DIVESTITURES AND RESTRUCTURING (continued)

$11 million for the three and nine months ended June 30, 2009 charged to the cost of sales and operating expense caption relating to accelerated depreciation for plant or facility closures, not included in the table above because these programs were associated with other specific operating segment programs and were not individually significant.  Additionally, Ashland inherited Hercules restructuring plans with reserves of $9 million as of November 13, 2008, of which $7 million remained as of June 30, 2009.

NOTE D – DISCONTINUED OPERATIONS

On August 28, 2006, Ashland completed the sale of the stock of APAC to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The operating results and assets and liabilities related to APAC have been previously reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Such adjustments may continue to occur in future periods.  Ashland has made adjustments to the gain on the sale of APAC, relating to the tax effects of the sale, during the three and nine month periods ended June 30, 2008.  Adjustments to the gain are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary.  During the three and nine month periods ended June 30, 2009 and 2008, Ashland recorded income from asbestos-related items, primarily due to an increase in the insurance receivable as a result of Ashland’s ongoing assessment of these matters.  See Note O for further discussion of Ashland’s asbestos-related activity including inherited Hercules obligations.

Components of amounts in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2009 and 2008.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2009	2008	2009	2008
Income from discontinued operations (net of tax)
Asbestos-related litigation reserves and expenses	$3	$7	$3	$7
Loss on disposal of discontinued operations (net of tax)
APAC	(1)	(1)	(2)	(6)
Electronic Chemicals	(3)	-	(3)	-
Total income (loss) from discontinued operations (net of tax)	$(1)	$6	$(2)	$1

NOTE E – FAIR VALUE MEASUREMENTS

Ashland adopted FAS 157 as of October 1, 2008.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures for instruments measured at fair value.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  FAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An instrument’s categorization within the fair value hierarchy is based upon the lowest level on input that is significant to the instrument’s fair value measurement.  The three levels within the fair value hierarchy are described as follows.

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

The following table summarizes financial asset instruments subject to recurring fair value measurements as of June 30, 2009.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of June 30, 2009.

		Quoted prices
		in active	Significant
		markets for	other	Significant
	Total	identical	observable	unobservable
	fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$256	$256	$-	$-
Auction rate securities	188	-	-	188
Deferred compensation investments (a)	170	70	100	-
Investments (a)	2	2	-	-
Total assets at fair value	$616	$328	$100	$188

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.

Level 3 instruments

At June 30, 2009, Ashland held at par value $213 million student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time the market for auction rate securities has failed to achieve equilibrium.  As of September 30, 2008, Ashland had recorded, as a component of stockholders’ equity, a temporary $32 million unrealized loss on the portfolio.  As of that date, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which are substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.  Ashland’s estimate of fair value for auction rate securities as of September 30, 2008 was based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

In December 2008, Ashland sold $20 million (par value) auction rate securities for $18 million in cash proceeds and realized a loss of $2 million, which was the recorded book value of these instruments.  As a result of this sale, as well as Ashland’s debt structure following the Hercules acquisition and the ongoing impact from the global economic downturn, Ashland determined in December 2008 that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million temporary unrealized loss as a permanent realized loss in the other expenses caption of the Statement of Consolidated Income.  A full valuation allowance was established for this tax benefit at December 31, 2008 because for tax purposes Ashland did not have capital gains to offset this capital loss.  For further information on income taxes see Note J.

During the March 2009 quarter, Ashland sold $13 million (par value) auction rate securities for $11 million in cash proceeds which approximated book value.  During the June 2009 quarter, Ashland sold $29 million (par value) auction rate securities for $26 million in cash proceeds which approximated book value.  In addition, during March 2009, Ashland signed an agreement with UBS Financial Services, Inc. agreeing to sell a $5 million (par value) auction rate instrument at its par value on or before June 30, 2010.  As a result, Ashland recorded a minimal unrealized gain associated with this settlement.

At June 30, 2009, auction rate securities totaled $188 million and were classified as noncurrent assets in the Condensed Consolidated Balance Sheet.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, Ashland has classified these instruments as noncurrent at June 30, 2009 in the Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2008 (par value)	$275
Unrealized losses as of October 1, 2008 included in other comprehensive income	(32)
Recorded balance as of October 1, 2008	243
Transfers in and/or (out) of Level 3	-
Total losses charged in the Consolidated Statement of Income	(32)
Total reversal of losses included in other comprehensive income	32
Sales	(55)
Balance as of June 30, 2009	$188

Derivative and hedging activities

Ashland’s derivative instruments are summarized as follows.

Currency Hedges

Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to prevent changes in the value of short-term assets and liabilities denominated in currencies other than Ashland’s functional currency (the U.S. dollar) which may create undue earnings volatility.

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expenses caption.  For the three and nine months ended June 30, 2009, losses of less than $1 million and gains of $2 million, respectively, were recorded in the Statement of Consolidated Income for these contracts.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The net gain position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of June 30, 2009 was less than $1 million (consisting of a gain of $1 million with a notional amount of $61 million offset by a loss of $1 million with a notional amount of $44 million) and was included in other noncurrent assets.  As of June 30, 2009 there were no open foreign currency derivatives which qualified for hedge accounting treatment.

Interest Rate Hedges

During the March 2009 quarter Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  Pursuant to the senior credit agreement (described in more detail in Note F – Debt), within 90 days of November 13, 2008, Ashland was required to enter into and maintain interest rate swap contracts in an amount sufficient to result in not less than 50% of the aggregated outstanding indebtedness for borrowed money (excluding amounts borrowed under the revolving credit facility) being subject to interest at a fixed rate until the maturity thereof, whether by the terms of such indebtedness or by the terms of such interest rate swap contracts for an initial period of no less than three years.  This interest rate cap qualifies as an interest rate swap within the provisions of the senior credit agreement.

This instrument does not qualify for hedge accounting and therefore gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statement of Consolidated Income within the net interest and other financing (expense) income caption.  As of June 30, 2009, the fair value on the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Condensed Consolidated Balance Sheet.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

	June 30	September 30	June 30
(In millions)	2009	2008	2008
Term loan A, due 2013 (a)	$340	$-	$-
Term loan B, due 2014 (a)	780	-	-
6.60% notes, due 2027 (b)	12	-	-
9.125% notes, due 2017	628	-	-
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at March 31, 2009 (7.7% to 9.4%)	21	21	21
8.80% debentures, due 2012	20	20	20
6.86% medium-term notes, Series H, due 2009	-	17	17
Hercules Tianpu - term notes, due through 2011 (b)	19	-	-
Hercules Jiangmen - term notes, due through 2010 (b)	1	-	-
6.50% junior subordinated notes, due 2029 (b)	124	-	-
International revolver agreements	45	-	-
Other	3	8	7
Total debt	1,993	66	65
Short-term debt	(44)	-	-
Current portion of long-term debt	(71)	(21)	(20)
Long-term debt (less current portion)	$1,878	$45	$45

(a)	Senior credit facilities.
(b)	Hercules retained instruments.

The scheduled aggregate maturities of debt by fiscal year are as follows: $38 million in 2009, $93 million in 2010, $92 million in 2011, $95 million in 2012 and $128 million in 2013.  Total borrowing capacity remaining under the $400 million revolving credit facility was $261 million, which was reduced by $139 million for letters of credit outstanding at June 30, 2009.  Total short-term debt at June 30, 2009 was $44 million, which primarily related to draws on revolving credit facilities among international operations.

The following summarizes each new credit facility Ashland entered into or inherited from Hercules during the nine months ended June 30, 2009:

Senior credit facilities

The senior credit agreement provides for an aggregate principal amount of $1,650 million in senior credit facilities, consisting of a $400 million five-year term loan A facility, an $850 million five and one-half year term loan B facility and a $400 million five-year revolving credit facility.

The term loan A facility was drawn in full on November 13, 2008 and is required to be repaid by Ashland in consecutive quarterly installments commencing with the installment due on March 31, 2009, with approximately 15% of the outstanding principal amount to be repaid during each of years one and two, approximately 20% of the outstanding principal amount to be repaid during year three, and approximately 25% of the outstanding principal amount to be repaid during each of years four and five, with a final payment of any outstanding principal and interest on November 13, 2013.  The term loan B facility was drawn in full on November 13, 2008 and is required to be repaid by Ashland in consecutive quarterly installments which commenced on March 31, 2009, with an aggregate annual amount equal to approximately 1% of the outstanding principal amount of the term loan B facility to be repaid in each of the first five years, approximately 0.25% of the outstanding principal amount of the term loan B facility to be repaid in the first quarter of the sixth year, with the final payment of any outstanding principal and interest on May 13, 2014.  The senior credit facilities have been secured by a first priority security interest in substantially all of the personal property assets, and certain of the real property assets, of Ashland and the subsidiaries who have guaranteed the loans made under the credit agreement, including the capital stock or other equity interests of certain of Ashland’s U.S. and first-tier foreign subsidiaries and a portion of the stock of certain of Ashland’s other first-tier foreign subsidiaries.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

At Ashland’s option, the term loan A and B facilities will bear interest at either the alternate base rate or LIBOR, plus the applicable interest margin.  The alternate base rate will be the highest of (1) the Federal Funds Rate as published by the Federal Reserve Bank of New York plus one-half of 1%, (2) the prime commercial lending rate of Bank of America, National Association, as established from time to time and (3) the one-month LIBOR rate.  Interest on alternate base rate loans will be payable quarterly in arrears.  LIBOR will be the British Banker’s Association LIBOR Rate, as published by Reuters (or other commercially available source) and if such rate is not available, then it will be determined by the Administrative Agent at the start of each interest period and will be fixed through such period.  Interest on LIBOR loans will be paid at the end of each interest period, but if any interest period exceeds three months, then interest on LIBOR loans also will be paid every three months.  The alternative base rate can never be lower than 4.25% and LIBOR can never be lower than 3.25%, effectively establishing a floor on the interest rates to be paid.  The applicable margin for the revolving credit facility and the term loan A ranges from 1.75% to 2.75% per annum in the case of base rate loans and 2.75% to 3.75% per annum for LIBOR loans, based upon the Consolidated Leverage Ratio (as defined in the senior credit agreement) with the initial applicable margin of 2.50% in the case of base rate loans and 3.50% in the case of LIBOR loans.  The applicable margin for the term loan B is 3% per annum in the case of base rate loans and 4% for LIBOR loans.  As of June 30, 2009 the interest rate on the term loan A and term loan B were 6.75% and 7.65%, respectively.

In April 2009, the senior credit facility was amended to increase the applicable margin for term B loans from 3% to 3.40% for base rate loans and from 4% to 4.40% for LIBOR loans.  Ashland agreed to this increase in exchange for reduced flexibility on behalf of the lenders to convert a portion of the term B loans to interim loans or long-term securities.  In May 2009, the senior credit facility was amended to revise the definition of “Consolidated EBITDA” to include an adjustment for “noncash equity compensation expense” and to also provide for more integration costs associated with the Hercules acquisition during the first year after the acquisition.  In exchange, Ashland agreed to limit Capital Expenditures in fiscal 2010 to no more than $250 million.

The term loan A facility and the revolving credit facility may be prepaid at any time without penalty.  If Ashland refinances or makes an optional prepayment of all or any portion of the term loan B facility, Ashland must pay a prepayment premium equal to either 2% of the principal amount of the term loan B facility prepaid if such prepayment is made on or prior to November 13, 2009, or 1% of the principal amount of the term loan B facility prepaid if such prepayment is made after November 13, 2009 but on or prior to November 13, 2010.  The senior credit facilities are subject to mandatory prepayment with specified percentages of the net cash proceeds of certain asset dispositions, casualty events, extraordinary receipts and debt and equity issuances and, in certain circumstances, with excess cash flow, in each case subject to certain conditions.  During the current June quarter and year-to-date period, Ashland repaid $22 million and $31 million of the term loan A facility and $48 million and $66 million of the term loan B facility, respectively.  Because these payments qualified as mandatory prepayments, no premium was paid.

Senior unsecured notes

In May 2009, Ashland issued $650 million aggregate principal amount of 9.125% senior unsecured notes due 2017.  The notes were issued at 96.577% of the aggregate principal amount to yield 9.75%.  Ashland may redeem some or all of the notes at any time on or after June 1, 2013 at certain fixed redemption prices.  The notes will mature on June 1, 2017 and rank equally with other unsecured and unsubordinated senior obligations.  Ashland used the net proceeds from this issuance, together with available liquidity, to repay the $750 million bridge loan facility entered into as part of the interim credit agreement in connection with the closing of the Hercules acquisition on November 13, 2008.  The interim credit agreement for the bridge loan facility provided $750 million of unsecured senior interim loans at a rate of 9% per annum through November 13, 2009, the interim loan maturity date.  Upon termination of the bridge facility, Ashland

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – DEBT (continued)

expensed the remaining $10 million of debt issuance cost related to the loan fees paid to originate the bridge loan facility and was included in the net interest and other financing (expense) income caption in the Statements of Consolidated Income.

Hercules retained instruments

Upon completion of the Hercules acquisition, Ashland assumed the following Hercules debt facilities:  6.60% notes due 2027, 6.50% junior subordinated deferrable interest debentures due 2029, term loans of Hercules Tianpu at rates ranging from 2.97% to 6.58% through 2011, and term loans of Hercules Jiangmen at rates ranging from 4.62% to 6.97% through 2010.

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

Receivables facility

Ashland entered into a $200 million accounts receivable securitization facility.  As a part of this facility Ashland may sell, on an ongoing basis, a portion of its accounts receivable to obtain up to $200 million in cash or letters of credit.  For further information on this facility see Note G.

Covenants and other related items

As a result of the financing and subsequent debt issued to complete the Hercules acquisition, Standard & Poor’s downgraded Ashland’s corporate credit rating to BB- and Moody’s Investor Services downgraded Ashland’s corporate credit rating to Ba2.  In addition, Ashland is now subject to certain restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property, preferential security interest in acquired property and applicable insurance coverage as well as negative covenants that include financial covenant restrictions associated with leverage and fixed charge coverage ratios, total net worth and capital expenditure levels and restrictions on future dividend payments and stock repurchases.  As of June 30, 2009, Ashland is in compliance with all credit facility covenant restrictions.  The financial covenant restrictions are summarized in the following tables.

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

The following describes Ashland’s June 2009 calculation of the consolidated leverage ratio per the senior credit agreement as previously disclosed in a Form 8-K filed on November 21, 2008 and reconciliation of Consolidated EBITDA (as defined by the senior credit agreement, as amended) to net income:  Ashland has included certain non-GAAP information below to assist in the understanding of various financial debt covenant calculations.

								Covenant
(In millions, except ratios) (a)	Q4'08	(b)	Q1'09	Q2'09	Q3'09	Total		ratio
Debt/EBITDA
Consolidated EBITDA	$193		$155	$227	$266	$841
Debt			2,473	2,266	2,021	2,021
Debt/EBITDA						2.4	x	3.75	x
								max.

Reconciliation of Consolidated EBIDTA:
(In millions)	Q1'09	Q2'09	Q3'09
Net (loss) income	$(119)	$48	$50
Key items excluded (c)	82	(1)	3
Consolidated interest charges	35	56	64
Income taxes (benefit) expense	(1)	9	40
Depreciation and amortization	63	93	88
Hercules stub-period results (d)	34	-	-
Other nonrecurring or noncash charges (e)	61	22	21
Total consolidated EBITDA	$155	$227	$266

Reconciliation of Debt:
(In millions)	Q1'09	Q2'09	Q3'09
Total debt (long-term and short-term)	$2,468	$2,262	$1,993
Defeased debt	(31)	(31)	(13)
Guarantees (bank and third party)	36	35	41
	$2,473	$2,266	$2,021

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008, as amended.
(b)	Amounts for Q4’08 are as prescribed in the senior credit agreement, as amended.
(c)	Excludes certain income or costs that have been specifically identified within the senior credit agreement, as amended.
(d)	In accordance with the senior credit agreement, Hercules’ financial results from October 1, 2008 through November 13, 2008, which is the period of time during Ashland’s first quarter that it did not own Hercules, have been included within this calculation.
(e)	Includes certain nonrecurring or noncash transactions, including restructuring and integration charges, defined within the senior credit agreement. Allowable restructuring and integration charges are capped, per the senior credit agreement, as amended, not to exceed $80 million during the three fiscal year period ending September 30, 2011. Ashland has incurred approximately $44 million of qualifying restructuring and integration expenses to date in fiscal year 2009.

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

The following describes Ashland’s June 2009 calculation of the fixed charge coverage ratio per the senior credit agreement included in a Form 8-K filed on November 21, 2008:

								Covenant
(In millions, except ratios) (a)	Q4'08	(b)	Q1'09	Q2'09	Q3'09	Total		ratio
Fixed charge coverage
Consolidated EBITDA	$193		$155	$227	$266	$841
Capital expenditures	116		57	42	27	242
Adjusted interest expense	47		51	45	45	188
Scheduled debt payments	-		-	17	17	34
Adjusted dividend payment	5		5	6	6	22
Fixed charge coverage ratio						2.5	x	1.25	x
								min.

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008, as amended.
(b)	Amounts for Q4’08 are as prescribed in the senior credit agreement, as amended.

Under Ashland’s financing facilities, the minimum consolidated net worth covenant at the end of any fiscal quarter ending after December 31, 2008 must not be less than 85% of Ashland’s consolidated net worth as of December 31, 2008, after giving effect to any purchase accounting adjustments relating to the Hercules acquisition subsequent to December 31, 2008, increased on a cumulative basis for each subsequent quarter commencing with January 1, 2009 by an amount equal to 50% of Ashland’s U.S. GAAP reported net income (to the extent positive with no deduction for net losses) plus 100% of net cash proceeds of any issuance of equity interests (other than disqualified equity interests).  As of June 30, 2009 Ashland’s consolidated net worth covenant was $3,732 million versus the minimum consolidated net worth covenant of $3,109 million, a difference of $623 million.  As outlined above, this difference would be adversely impacted by any future operating losses, impairment (including goodwill, intangible assets and property, plant and equipment), pension remeasurement, severance or other related charges that reduce Ashland’s consolidated net worth.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits:  $300 million in fiscal year 2009, $250 million in fiscal year 2010, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.  Per the senior credit agreement, 50% of any amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.

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

As part of the receivables securitization facility, Ashland may sell, on an ongoing basis, a portion of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG.  Under the terms of the transfer and administration agreement, CVG may, from time to time, obtain up to $200 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from the conduit investors, the uncommitted investors and/or the committed investors through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  The transfer and administration agreement has an initial term of 364 days and is renewable at the discretion of the investors.  As a result, Ashland classified this borrowing as a short-term debt instrument within its Condensed Consolidated Balance Sheet.  All transfers are accounted for as secured borrowings and the receivables sold pursuant to the securitization facility are included in the Condensed Consolidated Balance Sheet as accounts receivable.  Fundings under the transfer and administration agreement are repaid as accounts receivable are collected, with new fundings being advanced (through daily reinvestments) as new accounts receivable are originated by Ashland and sold to CVG, with settlement generally occurring monthly.  Once accounts receivable are sold to CVG by Ashland, the receivables, related assets and rights to collection are separate and distinct from Ashland’s own assets and are not available to creditors of Ashland.  At June 30, 2009, the outstanding amount of accounts receivable sold by Ashland to CVG was $288 million for which Ashland had no outstanding draws on the approximate $184 million in available funding from qualifying receivables.

NOTE H – INVENTORIES

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the average cost method.  During the three and nine month periods ended June 30, 2009 and 2008 certain inventory quantities valued under the LIFO method were reduced.  This reduction resulted in a liquidation of LIFO quantities carried at lower costs prevailing in prior years as compared with the cost of purchases within the periods presented, the effect of which decreased cost of goods sold for the three months ended June 30, 2009 and 2008 by $3 million and $1 million, respectively, and $14 million and $5 million for the nine months ended June 30, 2009 and 2008, respectively.  The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30	June 30
(In millions)	2009	2008	2008
Chemicals and plastics	$537	$531	$555
Lubricants	111	127	135
Other products and supplies	17	18	16
Excess of replacement costs over LIFO carrying values	(119)	(200)	(185)
	$546	$476	$521

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES

In accordance with FAS 142, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1.  Due to the global economic environment and the related impacts within the industries Ashland conducts business, as well as the significant decline in Ashland’s market capitalization compared to the June 30, 2009 equity value, Ashland determined that there was a potential indicator to perform an interim impairment analysis.  Ashland performed a review of the current and projected financial performance of its reporting units to determine if specific events or circumstances existed to perform an interim impairment assessment as of June 30, 2009.  Ashland’s evaluation by reporting unit as of June 30, 2009 was as follows:

For the Performance Materials segment, which consists of two reporting units, Ashland analyzed the interim impairment assessment performed as of March 31, 2009, as the two reporting units experienced a decline in short-term demand, which has caused revenue to decrease by a similar level.  This analysis was performed to ensure no interim impairment was necessary as of June 30, 2009.  Based on current forecasts, including the long-term assumptions, Ashland continues to believe the two reporting units in Performance Materials have sufficient cushion between the enterprise value of the business and net book value and their interim results would not trigger an interim impairment assessment as of June 30, 2009.

The Consumer Markets reporting unit was deemed to not require an interim impairment assessment based on its performance since Ashland’s July 1, 2008 annual impairment test and the reporting unit’s projected cash flows.

Ashland concluded that an interim impairment assessment was not necessary for the Functional Ingredients and Water Technologies reporting units as of June 30, 2009 due to the recent acquisition of Hercules which created the majority of goodwill relating to these reported units.  However, to validate the continued appropriateness of the valuation of the reporting units following the transaction, Ashland updated the models used to value the Hercules businesses prior to the acquisition with the most recent financial results and forecasted assumptions.  This update included the short-term decline in performance as a result of the current economic environment, as well as the additional synergy savings and reductions to or delays in capital expenditures which have been identified after the acquisition announcement through Ashland’s continued integration efforts.  These additional synergies and changes in capital expenditures have essentially offset the recent decline in the reporting units’ volume.  Upon updating these models, Ashland concluded there was no indication of a decline in fair value for these reporting units which would require an interim impairment analysis as of June 30, 2009.

Because market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units.  Historically, Ashland has used a market multiples valuation technique.  Fair values were based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of industry peer group companies for each of these reporting units and, as deemed necessary, a discounted cash flow model.  Based upon the current market conditions, Ashland determined that a discounted cash flow model was a more representative valuation model to currently determine a business’ fair value, including the June 30, 2009 event-driven/interim impairment assessment of the Performance Materials reporting units.  The discounted cash flow models are highly reliant on various assumptions, some of which include:  projected business results and future industry direction, long-term growth factors and discount rates.  Ashland uses assumptions that it deems to be conservative estimates of likely future events.  Based on the assumptions used for the one Performance Materials reporting unit that was not significantly over the carrying value, a 1% negative change in any one of the assumptions made would have resulted in a fair value at, or slightly below, Ashland’s current carrying value of this reporting unit.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

Ashland’s assessment of an event that could cause an impairment charge could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: divestiture decision, negative change in discount rates, growth rates or other assumptions, continued economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.  Ashland recognizes that its current market capitalization at June 30, 2009 is significantly below the carrying value of equity.  However, Ashland believes that the assumptions and determinations used to fair value Ashland’s reporting units have been based on valuation methodologies, principles and practices standard within the current market place for valuing businesses.

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

The following is a progression of goodwill by segment for the nine months ended June 30, 2009 and 2008.

	Functional	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Distribution	Total
Balance at September 30, 2008	$-	$56	$196		$30	$1	$283
Acquisitions	1,214	571	-		-	-	1,785
Currency translation adjustment	61	24	(3)		-	-	82
Balance at June 30, 2009	$1,275	$651	$193		$30	$1	$2,150

(a)	Goodwill consisted of $34 million and $159 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.

	Functional	Water	Performance	Consumer
(In millions)	Ingredients	Technologies	Materials	Markets	Distribution	Total
Balance at September 30, 2007	$-	$54	$166	$30	$1	$251
Acquisitions	-	1	28	-	-	29
Currency translation adjustment	-	3	8	-	-	11
Balance at June 30, 2008	$-	$58	$202	$30	$1	$291

Intangible assets consist of trademarks and trade names, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property.  Intangibles are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 15 to 25 years, intellectual property over 5 to 20 years, customer relationships over 10 to 24 years and other intangibles over 2 to 30 years.  As part of recording the Hercules acquisition during the December 2008 quarter, Ashland recorded $1,082 million in intangible assets of which $255 million were related to indefinite-lived assets.  Ashland reviews amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Intangible assets were comprised of the following as of June 30, 2009 and 2008.

	2009			2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$353	$(23)	$330	$66	$(21)	$45
Intellectual property	327	(35)	292	54	(20)	34
Customer relationships	563	(28)	535	13	(2)	11
Other intangibles	43	(22)	21	38	(14)	24
Total intangible assets	$1,286	$(108)	$1,178	$171	$(57)	$114

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

Amortization expense recognized on intangible assets for the nine months ended June 30 was $46 million for 2009 and $8 million for 2008 and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

As of June 30, 2009, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $290 million and $32 million as of June 30, 2009 and 2008, respectively.  Ashland annually, or as deemed necessary, reviews these assets to determine whether events and circumstances continue to support the indefinite useful life designation.

Estimated amortization expense for future periods is $72 million in 2009 (includes nine months actual and three months estimated), $65 million in 2010, $63 million in 2011, $62 million in 2012 and $61 million in 2013.  See Note C for further discussion of Ashland’s goodwill and intangible asset activity.

NOTE J – INCOME TAXES

For the three months ended June 30, 2009 and 2008, Ashland’s effective tax rates were 44.3% and 29.4%, respectively.  For the nine months ended June 30, 2009 and 2008, Ashland’s effective tax rate was 168.5% and 24.7%, respectively.  The significant items that generated the variance between the U.S. federal statutory rate and the effective rates are included in the following table.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2009	2008	2009	2008
Income from continuing operations before income taxes	$91	$93	$29	$234
Income tax expense computed at U.S. Federal
statutory rates (35%)	$32	$33	$10	$82
Increase (decrease) in amount computed resulting from:
Adjustment of statutory rates for projected
annual income	(14)	(5)	(22)	(7)
Unused net operating losses	12	-	12	-
Resolution, evaluation and re-evaluation of tax positions	8	(1)	19	(11)
Gain on MAP Transaction	-	-	-	(8)
Nondeductible life insurance loss	(3)	-	5	-
Nondeductible in-process research and development costs	-	-	3	-
APB 23 repatriated earnings (a)	-	-	14	-
Auction rate securities valuation allowance	(2)	-	9	-
Research and development tax credits	-	-	(3)	-
Other	7	-	2	2
Income tax expense	$40	$27	$49	$58

(a) Represents repatriation of historical earnings of certain foreign subsidiaries.

During the nine month period ended June 30, 2009, Ashland increased its liability for unrecognized tax benefits for continuing operations by $22 million, primarily due to the Hercules acquisition, and decreased its liability for unrecognized tax benefits for discontinued operations by $1 million.  It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlement of ongoing audits.  However, Ashland does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (continued)

Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2009.

(In millions)
Balance at October 1, 2008	$79
Increases related to positions taken on items from prior years	13
Decreases related to positions taken on items from prior years	(5)
Increases related to assumed Hercules positions in the current year	35
Increases related to positions taken in the current year	8
Lapse of statute of limitations	(9)
Settlement of uncertain tax positions with tax authorities	(21)
Balance at June 30, 2009	$100

NOTE K – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 2 million for June 30, 2009 and 2008, respectively.

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2009	2008	2009	2008
Numerator
Numerator for basic and diluted EPS – Income (loss)
from continuing operations	$51	$66	$(20)	$176
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	74	63	72	62
Share based awards convertible to common shares	1	1	-	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	75	64	72	63

EPS from continuing operations
Basic	$.69	$1.04	$(.27)	$2.80
Diluted	$.68	$1.03	$(.27)	$2.77

NOTE L – EMPLOYEE BENEFIT PLANS

For the nine months ended June 30, 2009, $22 million had been contributed to the U.S. plans and $19 million had been contributed to the non-U.S. plans.  Ashland expects to make approximately $3 million in contributions to the U.S. plans and approximately $6 million in contributions to the non-U.S. plans during the remainder of fiscal year 2009.  The following table details the components of pension and other postretirement benefit costs.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension benefits		benefits
(In millions)	2009	2008	2009	2008
Three months ended June 30
Service cost	$11	$8	$1	$1
Interest cost	64	22	6	2
Expected return on plan assets	(58)	(28)	-	-
Amortization of prior service credit	-	-	(1)	(1)
Amortization of net actuarial loss (gain)	4	1	(1)	-
	$21	$3	$5	$2

Nine months ended June 30
Service cost	$32	$26	$3	$3
Interest cost	163	67	17	8
Expected return on plan assets	(147)	(82)	-	-
Amortization of prior service credit	-	-	(3)	(3)
Amortization of net actuarial loss (gain)	12	4	(4)	(2)
	$60	$15	$13	$6

As a result of the Hercules acquisition, Ashland assumed pension and other postretirement obligations with an estimated fair value of $1,422 million and $121 million, respectively.  The net liabilities assumed, after fair value adjustment, for pension and other postretirement obligations recognized in the Condensed Consolidated Balance Sheets were $188 million and $121 million, respectively.  See Note C for the purchase price allocations to pension and other postretirement obligations.

NOTE M – CAPITAL STOCK

On November 13, 2008, Ashland completed its acquisition of Hercules.  As part of the consideration to acquire the 112.7 million shares of outstanding Hercules Common Stock on that date, Ashland issued 10.5 million shares of Ashland Common Stock valued, as of the announcement date, at $450 million.

During the first, second and third quarters of fiscal 2009 the Board of Directors of Ashland announced and paid quarterly cash dividends of 7.5 cents per share to eligible shareholders of record.  The previous quarterly dividend in prior fiscal years had been 27.5 cents per share.  In conjunction with Ashland’s new debt facilities discussed in Note F, Ashland is now subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, if certain qualifying net income levels are not reached.

NOTE N – EQUITY AWARDS

Ashland has stock incentive plans under which key employees or directors are granted stock options, stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value over time or reward superior performance and encourage continued employment with Ashland.  Ashland began expensing stock awards on October 1, 2002 and recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $3 million and $3 million for the three months ended June 30, 2009 and 2008, respectively, and $6 million and $8 million for the nine month periods ended June 30, 2009 and 2008, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – EQUITY AWARDS (continued)

Stock options and SARs

Stock options and SARs are granted to employees at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of one to three years.  Unexercised stock options and SARs lapse ten years after the date of grant.  SARs granted for the nine months ended June 30, 2009 and 2008 were 2.3 million and 0.4 million, respectively.  In addition, on November 13, 2008, approximately one million options were converted from previous Hercules stock options into stock options for Ashland shares.  These shares vested upon closing of the acquisition and the fair value of the converted stock options were recognized as a component of the purchase price with no additional amounts recorded as future compensation expense.  See Note C for additional information on the purchase price calculation for Hercules.  As of June 30, 2009 there was $5 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.8 years.  In accordance with FAS 123(R) Ashland estimates the fair value of stock options and SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one to seven year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends upon grant.  Nonvested stock awards granted for the nine months ended June 30, 2009 and 2008 were 166,500 and less than 20,000 shares, respectively.  As of June 30, 2009 there was $3 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance shares/units

Performance shares/units are awarded to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Performance measures used to determine the actual number of performance shares/units issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over a three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable accounting guidance.  Nonvested performance shares/units do not entitle employees to vote the shares or receive any dividends thereon.  Performance shares/units granted for the nine months ended June 30, 2009 and 2008 were 0.3 million and 0.1 million, respectively.  As of June 30, 2009 there was $3 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 1.5 years.

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos litigation

Ashland and  Hercules, a wholly  owned  subsidiary  of  Ashland, have  liabilities  from  claims alleging personal injury caused by exposure to asbestos.  To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A).  The methodology used by HR&A to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense and claim settlement costs.  The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley, a former subsidiary.

Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Ashland asbestos claims activity, excluding that related to the acquisition of Hercules, follows.

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2009	2008	2008	2007	2006
Open claims - beginning of period	115	134	134	162	184
New claims filed	2	3	4	4	6
Claims settled	(1)	(2)	(2)	(2)	(3)
Claims dismissed	(13)	(20)	(21)	(30)	(25)
Open claims - end of period	103	115	115	134	162

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2009	2008	2008	2007	2006
Asbestos reserve - beginning of period	$572	$610	$610	$635	$571
Reserve adjustment	5	2	2	5	104
Amounts paid	(26)	(32)	(40)	(30)	(40)
Asbestos reserve - end of period	$551	$580	$572	$610	$635

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2009 quarter, it was determined that the reserve adjustment for asbestos claims should be increased by $5 million.  Total reserves for asbestos claims were $551 million at June 30, 2009 compared to $572 million at September 30, 2008 and $580 million at June 30, 2008.

Excluding the Hercules asbestos claims further described below, Ashland has insurance coverage for most of the litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide most of the coverage currently being accessed.  As a result, increases in the asbestos reserve have been largely offset by probable insurance recoveries.  The amounts not recoverable generally are due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland’s insurance coverage.

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 64% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 82% have a credit rating of B+ or higher by A. M. Best, as of June 30, 2009.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, which is reinsured by Equitas Limited (Equitas).  Ashland discounts a substantial portion of this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.

At June 30, 2009, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $437 million (excluding the Hercules receivable for asbestos claims), of which $71 million relates to costs previously paid.  Receivables from insurers amounted to $458 million at September 30, 2008 and $468 million at June 30, 2008.  During the June 2009 quarter, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update along with likely settlement adjustments caused an additional $8 million net increase in the receivable for probable insurance recoveries.

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

(In thousands)	November 13, 2008 through June 30, 2009
Open claims - November 13, 2008	27
New claims filed	1
Claims settled	-
Claims dismissed	(4)
Open claims - end of period	24

    A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	November 13, 2008 through June 30, 2009
Asbestos reserve - November 13, 2008	$233
Purchase accounting reserve adjustment	140
Amounts paid	(8)
Asbestos reserve - end of period	$365

In November 2008, Ashland completed its acquisition of Hercules.  At that time, Hercules’ recorded reserve for asbestos claims was $233 million for indemnity costs.  Ashland’s accounting policy in recording reserves for asbestos claims is to include amounts for both projected indemnity and defense costs.  As a result, Ashland recorded a $105 million increase to the asbestos reserve for Hercules to include projected defense costs.  To do so, Ashland utilized several internal models that it employs to estimate defense costs associated with asbestos claims.  During the June 2009 quarter Ashland included the Hercules claims within its annual

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

assessment of these matters, which includes running various non-inflated, non-discounted approximate 50-year models developed with the assistance of HR&A and determining from the range of estimates in the models the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  Based on this most recent assessment Ashland increased the reserve for this estimated Hercules liability by $35 million which was accounted for as an adjustment to Hercules’ November 2008 opening balance sheet since the adjustment was limited to claims that had been incurred as of the acquisition date, and therefore did not affect the income statement.  Total reserves for Hercules asbestos claims were $365 million at June 30, 2009.

As of Ashland’s acquisition date of Hercules, all of the cash recovered and placed into a trust from the settlements with certain of Hercules’ insurance carriers had been exhausted.  With the addition of estimated defense costs, the total Hercules asbestos reserve exceeded the amount needed to obtain reimbursements pursuant to coverage-in-place agreements with certain other insurance carriers.  Accordingly, Ashland initially estimated at the acquisition date the amount of future projected costs that will be reimbursable by such insurance using a similar methodology as performed on the historical Ashland asbestos liability and recorded a $35 million receivable within the noncurrent asbestos insurance receivable caption of the Condensed Consolidated Balance Sheet.  Upon completion of the annual update during the June 2009 quarter, the receivable was increased by $22 million reflecting the increase in liability from the updated model incorporated within Ashland’s complete valuation process.  As of June 30, 2009 the receivables from insurers amounted to $57 million.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has estimated in various current approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $800 million for the Ashland asbestos-related litigation and approximately $600 million for the Hercules asbestos-related litigation (or approximately $1.4 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Environmental remediation and asset retirement obligations

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2009, such locations included 96 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

162 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 160 are being actively remediated.

Ashland’s reserves for environmental remediation and asset retirement obligations amounted to $233 million at June 30, 2009 compared to $149 million at September 30, 2008 and $160 million at June 30, 2008, of which $186 million at June 30, 2009, $112 million at September 30, 2008 and $127 million at June 30, 2008 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.  As a result of the Hercules acquisition on November 13, 2008, Ashland assumed all Hercules’ environmental and asset retirement obligation contingencies.  Hercules’ obligations assumed by Ashland were $100 million, which includes an adjustment of $23 million for different remediation approaches and discount rates previously assumed under Hercules’ valuation models.

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the nine months ended June 30, 2009.

(In millions)
Balance at October 1, 2008	$149
Inherited Hercules obligations	100
Disbursements, net of cost recoveries	(28)
Revised obligation and accretion estimates	12
Balance at June 30, 2009	$233

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At June 30, 2009, September 30, 2008 and June 30, 2008, Ashland’s recorded receivable for these probable insurance recoveries was $36 million, $40 million and $42 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $14 million and $10 million for the nine months ended June 30, 2009 and 2008, respectively.  Environmental remediation expense, net of receivable activity, was $12 million and $6 million for the nine months ended June 30, 2009 and 2008, respectively.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $350 million, which includes the Hercules sites.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

Other legal proceedings and claims

During the June quarter, Ashland Consumer Markets announced an engine guarantee associated with its Valvoline® product line.  Consumers are beginning to register their vehicles to qualify for the guarantee.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Ashland has established an estimation methodology for quantifying the future potential reserves related to this guarantee program.  As of June 30, 2009, the reserve associated with this guarantee was not significant.

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

The following table presents for each segment the sales and operating revenue and operating income for the three and nine months ended June 30, 2009 and 2008, and total assets as of June 30, 2009 and 2008, and September 30, 2008.  Results of Ashland’s operating segments are presented based on its management structure and accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland refines its expense allocation methodologies to the operating segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  During fiscal 2009, Ashland began fully allocating significant corporate costs, except for certain significant company-wide restructuring activities, such as the current restructuring

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

plan related to the Hercules acquisition described in Note C, and other costs or adjustments that relate to former businesses that Ashland no longer operates.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2009	2008	2009	2008
SALES AND OPERATING REVENUES
Functional Ingredients	$233	$-	$575	$-
Water Technologies	436	244	1,187	667
Performance Materials	256	425	839	1,194
Consumer Markets	441	428	1,236	1,209
Distribution	698	1,151	2,249	3,223
Intersegment sales (a)	(27)	(47)	(93)	(127)
	$2,037	$2,201	$5,993	$6,166
OPERATING INCOME (LOSS)
Functional Ingredients	$24	$-	$13	$-
Water Technologies	31	12	38	16
Performance Materials	(5)	19	6	50
Consumer Markets	95	26	180	70
Distribution	3	20	44	39
Unallocated and other	4	10	(24)	10
	$152	$87	$257	$185

(a)	Intersegment sales are accounted for at prices that approximate market value.

	June 30	September 30	June 30
(In millions - unaudited)	2009	2008	2008
TOTAL ASSETS
Functional Ingredients	$2,965	$-	$-
Water Technologies	1,987	495	531
Performance Materials	908	1,080	1,130
Consumer Markets	755	750	745
Distribution	733	1,090	1,160
Unallocated and other	1,817	2,356	2,278
	$9,165	$5,771	$5,844

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are based upon a number of assumptions, including those mentioned within this report.  Performance estimates are also based upon internal forecasts and analyses of current and future market conditions and trends; management plans and strategies; operating efficiencies and economic conditions, such as prices, supply and demand, and cost of raw materials; legal proceedings and claims (including environmental and asbestos matters); and weather.  These risks and uncertainties may cause actual operating results to differ materially from those stated, projected or implied.  Other risks and uncertainties include the possibility that the benefits anticipated from Ashland’s acquisition of Hercules will not be fully realized; Ashland’s substantial indebtedness may impair its financial condition; the restrictive covenants under the debt instruments may hinder the successful operation of Ashland’s business; future cash flow may be insufficient to repay the debt; and other risks that are described in filings made by Ashland with the Securities and Exchange Commission (the “SEC”).  Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved.  This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur.  Other factors, uncertainties and risks affecting Ashland are contained in Ashland’s periodic filings made with the SEC, including its Form 10-K for the fiscal year ended September 30, 2008 and Form 10-Q for the quarters ended December 31, 2008 and March 31, 2009, which are available on Ashland’s Investor Relations website at http://investor.ashland.com or the SEC’s website at www.sec.gov.  Ashland undertakes no obligation to subsequently update or revise the forward-looking statements made in this report to reflect events or circumstances after the date of this report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global specialty chemicals company that provides products, services and solutions that meet customer needs throughout a variety of industries.  With approximately 15,000 employees worldwide, Ashland serves customers in more than 100 countries.

During the past several years, Ashland has been focused on the objective to create a dynamic, global specialty chemicals company.  In that process, Ashland has divested noncore businesses, redesigned business models, and acquired businesses in growth markets like water and adhesives to enhance Ashland’s specialty chemicals offerings.  Ashland’s acquisition of Hercules Incorporated (Hercules), in November 2008, propels the combined new company to a global leadership position with expanded capabilities and promising growth potential in specialty additives and functional ingredients, paper and water technologies, and specialty resins.

Sales and operating revenues (revenues) by region expressed as a percentage of total consolidated revenue was as follows:

	Three months ended		Nine months ended
	June 30		June 30
Revenues by Geography (a)	2009	2008	2009	2008
North America	66%	69%	69%	69%
Europe	21%	22%	20%	22%
Asia Pacific	9%	6%	7%	6%
Latin America & other	4%	3%	4%	3%
	100%	100%	100%	100%

(a)	Revenues from the acquired operations of Hercules are included herein from November 14, 2008 through June 30, 2009.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The contribution to revenue by each business segment expressed as a percentage of total consolidated revenue was as follows:

	Three months ended		Nine months ended
	June 30		June 30
Revenues by Business Segment (a)	2009	2008	2009	2008
Functional Ingredients	11%	n/a	9%	n/a
Water Technologies	21%	11%	20%	11%
Performance Materials	13%	19%	14%	19%
Consumer Markets	21%	19%	20%	19%
Distribution	34%	51%	37%	51%
	100%	100%	100%	100%

(a)	Revenues from the acquired operations of Hercules are included herein as of November 14, 2008, through June 30, 2009.

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

The transaction was valued at $2,594 million and included $786 million of debt assumed in the acquisition.  As part of the financing arrangement for the transaction, Ashland borrowed $2,300 million, which included $100 million drawn on the $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan that was repaid primarily with the issuance of $650 million senior unsecured bonds in May 2009, and retained $205 million in existing debt.

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

Drew Marine divestiture

In June 2009, Ashland signed a definitive agreement to sell its global marine services business known as Drew Marine, a business unit of Water Technologies, to J.F. Lehman & Co. in a transaction valued pretax at approximately $120 million.  This sale reflects Ashland’s strategy to strengthen its core specialty chemicals businesses while reducing Ashland’s investment in non-core or non-strategic businesses.  The Drew Marine business is a recognized global leader in providing technical solutions, high value products and services to

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

the global marine industry, including chemicals and testing equipment, water treatment, tank cleaners and corrosion inhibitors, sealing and welding products, refrigerants and refrigeration services, engineered systems and products, fuel management programs, and fire safety and rescue products and services.  The transaction is expected to close during the fourth quarter.

Economic environment

Ashland’s financial performance in fiscal 2009 has continued to be hindered by a significant decline in demand within the markets it conducts business, a direct result of continued weakness in the global economy, especially within North America and Europe.  Ashland has experienced significant volume declines of approximately 10% to 40% across all of its business segments during fiscal 2009.  Despite this pressure, Ashland was able to manage pricing and reduce costs, resulting in an overall improved gross profit margin.  This is particularly evident for Consumer Markets, where the gross profit as a percent of sales increased significantly during the three and nine months ended June 30, 2009, compared to the same periods of the prior year.

Cost-structure efficiency programs

As a result of the Hercules acquisition, the related financing agreements and current global economic environment, Ashland is implementing an organizational restructuring designed to integrate operational processes and streamline various resource groups and functions to produce greater efficiencies and reduce the overall cost structure.

Ashland is targeting approximately $390 million of run rate cost reductions, compared with a base line of April 1, 2008, with over $250 million in actual savings (including one-time savings) expected to be realized during the current fiscal year within the Statement of Consolidated Income.  Ashland has made significant progress on its cost reduction initiatives and, as of June 30, 2009, total run rate cost savings were $287 million.

Actions announced in January 2009 to immediately reduce costs includes:

•	freezing wage and salaries globally for 2009, except where legally mandated otherwise, with estimated savings of approximately $25 million;
•
implementing a two-week furlough program for most U.S. and Canadian based employees, that was completed in June of 2009, and several other job and benefits related actions.  Furlough program savings during the third quarter were $18 million with a total benefit of approximately $25 million for the program year to date; and

•
carrying out other cost reduction measures previously announced as $30 million that has been expanded to total nearly $100 million globally, including various plant and operational efficiencies and a significant reduction in travel and entertainment expenses.

In July 2009 Ashland announced that it is targeting an additional $100 million of cost reductions.  Specifically, a $27 million cost reduction program within Distribution was announced to realign the cost structure of the business.  The additional $73 million will come from continued efforts to resize Ashland to match the current market environment.

Previously announced cost reduction actions include:

•	an $85 million cost structure efficiency initiative, essentially all of which has already been achieved, primarily within the Performance Materials and Water Technologies businesses; and
•	$130 million of synergies resulting from the Hercules acquisition by the end of fiscal 2010, of which $105 million in total run rate cost savings have been realized.

The cumulative effect of these restructuring activities has resulted in the elimination of approximately 1,300 employee positions and six facility closings through the end of the June 2009 quarter and in total is currently expected to reduce the global workforce (excluding Valvoline retail employees) by a total of approximately 1,800, or 12% by the end of fiscal 2010.  As of June 30, 2009, the total restructuring reserve incurred under

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

the cost-structure efficiency programs was $73 million, of which $52 million for the nine month period ended June 30, 2009 has been charged as an expense within the Statement of Consolidated Income, consisting of $39 million classified within the selling, general and administrative expense caption and $13 million of accelerated depreciation charged to the cost of sales and operating expenses caption.  The remaining reserve of $21 million related to severance associated with Hercules personnel and various plant closing costs, which qualified for purchase method of accounting in accordance with FAS 141, and had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods; which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items.  Ashland anticipates completing these restructuring activities during fiscal year 2010.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Current Quarter – Ashland recorded net income of $50 million, or $.66 per diluted earnings per share, for the three months ended June 30, 2009 as compared to net income of $72 million, or $1.13 per diluted earnings per share, for the three months ended June 30, 2008.  The current quarter included a loss from discontinued operations in the amount of $1 million, or $.02 per diluted earnings per share, as compared to income of $6 million, or $.10 per diluted earnings per share, for the prior quarter.  Both periods’ discontinued operations results included net favorable adjustments to the asbestos receivable for insurance recoveries as a result of Ashland’s ongoing assessment of these matters; however, the current quarter’s benefit was more than offset by tax adjustments associated with the previous sale of former Ashland divisions.  Operating income was $152 million for the current quarter as compared to $87 million of operating income for the prior quarter.  Operating income for the current quarter as compared to the prior quarter included an additional $37 million of operating income within the acquired businesses of Hercules (on November 13, 2008) and Air Products (on June 30, 2008).  Certain items during the current quarter impacting operating income include $16 million for severance, asset impairment and accelerated depreciation charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs related to the global economic downturn.

Ashland incurred net interest and other financing expense of $62 million for the June 2009 quarter, which includes an additional $10 million of accelerated amortization for debt issuance costs associated with the bridge loan facility payoff in May of 2009, as compared to net interest and other financing income of $5 million in the prior quarter.  The current quarter increase in expense relates to interest attributable to the debt issued in conjunction with the financing of the Hercules acquisition.  Ashland’s effective tax rate was 44.3% for the three months ended June 30, 2009 and included an unfavorable $8 million tax judgment in a foreign jurisdiction as compared to 29.4% for the prior quarter.  The current quarter’s income tax expense was also significantly affected by an unfavorable adjustment related to a projected shift to more U.S. sourced earnings for the year.

Year-to-Date – Ashland recorded a net loss of $22 million, or $.30 per diluted earnings per share, for the nine months ended June 30, 2009 as compared to net income of $177 million, or $2.78 per diluted earnings per share, for the nine months ended June 30, 2008.  The current period included a loss from discontinued operations in the amount of $2 million, or $.03 per diluted earnings per share, for the nine months ended June 30, 2009 as compared to income of $1 million, or $.01 per diluted earnings per share, for the nine months ended June 30, 2008.  Both periods’ discontinued operations results included favorable net adjustments to the asbestos receivable for insurance recoveries as a result of Ashland’s ongoing assessment of these matters which were both offset by tax adjustments associated with the previous sales of former Ashland divisions.  Loss from continuing operations for the nine months ended June 30, 2009 was $20 million, as compared to income from continuing operations of $176 million in the nine months ended June 30, 2008.  During the current period, Ashland incurred a $54 million loss related to cross-currency swaps and a $32 million loss on auction rate securities, which were both reported within the other expense caption of the Statement of Consolidated Income.  In addition, Ashland incurred net interest and other

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

financing expense of $144 million during the current period as compared to net interest and other financing income of $26 million in the prior period, with the current year expense due to interest attributable to the debt issued in conjunction with the financing of the Hercules acquisition.  The prior period also included a one-time $23 million gain from the partial resolution of certain tax related matters with Marathon Oil Corporation related to the MAP Transaction, which was reported in the gain on the MAP Transaction caption of the Statement of Consolidated Income.  Income taxes were affected by the other expense items previously identified that were not deductible for income tax purposes as well as the negative effect of certain other tax items, which increased Ashland’s net loss by $47 million compared to the prior period’s effective tax rate of 24.7%.

Operating income for the nine months ended June 30, 2009 was $257 million, an increase of $72 million compared to the $185 million in operating income earned during the nine months ended June 30, 2008.  The acquisition of Hercules businesses increased operating income by approximately $15 million for the nine months ended June 30, 2009, despite $47 million in nonrecurring purchase accounting adjustments related to inventory and in-process research and development.  In addition, Ashland incurred $52 million for severance charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.  These key items, along with significant volume declines across all business segments, hindered operating results as compared to the prior period, but were more than offset by aggressive cost reductions, lower raw materials costs and the affects of pricing improvements, particularly within the Consumer Markets segment.

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the three and nine months ended June 30, 2009 and 2008.

	Three months			Nine months
(In millions)	2009	2008	Change	2009	2008	Change
Sales and operating revenues	$2,037	$2,201	$(164)	$5,993	$6,166	$(173)

Current Quarter – Revenues for the three months ended June 30, 2009 decreased $164 million, or 7%, compared to the June 2008 quarter primarily due to significant volume declines of $461 million, or 21%, as operating segments, other than Consumer Markets, reported volume declines anywhere from 15% to 40% as a result of the global economic slowdown, particularly within the automotive, construction and recreational marine industries.  Unfavorable currency exchange rates decreased revenue $83 million, or 4%, while price and mix decreased revenue by an additional $128 million, or 5%.  These declines were partially offset by a $483 million, or 22%, increase in revenues related to the acquired Hercules businesses recorded during the current quarter.  Revenues from the acquisition of Air Products’ pressure sensitive adhesive business and atmospheric emulsions business (Air Products) on June 30, 2008 contributed an additional $25 million, or 1%, in the current quarter.

Year-to-Date – Revenues for the nine months ended June 30, 2009 decreased $173 million compared to the prior period.  The current period included $1,193 million, or 19%, in additional revenues related to the acquired Hercules businesses.  Significant volume declines decreased revenue by $1,255 million, or 20%, with unfavorable currency exchange rates decreasing revenue by $236 million, or 4%, compared to the prior period.  These declines were partially offset by price and mix increases of $43 million, or 1%, across almost all operating segments as a result of successful price management throughout the current period.  Revenues from the acquisition of Air Products contributed an additional $82 million, or 1%, in the current period.

	Three months			Nine months
(In millions)	2009	2008	Change	2009	2008	Change
Cost of sales and operating expenses	$1,544	$1,844	$(300)	$4,716	$5,158	$(442)
Gross profit as a percent of sales	24.2%	16.2%		21.3%	16.3%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter – Cost of sales and operating expenses (cost of sales) for the June 2009 quarter decreased $300 million, or 16%, compared to the June 2008 quarter as increases related to the acquisitions of Hercules and Air Products were more than offset by significant declines in volume and raw material costs and a positive currency exchange impact in the current quarter as compared to the prior quarter.  The acquisitions of Hercules and Air Products represented a $368 million, or 20%, increase in cost of sales for the three months ended June 30, 2009, with change in product mix adding an additional $4 million.  Significant volume declines reduced cost of sales by $371 million, or 20%, while currency exchange, due to the strengthening of the U.S. dollar as compared to the prior quarter, reduced cost of sales by $62 million, or 3%.  Declining raw material costs decreased cost of sales by $239 million, or 13%, compared to the prior quarter.  Gross profit as a percent of sales (gross profit margin) increased by 8.0 percentage points compared to the prior quarter as a result of the acquisition of higher margin businesses, the mix of revenue by operating segment and a realization of improved gross profit margins, particularly within Consumer Markets.

Year-to-Date – Cost of sales for the nine months ended June 30, 2009 decreased $442 million, or 9%, compared to the prior period as increases related to the acquisitions of Hercules and Air Products were more than offset by significant declines in volume and a positive currency exchange impact in the current period as compared to the prior period.  The acquisitions of Hercules and Air Products represented a $965 million, or 18%, increase in cost of sales for the current period, which includes a nonrecurring charge of $37 million associated with the inventory fair value adjustment of Hercules’ acquired inventory, with change in product mix adding an additional $12 million.  Significant volume declines reduced cost of sales by $1,003 million, or 19%, while currency exchange, due to the strengthening of the U.S. dollar as compared to the prior period, reduced cost of sales by $183 million, or 4%.  Decreases in raw material costs contributed an additional $233 million, or 4%, decline in cost of sales.  Gross profit margin increased by 5.0 percentage points compared to the prior period as a result of the acquisition of higher margin businesses, the mix of revenue by operating segment and a realization of improved gross profit margins, particularly within Consumer Markets.

	Three months			Nine months
(In millions)	2009	2008	Change	2009	2008	Change
Selling, general and administrative
expenses	$353	$283	$70	$1,049	$856	$193
As a % of revenues	17.3%	12.9%		17.5%	13.9%

Current Quarter – Selling, general and administrative expenses for the June 2009 quarter increased 25% compared to the June 2008 quarter with selling, general and administrative expenses as a percent of revenue increasing 4.4 percentage points.  Nonrecurring items impacting the comparability of the June 2009 quarter compared to the June 2008 quarter included a $4 million charge for severance from various cost reduction programs.  The acquisitions of Hercules and Air Products added an additional $101 million in selling, general and administrative expenses (excluding the nonrecurring charges) as compared to the prior quarter.  Currency exchange effects reduced selling, general and administrative expenses by $13 million, while Ashland’s implemented cost reduction initiatives and other items reduced these same expenses by $22 million from the prior year June quarter.  For further information on cost cutting initiatives see the “Key Fiscal 2009 Developments” discussion within Management’s Discussion and Analysis as well as Note C in the Notes to Condensed Consolidated Financial Statements.

Year-to-Date – Selling, general and administrative expenses for the nine months ended June 30, 2009 increased 23% compared to the nine months ended June 30, 2008, with selling, general and administrative expenses as a percent of revenue increasing 3.6 percentage points.  Expenses impacting the comparability of the current period as compared to the prior period include a charge of $10 million related to the purchased in-process research and development projects at Hercules as of the acquisition date and $39 million in severance and restructuring charges, primarily due to the ongoing integration and reorganization from the Hercules acquisition.  These charges were partially offset by a currency gain on an intracompany loan of $5 million in 2009, while 2008 included a $5 million charge for costs related to the suspension of a joint venture project.  The acquisitions of Hercules and Air Products added an additional $273 million in selling,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

general and administrative expenses (excluding the nonrecurring charges) as compared to the prior period.  Currency exchange effects reduced selling, general and administrative expenses by $39 million, while Ashland’s implemented cost reduction initiatives and other items reduced these same expenses by $80 million from the prior period.  For further information on cost cutting initiatives see the “Key Fiscal 2009 Developments” discussion within Management’s Discussion and Analysis as well as Note C in the Notes to Condensed Consolidated Financial Statements.

	Three months			Nine months
(In millions)	2009	2008	Change	2009	2008	Change
Equity and other income
Equity income	$2	$6	$(4)	$9	$16	$(7)
Other income	10	7	3	20	17	3
	$12	$13	$(1)	$29	$33	$(4)

Current Quarter – Total equity and other income decreased $1 million during the June 2009 quarter compared to the prior year same quarter.  The decrease in the current quarter primarily relates to decreased equity income from Performance Materials’ joint ventures impacted by the current global economic downturn.

Year-to-Date – Total equity and other income decreased $4 million during the nine months ended June 30, 2009 compared to the prior period.  The decrease in the current period primarily relates to decreased equity income of joint ventures associated with Performance Materials as discussed above.

	Three months			Nine months
(In millions)	2009	2008	Change	2009	2008	Change
Gain on the MAP Transaction	$1	$1	$-	$2	$23	$(21)

Current Quarter and Year-to-Date – “MAP Transaction” refers to the June 30, 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation.  The gain in the prior year nine month period relates to the settlement with Marathon of certain tax related matters associated with the MAP Transaction, which resulted in a $23 million gain.  The income recorded for the other periods primarily relate to an increase in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to environmental and other postretirement obligations.

	Three months			Nine months
(In millions)	2009	2008	Change	2009	2008	Change
Net interest and other financing
(expense) income
Interest income	$4	$9	$(5)	$16	$35	$(19)
Interest expense	(63)	(3)	(60)	(153)	(7)	(146)
Other financing costs	(3)	(1)	(2)	(7)	(2)	(5)
	$(62)	$5	$(67)	$(144)	$26	$(170)

Current Quarter – The increase in interest expense of $67 million compared to the prior quarter primarily represents interest charges associated with the $2,300 million debt drawn upon the closing of the Hercules acquisition.  Interest expense for the current quarter includes an additional $10 million of accelerated amortization for deferred debt issuance costs associated with the bridge loan payoff in May of 2009.  In conjunction with the acquisition, interest income also declined as the remaining funding to complete the merger was paid from Ashland’s existing liquid investments.  For further information on this transaction see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note C in the Notes to Condensed Consolidated Financial Statements.  More information on Ashland debt, including rates paid and scheduled maturities can be found in Note F in the Notes to Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date – The increase in interest expense of $170 million from the prior period primarily represents interest charges associated with the $2,300 million debt drawn upon the closing, on November 13, 2008, of the Hercules acquisition which also increased other financing costs as compared to the prior period.  Interest expense for the current period includes an additional $10 million of accelerated amortization for deferred debt issuance costs associated with the bridge loan payoff in May of 2009.  In conjunction with the acquisition, interest income also declined as the remaining funding to complete the merger was paid from Ashland’s existing liquid investments.

	Three months			Nine months
(In millions)	2009	2008	Change	2009	2008	Change
Other expenses
Loss on currency swaps	$-	$-	$-	$54	$-	$54
Loss on auction rate securities	-	-	-	32	-	32
	$-	$-	$-	$86	$-	$86

Year-to-Date – The other expenses caption included two significant one-time items, both incurred in the December 2008 quarter of fiscal 2009.  The first was a $54 million loss on currency swaps related to the Hercules acquisition which was a hedge against Hercules’ open currency swap positions prior to the acquisition.  The second was a $32 million charge on auction rate securities.  For further information on auction rate securities see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note E in the Notes to Condensed Consolidated Financial Statements.

	Three months			Nine months
(In millions)	2009	2008	Change	2009	2008	Change
Income tax expense	$40	$27	$13	$49	$58	$(9)
Effective tax rate	44.3%	29.4%		168.5%	24.7%

Current Quarter – The effective tax rate of 44.3% for the current quarter includes an unfavorable $8 million tax judgment in a foreign jurisdiction.  In addition, the current quarter also reflects an adjustment to income tax expense related to a projected shift to more U.S. sourced earnings for the year.  Ashland currently expects the effective tax rate for the September 2009 quarter to be 27%, which includes certain net operating losses that will not be deductible.

Year-to-Date – The overall effective tax rate was significantly increased during the first nine months of fiscal 2009 due to several key factors.  Using a 35% statutory federal tax rate applied to the loss and income from continuing operations for the nine months ended June 30, 2009 and 2008, income taxes would have been an expense of $10 million in 2009 and $82 million in 2008.  Significant discrete items reducing the benefit for fiscal 2009 included income tax on repatriated foreign earnings of $14 million, a $9 million valuation allowance on auction rate security losses and increases in FIN 48 reserves of $19 million.  In addition, the current year was negatively affected by nondeductible life insurance losses of $5 million.  See Note J in the Notes to Condensed Consolidated Financial Statements for further information on adjustments during the current and prior year.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months			Nine months
(In millions)	2009	2008	Change	2009	2008	Change
Income from discontinued operations
(net of tax)
Asbestos-related litigation
reserves and expenses	$3	$7	$(4)	$3	$7	$(4)

Loss on disposal of discontinued
operations (net of tax)
APAC loss on sale of operations	(1)	(1)	-	(2)	(6)	4
Electronic Chemicals loss on
sale of operations	(3)	-	(3)	(3)	-	(3)
Total income (loss) from
discontinued operations (net of tax)	$(1)	$6	$(7)	$(2)	$1	$(3)

Current Quarter – Loss from discontinued operations was $1 million for the three months ended June 30, 2009 as compared to income of $6 million for the three months ended June 30, 2008.  Income for both periods was primarily due to favorable net adjustments of $3 million and $7 million, respectively, to the asbestos receivable for insurance recoveries as a result of Ashland’s ongoing assessment of these matters.  This income for both periods was offset by post-closing tax adjustments to the gain on the sale of APAC and environmental adjustments to the gain on the sale of Electronic Chemicals.  For further information on results from discontinued operations see Note D in the Notes to Condensed Consolidated Financial Statements.

Year-to-Date – Loss from discontinued operations was $2 million for the nine months ended June 30, 2009 as compared to income $1 million for the nine months ended June 30, 2008.  Income for both periods was primarily due to favorable net adjustments of $3 million and $7 million, respectively, to the asbestos receivable for insurance recoveries as a result of Ashland’s ongoing assessment of these matters.  This income for both periods was offset by post-closing tax adjustments to the gain on the sale of APAC and environmental adjustments to the gain on the sale of Electronic Chemicals.

RESULTS OF OPERATIONS –BUSINESS SEGMENTS

Results of Ashland’s business segments are presented based on its management structure and accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland refines its expense allocation methodologies to the operating segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  During fiscal 2009, Ashland began fully allocating significant corporate costs, except for certain significant company wide restructuring activities, such as the current restructuring plan related to the Hercules acquisition described in Note C, and other costs or adjustments that relate to former businesses that Ashland no longer operates.

As previously discussed, Ashland’s businesses are managed along five industry segments:  Functional Ingredients, Water Technologies, Performance Materials, Consumer Markets and Distribution.  For additional information see Notes A and P in the Notes to Condensed Consolidated Financial Statements.

The following table shows revenues, operating income and operating information by business segment for the three and nine months ended June 30, 2009 and 2008.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2009	2008	2009	2008
Sales and operating revenues
Functional Ingredients	$233	$-	$575	$-
Water Technologies	436	244	1,187	667
Performance Materials	256	425	839	1,194
Consumer Markets	441	428	1,236	1,209
Distribution	698	1,151	2,249	3,223
Intersegment sales	(27)	(47)	(93)	(127)
	$2,037	$2,201	$5,993	$6,166
Operating income (loss)
Functional Ingredients	$24	$-	$13	$-
Water Technologies	31	12	38	16
Performance Materials	(5)	19	6	50
Consumer Markets	95	26	180	70
Distribution	3	20	44	39
Unallocated and other	4	10	(24)	10
	$152	$87	$257	$185

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2009	2008	2009	2008
Operating information
Functional Ingredients (a) (b)
Sales per shipping day	$3.7	$-	$3.7	$-
Metric tons sold (thousands)	41.2	-	112.0	-
Gross profit as a percent of sales	27.6%	-	23.1%	-
Water Technologies (a) (b)
Sales per shipping day	$6.9	$3.8	$6.3	$3.5
Gross profit as a percent of sales	34.7%	37.2%	32.8%	37.9%
Performance Materials (a)
Sales per shipping day	$4.1	$6.6	$4.5	$6.3
Pounds sold per shipping day	3.8	4.9	3.9	4.7
Gross profit as a percent of sales	16.9%	17.5%	17.3%	17.9%
Consumer Markets (a)
Lubricant sales (gallons)	45.7	43.8	116.4	125.7
Premium lubricants (percent of U.S. branded volumes)	29.0%	24.9%	28.5%	24.6%
Gross profit as a percent of sales	37.5%	23.9%	30.8%	24.4%
Distribution (a)
Sales per shipping day	$11.1	$18.0	$12.0	$17.1
Pounds sold per shipping day	14.1	19.0	14.6	18.9
Gross profit as a percent of sales (c)	10.1%	7.8%	10.4%	7.6%

(a)	Sales are defined as sales and operating revenues. Gross profit as a percent of sales is defined as sales and operating revenues, less cost of sales and operating expenses divided by sales.
(b)	Industry segment results from November 14, 2008 forward include operations acquired from Hercules Incorporated.
(c)
Distribution’s gross profit as a percentage of sales for the three months ended June 30, 2009 and 2008 include a LIFO quantity credit of $3 million and $1 million, respectively, and $14 million and $5 million for the nine months ended June 30, 2009 and 2008, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

As previously discussed, Ashland’s financial performance during the current three and nine months ended June 30, 2009 have been hindered by declining demand, a direct result of continued weakness in the global economy, especially within the North American and European automotive, construction and recreational marine industries.  Volume levels were down across all businesses, with the exception of Consumer Markets in the June 2009 quarter, including operations acquired from Hercules on November 13, 2008, decreasing anywhere from 10% to 40% versus the same three and nine month periods of the prior year.  Despite this pressure Ashland has been implementing pricing process improvements and has aggressively reduced excess capacity over current market demands, which has helped mitigate the effects of the declining volume, as average selling prices are generally higher versus a year ago.  This coupled with reductions in selling, general and administrative expenses from the cost-structure efficiency programs previously described curtailed the effects of the lost volume during the current three and nine months ended period.

Functional Ingredients

Functional Ingredients provides specialty additives and functional ingredients that manage the physical properties of both aqueous and nonaqueous systems.  The majority of Functional Ingredients’ products are derived from renewable and natural raw materials.

Current Quarter – Functional Ingredients, consisting primarily of Hercules’ acquired Aqualon Group, reported operating income of $24 million for the June 2009 quarter.  Revenues for the quarter were $233 million with sales per shipping day of $3.7 million on metric tons sold of 41.2 thousand for the quarter.  Gross profit as a percentage of sales increased 5.2 percentage points to 27.6% on a sequential quarter basis as the March 2009 quarter was negatively impacted by a significant nonrecurring charge of $16 million for an inventory fair value adjustment associated with the Hercules acquisition and a one-time sales transaction to an oilfield chemical supplier in the amount of $17 million.  In addition, the decision to reduce inventory $23 million at below replacement levels during the current quarter negatively impacted gross profit by $7 million, or 3% of sales.  Selling, general and administrative expenses incurred during the quarter were $39 million and represented 17% of sales, a 25% decline from the March 2009 quarter as the furlough program savings and other cost reduction initiatives contributed to the overall cost structure decline.

Year-to-Date – Functional Ingredients reported operating income of $13 million for the period ended June 30, 2009 since Ashland’s acquisition of Hercules on November 13, 2008.  Current period significant nonrecurring charges included:  a $30 million inventory fair value adjustment and a $5 million charge for purchased in-process research and development associated with the Hercules acquisition.  Revenues reported were $575 million and included a significant one-time sales transaction to an oilfield chemical supplier in the amount of $17 million, which represented 8% of the product volume for the current period.  Sales per shipping day for the current period were $3.7 million and metric tons sold were 112.0 thousand.  Gross profit margin of 23.1% was negatively impacted by 5.6% due to the significant one-time sales transaction and nonrecurring purchase accounting inventory charge.  Selling, general and administrative expenses incurred during the current period were $119 million and represented 21% of revenues.

Water Technologies

Water Technologies supplies specialty chemicals to the pulp and paper, industrial and institutional, mining, municipal and marine industries.  Water Technologies’ functional, process and water management chemistries are used to improve operational efficiencies, to enhance product quality, to protect plant assets, and to ensure environmental compliance.

As discussed in Note C of Notes to Condensed Consolidated Financial Statements, in June 2009 Ashland signed a definitive agreement to sell its global marine services business known as Drew Marine, a business unit of Water Technologies, to J.F. Lehman & Co. in a transaction valued pre-tax at approximately $120 million.  The Drew Marine business, with annual revenues of approximately $140 million a year, has approximately 325 employees, 28 offices and 98 stocking locations in 47 countries.  The transaction is expected to close during the September 2009 quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter – Water Technologies reported operating income of $31 million during the June 2009 quarter as compared to $12 million reported during the June 2008 quarter.  Significant volume declines related to the global economic downturn and slight decreases in pricing were more than offset by reductions within selling, general and administrative expenses, reductions to costs of goods, improved product mix and the addition of the paper business from the Hercules acquisition.  Revenues increased 79% to $436 million compared to $244 million during the June 2008 quarter, a direct result of the Hercules acquisition, which contributed revenues of $257 million, or 105% combined with a favorable mix of $6 million, or 3%.  The impact of these revenue increases was partially offset by a $50 million, or 20%, decline in volume, a $17 million, or 7%, decline attributable to foreign currency, and unfavorable pricing of $4 million, or 2% as compared to the June 2008 quarter.

Gross profit margin decreased 2.5 percentage points to 34.7% for the June 2009 quarter, primarily due to the inclusion of the acquired Hercules Paper Technologies and Ventures business, which has historically been a lower gross profit margin business.  The acquired Hercules business contributed $74 million to gross profit.  Additionally, favorable cost of goods sold, including raw materials, and product mix improvements more than offset unfavorable pricing contributing an additional $13 million to gross profit.  The significant raw material inflation experienced throughout fiscal 2008 continued to moderate during the current quarter and was favorable versus prior year quarter, more than offsetting any price decreases in the period.  These increases in gross profit were partially offset by a $20 million decline in volume and a $7 million decrease attributable to foreign currency.  Selling, general and administrative expenses increased $41 million during the June 2009 quarter primarily due to a $62 million increase from the acquired operations of Hercules, which was partially offset by reduced selling and administrative expense of $16 million, principally related to operational cost savings from restructuring the business subsequent to the Hercules acquisition, and a $5 million reduction attributable to foreign currency.

Year-to-Date – Water Technologies reported operating income of $38 million for the current period compared to $16 million reported during the prior period.  Significant volume declines related to the global economic downturn were more than offset by reductions within selling, general and administrative expenses, reductions to costs of goods, improved product mix and pricing, and the addition of the paper business from the Hercules acquisition.  Current period results also included several one-time charges related to the Hercules acquisition that included; a $7 million inventory fair value adjustment recorded within the cost of sales caption, a $5 million charge for purchased in-process research and development recorded within the selling, general and administrative caption and a severance charge of $2 million recorded within the selling, general and administrative caption.  Revenues increased 78% to $1,187 million compared to $667 million, a direct result of the Hercules acquisition, which contributed revenues of $635 million, or 95%.  This increase was partially offset by a $95 million, or 14%, decline in volume and a $41 million, or 6%, decline attributable to foreign currency, while improved pricing and mix contributed an additional $21 million, or 3%, as compared to the prior period.

Gross profit margin decreased 5.1 percentage points to 32.8% for the current period, partially due to the $7 million of previously mentioned nonrecurring purchase accounting charges to cost of sales as well as inclusion of the former Hercules Paper Technologies and Ventures business, which has historically been a lower gross profit business.  The acquired Hercules business contributed $169 million to gross profit while price increases, mix improvements and reduced cost of goods sold spending contributed an additional $22 million to gross profit.  Other items affecting the gross profit margin included a $36 million decrease in volume and a $20 million decrease attributable to foreign currency.  Overall raw material inflation was experienced throughout the period, peaking in October with sequential moderation through June; however, this was more than offset by successfully negotiated full service and municipal contracts that recaptured the increased raw material costs during the period.  Selling, general and administrative expenses increased $113 million during the current period, primarily due to a $165 million increase from the acquired operations of Hercules, which included a $5 million nonrecurring charge for purchased in-process research and development.  This increase was partially offset by a $36 million reduction in selling expense, principally

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

related to operational cost savings from restructuring the business subsequent to the Hercules acquisition, and a $16 million reduction attributable to foreign currency.

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

Current Quarter – Performance Materials reported an operating loss of $5 million during the June 2009 quarter, compared to income of $19 million reported during the June 2008 quarter.  Significant volume declines during the quarter, primarily due to the global economic downturn, and various restructuring costs of $13 million contributed to the loss during the current quarter.  Revenues decreased 40% to $256 million compared to $425 million during the prior quarter.  Decreases in volume of $139 million, or 33%, due to significant weakness in demand in the automotive, construction and recreational marine markets, currency exchange of $28 million, or 7%, and price of $27 million, or 6%, were the primary factors in the decrease in revenue.  These decreases were partially offset by revenues from the acquisition of Air Products in June 2008, which contributed $25 million, or 6%, to the current quarter revenues.  Excluding the effect of the Air Products acquisition in the June 2009 quarter, revenue decreased 46% and volume decreased 36%.

Gross profit margin during the June 2009 quarter decreased 0.6 percentage points to 16.9%, partially as a result of accelerated depreciation related to plant closures of $9 million.  Price margin contributed a $12 million increase in gross profit; however, this was not sufficient to overcome the significant volume declines, which resulted in a $41 million decrease in gross profit.  Foreign currency decreased gross profit by $6 million, but was largely offset by gross profit earned from the acquired operations of Air Products, which added $4 million.  Selling, general and administrative expenses decreased $12 million, or 21%, as compared to the prior quarter, primarily due to a $6 million decrease related to various cost saving initiatives and a $6 million decline in reduced corporate allocations and foreign currency.  Equity and other income decreased $5 million during the June 2009 quarter compared to the June 2008 quarter, primarily due to a $3 million charge during the current quarter from a joint venture that closed a significant manufacturing facility.

Year-to-Date – Performance Materials reported operating income of $6 million for the current period, an 88% decrease from the $50 million reported during the prior period.  Significant volume declines during the period, primarily due to the global economic downturn, were partially offset by lower selling, general and administrative expenses.  Revenues decreased 30% to $839 million compared to $1,194 million in the prior period.  Decreases in volume of $355 million, or 30%, due to significant weakness in demand in the automotive, construction and recreational marine markets, currency exchange of $71 million, or 6%, and price of $11 million, or 1%, were the primary factors in the decrease in revenue.  These decreases were partially offset by revenues from the acquisition of Air Products which contributed $82 million, or 7%, and to current period revenues.  Excluding the effect of Air Products for the current period, revenue decreased 37%.

Gross profit margin during the current period decreased 0.6 percentage points to 17.3%, primarily due to volume declines, which resulted in a $110 million decrease in gross profit, while foreign currency decreased gross profit by $15 million.  However, disciplined price management and aggressive reductions in manufacturing costs mitigated the gross profit margin decline from lost volume as price increases coupled with raw material cost decreases added $44 million to gross profit, which included a $14 million charge for plant closure costs.  The acquisition of Air Products also contributed $13 million to gross profit.  Selling, general and administrative expenses decreased $30 million, or 17%, during the current period as compared to the prior period, primarily due to a $16 million decrease related to various cost saving initiatives and a $12 million decline in reduced corporate allocations.  Equity and other income decreased $6 million during the current period compared to the prior period, primarily due to reduced equity income from various joint

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ventures impacted by the current global economic conditions as well as a $3 million charge from a joint venture that closed a significant manufacturing facility.

Consumer Markets

Consumer Markets sells premium packaged automotive lubricants, chemicals, appearance products, antifreeze and filters.  In addition, Consumer Markets is engaged in the “fast oil change” business through outlets operating under the Valvoline Instant Oil Change® name.

Current Quarter – Consumer Markets reported record operating income of $95 million during the June 2009 quarter, nearly quadrupling operating income of $26 million reported during the June 2008 quarter.  Gross profit margin improvement led to Consumer Markets’ record performance as well as successful implementation of various cost saving initiatives within operations and selling, general and administrative costs.  Revenues increased 3% to $441 million compared to $428 million in the prior quarter.  Volumes increased revenue by $9 million, or 2%, as lubricant volume increased 4% to 45.7 million gallons during the current quarter, which was primarily driven by the Do-It-Yourself market channel.  Increases in pricing of $11 million, or 3%, and a change in product mix of more premium lubricants sold during the quarter contributed $6 million, or 1%, compared to the June 2008 quarter, also contributed to the revenue increase.  Currency exchange decreases reduced revenue by $13 million, or 3%.  Valvoline Instant Oil Change® continued to post strong results as company-owned stores increased car counts, increasing same store sales by 6%.

Gross profit margin during the June 2009 quarter increased 13.6 percentage points to 37.5%.  The combination of pricing actions that began in fiscal 2008, lower raw material costs and cost saving initiatives continued to positively impact results causing an increase in gross profit of $62 million.  Net volume and mix increases also contributed an additional $5 million to gross profit, but was largely offset by a foreign currency decline of $4 million.  Selling, general and administrative expenses decreased $4 million, or 5%, during the current quarter primarily due to currency exchange decreases of $3 million and reduced advertising, travel and entertainment of $3 million.  Equity and other income increased by $2 million during the June 2009 quarter compared to the June 2008 quarter, primarily due to increased equity and royalty income.

Year-to-Date – Consumer Markets reported record operating income of $180 million for the current period, a 157% increase compared to $70 million reported during the prior period.  Profit margin improvement led to Consumer Markets’ record performance as well as successful implementation of various cost saving initiatives within operations and selling, general and administrative costs.  Revenues increased 2% to $1,236 million compared to $1,209 million in the prior period.  Increased pricing of $138 million, or 11%, and a favorable change in product mix of more premium lubricants sold during the period of $18 million, or 2%, offset volume declines in revenue of $85 million, or 7%, as lubricant volume decreased 7%, to 116.4 million gallons as compared to the prior period.  Foreign currency declines also reduced revenue by an additional $44 million, or 4%, as compared to the prior period.

Gross profit margin during the current period increased 6.4 percentage points to 30.8%.  The combination of pricing actions that began in fiscal 2008, lower raw material costs and cost saving initiatives positively impacted results causing an increase in gross profit of $109 million.  This increase in gross profit was offset by net volume and mix decreases reducing gross profit by $10 million and foreign currency declines of $12 million compared to the prior period.  Selling, general and administrative expenses decreased $21 million, or 9%, during the current period primarily due to currency exchange decreases of $9 million and reduced advertising, travel and entertainment of $8 million.  Equity and other income increased by $2 million during the current period, primarily due to equity and royalty income.

Distribution

Distribution distributes chemicals, plastics and composite raw materials in North America and plastics in Europe and China.  Distribution also provides environmental services in North America.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter – Distribution reported operating income of $3 million during the June 2009 quarter, an 85% decrease from the $20 million reported during the June 2008 quarter.  Improved gross margin and successful cost savings initiatives within selling, general and administrative expenses were not able to offset the significant declines in volume, which were primarily due to the weakness in North American industrial output.  Revenues decreased 39% to $698 million compared to $1,151 million in the prior quarter.  Pounds sold per shipping day decreased 26% to 14.1 million compared to 19.0 million in the prior quarter as both the plastics line of business and chemicals line of business were affected by overages in market supply as a result of the current global economic downturn.  Overall, volume decreases resulted in a $309 million decline in revenue with price and currency exchange decreases causing an additional $119 million, or 10%, and $25 million, or 2%, decline, respectively, as price increase announcements have been met with limited success during the current quarter.

Gross profit margin during the June 2009 quarter increased 2.3 percentage points to 10.1% and benefited from a favorable $3 million quantity LIFO adjustment.  Raw material price decreases resulted in a favorable contribution of $16 million to gross profit.  This increase was offset by a $36 million decline in gross profit due to volume declines.  Currency exchange caused an additional $2 million decline to gross profit in the current quarter as compared to the June 2008 quarter.  Selling, general and administrative expenses decreased $2 million, or 2%, during the current quarter and included a $3 million charge related to severance which was more than offset by decreases in corporate allocations of $4 million and incentive compensation, salaries and benefits of $2 million.

Year-to-Date – Distribution reported operating income of $44 million for the current period, a 13% increase from the $39 million reported during the prior year same period.  Significant declines in volume, primarily due to the weakness in North American industrial output, was more than offset by an improved gross margin and successful cost savings initiatives within selling, general and administrative expenses.  Revenues decreased 30% to $2,249 million compared to $3,223 million in the prior period primarily as a result of volume declines.  Pounds sold per shipping day decreased 23% to 14.6 million compared to 18.9 million in the prior period, causing a $770 million, or 24%, decline in revenues.  Decreases in foreign currency and price added an additional $204 million, or 6%, decline in revenues as compared to the prior period as price increase announcements have been met with limited success during the current period.

Gross profit margin during the current period increased 2.8 percentage points to 10.4% and benefited from a favorable $14 million quantity LIFO adjustment.  Raw material price decreases resulted in a favorable contribution of $67 million to gross profit.  This increase was offset by an $87 million decrease in gross profit due to volume declines and a $7 million decrease in currency exchange compared to the prior period.  Selling, general and administrative expenses decreased $18 million, or 8%, during the current period as compared to the prior period with decreases in corporate allocations of $8 million, incentive compensation, salaries and benefits of $3 million, and currency exchange of $6 million as the primary factors.  These increases were partially offset by severance charges of $4 million incurred during the current period.

Unallocated and other

Unallocated and other recorded income of $4 million for the June 2009 quarter compared to $10 million in income for the June 2008 quarter.  The income in the June 2009 quarter was primarily due to lower direct support costs, particularly within the acquired operations of Hercules.  The income recorded in the June 2008 quarter was primarily due to lower incentive compensation and direct support costs.

Unallocated and other costs were $24 million for the nine months ended June 30, 2009 compared to income of $10 million for the nine months ended June 30, 2008.  Cost associated with the current period consisted of $28 million for severance and plant closure charges associated with the ongoing integration and reorganization of the Hercules acquisition and $3 million in due diligence costs associated with investment opportunities and other charges, which were partially offset by a currency gain on an intracompany loan of $5 million.  The nine months ended June 30, 2008 included an $8 million charge for costs associated with Ashland’s joint venture with Cargill to manufacture bio-based propylene glycol, which had been suspended

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

due to persistently high glycerin input costs and other costs related to growth opportunities.  These costs were more than offset by lower incentive compensation and direct support costs.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows for the nine months ended June 30.

(In millions)	2009	2008
Cash (used) provided by:
Operating activities from continuing operations	$649	$329
Investing activities from continuing operations	(2,215)	(322)
Financing activities from continuing operations	953	(52)
Discontinued operations	(1)	(2)
Effect of currency exchange rate changes on cash and cash equivalents	(16)	3
Net decrease in cash and cash equivalents	$(630)	$(44)

Cash provided by operating activities was $649 million for the nine months ended June 30, 2009 as compared to $329 million provided by operating activities in 2008.  The net loss of $22 million for the current nine months ended June 30, 2009 included significant noncash charges for the Hercules acquisition inventory fair value adjustment and purchased in-process research and development amortization of $37 million and $10 million, respectively, depreciation and amortization expense of $244 million, debt issuance cost amortization of $35 million, a currency swap loss of $54 million and a $32 million loss on auction rate securities.  Cash flows from changes in operating assets and liabilities contributed $208 million in operating cash flows for the current period, primarily attributable to changes within accounts receivable, inventory and accounts payable, and was a $153 million increase from the cash flows generated from operating assets and liabilities in the prior period of $55 million.  Operating cash flows for the prior year same period included net income of $177 million and a noncash adjustment of $105 million for depreciation and amortization.  The increase in depreciation and amortization expense as compared to the prior period relates to the additional depreciation and amortization associated with the valuation of the acquired Hercules operations and other acquisition related amortization.  The depreciation and amortization from these assets will be included in operations on an ongoing basis through the remainder of their useful lives as determined and as part of the purchase accounting fair value estimates discussed in Note C of the Notes to Condensed Consolidated Financial Statements.

Cash used in investing activities was $2,215 million for the nine months ended June 30, 2009 as compared to $322 million used by investing activities in 2008.  The significant cash investing activities for the current period included cash outflows of $2,080 million for the purchase of Hercules’ operations in November 2008, $95 million for the settlement of currency interest rate swap hedges related to the acquisition and $107 million for capital expenditures.  These significant cash investing activities were partially offset by sales of auction rate securities during the current period resulting in cash proceeds of $55 million.  Significant cash investing activities for the prior period included net purchases of available-for-sale securities of $121 million, $118 million for capital expenditures and $128 million for purchased operations offset by cash proceeds of $35 million associated with the MAP Transaction.

Cash provided by financing activities was $953 million for the nine months ended June 30, 2009 as compared to a $52 million cash usage for financing activities in 2008.  Significant cash financing activities for the current period included cash inflows of $2,631 million associated with short-term and long-term financing secured with Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders for the acquisition of Hercules, including the subsequent 9.125% Senior Notes due 2017 issued in May 2009 for which the proceeds were used to extinguish the bridge loan facility under the interim credit agreement

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

associated with the financing of the acquisition of Hercules discussed further in Note F of the Notes to Condensed Consolidated Financial Statements.  This cash inflow for the current period was partially offset by cash used for the extinguishment of certain debt instruments that Hercules held as of the closing date of the acquisition, the extinguishment of the bridge loan facility, previously discussed, and other debt payments made subsequent to the Hercules acquisition in November 2008, that totaled $1,502 million as well as $161 million in debt issue costs paid in connection with securing the financing for the Hercules acquisition and the subsequent 9.125% Senior Notes due 2017 issued to replace the bridge loan facility.  Cash dividends paid during the current period were $.225 per common share and totaled $17 million, a $35 million reduction as compared to the prior period as a result of the reduction in the $.825 per common share dividend paid during the first nine months of 2008.

At June 30, 2009, working capital (excluding debt due within one year) amounted to $1,127 million, compared to $1,816 million at September 30, 2008 and $1,909 million at June 30, 2008.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $119 million at June 30, 2009, $200 million at September 30, 2008 and $185 million at June 30, 2008.  Liquid assets (cash, cash equivalents, current available-for-sale securities and accounts receivable) amounted to 122% of current liabilities at June 30, 2009, compared to 189% at September 30, 2008 and 197% at June 30, 2008.  The decrease in both working capital and liquid assets in the current period is primarily the result of cash on hand used to fund the acquisition of Hercules.

The following summary reflects Ashland’s cash, investment securities and debt as of June 30, 2009, September 30, 2008 and June 30, 2008.

	June 30	September 30	June 30
(In millions)	2009	2008	2008

Short-term debt	$44	$-	$-
Long-term debt (including current portion)	1,949	66	65
Total debt	$1,993	$66	$65

Cash and cash equivalents	$256	$886	$853
Auction rate securities	$188	$243	$267

The scheduled aggregate maturities of debt by fiscal year are as follows:  $38 million in 2009, $93 million in 2010, $92 million in 2011, $95 million in 2012 and $128 million in 2013.  Total borrowing capacity remaining under the $400 million revolving credit facility was $261 million, which was reduced by $139 million for letters of credit outstanding at June 30, 2009.  Total short-term debt at June 30, 2009 was $44 million, which primarily related to draws on revolving credit facilities among international operations.  No short-term debt was outstanding at September 30, 2008 or June 30, 2008.

The current portion of long-term debt was $71 million at June 30, 2009, $21 million at September 30, 2008 and $20 million at June 30, 2008.  Based on Ashland’s current debt structure included in Note F of the Notes to Condensed Consolidated Financial Statements and assuming interest rates remain somewhat stable, future interest expense could range from approximately $200 million to $220 million based on applicable fixed and floating interest rates.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The following describes Ashland’s June 2009 calculation of the consolidated leverage ratio per the senior credit agreement as previously disclosed in a Form 8-K filed on November 21, 2008 and reconciliation of Consolidated EBITDA (as defined by the senior credit agreement, as amended) to net income.  Ashland has included certain non-GAAP information below to assist in the understanding of various financial debt covenant calculations.

								Covenant
(In millions, except ratios) (a)	Q4'08	(b)	Q1'09	Q2'09	Q3'09	Total		ratio
Debt/EBITDA
Consolidated EBITDA	$193		$155	$227	$266	$841
Debt			2,473	2,266	2,021	2,021
Debt/EBITDA						2.4	x	3.75	x
								max.

Reconciliation of Consolidated EBIDTA:
(In millions)	Q1'09	Q2'09	Q3'09
Net (loss) income	$(119)	$48	$50
Key items excluded (c)	82	(1)	3
Consolidated interest charges	35	56	64
Income taxes (benefit) expense	(1)	9	40
Depreciation and amortization	63	93	88
Hercules stub-period results (d)	34	-	-
Other nonrecurring or noncash charges (e)	61	22	21
Total consolidated EBITDA	$155	$227	$266

Reconciliation of Debt:
(In millions)	Q1'09	Q2'09	Q3'09
Total debt (long-term and short-term)	$2,468	$2,262	$1,993
Defeased debt	(31)	(31)	(13)
Guarantees (bank and third party)	36	35	41
	$2,473	$2,266	$2,021

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008, as amended.
(b)	Amounts for Q4’08 are as prescribed in the senior credit agreement, as amended.
(c)	Excludes certain income or costs that have been specifically identified within the senior credit agreement, as amended.
(d)	In accordance with the senior credit agreement, Hercules’ financial results from October 1, 2008 through November 13, 2008, which is the period of time during Ashland’s first quarter that it did not own Hercules, have been included within this calculation.
(e)	Includes certain nonrecurring or noncash transactions, including restructuring and integration charges, defined within the senior credit agreement. Allowable restructuring and integration charges are capped, per the senior credit agreement, as amended, not to exceed $80 million during the three fiscal year period ending September 30, 2011. Ashland has incurred approximately $44 million of qualifying restructuring and integration expenses to date in fiscal year 2009.

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

The following describes Ashland’s June 2009 calculation of the fixed charge coverage ratio per the senior credit agreement included in a Form 8-K filed on November 21, 2008:

								Covenant
(In millions, except ratios) (a)	Q4'08	(b)	Q1'09	Q2'09	Q3'09	Total		ratio
Fixed charge coverage
Consolidated EBITDA	$193		$155	$227	$266	$841
Capital expenditures	116		57	42	27	242
Adjusted interest expense	47		51	45	45	188
Scheduled debt payments	-		-	17	17	34
Adjusted dividend payment	5		5	6	6	22
Fixed charge coverage ratio						2.5	x	1.25	x
								min.

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008, as amended.
(b)	Amounts for Q4’08 are as prescribed in the senior credit agreement, as amended.

Under Ashland’s financing facilities, the minimum consolidated net worth covenant at the end of any fiscal quarter ending after December 31, 2008 must not be less than 85% of Ashland’s consolidated net worth as of December 31, 2008, after giving effect to any purchase accounting adjustments relating to the Hercules acquisition subsequent to December 31, 2008, increased on a cumulative basis for each subsequent quarter commencing with January 1, 2009 by an amount equal to 50% of Ashland’s U.S. GAAP reported net income (to the extent positive with no deduction for net losses) plus 100% of net cash proceeds of any issuance of equity interests (other than disqualified equity interests).  As of June 30, 2009 Ashland’s consolidated net worth covenant was $3,732 million versus the minimum consolidated net worth covenant of $3,109 million, a difference of $623 million.  As outlined above, this difference would be adversely impacted by any future operating losses, impairment (including goodwill, intangible assets and property, plant and equipment), pension remeasurement, severance or other related charges that reduce Ashland’s consolidated net worth.

Ashland projects that cash flows from operations and other available financial resources such as cash on hand and revolving credit should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of each respective financing facility.  These model projections are based on various assumptions that include, but are not limited to:  operational results, working capital cash generation, capital expenditures, pension funding requirements and tax payment and receipts.  Any change in assumptions that would affect these cash flow projections by $100 million would have an approximate .4x effect on both the consolidated leverage and fixed charge coverage ratios, respectively.  Any change in debt of $100 million would affect the debt to EBITDA ratio by approximately .1x.

Ashland is committed to fulfilling its debt obligations under the credit agreement and will evaluate all potential options, including significant divestitures of operating segments, or certain businesses within these

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

segments, that have been identified as non-core businesses of Ashland.  If an Event of Default (as defined in the senior credit agreement) were to occur and continue, the lenders under the credit agreement would have the right to declare the unpaid principal, interest and fees immediately due and payable.  Ashland would also be required to cash collateralize any letter of credit obligations outstanding and the bank could exercise any other rights granted to them within the senior credit agreement.  If this were to occur, Ashland would seek to amend the agreement.  There is no guaranty that the lenders would grant this amendment.  As of June 30, 2009, Ashland is in compliance with all covenants imposed by Ashland’s credit facilities.

Auction Rate Securities

At September 30, 2008, Ashland held at par value $275 million student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since that time the market for auction rate securities has failed to achieve equilibrium.  As a result, Ashland determined that a temporary adjustment of $32 million to the par value of these high quality instruments was required as of September 30, 2008 until the liquidity of the market returns.

During the December 2008 quarter, Ashland liquidated $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million, which was the recorded book value of this instrument.  As a result of this sale, as well as Ashland’s current debt structure following the Hercules acquisition and the ongoing impact from the current global economic downturn, Ashland determined in December 2008 that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million unrealized loss as a permanent realized loss in the other expenses caption of the Consolidated Statement of Income during the December 2008 quarter.  A full valuation allowance was established for this tax benefit at December 31, 2008 because for tax purposes Ashland did not have capital gains to offset this capital loss.

During the March 2009 quarter, Ashland sold $13 million (par value) auction rate securities for $11 million in cash proceeds which approximated book value.  During the June 2009 quarter, Ashland sold $29 million (par value) auction rate securities for $26 million in cash proceeds which approximated book value.  In addition, during March 2009, Ashland signed an agreement with UBS Financial Services, Inc. agreeing to sell a $5 million (par value) auction rate instrument at its par value on or before June 30, 2010.  As a result, Ashland recorded a minimal unrealized gain associated with this settlement.

Ashland’s current estimate of fair value for auction rate securities is based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.  Any 25 basis point change in the discount rate or three month adjustment in the duration assumptions would impact the internal valuation model by approximately $1 million and $2 million, respectively.  At June 30, 2009, auction rate securities carrying value totaled $188 million and were classified as noncurrent assets in the Condensed Consolidated Balance Sheet.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, Ashland has classified these instruments as long-term auction rate securities at June 30, 2009 in Ashland’s Condensed Consolidated Balance Sheet.

Capital resources

During the nine months ended June 30, 2009, Ashland has increased total debt by $1,927 million to $1,993 million and stockholders’ equity increased by $505 million to $3,707 million.  The increase in debt, as discussed in Note F of the Condensed Consolidated Financial Statements, was a result of the $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders for the acquisition of Hercules consisting of a $400 million revolving credit facility, a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

$400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan, which was subsequently extinguished in May 2009 upon the issuance of the $650 million 9.125% Senior Notes due 2017 discussed in Note F of the Notes to Condensed Consolidated Financial Statements.  The total debt drawn upon the closing of the completed merger was $2,300 million which included amounts used to fund the $594 million extinguishment of certain debt instruments that Hercules held as of the closing date.  The remaining Hercules debt assumed as part of the acquisition was fair valued at $205 million as of the closing date.

The increase in stockholders’ equity resulted from $450 million for the issuance of common shares for the acquisition of Hercules, $13 million from issuance of common shares under employee savings, stock incentive and other plans, Ashland options issued in lieu of Hercules options in the amount of $10 million and accumulated other comprehensive gains of $71 million.  These increases were offset by a $22 million net loss and regular cash dividends of $17 million.  Debt as a percent of capital employed was 35.0% at June 30, 2009, 2.0% at September 30, 2008 and 1.9% at June 30, 2008.

On May 13, 2009, the Board of Directors of Ashland declared a quarterly cash dividend of 7.5 cents per share, payable June 15, 2009, to shareholders of record at the close of business on May 28, 2009.  This dividend is consistent with the quarterly dividend paid during the first and second fiscal quarters of 2009 and a reduction from the 27.5 cents per share paid during the same quarter of the previous year.  In total, the reduction in the dividend is expected to decrease Ashland’s annual cash outflow for dividends by approximately $60 million.  In conjunction with Ashland’s new debt facilities, Ashland is now subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits:  $300 million in fiscal year 2009, $250 million in fiscal year 2010 as amended in May 2009 from the previous agreement of $310 million, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.

In accordance with the senior credit agreement, 50% of any capital expenditure amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.  During fiscal 2009, Ashland expects total capital expenditures, including those related to the Hercules businesses, to be less than $200 million, which is more than $120 million below the combined actual capital expenditures of $320 million for the twelve months ending September 30, 2008 for both companies.  During the nine months ended June 30, 2009 Ashland recorded $107 million for capital expenditures.  Prior to Ashland’s acquisition of Hercules on November 13, 2008, the Hercules businesses incurred capital expenditures of $19 million from October 1 through November 13, 2008 which, in accordance with the senior credit agreement, are included in the covenant calculation for fiscal year 2009.

Contractual obligations and other commitments

The following table aggregates Ashland’s obligations and commitments, which includes the former Hercules businesses, to make future payments under existing contracts at June 30, 2009.  Contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable have been excluded.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

				2010-	2012-	Later
(In millions)	Total	2009	(a)	2011	2013	Years
Contractual obligations
Raw material and service contract
purchase obligations (b)	$3,529	$693		$1,384	$1,452	$-
Employee benefit obligations (c)	477	82		85	87	223
Operating lease obligations (d)	307	63		101	71	72
Debt (e)	1,993	38		185	223	1,547
Unrecognized tax benefits (f)	100	-		-	-	100
Total contractual obligations	$6,406	$876		$1,755	$1,833	$1,942

Other commitments
Letters of credit (g)	$139	$1		$138	$-	$-

(a)	Includes obligations paid for the current fiscal year.
(b)	Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(c)	Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2009, as well as projected benefit payments through 2018 under Ashland’s unfunded pension and other postretirement benefit plans. See Note L in the Notes to Condensed Consolidated Financial Statements for additional information.
(d)	Includes leases for office buildings, retail outlets, transportation equipment, warehouses and storage facilities and other equipment.
(e)	Excludes expected interest charges due to the inherent limitations in projecting future variable interest rates and unscheduled debt payments. Capitalized lease obligations are not significant and are included in debt. For further information see Note F in the Notes to Condensed Consolidated Financial Statements.
(f)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits.  Therefore, these amounts were principally included in the “Later Years” column.

(g)	Ashland issues various types of letters of credit as part of its normal course of business. For further information see Note F in the Notes to Condensed Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Long-lived assets

As of June 30, 2009 Ashland recorded goodwill of approximately $1,785 million in connection with the purchase of Hercules in November 2008.  One new reporting unit, Functional Ingredients, was created as a result of this transaction, while the existing Water Technologies reporting unit had a significant business of Hercules added to it.  Functional Ingredients recorded $1,214 million of goodwill and Water Technologies recorded $571 million of goodwill.

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

Due to the global economic environment and the related impacts within the industries Ashland conducts business, as well as the significant decline in Ashland’s market capitalization compared to the June 30, 2009 equity value, Ashland determined that there was a potential indicator to perform an interim impairment analysis.  Ashland performed a review of the current and projected financial performance of its reporting units to determine if specific events or circumstances existed to perform an interim impairment assessment as of June 30, 2009.  Ashland’s evaluation by reporting unit as of June 30, 2009 was as follows:

For the Performance Materials segment, which consists of two reporting units, Ashland analyzed the interim impairment assessment performed as of March 31, 2009, as the two reporting units experienced a decline in

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

short-term demand, which has caused revenue to decrease by a similar level.  This analysis was performed to ensure no interim impairment was necessary as of June 30, 2009.  Based on the current forecasts, including the long-term assumptions, Ashland continues to believe the two reporting units in Performance Materials have sufficient cushion between the enterprise value of the business and net book value and their interim results would not trigger an interim impairment assessment as of June 30, 2009.

The Consumer Markets reporting unit was deemed to not require an interim impairment assessment based on its performance since Ashland’s July 1, 2008 annual impairment test and the reporting unit’s projected cash flows.

Ashland concluded that an interim impairment assessment was not necessary for the Functional Ingredients and Water Technologies reporting units as of June 30, 2009 due to the recent acquisition of Hercules which created the majority of goodwill relating to these reported units.  However, to validate the continued appropriateness of the valuation of the reporting units following the transaction, Ashland updated the models used to value the Hercules businesses prior to the acquisition with the most recent financial results and forecasted assumptions.  This update included the short-term decline in performance as a result of the current economic environment, as well as the additional synergy savings and reductions to or delays in capital expenditures which have been identified after the acquisition announcement through Ashland’s continued integration efforts.  These additional synergies and changes in capital expenditures have essentially offset the recent decline in the reporting units’ volume.  Upon updating these models, Ashland concluded there was no indication of a decline in fair value for these reporting units which would require an interim impairment analysis as of June 30, 2009.

Because market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units.  Historically, Ashland has used a market multiples valuation technique.  Fair values were based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of industry peer group companies for each of these reporting units and, as deemed necessary, a discounted cash flow model.  Based upon the current market conditions, Ashland determined that a discounted cash flow model was a more representative valuation model to currently determine a business’ fair value, including the June 30, 2009 event-driven/interim impairment assessment of the Performance Materials reporting units.  The discounted cash flow models are highly reliant on various assumptions, some of which include:  projected business results and future industry direction, long-term growth factors and discount rates.  Ashland uses assumptions that it deems to be conservative estimates of likely future events.  Based on the assumptions used for the one Performance Materials reporting unit that was not significantly over the carrying value, a 1% negative change in any one of the assumptions made would have resulted in a fair value at, or slightly below, Ashland’s current carrying value of this reporting unit.

Ashland’s assessment of an event that could cause an impairment charge could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: divestiture decision, unfavorable movements in discount rates, growth rates or other assumptions, continued economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.  Ashland recognizes that its current market capitalization at June 30, 2009 is significantly below the carrying value of equity.  However, Ashland believes that the assumptions and determinations used to fair value Ashland’s reporting units have been based on valuation methodologies, principles and practices standard within the current market place for valuing businesses.

Employee benefit obligations

Ashland and its subsidiaries sponsor contributory and noncontributory qualified and non-qualified defined benefit pension plans that cover substantially all employees in the United States and in a number of other foreign countries.  In addition, the companies also sponsor unfunded postretirement benefit plans, which provide health care and life insurance benefits for eligible employees who retire or are disabled.  In

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

November 2008, in conjunction with the purchase of Hercules, Ashland inherited approximately $188 million and $121 million of liabilities associated with qualified and non-qualified defined benefit pension plans and postretirement plans, respectively.  Ashland’s pension liability and annual expense calculations are based on a number of key assumptions including the discount rate at which obligations can be effectively settled and the expected long-term rate of return on plan assets.

Consistent with Ashland’s historical policy, fiscal 2009 expense for both legacy (non-Hercules) U.S. and legacy non-U.S. pension plans was determined using the discount rate as of the beginning of the fiscal year, which amounted to a weighted-average rate of 7.81% for 2009.  The weighted-average long-term expected rate of return on assets was assumed to be 7.62% for 2009.  As a result, Ashland estimated total legacy fiscal 2009 pension costs to be approximately $53 million.

At June 30, 2009, discount rates have modestly declined from the record levels experienced at September 30, 2008.  This potential change in discount rate could yield significant additional expense for fiscal 2010 if plan net asset investment returns continue to decline until remeasurement at September 30, 2009.  In addition, upon any remeasurement of Ashland’s current pension and other postretirement assumptions, significant additional liabilities could be recorded, which may impact certain financial covenants.

Based on provisions established by the Pension Protection Act of 2006, Ashland is required to maintain a 94% funded level for both its legacy and Hercules pension plans by September 30, 2009.  At the end of fiscal 2008, both the Ashland and Hercules pension trusts were 92% funded as required with credit balance reserves to use in future periods; therefore, no cash contribution for either plan is currently required in fiscal 2009.  While Ashland does not expect any significant cash contributions in fiscal year 2010, to the extent that asset returns continue to deteriorate or discount rates materially decline, a significant cash contribution may be required in fiscal 2010.

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

OUTLOOK

Functional Ingredients will continue to be affected by the significant volume declines recently experienced within this business, with the North American geography having the greatest overall market decline.  Functional Ingredients has been focused on matching the cost structure for the business to this realigned market demand.  As a result, various fixed cost reduction initiatives have been implemented, primarily within the manufacturing environment.  These cost reduction initiatives have generated approximately $2 million of monthly run-rate savings since the beginning of the fiscal year and is expected in subsequent periods to improve overall profitability through increased gross profit margins.  While Functional Ingredients is focused on short-term cost reduction strategies, significant long-term opportunities in the market exist through core organic and adjacent market growth, with pharmaceutical, coatings and personal-care comprising the targeted growth segments.  Organic growth through new product development is a significant priority within this business as new products less than five years old are internally targeted to represent 21% of overall revenue.

Water Technologies continues its focus on cost reduction and the rapid capture of savings from the integration of the Hercules paper and Ashland water businesses.  The restructuring activities within Ashland’s legacy water business, initiated in fiscal 2008 and continued in fiscal 2009, have continued to result in noticeable improvement in the cost structure.  In addition, the business has continued to experience signs that volume declines have stabilized, especially within Latin America and Europe.  Efforts will

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

continue to be focused on improving product pricing with concentrated efforts on higher margin products and reducing manufacturing costs to improve the overall gross profit margin.  In the long-term, these focused efforts along with increased volumes should contribute to enhanced profitability.

Performance Materials’ volume levels will continue to be challenged by the difficult global economic conditions in construction, transportation, and recreational marine markets, particularly within the Castings Solutions business which has the most exposure to the transportation markets.  In addition, the months of July and August typically experience seasonal declines in Europe and other key geographies.  Performance Materials did announce recent price increases of two to five percent in our North American and European composite markets, effective during July, which should fully offset recent raw material price increases received.  These efforts, along with aggressive cost reductions to resize the business based off current market demand, should position Performance Materials to maintain margins in the current weak demand environment.

Consumer Markets reported record operating income in the June quarter despite persistent volume declines in the overall lubricant market, which have been mitigated through new business and strong execution in the Do-It-Yourself channel and the Valvoline Instant Oil Change® business.  Also, in June Consumer Markets announced an industry first engine guarantee up to 300,000 miles for motorist who regularly use Valvoline® motor oil, which has received very strong and positive initial feedback from retailers, installers and customers.  Consumer Markets has successfully implemented over the past several years various cost reduction programs and strategies, particularly through its focus on product supply chain savings and efficiencies through business process improvements, which have contributed significantly to its record results.  In addition, the sluggish North American transportation market has been instrumental in softening the base oil market and related pricing during much of fiscal 2009.  However, base oil cost increases totaling 40 cents per gallon were announced in June and July.  This increase will impact overall margins in subsequent quarters compared to the unusually strong June quarter, although the Consumer Markets business still has momentum across its market segments and should report strong earnings compared to the comparable period in the prior year.

Distribution’s future performance will continue to be affected by weakness in the North American industrial output, particularly from the core markets of building and construction, coatings, automotive and marine.  Volume in this business is predominantly contingent upon these U.S. industrial sectors, and continued demand reductions compared to prior year results are anticipated in the September quarter as the market still appears to be oversupplied.  However, volume declines appear to be stabilizing.  In response to the continued decline in volume levels, Distribution recently announced $27 million of cost reductions in a resizing across its entire organization to match the cost structure with current market demand.

Ashland’s performance in the June 2009 quarter continued to demonstrate the ability to generate cash during a difficult demand environment.  Ashland’s focus continues to be on controllable aspects of the businesses, which include pricing and aggressive cost management, to offset the impact of the significant demand declines within our markets.  This focus has enabled Ashland to improve its financial results both sequentially and versus the prior year’s quarter and has generated strong operational cash flows that have been used to reduce debt over $600 million in the approximate eight months since Ashland’s purchase of Hercules in November of 2008.  In addition, Ashland has realized $287 million in run rate cost savings, three months earlier than our initial expectations, of the original announced plan of $265 million.  While Ashland has experienced recent stabilization of volume in its businesses, there are few signs of a significant rebound in the foreseeable future.  As a result, Ashland will continue to aggressively reduce its cost structure by targeting an additional $100 million in run rate savings to be achieved.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2009 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

(b)
During the quarter ended December 31, 2008, Ashland completed its purchase of Hercules.  Although management believes appropriate internal controls and procedures have been maintained, Hercules’ controls and procedures for the recording, processing, and summarizing of financial information have not been fully evaluated by Ashland’s management as of June 30, 2009.  As such, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness related to Hercules businesses.  Otherwise, there were no other significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(1) CERCLA and Similar State Law Sites – Under the federal Comprehensive Environmental Response, Compensation and Liability Act (as amended) (“CERCLA”) and similar state laws, Ashland and Hercules may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of June 30, 2009, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 96 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (“USEPA”) or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2) TSCA Audit – On April 30, 2007, in an action initiated by Ashland, Ashland signed a Consent Agreement and Final Order (“CAFO”) with the USEPA pursuant to which Ashland conducted a compliance audit in accordance with Section 5 and Section 13 of the Toxic Substance Control Act (“TSCA”).  TSCA regulates activities with respect to manufacturing, importing and exporting chemical substances in the United States.  Ashland submitted its final report under the CAFO on June 24, 2009 and does not expect penalties, if any, to exceed $100,000 in the aggregate.

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

(4)  Naval Weapons Industrial Reserve Plant – The Naval Weapons Industrial Reserve Plant in McGregor, Texas (the “Site”), is a government-owned facility which was operated by various contractors on behalf of the U.S. Department of the Navy (the "Navy") from 1942 to 1995.  Hercules operated the

Site from 1978 to 1995.  The U.S. Department of Justice, on behalf of the Navy, has advised Hercules and other former contractors that, pursuant to CERCLA, the Government has incurred costs of over $50 million with respect to certain environmental liabilities which the Government alleges are attributable, at least in part, to Hercules’ and the other former contractors’ past operation of the Site.  Hercules and the other former contractors have executed a tolling agreement with the Government and have been engaged in discussions with the Government concerning the Site.  The investigation undertaken to date shows that there may be substantial defenses to the Government’s claims.  At this time, the potential liability, if any, with respect to this Site cannot reasonably be estimated.

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

ITEM 1A.  RISK FACTORS

During the period covered by this report, an additional risk factor not previously disclosed in Ashland’s Form 10-K for the year ended September 30, 2008, as updated in Ashland’s Form 10-Q for the quarter ended December 31, 2008, has been identified.  The new risk factor regarding implementation of Ashland’s enterprise resource planning project in the business units acquired as part of the Hercules transaction is reported as a risk factor below.

Ashland’s implementation of its SAP® enterprise resource planning (“ERP”) project in the business units acquired as part of the Hercules transaction has the potential for business interruption and associated adverse impact on operating results as well as internal controls.

Ashland is proceeding with the project to implement its ERP within the business units acquired as part of the Hercules transaction during fiscal 2010.  Extensive planning is underway to support the effective implementation of the ERP system in those business units; however, such implementations carry certain risks, including potential for business interruption with the associated adverse impact on operating income.  In addition, internal controls that are modified or redesigned to support the ERP system implemented in those business units may result in deficiencies in the future that could constitute significant deficiencies, or in the aggregate, a material weakness in internal control over financial reporting.

ITEM 6.  EXHIBITS

(a)	Exhibits

4.1	Indenture by and among Ashland Inc., the Guarantors and U.S. Bank National Association, dated as of May 27, 2009.

4.2	Registration Rights Agreement by and among Ashland Inc., the Guarantors and Banc of America Securities, LLC and Scotia Capital (USA) Inc., dated as of May 27, 2009.

10.1
Purchase Agreement for the $650 Million 9 1/8% Senior Notes due 2017, between Ashland Inc. and Banc of America Securities LLC, Scotia Capital (USA) Inc. and SunTrust Robinson Humphrey, Inc., dated May 19, 2009.

10.2	Amendment No. 2 to Credit Agreement, dated as of May 20, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

August 5, 2009	/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

4.1	Indenture by and among Ashland Inc., the Guarantors and U.S. Bank National Association, dated as of May 27, 2009.

4.2	Registration Rights Agreement by and among Ashland Inc., the Guarantors and Banc of America Securities, LLC and Scotia Capital (USA) Inc., dated as of May 27, 2009.

10.1
Purchase Agreement for the $650 Million 9 1/8% Senior Notes due 2017, between Ashland Inc. and Banc of America Securities LLC, Scotia Capital (USA) Inc. and SunTrust Robinson Humphrey, Inc., dated May 19, 2009.

10.2	Amendment No. 2 to Credit Agreement, dated as of May 20, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.