Form 10-K
period 2009-09-30
ASHLAND INC.
filed 2009-11-23
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☑                               Accelerated Filer  ☐
Non-Accelerated Filer  ☐                                 Smaller Reporting Company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑

At March 31, 2009, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $761,892,434.  In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

At October 30, 2009, there were 74,915,769 shares of Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Registrant’s Proxy Statement (the “Proxy Statement”) for its January 28, 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

			Page
PART I
	Item 1.	Business ...................................................................................................................................................................	1
		General ....................................................................................................................................................................	1
		Ashland Aqualon Functional Ingredients .........................................................................................................	2
		Ashland Hercules Water Technologies .............................................................................................................	2
		Ashland Performance Materials ..........................................................................................................................	3
		Ashland Consumer Markets ................................................................................................................................	4
		Ashland Distribution ...........................................................................................................................................	5
		Miscellaneous .......................................................................................................................................................	6
	Item 1A.	Risk Factors .............................................................................................................................................................	8
	Item 1B.	Unresolved Staff Comments .................................................................................................................................	11
	Item 2.	Properties .................................................................................................................................................................	11
	Item 3.	Legal Proceedings ..................................................................................................................................................	12
	Item 4.	Submission of Matters to a Vote of Security Holders ......................................................................................	13
	Item X.	Executive Officers of Ashland ..............................................................................................................................	13

PART II

	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ........................................................................................	14
		Performance Graph ...............................................................................................................................................	15
	Item 6.	Selected Financial Data .........................................................................................................................................	16
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ................................................................................................................	16
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk ..........................................................................	16
	Item 8.	Financial Statements and Supplementary Data ..................................................................................................	16
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................................................................................	16
	Item 9A.	Controls and Procedures .......................................................................................................................................	16
	Item 9B.	Other Information ....................................................................................................................................................	16

PART III
	Item 10.	Directors, Executive Officers and Corporate Governance ................................................................................	17
	Item 11.	Executive Compensation ........................................................................................................................................	17
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .......................................................................................	17
	Item 13.	Certain Relationships and Related Transactions, and Director Independence ........................................................................................................................................................	18
	Item 14.	Principal Accountant Fees and Services .............................................................................................................	18

PART IV
	Item 15.	Exhibits and Financial Statement Schedules .......................................................................................................	18

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

On November 13, 2008, Ashland completed the acquisition of Hercules Incorporated (“Hercules”) through a subsidiary merger transaction (the “Hercules Transaction”).  As a result of the Hercules Transaction, Hercules became a wholly-owned subsidiary of Ashland.  Each share of Hercules Common Stock outstanding at the effective time of the merger was exchanged for (i) 0.0930 of a share of Ashland Common Stock and (ii) $18.60 in cash.  The cash portion of the acquisition consideration was funded through a combination of cash on hand and debt financing.  For additional information regarding the Hercules Transaction, see Note B of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

Ashland now operates through five reportable segments:  Ashland Aqualon Functional Ingredients, previously Hercules’ Aqualon Group; Ashland Hercules Water Technologies, which includes the former Hercules’ Paper Technologies and Ventures segment as well as Ashland’s former Water Technologies segment; Ashland Performance Materials; Ashland Consumer Markets (Valvoline); and Ashland Distribution.

Financial information about these segments for each of the fiscal years in the three-year period ended September 30, 2009, is set forth in Note Q of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

Ashland Aqualon Functional Ingredients is one of the world’s largest producers of cellulose ethers and pale wood rosin derivatives.  It provides specialty additives and functional ingredients that manage the physical properties of aqueous (water-based) and nonaqueous systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

Ashland Hercules Water Technologies is a leading global producer of papermaking chemicals and a leading specialty chemicals supplier to the pulp, paper, commercial and institutional, food and beverage, chemical, mining and municipal markets.  Its process, water treatment and functional chemistries are used to improve operational efficiencies, enhance product quality, protect plant assets, and ensure environmental compliance.

Ashland Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.

Ashland Consumer Markets, which includes the Valvoline® family of products and services, is a leading innovator, marketer and supplier of high-performing automotive lubricants, chemicals and appearance products.  Valvoline, the world’s first lubricating oil, is the number three passenger car motor oil brand, and Valvoline Instant Oil Change represents the number two quick-lube franchise in the United States.

Ashland Distribution is a leading plastics and chemicals distributor in North America. It distributes chemicals, plastics and composite raw materials in North America, as well as plastics in Europe and China.  Ashland Distribution also provides environmental services in North America, including hazardous and nonhazardous waste collection, recovery, recycling and disposal services.

At September 30, 2009, Ashland and its consolidated subsidiaries had approximately 14,700 employees (excluding contract employees).

Available Information — Ashland’s Internet address is http://www.ashland.com.  On this website, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4 and 5.  All such reports will be available as soon as reasonably practicable after Ashland electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”).  Ashland also makes available free of charge on its website, its Corporate Governance Guidelines; Board Committee Charters; Director Independence Standards; and its code of business conduct which applies to Ashland’s directors, officers and employees.

These documents are also available in print to any shareholder who requests them.  Information contained on Ashland’s website is not part of this annual report on Form 10-K and is not incorporated by reference in this document.  The public may read and copy any materials Ashland files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ASHLAND AQUALON FUNCTIONAL INGREDIENTS

Ashland Aqualon Functional Ingredients (“Functional Ingredients”) offers products that are primarily designed to modify the properties of aqueous systems.  Most of Functional Ingredients’ products are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality such as thickening and rheology control; water retention; adhesive strength; binding power; film formation; protective colloid, suspending and emulsifying action; foam control; and pH stability.  Functional Ingredients has a diversified, global customer base across nearly all of its businesses serving a broad range of applications within each business.

Functional Ingredients is comprised of the following businesses:

Regulated Industries — Regulated Industries’ food applications include bakery, beverage, confectionary, dairy, meat, meat analogues and pet food, prepared foods and sauces, dressings and fillings.  Personal care applications include cosmetics, hair care, oral care, skin care, wound care and household products.  In the pharmaceutical industry, Regulated Industries’ products are used for tablet binding, coatings, modified release and liquid and semi-liquid rheology control.

Coatings Additives — Coatings Additives offers a portfolio of complete rheology solutions for consistent, superior performance at very low use levels.  For manufacturers of paints and other waterborne coatings products, these additives are crucial in controlling key product characteristics such as gloss, spatter, leveling and build, all of which are critical to delivering paints and coatings that fill specific market demand.

Construction — Construction’s product applications include tile and adhesive cements, gypsum plasters, renders, joint compounds, concrete, external insulation systems, masonry and mortar cements and self-leveling compounds and provide a comprehensive array of functional properties including thickening, water retention, sag resistance, workability and consistency, adhesion, stabilization, pumping, rheological properties and strength.

Energy and Specialties Solutions — Energy and Specialties Solutions offers water-soluble solutions for a variety of applications in the oil and gas industries including completion and workover fluids, drill-in fluids, oil-well cementing slurries, sodium formate, solvent thickeners and stimulation and hydraulic fracturing.  This business also provides high-performance products to the industrial specialties market including applications in adhesives and glues, agricultural products, ceramics, fire-fighting fluids, foundry, industrial cleaners, inks and printing, mining, paint removers, paper and paper coatings, suspension polymerization, tobacco and welding rods.

Functional Ingredients currently conducts manufacturing in the Americas, Europe and Asia Pacific at ten facilities in five countries and participates in one joint venture.  Functional Ingredients operates manufacturing facilities in Wilmington, Delaware; Brunswick and Dalton, Georgia; Parlin, New Jersey; Kenedy, Texas; and Hopewell, Virginia within the United States and Doel-Beveren, Belgium; Jiangmen, China; Alizay, France; and Zwijndrecht, the Netherlands. Functional Ingredients also operates two production facilities through a joint venture in Luzhou and Suzhou, China.  In addition, Functional Ingredients is currently constructing a large-capacity hydroxyethylcellulose production facility in Nanjing, China scheduled to begin operations in late 2010.

Functional Ingredients’ businesses use raw materials derived from natural, petroleum and inorganic feedstocks obtained from a diversified supplier portfolio and maintains multiple suppliers for important raw materials in all regions.

ASHLAND HERCULES WATER TECHNOLOGIES

Ashland Hercules Water Technologies (“Water Technologies”) is a global service business delivering differentiated specialty chemical products to several industries including the paper, pulp, chemical, commercial and institutional, food and beverage, mining and municipal industries.  Water Technologies is a leading global producer of papermaking chemicals for pulp and paper processing, tissues and towels, packaging, printing and writing papers, and virgin and deinked pulps.  Its process, water treatment and functional chemistries are used to improve operational efficiencies, enhance product quality, protect plant assets and ensure environmental compliance.

Water Technologies is comprised of the following businesses:

Functional Chemistries — The Functional Chemistries business produces specialized chemicals for the paper industry that impart specific properties such as strength, liquid holdout and printability to the final paper or board.  Product lines include sizing agents, wet/dry strength additives and very specific products such as crepe and release additives for tissue manufacturing.

Process Chemistries — The Process Chemistries business manufactures and sells a broad array of deposit control agents, defoamers, biocides and other process additives for markets including pulp and paper manufacturing, food processing, oil refining and chemical processing, general manufacturing and extraction/mining.  This business’s products are designed to deliver benefits such as enhanced operational efficiencies, system cleanliness, and superior performance in a wide variety of manufacturing operations globally.

Water Treatment Chemistries — The Water Treatment Chemistries business provides specialized chemicals and consulting services for the utility water treatment market, which includes boiler water, cooling water, fuel and waste streams.  Programs include performance-based feed and control automation and remote system surveillance.  These products and services help ensure that water meets desired specifications, and aid in asset preservation and longevity as well as odor control.

Water Technologies operates throughout the Americas, Europe and Asia Pacific.  It has 31 manufacturing facilities in 18 countries and participates in two joint ventures.  Water Technologies has manufacturing plants in Macon and Savannah, Georgia; Chicopee, Massachusetts; Louisiana, Missouri; Greensboro, North Carolina; Portland, Oregon; Houston, Texas; Franklin, Virginia; Beckley, West Virginia; and Milwaukee, Wisconsin within the United States and Chester Hill, Australia; Beringen, Belgium; Americana, Leme and Paulinia, Brazil; Burlington, Canada; Beijing and Shanghai, China; Somercotes, England; Tampere, Finland; Krefeld and Sobernheim, Germany; Perawang, Indonesia; Busnago, Italy; Mexico City, Mexico; Zwijndrecht, the Netherlands; Perm, Russia; Tarragona, Spain; Kim Cheon, South Korea; Helsingborg, Sweden; and Nantou, Taiwan.  Through separate joint ventures, it has production facilities in Navi Mumbai, India and Seoul, South Korea.

Key raw materials used in the Water Technologies’ businesses are largely available from multiple suppliers in quantities sufficient to meet expected demand.

On August 31, 2009, Ashland completed the sale of its global marine services business, Drew Marine, to J. F. Lehman & Co. for approximately $120 million before tax, which was subsequently reduced by $4 million after giving affect to post-closing adjustments related to working capital.  The marine services business provides water and fuel treatment; specialized cleaners; sealing, welding and refrigerant products; and fire fighting, safety and rescue products and services to the global marine industry.

ASHLAND PERFORMANCE MATERIALS

Ashland Performance Materials (“Performance Materials”) is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, transportation, metal casting, packaging and converting, and marine markets.  It is a technology leader in unsaturated polyester and vinyl ester resins and gelcoats; high-performance adhesives and specialty resins; and metal casting consumables and design services.

Performance Materials is comprised of the following businesses:

Composites and Adhesives — The Composites and Adhesives business manufactures and sells a broad range of corrosion-resistant, fire-retardant, general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry.  Key markets include the transportation, construction, marine and infrastructure end markets. It also markets vinyl ester resins under the DERAKANE®, HETRON® and AROPOL® brand names.

The Composites and Adhesives business also manufactures and sells adhesive solutions to the packaging and converting, building and construction, and transportation markets and manufactures and markets specialty coatings and adhesive solutions across the printing industry.  Key technologies and markets include: acrylic polymers for pressure-sensitive adhesives; polyvinyl acetate emulsions; urethane adhesives for flexible packaging applications; aqueous and radiation-curable adhesives and specialty coatings for the printing and converting applications; hot-melt adhesives for various packaging applications; emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; acrylic, polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, marine, recreational and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding.

Casting Solutions — Casting Solutions manufactures and sells metal casting chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves.  This business also provides casting process modeling, core-making process modeling and rapid prototyping services.  In June 2008, Ashland and Süd-Chemie AG signed a nonbinding memorandum of understanding to form a new, global 50-50 joint venture to serve the foundries and the metal casting industry.  The joint venture would combine three businesses:  Ashland’s Casting Solutions business, the foundry-related businesses of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH, the existing European-based joint venture between Ashland and Süd-Chemie.  As a result of global economic developments, the scope and other aspects of this project are being re-evaluated by Ashland and Süd-Chemie AG.

Performance Materials operates throughout the Americas, Europe and Asia Pacific.  It has 29 manufacturing facilities and participates in eight manufacturing joint ventures in 15 countries.  Composites and Adhesives has manufacturing plants in Fort Smith and Jacksonville, Arkansas; Los Angeles, California; Bartow, Florida; Calumet City, Illinois; Elkton, Maryland; Ashland and Columbus, Ohio; White City, Oregon; Philadelphia and Pittsburgh, Pennsylvania; Piedmont, South Carolina; and Milwaukee, Wisconsin within the United States and Campinas, Brazil; Kelowna and Mississauga, Canada; Changzhou and Kunshan, China; Kidderminster, England; Porvoo and Lahti, Finland; Sauveterre, France; Miszewo, Poland; Benicarlo, Spain; and, through separate joint ventures, has manufacturing plants in Sao Paulo, Brazil and Jeddah, Saudi Arabia. Casting Solutions has manufacturing sites located in Cleveland, Ohio (two sites), United States and in Campinas, Brazil; Mississauga, Canada; Changzhou, China; Kidderminster, England; Milan, Italy; and Castro-Urdilales and Idiazabal, Spain. Casting Solutions also has joint venture manufacturing facilities located in Vienna, Austria;  Bendorf and Wuelfrath, Germany; Ulsan, South Korea; Arceniega, Spain; and Alvsjo, Sweden.

Key raw materials used in the Performance Materials businesses are largely available from multiple suppliers in quantities sufficient to meet expected demand.

ASHLAND CONSUMER MARKETS

Ashland Consumer Markets (“Consumer Markets”) markets premium packaged automotive lubricants, chemicals, appearance products, antifreeze and filters, with sales in more than 100 countries.  Consumer Markets’ Valvoline® trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States.  Consumer Markets markets the following key brands of products and services to the private passenger car, light truck and heavy duty markets:  Valvoline lubricants; Valvoline Premium Blue® commercial lubricants; MaxLife® automotive products for vehicles with 75,000 or more miles; Valvoline Professional Series® automotive chemicals; Pyroil® automotive chemicals; Eagle One® automotive appearance products; Car Brite® automotive reconditioning products; Zerex® antifreeze; Tectyl® industrial products; and Valvoline Instant Oil Change® automotive services.

Consumer Markets is comprised of the following businesses:

Do It Yourself (“DIY”) — The DIY business sells Valvoline® and other branded and private label products to consumers who perform their own auto maintenance.  These products are sold through retail auto parts stores such as AutoZone and Advance Auto Parts, mass merchandisers such as Wal-Mart Stores, Inc., and warehouse distributors and their affiliated jobber stores such as NAPA and CARQUEST.

Installer Channels — The Installer Channels business sells branded products and services to installers (such as car dealers, general repair shops and quick lubes) and to auto auctions through a network of independent distributors and company-owned and operated “direct market” operations.  This business also includes distribution to quick lubes branded “Valvoline Express Care®,” which consists of 355 independently owned and operated stores.

Valvoline Instant Oil Change (“VIOC”) — The Valvoline Instant Oil Change® chain is the second largest competitor in the U.S. “fast oil change” service business, providing Consumer Markets with a significant presence in the installer channels segment of the passenger car and light truck motor oil market.  As of September 30, 2009, 259 company-owned and 592 independently-owned and operated franchise VIOC centers were operating in 40 states.  VIOC centers offer customers an innovative computer-based preventive maintenance tracking system which allows service technicians to make service recommendations based primarily on manufacturers’ recommendations.

Commercial & Industrial (“C&I”) — The C&I business sells branded products and services to on-highway fleets, construction companies and original equipment manufacturers (OEMs) through company-owned and operated “direct market” operations, national accounts and a network of distributors.  The C&I business also maintains a strategic alliance with Cummins Inc. (“Cummins”) to distribute heavy duty lubricants to the commercial market, as well as smaller alliances with other global OEMs.

Valvoline International — Outside of North America, Valvoline International markets Valvoline®, Eagle One®, Zerex® and other branded products through wholly-owned affiliates, joint ventures, licensees and independent distributors in more than 100 countries.  Valvoline International operates joint ventures with Cummins in Argentina, Brazil, China and India.  In addition, Valvoline International operates joint ventures with local entities in Ecuador, Thailand and Venezuela.  Valvoline International markets products for both consumer and commercial vehicles and equipment and is served by company-owned plants in the United States, Australia and the Netherlands and by toll manufacturers.

Consumer Markets operates lubricant blending and packaging plants in Santa Fe Springs, California; Cincinnati, Ohio; East Rochester, Pennsylvania; and Deer Park, Texas within the United States and Witherill Park, Australia; and Dordrecht, the Netherlands.  Automotive chemical manufacturing and distribution is conducted in Hernando, Mississippi.  Bulk blending and distribution facilities are located in College Park, Georgia; Willow Springs, Illinois; and St. Louis, Missouri within the United States and Mississauga, Canada.  Direct market distribution operations are conducted out of centers located in Orlando, Florida; College Park, Georgia; Willow Springs, Illinois; Indianapolis, Indiana; St. Louis, Missouri; Cincinnati, Ohio; East Rochester, Pennsylvania; Memphis, Tennessee; and Dallas, Texas.  C&I direct market distribution operations are conducted out of centers located in Orlando, Florida; Willow Springs, Illinois; Indianapolis, Indiana; Cincinnati, Ohio; East Rochester, Pennsylvania; and Dallas, Texas.

Additives (from key suppliers such as The Lubrizol Corporation) and base oils (from key suppliers such as Motiva Enterprises LLC and SK E&P Company) constitute a large portion of the raw materials required to manufacture Consumer Markets’ products.  In addition to raw materials, Consumer Markets sources a significant portion of its packaging from key suppliers such as Graham Packaging Inc.  For a discussion of the risks affecting Consumer Markets’ supplier relationships, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

ASHLAND DISTRIBUTION

Ashland Distribution (“Distribution”) distributes chemicals, plastics and composite raw materials in North America and plastics in Europe and China.  Distribution also provides environmental services, including hazardous and nonhazardous waste collection, recovery, recycling and disposal, in North America.  Deliveries are made in North America through a network of owned, leased and third-party warehouses, as well as rail and tank terminals.

Distribution operates the following businesses:

Chemicals — The Chemicals business distributes specialty and industrial chemicals, additives and solvents to industrial users in North America as well as some export operations.  Markets served include the paint and coatings, personal care, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, appliance, oil and gas and paper industries.

Plastics — The Plastics business offers a broad range of thermoplastic resins, and specialized technical service to processors in North America as well as some export operations.  Processors include injection molders, extruders, blow molders and rotational molders.  This business provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. It also markets a broad range of thermoplastics to processors in Europe.

Composites — The Composites business supplies mixed truckload and less-than-truckload quantities of polyester thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the cast polymer, corrosion, marine, building and construction, and other specialty reinforced plastics industries through distribution facilities located throughout North America.  It also offers Ashland’s own line of resins and gelcoats, serving the fiber-reinforced plastics and cast-polymer industries.

Environmental Services — The Environmental Services business, working in cooperation with chemical waste service companies, provides customers, including major automobile manufacturers, with comprehensive, nationwide hazardous and nonhazardous waste collection, recovery, recycling and disposal services.  These services are offered through a North American network of distribution centers, including several storage facilities that have been fully permitted by the United States Environmental Protection Agency (“USEPA”).

Distribution has 57 owned or leased facilities, 62 third-party warehouses, rail terminals and tank terminals and three locations that perform contract packaging activities.  Distribution of thermoplastic resins in Europe is conducted in 20 countries primarily through 14 third-party warehouses and one leased warehouse which also operates as a compounding facility.

Distribution has significant relationships with suppliers of its products and services.  For a discussion of the risks affecting Distribution’s supplier relationships, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

MISCELLANEOUS
Environmental Matters

Ashland has implemented a companywide environmental policy overseen by the Environmental, Health and Safety Committee of Ashland’s Board of Directors.  Ashland’s Environmental, Health and Safety (“EH&S”) department has the responsibility to ensure that Ashland’s businesses worldwide maintain environmental compliance in accordance with applicable laws and regulations.  This responsibility is carried out via training; widespread communication of EH&S policies; information and regulatory updates; formulation of relevant policies, procedures and work practices; design and implementation of EH&S management systems; internal auditing by an independent auditing group; monitoring of legislative and regulatory developments that may affect Ashland’s operations; assistance to the businesses in identifying compliance issues and opportunities for voluntary actions that go beyond compliance; and incident response planning and implementation.

Federal, state and local laws and regulations relating to the protection of the environment have a significant impact on how Ashland conducts its businesses.  Ashland’s operations outside the United States are subject to the environmental laws of the countries in which they are located.  These laws include regulation of air emissions and water discharges, waste handling, remediation and product inventory, registration and regulation.  New laws and regulations may be enacted or adopted by various regulatory agencies globally.  The costs of compliance with new rules cannot be estimated until the manner in which they will be implemented has been more precisely defined.

At September 30, 2009, Ashland’s reserves for environmental remediation amounted to $221 million, reflecting Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, judgments and estimates are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites is approximately $375 million.  Ashland does not believe that any current individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of the remediation reserve.  Ashland regularly adjusts its reserves as environmental remediation continues.  Environmental remediation expense, net of insurance receivables, amounted to $13 million in 2009, compared to $7 million in 2008 and $7 million in 2007.

Product Control, Registration and Inventory — Many of Ashland’s products and operations in the United States are subject to the Toxic Substance Control Act (“TSCA”); the Food, Drug and Cosmetics Act; the Chemical Diversion and Trafficking Act; the Chemical Weapons Convention; and other product-related regulations.  In addition, the European Union (“EU”) has implemented an important new regulation, REACH (Registration, Evaluation and Authorization of Chemicals) which applies to existing and new chemical substances produced or imported into the EU in quantities of greater than one ton per year.  Ashland has completed the preregistration of its chemical substances required by REACH.  In addition, in accordance with REACH’s requirements, Ashland is communicating the intended use of chemical substances in its products to suppliers and customers.  Under REACH additional testing requirements, documentation and risk assessments will occur and may adversely affect Ashland’s costs of products produced in or for export to the EU.  Other countries have similar laws and regulations relating to product control, registration and inventory.

Remediation — Ashland currently operates, and in the past has operated, various facilities where, during the normal course of business, releases of hazardous substances have occurred.  Additionally, Ashland has known or alleged potential environmental liabilities at a number of third-party sites for which Ashland has financial responsibility.  Federal and state laws, including but not limited to the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) of 1980 and various other remediation laws, require that contamination caused by such releases be assessed and, if necessary, remediated to meet applicable standards.  Some of these laws also provide for liability for related damage to natural resources, and claims for alleged property and personal injury damage can also arise related to contaminated sites.  Laws in other jurisdictions where Ashland operates require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.

Air — In the United States, the Clean Air Act (the “CAA”) imposes stringent limits on facility air emissions, establishes a federally mandated operating permit program, allows for civil and criminal enforcement actions and sets limits on the volatile or toxic content of many types of industrial and consumer products.  Additionally, it establishes air quality attainment deadlines and control requirements based on the severity of air pollution in a given geographical area.  Various state clean air acts implement, complement and, in many instances, add to the requirements of the federal CAA.  The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland’s businesses and, in many cases, on product formulation and other long-term business decisions.  Other countries where Ashland operates also have laws and regulations relating to air quality.  Ashland’s businesses maintain numerous permits pursuant to these clean air laws.

State and local air agencies in the United States are still implementing strategies for meeting ozone and particulate matters standards established by the USEPA in 1997.  Ozone strategies have included emission controls for certain types of emission sources, reduced limits on the volatile organic compound content of industrial and consumer products and many requirements on the transportation sector.  Particulate matter strategies have included dust control measures for construction sites and reductions in emission rates allowed for industrial operations.  In 2006 and 2008, the USEPA established newer and more stringent standards for particulate matter and ozone, respectively.  State and local agencies are evaluating options for meeting these newest standards which will begin to be implemented between 2010 and 2013.  It is not possible at this time to estimate any potential financial impact that these newest standards may have on Ashland’s operations or products.  Ashland will continue to monitor and evaluate the standards proposed to meet these and all air quality standards.

Solid Waste — Ashland’s businesses are subject to various laws relating to and establishing standards for the management of hazardous and solid waste.  In the United States, RCRA applies.  While many U.S. facilities are subject to the RCRA rules governing generators of hazardous waste, certain facilities are also required to have hazardous waste storage permits.  Ashland has implemented systems to oversee compliance with the RCRA regulations and, where applicable, permit conditions.  In addition to regulating current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the storage of regulated substances in underground tanks.  Other countries where Ashland operates also have laws and regulations relating to hazardous and solid waste.

Climate Change — Ashland has been collecting energy use data and calculating greenhouse gas (“GHG”) emissions for several years and is evaluating the potential risks from climate change to facilities, products, and other business interests, and the strategies to respond to those risks.  In light of the uncertainty of these risks and any related opportunities, as well as the evolving nature of legislative and regulatory efforts in the U.S. and around the world, Ashland cannot predict whether GHG-related developments will affect its operations or financial condition.

Water — Ashland’s businesses maintain numerous discharge permits.  In the United States, such permits may be required by the National Pollutant Discharge Elimination System of the Clean Water Act and similar state programs.  Other countries have similar laws and regulations requiring permits and controls relating to water discharge.

Competition

Functional Ingredients, Water Technologies and Performance Materials compete in the highly fragmented specialty chemicals industry.  The participants in the industry offer a varied and broad array of product lines designed to meet specific customer requirements.  Participants compete with individual and service product offerings on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served.  The industry has become increasingly global as participants focus on establishing and maintaining leadership positions outside of their home markets.  Many of these segments’ product lines face domestic and international competitive factors, including industry consolidation, pricing pressures and competing technologies.

Consumer Markets competes in the highly competitive automotive lubricants and consumer products car care businesses, principally through its offerings of premium products and services primarily under the Valvoline® family of trademarks, coupled with strong brand marketing, customer support, and distribution capabilities.  Some of the major brands of motor oils and lubricants with which Consumer Markets competes globally are Castrol®, Mobil® and Pennzoil®.  In the “fast oil change” business, Consumer Markets competes with other leading independent fast lube chains on a national, regional or local basis, as well as automobile dealers and service stations.  Important competitive factors for Consumer Markets in the “fast oil change” market include Valvoline’s brand recognition; maintaining market presence through Valvoline Instant Oil Change® and Valvoline Express Care® outlets; and quality and speed of service, location, convenience and sales promotions.

Distribution competes with national, regional and local companies throughout North America.  The Plastics business also competes with other distribution companies in Europe and China.  Competition within each of Distribution’s businesses is based primarily on reliable and timely supply of products, breadth of product portfolio, service offerings and price.

Research

Ashland conducts a program of market-focused research and development to understand the needs of the marketplace, to frame those needs in a platform in which Ashland has capability to deliver, and to determine how to develop or access the intellectual property required to meet the identified market needs.  Research and development costs are expensed as they are incurred and totaled $96 million in 2009, ($48 million in 2008 and $45 million in 2007), including expenses incurred by Hercules.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Words such as “anticipates,” “believes,” “estimates,” “expects,” “is likely,” “predicts,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Although Ashland believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved.  Important factors that could cause actual results to differ materially from those contained in such statements are discussed under “Risk and Uncertainties” in Note A of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.  For a discussion of other factors and risks affecting Ashland’s operations, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

ITEM 1A.  RISK FACTORS

The following discussion of “risk factors” identifies the most significant factors that may adversely affect Ashland’s business, operations, financial position or future financial performance.  This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and related notes incorporated by reference into this annual report on Form 10-K.  The following discussion of risks is designed to highlight what Ashland believes are important factors to consider when evaluating its expectations.  These factors could cause future results to differ from those in forward-looking statements and from historical trends.

Several of Ashland’s businesses are cyclical in nature, and economic downturns or declines in demand, particularly for certain durable goods, may negatively impact its revenues and profitability.

Ashland’s revenues and profitability are susceptible to downturns in the economy, particularly in those segments serving the housing, construction, automotive, paper and marine industries.  Both overall demand for Ashland’s products and services and its profitability are affected by economic recession, inflation, changes in prices of hydrocarbon (and its derivatives) and other raw materials or changes in governmental monetary or fiscal policies.  During the economic downturn, a number of Ashland’s customers in the construction, automotive, paper and certain other industries are experiencing financial and production stresses, which has led to decreased demand for Ashland’s products and has affected Ashland’s margins on products sold.  While Ashland strives to reduce costs to help offset the effects of this decreased demand, there is no assurance Ashland will be able to manage costs in light of any further demand decreases.  If the economic downturn intensifies or there is a further decline in customer demand, Ashland’s business, results of operations and financial condition could be negatively impacted.

Ashland is undergoing a strategic transformation which introduces uncertainties regarding its business, financial condition and results of operations.

Ashland’s strategic objective has been to create a more focused company built around a strong core of specialty chemicals businesses.  Ashland intends to invest in and to grow its specialty chemicals businesses, operating its other businesses to generate strong cash flows to fund this investment.  As a result, Ashland is currently in a transformational period in which it has made and may continue to make changes that could be material to its business, financial condition and results of operations.  Over the past five years, changes have included the disposition of Ashland’s refining and marketing and highway construction businesses and the acquisition of Hercules.

In addition, because Ashland’s businesses differed from Hercules’ businesses, the results of operations of the combined company may be affected by factors different from those affecting Ashland prior to the Hercules  Transaction, and the realization of the full benefits anticipated from the Hercules Transaction may not be achieved.  It is difficult to predict the impact of any future changes on Ashland’s business, financial condition or results of operations.

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

In addition, Ashland may not be able to generate sufficient cash flow from its operations to repay its indebtedness when it becomes due and to meet its other cash needs.  If Ashland is not able to pay its debts as they become due, Ashland will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring its indebtedness or selling additional debt or equity securities.  Ashland may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, and if Ashland must sell its assets, such sales may negatively affect its ability to generate revenues.

Ashland’s restrictive debt covenants may affect its ability to operate its business successfully.

The terms of Ashland’s credit facilities and senior unsecured notes contain various provisions that limit its ability to, among other things:  grant liens; incur additional indebtedness, guarantees or other contingent obligations; engage in mergers and consolidations; sell, transfer and otherwise dispose of property and assets; make loans, acquisitions, joint ventures and other investments; declare dividends, make distributions or redeem or repurchase capital stock; change the nature of Ashland’s business; and enter into transactions with its affiliates.  These covenants could adversely affect Ashland’s ability to finance its future operations or capital needs and pursue available business opportunities.

In addition, Ashland’s credit facilities require it to maintain specified financial ratios and satisfy certain financial condition tests.  Events beyond Ashland’s control, including changes in general economic and business conditions, may affect its ability to meet those financial ratios and financial condition tests.  Ashland cannot assure that it will meet those tests or that the lenders will waive any failure to meet those tests.  A breach of any of these covenants or any other restrictive covenants contained in Ashland’s credit facilities or senior unsecured notes would result in an event of default.

If an event of default under Ashland’s credit facilities occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of certain of Ashland’s other indebtedness.  If Ashland was unable to pay such amounts, the lenders under its credit facilities could proceed against the collateral pledged to them.  Ashland has pledged a substantial portion of its assets to the lenders under its credit facilities.  If an event of default occurs under the senior unsecured notes, the Trustee under the notes or holders of at least 25% of the outstanding aggregate principal amount of notes may declare the principal of the notes and any accrued interest immediately payable, which, in turn, could cause the default and acceleration of the maturity of certain of Ashland’s other indebtedness.

Ashland’s pension and post-retirement benefit plan obligations are currently underfunded, and Ashland may have to make significant cash payments to some or all of these plans, which would reduce the cash available for Ashland’s businesses.

Ashland has unfunded obligations under its domestic and foreign pension and post-retirement benefit plans.  The funded status of Ashland’s pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations.  Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for Ashland’s businesses.  In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of Ashland’s pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

Under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances.  In the event Ashland’s tax-qualified pension plans are terminated by the PBGC, Ashland could be liable to the PBGC for some portion of the underfunded amount and, under certain circumstances, the liability could be senior to Ashland’s senior unsecured notes.

Ashland is responsible for, and has financial exposure to, liabilities from pending and threatened claims, including those alleging personal injury caused by exposure to asbestos, which reduce Ashland’s cash flows and could reduce profitability.

There are various claims, lawsuits and administrative proceedings pending or threatened, including those alleging personal injury caused by exposure to asbestos, against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other matters which seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable. Ashland’s businesses could be materially and adversely affected by financial exposure to these liabilities.

Ashland’s implementation of its SAP® enterprise resource planning (“ERP”) project in the business units acquired as part of the Hercules Transaction has the potential for business interruption and associated adverse impact on operating results as well as internal controls.

Ashland is proceeding with a project to implement its ERP system within the business units acquired as part of the Hercules Transaction during fiscal 2010.  Extensive planning is underway to support the effective implementation of the ERP system in those business units; however, such implementations carry certain risks, including potential for business interruption with the associated adverse impact on operating income.  In addition, internal controls that are modified or redesigned to support the ERP system implemented in those business units may result in deficiencies in the future that could constitute significant deficiencies, or in the aggregate, a material weakness in internal control over financial reporting.

Ashland’s success depends upon its ability to attract and retain key employees and the succession of senior management.

Ashland’s success depends on its ability to attract and retain key personnel, and Ashland relies heavily on its management team.  The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect Ashland’s operations.  Retention of senior personnel and appropriate succession planning will continue to be critical to the successful implementation of Ashland’s strategies.

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

Ashland has financial exposure to substantially all of Ashland’s environmental and other liabilities and substantially all of the environmental and other liabilities of its subsidiaries including Hercules and its former subsidiaries.  Ashland has investigated and remediated a number of its current and former properties.  Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the applicable costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the number and financial strength of other potentially responsible parties at multiparty sites.  As a result, Ashland’s ultimate costs could exceed its reserves.

Ashland’s facilities are subject to operating hazards, which may disrupt its business.

Ashland is dependent upon the continued safe operation of its production, storage and distribution facilities.  Ashland’s facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unexpected utility disruptions or outages, unscheduled downtime and environmental hazards.  Ashland may have incidents that may temporarily shut down or otherwise disrupt its facilities, causing production delays and resulting in liability for workplace injuries and fatalities. Ashland cannot assure that it will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on Ashland’s business, financial condition or results of operations.

Ashland’s business could be adversely affected by the occurrence of a catastrophe, including a natural or man-made disaster.

The occurrence of any pandemic disease, natural disaster or terrorist attacks or any catastrophic event that results in Ashland’s workforce being unable to be physically located at one of its facilities could result in lengthy disruption of Ashland’s business operations.  In addition, any of these events could have severe negative effects on the global economic environment.

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

Provisions of Ashland’s articles of incorporation and by-laws could make acquiring control of Ashland without the support of its Board of Directors difficult for a third party, even if the change of control might be beneficial to Ashland shareholders.  Ashland’s articles of incorporation and by-laws contain:

▪	provisions relating to the classification, nomination and removal of its directors;

▪	provisions limiting the right of shareholders to call special meetings of its Board of Directors and shareholders;

▪	provisions regulating the ability of its shareholders to bring matters for action at annual meetings of its shareholders; and

▪	an authorization to its Board of Directors to issue and set the terms of preferred stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Ashland’s corporate headquarters, which is leased, is located in Covington, Kentucky.  Principal offices of other major operations are located in Wilmington, Delaware (Functional Ingredients and Water Technologies); Dublin, Ohio (Performance Materials and Distribution); Lexington, Kentucky (Consumer Markets); Barendrecht, the Netherlands; Shanghai, China and Schaffhausen, Switzerland.  All of these offices are leased, except for portions of the Dublin, Ohio facilities which are owned.  Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described under the appropriate segment under “Item 1” in this annual report on Form 10-K.  Additional information concerning certain leases may be found in Note K of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

The following is a description of Ashland’s material legal proceedings.

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

Hercules, a wholly-owned subsidiary of Ashland, is also subject to liabilities from asbestos-related personal injury lawsuits involving claims which typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of the Hercules’ former subsidiaries to a limited industrial market.

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

Environmental Proceedings

(1) CERCLA and Similar State Law Sites – Under CERCLA and similar state laws, Ashland and Hercules may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of September 30, 2009, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 94 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2)  Multi-Media Environmental Compliance Investigation – In April 2005, Hercules’ Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance investigation by the USEPA and the Virginia Department of Environmental Quality (“VADEQ”), and in April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a CAA compliance investigation by USEPA and the VADEQ.  In April 2008, the results of both investigations were provided to Hercules which uncovered areas of potential noncompliance with various environmental requirements which are being evaluated.  At this time, the potential liability, if any, with respect to these matters should not be material to Ashland.

(3)  Naval Weapons Industrial Reserve Plant – The Naval Weapons Industrial Reserve Plant in McGregor, Texas (the “Site”), is a government-owned facility which was operated by various contractors on behalf of the U.S. Department of the Navy (the “Navy”) from 1942 to 1995.  Hercules operated the Site from 1978 to 1995.  The U.S. Department of Justice, on behalf of the Navy, has advised Hercules and other former contractors that, pursuant to CERCLA, the Government has incurred costs of over $50 million with respect to certain environmental liabilities which the Government alleges are attributable, at least in part, to Hercules’ and the other former contractors’ past operation of the Site.  Hercules and the other former contractors have executed a tolling agreement with the Government and have been engaged in discussions with the Government concerning the Site. The investigation undertaken to date indicates that there may be substantial defenses to the Government’s claims.  At this time, the potential liability, if any, with respect to this Site should not be material to Ashland.

For additional information regarding environmental matters and reserves, see “Management’s Discussion and Analysis – Application of Critical Accounting Policies – Environmental Remediation” and Note P of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

Other Pending Legal Proceedings

In addition to the matters described, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2009.

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND

The following is a list of Ashland’s executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer as to current members of Ashland’s Executive Committee and other executive officers).

JAMES J. O’BRIEN (age 55) is Chairman of the Board, Chief Executive Officer and a Director of Ashland and has served in such capacities since 2002.

LAMAR M. CHAMBERS (age 55) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 2008.  During the past five years, he has also served as Vice President and Controller of Ashland.

DAVID L. HAUSRATH (age 57) is Senior Vice President and General Counsel of Ashland and has served in such capacities since 2004 and 1999, respectively.  During the past five years, he has also served as Secretary of Ashland.

ROBERT M. CRAYCRAFT, II (age 40) is Vice President of Ashland and President of Distribution and has served in such capacities since 2008.  During the past five years, he has also served as Vice President-U.S. Chemicals of Distribution and Senior Vice President and General Manager-Retail Business and Vice President-Business Transformation of Consumer Markets.

SUSAN B. ESLER (age 48) is Vice President, Human Resources and Communications of Ashland and has served in such capacity since 2006.  During the past five years, she has also served as Vice President - Human Resources of Ashland.

THEODORE L. HARRIS (age 44) is Vice President of Ashland; President, Global Supply Chain and Environmental, Health and Safety; and President of Performance Materials and has served in such capacities since 2006, 2008 and July 2009, respectively.  During the past five years, he has also served as Vice President of Information Technology, President of Distribution and Vice President and General Manager of the Composite Polymers Division of Ashland.

J. WILLIAM HEITMAN (age 55) is Vice President and Controller of Ashland and has served in such capacities since 2008.  During the past five years, he has also served as Controller of the North American Operations of The Goodyear Tire & Rubber Company.

SAMUEL J. MITCHELL, JR. (age 48) is Vice President of Ashland and President of Consumer Markets and has served in such capacities since 2002.

JOHN E. PANICHELLA (age 50) is Vice President of Ashland and President of Functional Ingredients and has served in such capacities since 2008.  During the past five years, he has also served as Vice President and President-Aqualon Division of Hercules and Vice President and General Manager-Americas of General Electric Water & Process Technologies.

PAUL C. RAYMOND, III (age 47) is Vice President of Ashland and President of Water Technologies and has served in such capacities since 2008.  During the past five years, he has also served as Vice President, President-Paper Technologies and Ventures Division and President-Pulp and Paper Division of Hercules and Vice President and General Manager of Honeywell Electronic Materials.

ANNE T. SCHUMANN (age 49) is Vice President and Chief Information and Administrative Services Officer of Ashland and has served in such capacities since 2008 and August 2009, respectively.  During the past five years, she has also served as Vice President, Acquisition Integration of Ashland and Vice President, Information Technology and Human Resources and Vice President, Shared Services Center of Hercules.

WALTER H. SOLOMON (age 49) is Vice President and Chief Growth Officer of Ashland and has served in such capacities since 2005.  During the past five years, he has also served as Senior Vice President and General Manager-Retail Business of Valvoline.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See Quarterly Financial Information on page F-48 for information relating to market price and dividends of Ashland’s Common Stock.

At October 30, 2009, there were approximately 19,300 holders of record of Ashland’s Common Stock.  Ashland Common Stock is listed on the New York Stock Exchange (ticker symbol ASH) and has trading privileges on NASDAQ and the Chicago and National stock exchanges.

There were no sales of unregistered securities required to be reported under Item 701 of Regulation S-K and Ashland made no purchases of Ashland Common Stock during the fourth quarter of fiscal 2009.

PERFORMANCE GRAPH

The following graph compares Ashland’s five-year cumulative total shareholder return with the cumulative total return of Standard & Poor’s 500 Index, Standard & Poor’s 400 Midcap Index, and a peer group of companies.  Ashland was listed in the S&P 500 Index until November 2008 and is now listed in the S&P 400 Midcap Index.  The cumulative total shareholder return for each of these groups assumes the reinvestment of dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASHLAND, S&P 500 INDEX, S&P 400 MIDCAP INDEX, AND PEER GROUP

	2004	2005	2006	2007	2008	2009
Ashland 1	100	122	143	157	78	118
S&P 500	100	112	124	145	113	105
S&P 400 Midcap	100	122	130	154	129	125
Peer Group 2	100	171	183	229	211	239

1
Ashland’s former Petroleum Refining and Marketing operations consisted primarily of its 38% interest in Marathon Ashland Petroleum LLC which was transferred on June 30, 2005, along with two other businesses, to Marathon Oil Corporation.  Ashland’s former Transportation Construction operations consisted of Ashland Paving And Construction, Inc. which was sold on August 28, 2006, to Oldcastle Materials, Inc.

2	Ashland’s Peer Group five-year cumulative total return index reflects Petroleum Refining and Marketing peers for fiscal 2005 and Transportation and Construction peers for fiscal 2005 and 2006.

The peer group consists of the following industry indices:

∙
Specialty Chemical Production, Distribution, and Motor Oil and Car Care Products Portfolio:  Standard & Poor’s 500 Specialty Chemicals (Large-Cap), Standard & Poor’s 400 Specialty Chemicals (Mid-Cap), Standard & Poor’s 600 Specialty Chemicals (Small-Cap), and Standard & Poor’s 400 Diversified Chemicals (Mid-Cap).

∙
Highway Construction Portfolio, for fiscal 2005 and 2006 only:  Standard & Poor’s 500 Construction Materials (Large-Cap), Standard & Poor’s 400 Construction Materials (Mid-Cap), and Standard & Poor’s 600 Construction Materials (Small-Cap).

∙
Petroleum Refining and Marketing Portfolio, for fiscal 2005 only:  Standard & Poor’s 500 Oil & Gas Refining & Marketing & Transportation (Large-Cap), Standard & Poor’s 400 Oil & Gas Refining & Marketing & Transportation (Mid-Cap), and Standard & Poor’s 600 Oil & Gas Refining & Marketing & Transportation (Small-Cap).

As of September 30, 2009, the aforementioned indices consisted of 33 companies.  The annual returns for the companies or indices in each of the portfolios have been weighted by their respective beginning-of-year market capitalization.  Each portfolio is then weighted to reflect Ashland’s annual invested capital in each of these lines of business with the annual return for the peer group represented by the sum of these weighted portfolios.

ITEM 6.  SELECTED FINANCIAL DATA

See Five-Year Selected Financial Information on page F-49.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-26.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Quantitative and Qualitative Disclosures about Market Risk on page M-26.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in Ashland’s current reports on Forms 8-K and 8-K/A filed on August 29, 2008, September 8, 2008 and December 1, 2008, Ashland changed its independent registered public accountants effective for the fiscal year ended September 30, 2009.  There were no disagreements or reportable events related to the change in accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of September 30, 2009, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2009.

Internal Control — See Management’s Report on Internal Control Over Financial Reporting on page F-2 and the Report of Independent Registered Public Accounting Firm on page F-3 and F-4.

Changes in Internal Control Over Financial Reporting — There has been no change in Ashland’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, Ashland’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information to appear under the captions “Election of Directors” and “Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance” in Ashland’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2009.  See also the list of Ashland’s executive officers and related information under “Executive Officers of Ashland” in Part I - Item X in this annual report on Form 10-K.

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

The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2009.  Except as disclosed in the narrative to the table, all plans were approved by shareholders of Ashland.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,541,657	(1)	$17.14	(2)	1,559,342	(3)
Equity compensation plans not approved by security holders	110,944	(4)			880,041	(5)
Total	2,652,601	$17.14	(2)	2,439,383

(1)
This figure includes (a) 37,542 stock options outstanding under the Ashland Inc. 1997 Stock Incentive Plan, (b) 473,642 stock options outstanding under the Amended and Restated Ashland Inc. Incentive Plan (the “Amended Plan”), (c) 108,366 stock options outstanding under the Hercules Incorporated Amended and Restated Long Term Incentive Compensation Plan, and (d) 32,406 stock options outstanding under the Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors.  This figure also includes 59,538 net shares that could be issued under stock-settled SARs under the Amended Plan and 985,656 net shares that could be issued under stock-settled SARs under the 2006 Ashland Inc. Incentive Plan (the “2006 Plan”), based upon the closing price of Ashland Common Stock on the New York Stock Exchange Composite Tape on September 30, 2009 ($43.22).  Additionally, this figure includes

251,943 restricted stock shares granted under the Amended Plan and deferred, 114,065 performance share units for the 2007-2009 performance period, 102,268 performance share units for the 2008-2010 performance period and 276,058 performance share units for the 2009-2011 performance period, payable in stock under the 2006 Plan, estimated assuming target performance is achieved. Also included in the figure are 100,173 shares to be issued under the pre-2005 Deferred Compensation Plan for Employees, payable in stock upon termination of employment with Ashland.

(2)
The weighted-average exercise price excludes shares in Ashland Common Stock which may be distributed under the deferred compensation plans and the deferred restricted stock and performance share units which may be distributed under the Amended Plan and 2006 Plan as described in footnotes (1) and (4) in this table.

(3)
This figure includes 1,072,890 shares available for issuance under the 2006 Plan, 149,152 shares available for issuance under the pre-2005 Deferred Compensation Plan for Employees and 337,300 shares available for issuance under the pre-2005 Deferred Compensation Plan for Non-Employee Directors.

(4)
This figure includes 88,926 shares to be issued under the Deferred Compensation Plan for Employees (2005) and 22,018 shares to be issued under the Deferred Compensation Plan for Non-Employee Directors (2005), payable in stock upon termination of employment or service with Ashland. Because these plans are not equity compensation plans as defined by the rules of the New York Stock Exchange (“NYSE”), neither plan required approval by Ashland’s shareholders.

(5)
This figure includes 403,599 shares available for issuance under the Deferred Compensation Plan for Employees (2005) and 476,442 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors (2005).  Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information to appear under the captions “Corporate Governance - Director Independence and Certain Relationships,” and “Related Person Transaction Policy,” and “Audit Committee Report” in Ashland’s Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is hereby incorporated by reference the information with respect to principal accountant fees and services to appear under the captions “Audit Committee Report” and “Ratification of Independent Registered Public Accountants” in Ashland’s Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) and (2) Financial Statements and Financial Schedule

(3) See Item 15(b) in this annual report on Form 10-K

The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

Schedules other than that listed have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.  Separate financial statements of unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually.  Summarized financial information for such affiliates is disclosed in Note F of “Notes to Consolidated Financial Statements.”

(b) Documents required by Item 601 of Regulation S-K

3.1	-
Third Restated Articles of Incorporation of Ashland and amendment thereto effective February 3, 2009 (filed as Exhibit 3.1 to Ashland’s Form 10-Q for the quarter ended December 31, 2008, and incorporated herein by reference).

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
Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee (filed as Exhibit 4.2 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

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
Indenture, dated May 27, 2009, by and among Ashland, the Guarantors and U.S. Bank National Association (filed as Exhibit 4.1 to Ashland’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

4.5	-
Registration Rights Agreement, dated May 27, 2009, by and among Ashland, the Guarantors and Banc of America Securities, LLC and Scotia Capital (USA) Inc. (filed as Exhibit 4.2 to Ashland’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

4.6	-
Warrant Agreement dated July 27, 1999 between Hercules and The Chase Manhattan Bank, as warrant agent (filed as Exhibit 4.4 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.7	-	Form of Series A Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.5 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.8	-	Form of CRESTSSM Unit (filed as Exhibit 4.7 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.9	-	Form of Warrant (filed as Exhibit 4.8 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.10	-
Registration Rights Agreement dated as of November 3, 2009 between Ashland Inc. and Evercore Trust Company, N.A. (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on November 6, 2009, and incorporated herein by reference).

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
Amended and Restated Ashland Inc. Deferred Compensation Plan for Employees (2005) (filed as Exhibit 10.3 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

10.4	-
Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005) (filed as Exhibit 10.4 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

10.5	-
Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as Exhibit 10.5 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

10.6	-
Amendment No. 1 to Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended December 31, 2008, and incorporated herein by reference).

10.7	-
Amended and Restated Ashland Inc. Nonqualified Excess Benefit Pension Plan (filed as Exhibit 10.6 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

10.8	-
Hercules Incorporated Long Term Incentive Compensation Plan (as Amended and Restated) (filed as Exhibit 10.2 to Ashland’s Form 10-Q for the quarter ended December 31, 2008, and incorporated herein by reference).

10.9	-	Form of Chief Executive Officer Change in Control Agreement (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on January 7, 2009, and incorporated herein by reference).

10.10	-	Form of Executive Officer Change in Control Agreement (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on January 7, 2009, and incorporated herein by reference).

10.11	-	Form of Executive Officer Change in Control Agreement, effective for agreements entered into after July 2009.

10.12	-	Ashland Inc. Severance Pay Plan (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on January 7, 2009, and incorporated herein by reference).

10.13	-	Employment Agreement between Ashland and John E. Panichella (filed as Exhibit 10.14 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

10.14	-	Employment Agreement between Ashland and Paul C. Raymond, III (filed as Exhibit 10.15 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

10.15	-
Form of Indemnification Agreement between Ashland and members of its Board of Directors (filed as Exhibit 10.10 to Ashland’s annual report on Form 10-K for fiscal year ended September 30, 2005, and incorporated herein by reference).

10.16	-	Ashland Inc. 1997 Stock Incentive Plan (filed as Exhibit 10.17 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

10.17	-	Amended and Restated Ashland Inc. Incentive Plan.

10.18	-	2006 Ashland Inc. Incentive Plan (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).

10.19	-	Form of Notice granting Stock Appreciation Rights Awards.

10.20	-	Form of Notice granting Restricted Stock Awards (filed as Exhibit 10.21 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

10.21	-
Agreement and Plan of Merger dated as of July 10, 2008 among Ashland, Ashland Sub-One, Inc. and Hercules Incorporated (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on July 14, 2008, and incorporated herein by reference).

10.22	-
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

10.23	-	Amendment No. 1 to Credit Agreement, dated as of April 17, 2009 (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.24	-	Amendment No. 2 to Credit Agreement, dated as of May 20, 2009 (filed as Exhibit 10.2 to Ashland’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.25	-
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
First Amendment to the Transfer and Administration Agreement dated as of November 4, 2009 among Ashland Inc., CVG Capital II LLC, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party hereto, and Bank of America, N.A., as Agent for the Investors.

10.27	-	Sale Agreement dated as of November 13, 2008 among Ashland and CVG Capital II LLC (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on November 19, 2008, and incorporated herein by reference).

10.28	-
Purchase Agreement for the $650 Million 9 1/8% Senior Notes due 2017, dated May 19, 2009, between Ashland and Banc of America Securities, LLC, Scotia Capital (USA) Inc. and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

11	-	Computation of Earnings Per Share (appearing in Note A of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K).

12	-	Computation of Ratio of Earnings to Fixed Charges.

21	-	List of Subsidiaries.

23.1	-	Consent of PricewaterhouseCoopers LLP.

23.2	-	Consent of Ernst & Young LLP.

23.3	-	Consent of Hamilton, Rabinovitz & Associates, Inc..

24	-	Power of Attorney.

31.1	-	Certification of James J. O’Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Lamar M. Chambers, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
By:
/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer
Date: November 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 23, 2009.

Signatures	Capacity
/s/ James J. O'Brien _____________________________________ James J. O’Brien	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Lamar M. Chambers _____________________________________ Lamar M. Chambers	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ J. William Heitman _____________________________________ J. William Heitman	Vice President and Controller (Principal Accounting Officer)
* _____________________________________ Roger W. Hale	Director
* _____________________________________ Bernadine P. Healy	Director
* _____________________________________ Kathleen Ligocki	Director
* _____________________________________ Vada O. Manager	Director
* _____________________________________ Barry W. Perry	Director
* _____________________________________ Mark C. Rohr	Director
* _____________________________________ George A. Schaefer, Jr.	Director
* _____________________________________ Theodore M. Solso	Director
* _____________________________________ John F. Turner	Director
* _____________________________________ Michael J. Ward	Director

*By:	/s/ David L. Hausrath
David L. Hausrath
Attorney-in-Fact

Date:	November 23, 2009

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2009, 2008 and 2007.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global specialty chemicals company that provides products, services and solutions that meet customer needs throughout a variety of industries.  With approximately 14,700 employees worldwide, Ashland serves customers in more than 100 countries.

Established in 1924 as a regional petroleum refiner, Ashland, during the past several years, has been focused on the objective of creating a dynamic, global specialty chemicals company.  In that process, Ashland has divested certain noncore businesses, redesigned business models, and acquired businesses in growth markets like specialty additives, functional ingredients, water and adhesives to enhance Ashland’s specialty chemicals offerings.  Ashland’s acquisition of Hercules Incorporated (Hercules), in November 2008, propels the combined company to a global leadership position with expanded capabilities and promising growth potential in specialty additives and functional ingredients, paper and water technologies, and specialty resins.

With the acquisition of Hercules, Ashland has expanded its international footprint as Ashland’s sales and operating revenues (revenues) generated outside of North America in 2009 increased to 32% from 29% and 28% in 2008 and 2007, respectively.  Revenue by region expressed as a percentage of total consolidated revenue for the years ended September 30, 2009, 2008 and 2007 was as follows:

Revenues by Geography	2009 (a)	2008	2007
North America	68%	71%	72%
Europe	20%	21%	20%
Asia Pacific	8%	5%	5%
Latin America & other	4%	3%	3%
	100%	100%	100%

(a)Revenues from the acquired operations of Hercules are included herein from November 14, 2008.

Business segments

As discussed above, Ashland completed the acquisition of Hercules in November 2008.  Ashland’s reporting structure is now composed of five reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), previously Hercules’ Aqualon Group, Ashland Hercules Water Technologies (Water Technologies), which includes Hercules’ Paper Technologies and Ventures segment as well as Ashland’s legacy Water Technologies segment, Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Consumer Markets), and Ashland Distribution (Distribution).  For further descriptions of each business segment see the “Results of Operations – Business Segment Review” beginning on page M-7.

Total consolidated revenue for 2009, 2008 and 2007 as a percent of revenue by business segment was as follows:

Revenues by Business Segment	2009	(a)	2008	2007
Functional Ingredients	10%		n/a	n/a
Water Technologies	20%		11%	11%
Performance Materials	13%		19%	18%
Consumer Markets	20%		19%	20%
Distribution	37%		51%	51%
	100%		100%	100%

(a)Revenues from the acquired operations of Hercules are included herein from November 14, 2008.

KEY 2009 DEVELOPMENTS

During 2009, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Hercules acquisition

Ashland’s acquisition of Hercules in November 2008 was a significant step in achieving Ashland’s objective of creating a leading, global specialty chemicals company.  The new combined company is comprised of a core of three specialty chemical businesses:  specialty additives and functional ingredients, paper and water technologies, and specialty resins, which will drive Ashland both strategically and financially.  This acquisition positions Ashland to deliver more stable and predictable earnings, generate stronger cash flows and gain access to higher growth markets worldwide.

The transaction was valued at $2,594 million and included $799 million of debt assumed in the acquisition.  As part of the financing arrangement for the transaction, Ashland borrowed $2,300 million, which included $100 million drawn on the $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan that was subsequently replaced with the issuance of $650 million senior unsecured bonds in May 2009.  Ashland retained $205 million of assumed Hercules debt.

As a result of the financing and subsequent debt incurred to complete the Hercules acquisition, Standard & Poor’s and Moody’s Investor Services downgraded Ashland’s corporate credit rating to BB- and Ba2, respectively.  In addition, Ashland is now subject to certain restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property, preferential security interest in acquired property, restriction on future dividend payments and applicable insurance coverage as well as negative covenants that include financial covenant restrictions associated with leverage and fixed charge coverage ratios and total net worth and capital expenditure levels.  As a result of these new covenant restrictions, Ashland’s focus during 2009 was to pay down debt by concentrating on generating cash and savings from:  increased profitability from sales; reductions in operating expenses, working capital, capital expenditures and dividends; and the sale of non-strategic assets, primarily business divestitures and auction rate securities.  This focus and efficient execution on these cash generation and savings opportunities enabled Ashland to reduce debt by approximately $1 billion in debt during 2009 despite a steep economic decline.

Drew Marine divestiture

In August 2009, Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J.F. Lehman & Co. in a transaction valued pretax at approximately $120 million before tax, which was subsequently reduced by $4 million after giving affect to post-closing adjustments related to working capital.  This transaction resulted in a pretax gain of $56 million, which is included in the net gain (loss) on divestitures caption of the Statement of Consolidated Income.  This sale reflects Ashland’s strategy to strengthen its core specialty chemicals businesses.  The Drew Marine business is a recognized global leader in providing technical solutions, high value products and services to the global marine industry, including chemicals and testing equipment, water treatment, tank cleaners and corrosion inhibitors, sealing and welding products, refrigerants and refrigeration services, engineered systems and products, fuel management programs and fire safety and rescue products and services.

Economic environment

Ashland’s financial performance during 2009 was severely impacted by a significant decline in demand within the markets it conducts business, a direct result of continued weakness in the global economy, especially within North America and Europe, which began broadly at the end of 2008.  Ashland experienced significant volume declines of 6% to 22% across all of its business segments during 2009.  Despite this pressure, Ashland was able to manage pricing and reduce costs, resulting in an overall improved gross profit margin.  This is particularly evident for Consumer Markets, where the gross profit as a percent of sales increased significantly during the twelve months ended September 30, 2009, compared to the prior year.  Overall, Ashland’s aggressive pricing management and cost reduction initiatives outweighed the significant volume declines during 2009, enabling Ashland to increase operating cash flows and substantially reduce debt associated with the financing of the Hercules acquisition.

Cost-structure efficiency and Hercules integration programs

During 2008, Ashland implemented operational redesigns (2008 Program), primarily within Ashland’s Water Technologies and Performance Materials businesses, to take proactive steps to enhance profitability through streamlined operations and an improved overall cost structure of the businesses.  This program continued during 2009 and was further expanded to capture additional cost saving opportunities.
In conjunction with the Hercules acquisition in November 2008, Ashland announced an integration plan (Integration Plan) that targeted certain projected cost savings as part of combining joint and redundant services and facilities.  This program focused primarily on capturing operational, selling and administrative savings within the combined company.  Additionally, with the prolonged and significant deterioration of global economic demand during 2009, Ashland announced in January 2009 an additional cost reduction and organizational restructuring plan (2009 Program), which was subsequently expanded in July 2009, to further reduce Ashland’s overall cost structure.

A summary of each program, along with targeted savings and status as of September 30, 2009, is as follows:

2008 Program – Originally intended to produce annualized cost savings of $40 million by the end of 2009, primarily within the Water Technologies and Performance Materials businesses, was expanded to $85 million by the end of 2009.  Essentially all cost savings initiatives related to this program have been achieved as of the end of 2009.

Integration Program – Originally intended to produce synergy cost savings of $50 million, was expanded to $130 million in expected synergy savings by the end of 2010.  As of the end of fiscal 2009, Ashland has achieved essentially all of the total run rate cost savings associated with this program.

2009 Program – Originally intended to produce reduced costs (including various plant and operational efficiencies and significant reductions in travel and entertainment expenses) of $85 million.  This program was expanded to $185 million and includes a specific $27 million cost reduction program within Distribution to realign the cost structure of this business and additional continued efforts to resize Ashland to match the current global economic demand.  As of the end of 2009, Ashland has achieved approximately $140 million in total run rate cost savings associated with this program.  Other items included in the program announced in January 2009, but not part of the totals above, reduced costs during 2009 only.  These items primarily included:

•	Freezing wage and salaries globally for 2009, except where legally mandated otherwise, with estimated savings of approximately $25 million; and

•
Implementing a two-week furlough program for most U.S. and Canadian based employees, that was essentially completed in June of 2009, and several other job and benefits related actions.  Furlough program savings totaled approximately $25 million.

In total, Ashland has achieved run rate cost reductions of $355 million of the combined $400 million in these cost reduction initiatives.  The cumulative effect of these restructuring activities has resulted in the elimination of approximately 1,600 employee positions and eight permanent facility closings through the end of 2009 and in total is currently expected to reduce the global workforce by a total of approximately 1,900, or 12% by the end of 2010.  As of September 30, 2009, the total restructuring cost incurred under the cost-structure efficiency programs during 2009 was $96 million, of which $75 million during 2009 had been charged as an expense within the Statement of Consolidated Income, consisting of $58 million classified within the selling, general and administrative expense caption and $17 million of accelerated depreciation charged to the cost of sales and operating expenses caption.  The remaining cost of $21 million related to severance associated with Hercules personnel, which qualified for purchase method of accounting in accordance with U.S. GAAP, and had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods; which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items, although Ashland does not currently expect these to be significant.  Ashland anticipates completing these restructuring activities during 2010.  For further information on Ashland’s cost-structure efficiency and Hercules’ integration programs, see Note D of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Ashland’s net income amounted to $71 million in 2009, $167 million in 2008 and $230 million in 2007, or $.96, $2.63 and $3.60 diluted earnings per share, respectively.  Income from continuing operations, which excludes results from discontinued operations, amounted to $78 million in 2009, $175 million in 2008 and $201 million in 2007, or $1.07, $2.76 and $3.15 per diluted earnings per share, respectively.

Ashland’s net income is primarily affected by results within operating income, net interest and other financing (expense) income, income taxes and discontinued operations.  Operating income amounted to $390 million in 2009, $213 million in 2008 and $216 million in 2007.  Operating results in 2009 compared to 2008 increased as the acquisition of Hercules businesses increased operating income by approximately $49 million in 2009, despite $47 million in nonrecurring purchase accounting charges related to inventory fair value adjustments and in-process research and development.  In addition, Ashland incurred $75 million for severance charges and accelerated depreciation for the ongoing integration and reorganization from the Hercules acquisition and other cost-structure efficiency programs.  These key items, along with significant volume declines across all business segments, severely effected operating results as compared to the prior period for legacy Ashland businesses, but were more than offset by aggressive cost reductions, lower raw materials costs and the affects of price increases, particularly within the Consumer Markets segment.  Operating results in 2008 compared to 2007 declined slightly as operating income decreases in Performance Materials and Water Technologies were offset by an operating income increase in Distribution and income associated with Unallocated and other.

Ashland incurred net interest and other financing expense of $205 million during 2009 as compared to net interest and other financing income of $28 million in 2008 and $46 million in 2007, with the current year expense primarily attributable to the debt issued in conjunction with the financing of the Hercules acquisition.  The decrease in net interest and other financing income in 2008 compared to 2007 primarily reflects the lower interest rate environment for short-term investment instruments.  In 2009, Ashland incurred certain significant nonrecurring items that included a $56 million gain from the sale of Drew Marine, which was reported within the net gain (loss) on divestitures caption of the Statement of Consolidated Income, as well as a $54 million loss related to cross-currency swaps and a $32 million loss on auction rate securities, which were both caused by the Hercules acquisition and reported within the other expense caption of the Statement of Consolidated Income.

The effective income tax rate for 2009 of 50.6% was significantly affected by the other expense caption items described above as well as certain resolutions to previously open foreign and domestic tax matters during the year.  The effective tax rate of 32.9% during 2008 and 22.3% during 2007 were impacted by several nonrecurring charges during the year as well as the resolution of specific foreign and domestic tax matters, but to a lesser extent than during 2009.

Discontinued operations was a $7 million and $8 million loss, respectively, during 2009 and 2008 and income of $29 million during 2007.  Each year had various adjustments related to previously recorded divestiture gains as well as updates to the asbestos liability and receivable models, which in 2007 included a significant income adjustment of $18 million after-tax relating to improved credit quality in a certain receivable.

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the years ended September 30, 2009, 2008 and 2007.

(In millions)	2009	2008	2007	2009 change	2008 change
Sales and operating revenues	$8,106	$8,381	$7,785	$(275)	$596

Revenues for 2009 decreased $275 million, or 3%, compared to 2008.  The current year included $1,709 million, or 20%, in additional revenues related to the acquired Hercules businesses.  Significant volume declines across all businesses substantially decreased revenue by $1,585 million, or 19%, with unfavorable currency exchange rates decreasing revenue by $292 million, or 3%, compared to 2008.  Net price and mix decreases of $189 million, or 2%, also reduced revenues compared to 2008 as successful price management within Consumer Markets and Water Technologies were more than offset by price declines within Performance Materials and Distribution.  Revenues from the acquisition of the pressure-sensitive adhesive and atmospheric emulsions business of Air Products and Chemicals, Inc. (Air Products) within Performance Materials in June 2008 contributed an additional $82 million, or 1%, in 2009.

Revenues for 2008 increased $596 million, or 8%, from 2007 primarily due to increased pricing of $560 million and $288 million related to a favorable currency exchange as well as $34 million from the acquisition of Air Products.  This increase was partially offset by a $143 million decrease related to declines in both volume and product mix as well as an additional $143 million decrease related to the elimination of a one-month financial reporting lag for foreign operations (reporting lag) during 2007.  During 2008, pricing increases were consistently implemented across each of Ashland’s businesses to recover significant cost increases occurring within volatile raw material markets.  Volumes declined modestly, despite the difficult market conditions that continued to deteriorate the North American economy throughout 2008, particularly in core sectors such as building and construction, coatings, transportation and marine.  The currency exchange rate is principally influenced by the U.S. dollar’s (USD) performance against the Euro.

(In millions)	2009	2008	2007	2009 change	2008 change
Cost of sales and operating expenses	$6,317	$7,056	$6,447	$(739)	$609
Gross profit as a percent of sales	22.1%	15.8%	17.2%

Cost of sales and operating expenses (cost of sales) for 2009 decreased $739 million, or 11%, compared to 2008 as increases related to the acquisitions of Hercules and Air Products were more than offset by significant declines in volume and raw material costs in 2009 as compared to 2008.  The acquisitions of Hercules and Air Products represented a $1,308 million, or 18%, increase in cost of sales for 2009, which includes a nonrecurring charge of $37 million associated with the inventory fair value adjustment of Hercules’ acquired inventory.  Additionally, a change in product mix increased cost of sales by $18 million.  Significant volume declines reduced cost of sales by $1,276 million, or 18%, while currency exchange, due to the strengthening of the U.S. dollar’s average as compared to 2008, reduced cost of sales by $224 million, or 3%.  Decreases in raw material costs contributed an additional $565 million, or 8%, decline in cost of sales.  Gross profit as a percent of sales (gross profit margin) increased by 6.3 percentage points compared to 2008 as a result of the Hercules acquisition, which included higher margin businesses, the mix of higher margin products sold during 2009 and improved pricing, particularly within Consumer Markets.

Cost of sales for 2008 increased 9% compared to 2007, which resulted in an overall 1% decline in gross profit margin.  Raw material price increases were the primary factor for this gross profit decline, which represented a $591 million cost increase compared to 2007 as volatile pricing in the crude oil market, which experienced an approximate 75% increase in the cost per barrel of oil during 2008 before peaking at over $145 a barrel, also influenced other significant hydrocarbon based raw materials throughout 2008.  Currency exchange rates increased cost of sales $228 million, while the Air Products acquisition added an additional $32 million.  These cost of sales increases were partially offset by a combined $127 million decrease related to volume declines and product mix as well as a $115 million decline related to the reporting lag elimination during 2007.

(In millions)	2009	2008	2007	2009 change	2008 change
Selling, general and administrative expenses	$1,341	$1,118	$1,126	$223	$(8)
As a percent of revenues	16.5%	13.3%	14.5%

Selling, general and administrative expenses for 2009 increased 20% compared to 2008, with selling, general and administrative expenses as a percent of revenue increasing 3.2 percentage points as the acquisition of Hercules businesses and several key charges increased this percentage.  Expenses impacting the comparability of 2009 as compared to 2008 include $58 million in severance and restructuring charges, primarily due to the ongoing integration and reorganization from the Hercules acquisition.  The acquisitions of Hercules and Air Products added $348 million in selling, general and administrative expenses (excluding the severance and restructuring charges) as compared to 2008.  Ashland’s cost reduction initiatives and other items reduced expenses by $138 million from 2008, while currency exchange effects reduced selling, general and administrative expenses by $45 million.  For further information on cost cutting initiatives see the “Key Fiscal 2009 Developments” discussion within Management’s Discussion and Analysis as well as Note D in the Notes to Consolidated Financial Statements.

Selling, general and administrative expenses for 2008 decreased slightly compared to 2007 while decreasing 1.2 percentage points as a percent of total revenue.  Expenses impacting the comparability of 2008 compared to 2007 include charges recorded in 2007 that consisted of $25 million for the voluntary severance offer, $22 million for the elimination of the reporting lag and $8 million related to an expense for certain postretirement plans.  These expenses did not occur in 2008.  Expenses during 2008 were negatively impacted by $40 million for currency exchange and $11 million for severance charges, related to realignment of certain businesses within Ashland during 2008, partially offset by $4 million of decreased other costs.

(In millions)	2009	2008	2007	2009 change	2008 change
Research and development expenses	$96	$48	$45	$48	$3

Research and development expenses for 2009 doubled compared to 2008 and included a charge of $10 million related to the purchased in-process research and development projects at Hercules as of the acquisition date.  The acquired businesses of Hercules added $45 million in research and development expenses (excluding the previously mentioned in-process research and development charge) as compared to 2008, while legacy Ashland businesses decreased expenses by $10 million during 2009.  Research and development expenses increased $3 million in 2008 as compared to 2007.

(In millions)	2009	2008	2007	2009 change	2008 change
Equity and other income
Equity income	$14	$23	$15	$(9)	$8
Other income	24	31	34	(7)	(3)
	$38	$54	$49	$(16)	$5

Total equity and other income decreased 30% during 2009 compared to 2008.  The decrease in 2009 primarily relates to decreased equity income from joint ventures associated with Performance Materials, which have been severely impacted by significant declines in global demand.  Total equity and other income increased 10% during 2008 compared to 2007.  The increase in 2008 primarily related to improved performance from various foreign joint venture associations compared to 2007.

(In millions)	2009	2008	2007	2009 change	2008 change
Net gain (loss) on divestitures	$59	$20	$(3)	$39	$23

Net gain (loss) on divestitures includes the 2009 sale of Drew Marine, a division within Water Technologies, as well as the 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP Transaction) along with two other businesses to Marathon Oil Corporation (Marathon).  Ashland recorded a gain of $56 million during 2009 related to the sale of Drew Marine.  The gain in 2008 primarily relates to the settlement with Marathon of certain tax related matters associated with the MAP Transaction, which resulted in a $23 million gain.  Other gains and losses recorded during the three-year period primarily relate to increases and decreases in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to environmental and other postretirement obligations.  See Note C of Notes to Consolidated Financial Statements for further discussion on divestitures.

(In millions)	2009	2008	2007	2009 change	2008 change
Net interest and other financing (expense) income
Interest income	$21	$40	$59	$(19)	$(19)
Interest expense	(215)	(9)	(10)	(206)	1
Other financing costs	(11)	(3)	(3)	(8)	-
	$(205)	$28	$46	$(233)	$(18)

The increase in net interest and other financing expense of $233 million during 2009 primarily relates to an increase in interest expense of $206 million compared to 2008, which represents interest charges associated with debt drawn upon the closing, on November 13, 2008, of the Hercules acquisition, which also increased other financing costs as compared to 2008.  Interest expense for 2009 includes $52 million of amortization for deferred debt issuance costs, with $10 million related to the bridge loan extinguishment that was converted into senior unsecured bonds during 2009.  In addition, interest expense included $8 million related to accelerated amortization from prepayments made on both the term loan A and term loan B facilities.  In conjunction with the Hercules acquisition, interest income declined during 2009 as the remaining funding to complete the merger was paid from Ashland’s existing liquid investments.

The decrease of $18 million in net interest and other financing income during 2008 compared to 2007 primarily related to the decrease in interest income to $40 million in 2008 from $59 million in 2007, reflecting the lower interest rate environment for short-term investment instruments compared to 2007.  Interest expense and other financial costs remained consistent from 2007 to 2008.

(In millions)	2009	2008	2007	2009 change	2008 change
Other expenses
Loss on currency swaps	$(54)	$-	$-	$(54)	$-
Loss on auction rate securities	(32)	-	-	(32)	-
	$(86)	$-	$-	$(86)	$-

Other expenses included two significant nonrecurring items caused by the Hercules acquisition.  The first was a $54 million loss on currency swaps related to a swap associated with the Hercules acquisition.  Hercules had held a significant hedge against certain open currency swap positions that Ashland immediately settled upon the acquisition.  The second was a $32 million charge on auction rate securities as a result of a permanent realized loss on these securities due to the continued illiquid market these securities trade in and Ashland’s change in intent to no longer hold these securities until maturity.  For further information on auction rate securities see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note G of Notes to Consolidated Financial Statements.

(In millions)	2009	2008	2007	2009 change	2008 change
Income tax expense	$80	$86	$58	$(6)	$28
Effective tax rate	50.6%	32.9%	22.3%

The overall effective tax rate was significantly increased during 2009 due to several key factors.  Using a 35% statutory federal tax rate applied to the income from continuing operations for 2009, income taxes would have been an expense of $55 million.  Significant discrete items for 2009 included an $8 million valuation allowance on auction rate security losses and increases in the resolution and re-evaluation of tax positions taken in prior years of $29 million.  These discrete expense items were partially offset by research and development credits of $9 million.  See Note L of Notes to Consolidated Financial Statements for a complete reconciliation of Ashland’s tax provision for the last three years to the 35% U.S. statutory rate.

The overall effective tax rate significantly increased in 2008 from 2007 due to several key factors.  Significant volatility in the capital markets as it relates to investments held for life insurance policies resulted in a $9 million tax effect in 2008, which historically has been a tax benefit for Ashland.  In addition, during 2007 Ashland recorded a $15 million tax benefit related to dividends held within the employee stock ownership plan compared with a $1 million tax benefit in 2008, primarily due to the special dividend of $10.20 paid on October 25, 2006 as part of the distribution to shareholders of a substantial portion of the APAC divestiture proceeds.

(In millions)	2009	2008	2007	2009 change	2008 change
Income from discontinued operations (net of tax)
APAC	$(6)	$(6)	$(5)	$-	$(1)
Asbestos-related litigation reserves	2	(2)	35	4	(37)
Electronic Chemicals	(3)	-	(1)	(3)	1
	$(7)	$(8)	$29	$1	$(37)

During 2009, Ashland recorded two adjustments that related to prior periods within the discontinued operations caption of the Statement of Consolidated Income.  These included a charge related to a change in the duration period on a retained environmental liability from the Electronic Chemicals business (divested in 2003) and a charge related to a tax basis adjustment from the APAC divestiture.  Ashland assessed the affect these adjustments had on income from discontinued operations and net income in the current and prior periods and, after considering quantitative and qualitative factors, determined such adjustments to be below the threshold that would necessitate a restatement of the consolidated financial statements for the prior years.  Ashland also considered the impact of these prior period adjustments on its internal controls and financial reporting and based on qualitative and quantitative factors, including the discrete nature of the transactions involved, concluded that the matters did not indicate a material weakness in internal controls over financial reporting.

During 2008 and 2007, subsequent tax adjustments reduced the gain on the sale of APAC.  Ashland periodically updates the model used for purposes of valuing the asbestos-related litigation reserves, which resulted in a net $2 million charge in 2008, and a favorable net $2 million and $17 million adjustment during 2009 and 2007, respectively.  Additionally, during 2007 a favorable $18 million after-tax adjustment was recorded due to a reassessed assumption for a certain asbestos receivable due to improved credit quality.

Quarterly operating income (loss)

The following details Ashland’s quarterly reported operating income for the years ended September 30, 2009, 2008 and 2007.

(In millions)	2009	2008	2007
December 31	$(7)	$46	$58
March 31	112	52	41
June 30	152	87	91
September 30	133	28	26

RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW

Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  During 2009, Ashland began fully allocating significant actual corporate costs as opposed to budgeted expenditures which was utilized in prior periods, except for certain significant company-wide restructuring activities, such as the current restructuring plan related to the Hercules acquisition described in Note D of Notes to Consolidated Financial Statements, and other costs or adjustments that relate to former businesses that Ashland no longer operates.  To align prior period results to the current period presentation, Ashland reclassified certain depreciation and amortization charges in 2008 and 2007 that were previously presented within the unallocated and other section to the applicable reporting segments that were originally allocated these corporate charges.

As previously discussed, Ashland’s businesses are managed along five industry segments:  Functional Ingredients, Water Technologies, Performance Materials, Consumer Markets and Distribution.  For additional information, see Note Q in the Notes to Consolidated Financial Statements.

The following table shows revenues, operating income and statistical operating information by business segment for each of the last three years ended September 30.

(In millions)	2009	2008	2007
Sales and operating revenues
Functional Ingredients	$812	$-	$-
Water Technologies	1,652	893	818
Performance Materials	1,106	1,621	1,580
Consumer Markets	1,650	1,662	1,525
Distribution	3,020	4,374	4,031
Intersegment sales	(134)	(169)	(169)
	$8,106	$8,381	$7,785
Operating income (loss)
Functional Ingredients	$36	$-	$-
Water Technologies	78	10	16
Performance Materials	1	52	89
Consumer Markets	252	83	86
Distribution	52	51	41
Unallocated and other	(29)	17	(16)
	$390	$213	$216
Depreciation and amortization
Functional Ingredients (a)	$106	$-	$-
Water Technologies (a)	99	29	29
Performance Materials	63	46	39
Consumer Markets	36	35	34
Distribution	28	28	25
Unallocated and other	7	7	6
	$339	$145	$133
Operating information
Functional Ingredients (b) (c)
Sales per shipping day	$3.7	$-	$-
Metric tons sold (thousands)	154.1	-	-
Gross profit as a percent of sales	26.7%	-	-
Water Technologies (b) (c)
Sales per shipping day	$6.6	$3.5	$3.1
Gross profit as a percent of sales	33.9%	36.7%	39.2%
Performance Materials (b)
Sales per shipping day	$4.4	$6.4	$6.1
Pounds sold per shipping day	3.9	4.9	4.9
Gross profit as a percent of sales	17.0%	17.0%	20.5%
Consumer Markets (b)
Lubricant sales gallons	158.8	169.2	167.1
Premium lubricants (percent of U.S. branded volumes)	28.2%	24.9%	23.3%
Gross profit as a percent of sales	32.0%	23.0%	24.8%
Distribution (b)
Sales per shipping day	$12.0	$17.3	$15.9
Pounds sold per shipping day	14.7	18.8	19.6
Gross profit as a percent of sales (d)	10.0%	7.8%	7.9%

(a)	Includes, during 2009, amortization for purchased in-process research and development of $5 million within both Functional Ingredients and Water Technologies.
(b)	Sales are defined as sales and operating revenues. Gross profit is defined as sales and operating revenues, less cost of sales and operating expenses.
(c)	Industry segment results from November 14, 2008 forward include operations acquired from Hercules Incorporated.
(d)	Distribution’s gross profit as a percentage of sales for 2009 and 2008 include a LIFO quantity credit of $15 million and $16 million, respectively. There was no LIFO quantity credit for 2007.

As previously discussed, Ashland’s financial performance during 2009 has been severely impacted by significantly declining demand, a direct result of the continued weakness in the global economy, especially within the North American and European transportation and construction industries.  Volume levels were down across all businesses, including operations acquired from Hercules on November 13, 2008, decreasing anywhere from 6% to 22% versus 2008.  Despite this pressure Ashland has been implementing pricing improvements and has aggressively reduced excess capacity to match current market demands, which has more than offset the effects of the declining volume, as average selling prices are generally higher versus a year ago.  This coupled with significant reductions in selling, general and administrative expenses from the cost-structure efficiency programs previously described further improved operating income during 2009.

During 2008, Ashland’s financial performance was also hindered by modest declining demand and significant raw material cost increases due to instability in raw material markets as compared to 2007.  This economic environment created significant downward pressure on the gross profit margin of each business segment, particularly within the Performance Materials, Valvoline and Water Technologies businesses during 2008.  Overall volume results during 2008 for the businesses were mixed, with Water Technologies and Valvoline reporting slight increases compared to 2007 while Distribution declined and Performance Materials’ levels were unchanged.

Functional Ingredients

Functional Ingredients is one of the world’s largest producers of cellulose ethers and pale wood rosin derivatives.  It provides specialty additives and functional ingredients that manage the physical properties of aqueous (water-based) and nonaqueous systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

Functional Ingredients reported operating income of $36 million for 2009 since Ashland’s acquisition of Hercules on November 13, 2008.  During 2009, this business incurred several significant charges that included:  a $30 million inventory fair value adjustment and a $5 million charge for purchased in-process research and development, both associated with the Hercules acquisition, as well as a severance charge of $10 million.  Revenues reported were $812 million and included a significant one-time sales transaction to an oilfield chemical supplier in the amount of $17 million, which represented 2% of revenues and 5% of volume for 2009.  Sales per shipping day for 2009 was $3.7 million and metric tons sold was 154.1 thousand.  Gross profit margin of 26.7% was negatively impacted by 4.3 points due to the significant one-time sales transaction and acquisition-related inventory charge described above.  Selling, general and administrative expenses incurred during 2009 were $152 million, which included the severance charge of $10 million previously mentioned, and represented 19% of revenues.  Research and development expenses were $30 million, which included the $5 million nonrecurring charge for purchased in-process research and development.

Water Technologies

Water Technologies is a leading global producer of papermaking chemicals and a leading specialty chemicals supplier to the pulp, paper, commercial and institutional, food and beverage, chemical, mining and municipal markets.  Its process, water treatment and functional chemistries are used to improve operational efficiencies, enhance product quality, protect plant assets, and ensure environmental compliance.

In August 2009 Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J.F. Lehman & Co. in a transaction valued pretax at approximately $120 million before tax, which was subsequently reduced by $4 million after giving affect to post-closing adjustments related to working capital.  The Drew Marine business, with annual revenues of approximately $140 million a year, has approximately 325 employees, 28 offices and 98 stocking locations in 47 countries.  The transaction resulted in a pretax gain of $56 million, which is included in the net gain (loss) on divestitures caption of the Statement of Consolidated Income.  As part of this sale arrangement Ashland has agreed to continue to manufacture certain products on behalf of Drew Marine.

2009 compared to 2008

Water Technologies reported operating income of $78 million for 2009 compared to $10 million reported during 2008.  Significant volume declines related to the global economic downturn were more than offset by reductions within selling, general and administrative expenses, reductions to costs of goods, improved product mix and pricing, and the addition of the former Hercules Paper Technologies and Ventures business from the Hercules acquisition.  Current year results also included several charges related to this acquisition that included:  a $7 million inventory fair value adjustment recorded within the cost of sales caption, a $5 million charge for purchased in-process research and development recorded within the research and development expense caption and a severance charge of $4 million recorded within the selling, general and administrative caption.  Revenues increased 85% to $1,652 million compared to $893 million, a direct result of the Hercules acquisition, which contributed revenues of $919 million.  This increase in revenue was partially offset by a $126 million, or 14%, decline in volume and a $63 million, or 7%, decline attributable to foreign currency, while improved pricing and mix contributed an additional $29 million, or 3%, as compared to 2008.

Gross profit margin decreased 2.8 percentage points to 33.9% for 2009, partially due to the $7 million of previously mentioned acquisition-related inventory charges to cost of sales as well as inclusion of the former Hercules Paper Technologies and Ventures business, which has historically been a lower gross profit business as compared to the legacy Ashland business.  The acquired Hercules business contributed $257 million to gross profit while price increases and mix improvements that reduced cost of goods sold, contributed an additional $47 million to gross profit.  Other items affecting the gross profit margin included a $45 million decrease in volume and a $28 million decrease attributable to foreign currency.  Overall raw material inflation was experienced early in 2009, with sequential moderation through the rest of the year; however, this was more than offset by successfully negotiated full service and municipal contracts that recaptured the increased raw material costs during the period.  Selling, general and administrative expenses increased $138 million during 2009, as the $216 million increase from the acquired operations of Hercules was partially offset by a $43 million reduction in selling expense, principally related to operational cost savings from restructuring the business subsequent to the Hercules acquisition, and a $19 million reduction attributable to foreign currency.  Research and development expenses increased $25 million during 2009, primarily due to a $26 million increase from the acquired operations of Hercules, which included the $5 million acquisition-related charge for purchased in-process research and development.

2008 compared to 2007

Water Technologies reported operating income of $10 million during 2008, a 38% decrease compared to $16 million reported during 2007, as lower gross profit margin and increased selling, general and administrative costs were the primary factors in this decline.  Revenues increased 9% to $893 million compared to $818 million during 2007, primarily due to increases of approximately $64 million, or 8%, and $61 million, or 7%, in currency exchange and volume, respectively.  These increases were partially offset by an $8 million, or 1%, decrease in price and a $42 million, or 5%, decrease as a result of the reporting lag recorded in 2007.

Gross profit margin decreased 2.5 percentage points to 36.7%.  Despite this decrease, gross profit increased $6 million from 2007 as currency exchange and volume contributed increases of $24 million and $22 million, respectively, to gross profit.  These increases in gross profit were offset by cost increases in raw materials and services of $25 million as well as a $15 million decrease related to the reporting lag recorded during 2007.  Selling, general and administrative expenses increased $5 million during 2008 primarily due to a $20 million increase in currency exchange and a $12 million decrease from costs associated with the reporting lag recorded during 2007.  Research and development expenses increased $7 million during 2008.

Performance Materials

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.

2009 compared to 2008

Performance Materials reported operating income of $1 million for 2009, a 98% decrease from the $52 million reported during 2008.  Significant volume declines during 2009, primarily due to the global economic downturn, were partially offset by lower selling, general and administrative expenses.  Revenues decreased 32% to $1,106 million compared to $1,621 million in 2008.  Decreases in volume of $463 million, or 29%, primarily due to significant weakness within the transportation, construction, packaging and converting and metal casting markets, currency exchange of $83 million, or 5%, and price declines of $51 million, or 3%, were the primary factors in the decrease in revenue.  These decreases were partially offset by revenues from the acquisition of Air Products which contributed $82 million, or 5%, to 2009 revenues.  Excluding the effect of Air Products for 2009, revenue decreased 37%.

Gross profit margin during 2009 remained unchanged at 17.0%.  Pounds sold per shipping day decreased 20% to 3.9 million during 2009, which caused a $140 million decrease in gross profit, while the effect of foreign currency decreased gross profit by $16 million.  However, disciplined price management and aggressive reductions in manufacturing costs from excess capacity mitigated the gross profit margin decline from lost volume as price increases coupled with raw material cost decreases added $55 million to gross profit, which included a $14 million charge for plant closure costs.  The acquisition of Air Products contributed $13 million to gross profit.  Selling, general and administrative expenses decreased $38 million, or 18%, during 2009 as compared to 2008, primarily due to a $20 million decrease related to headcount and other cost reduction programs and a $17 million decline in reduced corporate allocations.  These decreases were partially offset by increased severance charges of $1 million during 2009 compared to 2008.  Research and development expenses declined $6 million during 2009 compared to 2008, which was also primarily related to headcount reductions and cost saving initiatives.  Equity and other income decreased $7 million during 2009 compared to 2008, primarily due to reduced equity income from various joint ventures impacted by the current global economic environment as well as a $3 million charge from a joint venture that closed a manufacturing facility.

2008 compared to 2007

Performance Materials reported operating income of $52 million during 2008, a 42% decrease from the $89 million reported during 2007.  Revenues increased 3% to $1,621 million compared to $1,580 million during the prior period.  Increases in currency exchange of $88 million, or 6%, and price of $45 million, or 3%, were the primary factors in the increase in revenue.  In addition, the acquisition of Air Products in June 2008 contributed $34 million to 2008 revenues.  These increases in revenue were partially offset by volume and product mix decreases of $70 million, or 4%, primarily as a result of weakness in the North American markets for the Composites and Adhesives business unit, and a $56 million decrease related to the reporting lag elimination recorded during 2007.  The decrease in volume and product mix caused operating income to decline by $30 million.

Gross profit margin during 2008 decreased 3.5 percentage points to 17.0% primarily due to raw material cost increases of $69 million.  These raw material cost increases were not fully offset by price increases during 2008, causing gross profit and operating income to decline by $24 million.  The decreases in gross profit related to price, volume and product mix were partially offset by an increase from currency exchange of $16 million.  Selling, general and administrative expenses increased $8 million during 2008 as an increase of $10 million and $8 million related to corporate allocations and currency exchange, respectively, was partially offset by a $7 million decrease in costs recorded from the reporting lag recorded during 2007.  Research and development expenses decreased $4 million during 2008.  Equity and other income increased $5 million during 2008 compared to 2007, primarily due to a $6 million increase in equity income associated with joint ventures.

Consumer Markets

Consumer Markets, which includes the Valvoline® family of products and services, is a leading innovator, marketer and supplier of high-performing automotive lubricants, chemicals and appearance products.  Valvoline, the world’s first lubricating oil, is the number three passenger car motor oil brand, and Valvoline Instant Oil Change represents the number two quick-lube franchise in the United States.

2009 compared to 2008

Consumer Markets reported record operating income of $252 million for 2009, a 204% increase compared to $83 million reported during 2008.  Profit margin improvement was the primary factor in Consumer Markets’ record performance as well as successful implementation of various cost saving initiatives within operations and selling, general and administrative costs.  Revenues decreased 1% to $1,650 million compared to $1,662 million in 2008.  Increased pricing of $112 million, or 7%, and a favorable change in product mix of more premium lubricants sold during 2009 of $22 million, or 1%, partially offset volume declines in revenue of $92 million, or 6%, as lubricant volume decreased to 158.8 million gallons during 2009.  Foreign currency declines also reduced revenue by an additional $54 million, or 3%, as compared to 2008.

Gross profit margin during 2009 increased 9.0 percentage points to 32.0%.  The combination of price increases that began in fiscal 2008, lower raw material costs and cost saving initiatives positively impacted results causing an increase in gross profit of $170 million.  This increase in gross profit was offset by net volume and mix decreases reducing gross profit by $7 million and foreign currency declines of $16 million compared to 2008.  Selling, general and administrative expenses decreased $18 million, or 6%, during 2009 primarily due to currency exchange decreases of $11 million and reduced travel, entertainment and other expenses of $13 million.  Research and development expenses remained unchanged during 2009 compared to 2008.  Equity and other income increased by $4 million during 2009, primarily due to increases in equity income from various joint ventures.

2008 compared to 2007

Consumer Markets reported operating income of $83 million during 2008, a 3% decrease compared to $86 million reported during 2007.  Revenues increased 9% to $1,662 million during 2008 compared to $1,525 million in 2007.  Increases in pricing of $76 million, or 5%, and currency exchange of $40 million, or 3%, contributed to the revenue growth.  In addition, revenue related to volume increased $49 million as lubricant volume increased 1% to 169.2 million gallons during 2008 compared to 2007, which resulted in an increase in gross profit and operating income of $14 million.  A change in the product mix sold during 2008 reduced revenue by $28 million compared to 2007.

Gross profit margin during 2008 decreased 1.8 percentage points to 23.0%.  Despite this decrease, gross profit increased $4 million from the prior period as currency exchange contributed an increase of $11 million while price increases did not fully offset increases in raw material costs, causing a net $14 million decline in gross profit and operating income.  The remaining difference was due to fluctuations within product mix, which caused gross profit and operating income to decline by $7 million.  Selling, general and administrative expenses increased $7 million during the current period primarily due to currency exchange increases of $8 million.

Distribution

Distribution is a leading plastics and chemicals distributor in North America. It distributes chemicals, plastics and composite raw materials in North America, as well as plastics in Europe and China.  Ashland Distribution also provides environmental services in North America, including hazardous and nonhazardous waste collection, recovery, recycling and disposal services.

2009 compared to 2008

Distribution reported operating income of $52 million for 2009, a 2% increase compared to $51 million for 2008 as significant declines in volume, primarily due to the weakness in North American industrial output, was offset by an improved gross margin and successful cost savings initiatives within selling, general and administrative expenses, which included some restructuring of excess capacity.  Revenues decreased 31% to $3,020 million compared to $4,374 million in 2008 primarily as a result of volume declines.  Pounds sold per shipping day decreased 22% to 14.7 million compared to 18.8 million in 2008, causing a $962 million decline in revenues.  Decreases in foreign currency of $92 million, or 2%, and price of $300 million, or 7%, contributed to the overall revenues decline as price increase announcements with customers during 2009 have been met with limited success.

Gross profit margin during 2009 increased 2.2 percentage points to 10.0% and benefited from a favorable $15 million quantity LIFO adjustment.  Raw material price decreases resulted in a favorable contribution of $78 million to gross profit, which includes the favorable quantity LIFO adjustment.  This increase was offset by a $109 million decrease in gross profit due to volume declines and a $7 million decrease in currency exchange compared to 2008.  Selling, general and administrative expenses decreased $39 million, or 13%, during 2009 as compared to 2008, with decreases in corporate allocations of $15 million, incentive compensation and salaries of $16 million, travel and entertainment of $6 million and currency exchange of $7 million as the primary factors.  These decreases were partially offset by severance charges of $4 million incurred during 2009.

2008 compared to 2007

Distribution reported operating income of $51 million during 2008, a 24% increase from the $41 million reported during 2007.  Revenues increased 9% to $4,374 million compared to $4,031 million in the prior period.  Price increases, primarily in certain chemicals and plastics, were the primary factor in revenue growth causing a $446 million, or 11%, increase with currency exchange increases adding an additional $97 million, or 2%.  These increases during 2008 were offset by a $154 million decrease in volume, as pounds sold per shipping day decreased 4% to 18.8 million compared to 19.6 million in 2007, causing a decline in the gross profit and operating income of $13 million.  The reporting lag recorded during 2007 resulted in an additional $46 million decrease in revenue.

Gross profit margin during the current period decreased 0.1 percentage point to 7.8% and benefited from a favorable LIFO quantity credit of $16 million.  Despite this decline, gross profit increased $22 million compared to 2007 as price increases offset raw material cost increases, contributing $34 million to gross profit and operating income.  Selling, general and administrative expenses increased $12 million, or 4%, during 2008 primarily due to increased charges for incentive compensation of $11 million.

Unallocated and other

Unallocated and other costs were $29 million for 2009 compared to income of $17 million for 2008 and costs of $16 million in 2007.  During 2009, Ashland began fully allocating significant actual corporate costs as opposed to budgeted expenditures which was utilized in prior periods, except for certain significant company-wide restructuring activities, such as the current restructuring plan related to the Hercules acquisition described in Note D of Notes to Consolidated Financial Statements, and other costs or adjustments that relate to former businesses that Ashland no longer operates.  Cost components for 2009 consisted of $31 million for severance and plant closure charges associated with the ongoing integration and reorganization of the Hercules acquisition and $3 million in due diligence costs associated with investment opportunities and other charges, which were partially offset by a currency gain on an intercompany loan of $5 million.

Income components for 2008 included lower incentive compensation and direct support costs that were not reallocated back to the businesses that was partially offset by an $8 million charge for costs associated with Ashland’s joint venture with Cargill to manufacture bio-based propylene glycol, which had been suspended due to persistently high glycerin input costs and other costs related to growth opportunities.  In addition to the ongoing costs that typically occur each year related to formerly owned businesses, 2008 included an $11 million adjustment from favorable experiences related to Ashland’s self-insurance program.

Fiscal 2007 included $9 million of income from reduced corporate expenditures and other costs as well as a $25 million charge for costs associated with Ashland’s voluntary severance offer.  Ashland’s voluntary severance offer was initiated as a result of the APAC divestiture in August 2006.  As a result of the divestiture, it was determined that certain identified corporate costs that had previously been allocated to that business needed to be eliminated to maintain Ashland’s overall competitiveness.  As a means to eliminate those costs, Ashland offered an enhanced early retirement or voluntary severance opportunity to administrative and corporate employees during fiscal 2007.  In total, Ashland accepted voluntary severance offers from 172 employees under the program.  As a result, a $25 million charge was recorded for severance, pension and other postretirement benefit costs during fiscal 2007.  The termination dates for employees participating in the program were completed and paid in fiscal 2008.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows.

(In millions)	2009	2008	2007
Cash (used) provided by:
Operating activities from continuing operations	$1,027	$478	$189
Investing activities from continuing operations	(2,115)	(418)	(6)
Financing activities from continuing operations	573	(70)	(1,016)
Discontinued operations	(2)	(8)	(95)
Effect of currency exchange rate changes on cash and cash equivalents	(17)	7	5
Net decrease in cash and cash equivalents	$(534)	$(11)	$(923)

Operating activities

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to $1,027 million in 2009, $478 million in 2008 and $189 million in 2007.  The increased cash generated during 2009 primarily reflects a cash improvement in operating assets and liabilities as compared to 2008 and 2007, primarily attributable to changes within accounts receivable, inventory and trade and other payables as a result of Ashland’s increased focus on working capital management throughout the company.  These elements of working capital generated $344 million of cash inflow during 2009 compared to a cash inflow of $193 million in 2008 and a cash outflow of $234 million in 2007.

Net income of $71 million for 2009 included a noncash adjustment for depreciation and amortization of $329 million as well as significant charges from the Hercules acquisition and other items that did not occur in 2008 and 2007, including an inventory fair value adjustment and purchased in-process research and development amortization of $37 million and $10 million, respectively, debt issuance cost amortization of $52 million, a currency swap loss of $54 million and a $32 million loss on auction rate securities.  These significant charges were offset by the gain associated with the Drew Marine sale of $56 million.  Operating cash flows for 2008 and 2007 included net income of $167 million and $230 million, respectively, and a noncash adjustment of $145 million and $133 million, respectively, for depreciation and amortization.  The increase in depreciation and amortization expense as compared to 2009 relates to the additional depreciation and amortization associated with the valuation of the acquired Hercules operations and other acquisition related amortization.  The depreciation and amortization from these assets will be included in operations on an ongoing basis through the remainder of their useful lives as determined and as part of the purchase accounting fair value estimates discussed in Note B of the Notes to Consolidated Financial Statements.

Ashland contributed $47 million to its qualified pension plans in 2009, compared with $25 million in 2008 and $58 million in 2007 and paid income taxes of $49 million during 2009, compared to $53 million in 2008 and $25 million in 2007.  Cash receipts for interest income were $21 million in 2009, $40 million in 2008 and $59 million in 2007, while cash payments for interest expense amounted to $198 million in 2009, $10 million in 2008 and $10 million in 2007.  Cash flows from discontinued operations, consisting primarily of cash flows from APAC, amounted to a cash outflow of $2 million in 2009, $8 million in 2008 and $95 million in 2007.

Investing activities

Cash used in investing activities was $2,115 million for 2009 as compared to $418 million and $6 million used by investing activities in 2008 and 2007, respectively.  The significant cash investing activities for 2009 included cash outflows of $2,080 million for the purchase of Hercules’ operations in November 2008, $95 million for the settlement of currency interest rate swap hedges related to the acquisition and $174 million for capital expenditures.  These significant cash investing activities were offset by sales of auction rate securities during 2009 resulting in cash proceeds of $73 million and proceeds from the FiberVisions and Drew Marine sales of $114 million.  Significant cash investing activities for 2008 included net purchases of available-for-sale securities of $120 million, $205 million for capital expenditures and $129 million for purchased operations offset by cash proceeds of $26 million associated with the MAP Transaction.  Significant cash investing activities for 2007 included $154 million for capital expenditures and $75 million for the Northwest Coatings acquisition offset by $196 million in cash inflow from available-for-sale securities.

Financing activities

Cash provided by financing activities was $573 million for 2009 as compared to a $70 million and a $1,016 million cash usage for financing activities in 2008 and 2007, respectively.  Significant cash financing activities for 2009 included cash inflows of $2,628 million associated with short-term and long-term financing secured with Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders for the acquisition of Hercules, including the subsequent 9.125% Senior Notes due 2017 issued in May 2009 for which the proceeds were used to extinguish the bridge loan facility under the interim credit agreement discussed further in Note I of the Notes to Consolidated Financial Statements.  This cash inflow for 2009 was partially offset by cash used for the extinguishment of certain debt instruments that Hercules held as of the closing date of the acquisition, the extinguishment of the bridge loan facility, previously discussed, and other debt prepayments made subsequent to the Hercules acquisition that totaled $1,881 million.  In addition, $162 million in debt issue costs were paid in connection with securing the financing for the Hercules acquisition and the subsequent 9.125% Senior Notes due 2017 issued to replace the bridge loan facility.  In total, as a result of Ashland’s focus and efficient execution on cash generation and savings opportunities, Ashland was able to reduce debt by approximately $1 billion of the debt associated with the financing of the Hercules acquisition during 2009.

Cash dividends paid during 2009 were $.30 per common share and totaled $22 million, a $47 million reduction as compared to 2008 as a result of the reduction in the $1.10 per common share dividend paid during 2008 and 2007.  Fiscal 2007 included a significant cash outflow of $743 million for cash dividends paid and $288 million for repurchase of common stock which are both discussed further in the “Capital resources” discussion.

Cash flow metrics

At September 30, 2009, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $960 million, compared to $1,817 million at the end of 2008.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $125 million at September 30, 2009, $200 million at September 30, 2008.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 112% of current liabilities at September 30, 2009, compared to 189% at September 30, 2008.  The decrease in both working capital and liquid assets in 2009 is primarily the result of cash on hand used for the financing of the Hercules acquisition.

The following summary reflects Ashland’s cash, investment securities and debt as of September 30, 2009 and 2008.

	September 30	September 30
(In millions)	2009	2008

Short-term debt	$23	$-
Long-term debt (including current portion)	1,590	66
Total debt	$1,613	$66

Cash and cash equivalents	$352	$886
Auction rate securities	$170	$243

The scheduled aggregate maturities of debt by fiscal year for the next five years are as follows:  $76 million in 2010, $66 million in 2011, $64 million in 2012, $95 million in 2013 and $536 million in 2014.  Total borrowing capacity remaining under the $400 million revolving credit facility was $264 million, after reduction of the facility by $136 million for letters of credit outstanding at September 30, 2009 with an additional $198 million of borrowing capacity available through the accounts receivable securitization facility.  Total short-term debt at September 30, 2009 was $23 million, which primarily related to draws on revolving credit facilities among international operations.  No short-term debt was outstanding at September 30, 2008.

The current portion of long-term debt was $53 million at September 30, 2009 and $21 million at September 30, 2008.  Debt subject to variable interest rates as of September 30, 2009 was $803 million.  A 100-basis point increase or decrease in interest rates at September 30, 2009 would have resulted in an $8 million increase or decrease in interest expense.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their current levels, with all other variables held constant.  Based on Ashland’s current debt structure included in Note I of the Notes to Consolidated Financial Statements and assuming interest rates remain somewhat stable, future interest expense could range from approximately $170 million to $190 million based on applicable fixed and floating interest rates.

As a result of the financing and subsequent debt issued to complete the acquisition of Hercules, Standard & Poor’s and Moody’s Investor Services downgraded Ashland’s corporate credit rating to BB- and Ba2, respectively.

Covenants related to debt agreements

Ashland is now subject to certain restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property and applicable insurance coverage as well as negative covenants that include financial covenant restrictions, these include:  leverage and fixed charge coverage ratios, total net worth and capital expenditure limitations.  The permitted consolidated leverage ratio at any time during any period of four fiscal quarters for Ashland is as follows under the credit facility.

Maximum consolidated leverage ratio
For fiscal quarters ending:
Funding date through September 30, 2009	3.75:1.00
December 31, 2009 through September 30, 2010	3.50:1.00
December 31, 2010 through September 30, 2011	3.00:1.00
December 31, 2011 through September 30, 2012	2.75:1.00
December 31, 2012 and each fiscal quarter thereafter	2.50:1.00

The following describes Ashland’s September 2009 calculation of the consolidated leverage ratio per the senior credit agreement as previously disclosed in a Form 8-K filed on November 21, 2008 and reconciliation of Consolidated EBITDA (as defined by the senior credit agreement, as amended) to net income.  Ashland has included certain non-U.S. GAAP information below to assist in the understanding of various financial debt covenant calculations.

							Covenant
(In millions, except ratios) (a)	Q1'09	Q2'09	Q3'09	Q4'09	Total		ratio
Debt/EBITDA
Consolidated EBITDA	$155	$227	$266	$304	$952
Debt	2,473	2,266	2,021	1,642	1,642
Debt/EBITDA					1.7	x	3.75	x
							max.

Reconciliation of Consolidated EBITDA:
(In millions)	Q1'09	Q2'09	Q3'09	Q4'09
Net (loss) income	$(119)	$48	$50	$93
Key items excluded (b)	82	(1)	3	-
Consolidated interest charges	35	56	64	63
Income taxes (benefit) expense	(1)	9	40	39
Depreciation and amortization	63	93	88	85
Hercules stub-period results (c)	34	-	-	-
Other nonrecurring or noncash charges (d)	61	22	21	24
Total consolidated EBITDA	$155	$227	$266	$304

Reconciliation of Debt:
(In millions)	Q1'09	Q2'09	Q3'09	Q4'09
Total debt (long-term and short-term)	$2,468	$2,262	$1,993	$1,613
Defeased debt	(31)	(31)	(13)	(13)
Guarantees (bank and third party)	36	35	41	42
	$2,473	$2,266	$2,021	$1,642

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008, as amended.
(b)	Excludes certain income or costs that have been specifically identified within the senior credit agreement, as amended.
(c)
In accordance with the senior credit agreement, Hercules’ financial results from October 1, 2008 through November 13, 2008, which is the period of time during Ashland’s first quarter that it did not own Hercules, have been included within this calculation.

(d)
Includes certain nonrecurring or noncash transactions, including restructuring and integration charges, defined within the senior credit agreement.  Allowable restructuring and integration charges are capped, per the senior credit agreement, as amended, not to exceed $80 million during the three fiscal year period ending September 30, 2011.  Ashland incurred approximately $65 million of qualifying restructuring and integration expenses in 2009.

The permitted consolidated fixed charge coverage ratio as of the end of any fiscal quarter for Ashland is as follows under Ashland’s senior credit agreement.

Minimum consolidated fixed charge coverage ratio
For fiscal quarters ending:
Funding date through September 30, 2010	1.25:1.00
December 31, 2010 through each fiscal quarter thereafter	1.50:1.00

The following describes Ashland’s September 2009 calculation of the fixed charge coverage ratio per the senior credit agreement included in a Form 8-K filed on November 21, 2008:

(In millions, except ratios) (a)	Q1'09	Q2'09	Q3'09	Q4'09	Total		Covenant ratio
Fixed charge coverage
Consolidated EBITDA	$155	$227	$266	$304	$952
Capital expenditures	57	42	27	67	193
Adjusted interest expense	51	45	45	43	184
Scheduled debt payments	-	17	17	11	45
Adjusted dividend payment	5	5	6	6	22
Fixed charge coverage ratio					3.0	x	1.25	x
							min.

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008, as amended.

Under Ashland’s financing facilities, the minimum consolidated net worth covenant at the end of any fiscal quarter ending after December 31, 2008 must not be less than 85% of Ashland’s consolidated net worth as of December 31, 2008, after giving effect to any purchase accounting adjustments relating to the Hercules acquisition subsequent to December 31, 2008, increased on a cumulative basis for each subsequent quarter commencing with January 1, 2009 by an amount equal to 50% of Ashland’s U.S. GAAP reported net income (to the extent positive with no deduction for net losses) plus 100% of net cash proceeds of any issuance of equity interests (other than disqualified equity interests).  As of September 30, 2009 Ashland’s consolidated net worth covenant was $3,609 million versus the minimum consolidated net worth covenant of $3,155 million, a difference of $454 million.  As outlined above, this difference would be adversely impacted by any future operating losses, impairment (including goodwill, intangible assets and property, plant and equipment), pension remeasurement, severance or other related charges that reduce Ashland’s consolidated net worth.

Ashland projects that cash flows from operations and other available financial resources such as cash on hand and revolving credit should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of each respective financing facility.  These model projections are based on various assumptions that include, but are not limited to:  operational results, working capital cash generation, capital expenditures, pension funding requirements and tax payment and receipts.  Any change in assumptions that would affect these cash flow projections by $100 million would have an approximate .2x effect on the consolidated leverage ratio and a .4x effect on the fixed charge coverage ratio.  Any change in debt of $100 million would affect the consolidated leverage ratio by approximately .1x.

Ashland is committed to fulfilling its debt obligations under the credit agreement.  If an Event of Default (as defined in the senior credit agreement) were to occur and continue, the lenders under the credit agreement would have the right to declare the unpaid principal, interest and fees immediately due and payable.  Ashland would also be required to cash collateralize any letter of credit obligations outstanding and the bank could exercise any other rights granted to them within the senior credit agreement.  If this were to occur, Ashland would seek to amend the agreement.  There is no guaranty that the lenders would grant this amendment.  As of September 30, 2009, Ashland is in compliance with all covenants imposed by Ashland’s credit facilities.

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

During the first quarter of 2009, Ashland liquidated $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million, which was the recorded book value of this instrument.  As a result of this sale, as well as Ashland’s current debt structure following the Hercules acquisition and the ongoing impact from the current global economic downturn, Ashland determined in the first quarter of 2009 that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million unrealized loss as a permanent realized loss in the other expenses caption of the Consolidated Statement of Income.  A full valuation allowance was established for this tax benefit at December 31, 2008 because for tax purposes Ashland did not have capital gains to offset this capital loss.

During 2009, Ashland sold $83 million (par value) auction rate securities for $73 million in cash proceeds which approximated book value.  In addition, during 2009, Ashland signed an agreement with UBS Financial Services, Inc. agreeing to sell a $5 million (par value) auction rate instrument at its par value on or before June 30, 2010.  As a result, Ashland recorded a minimal unrealized gain associated with this settlement.

Ashland’s current estimate of fair value for auction rate securities is based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.  Any 25 basis point change in the discount rate or three month adjustment in the duration assumptions would impact the internal valuation model by approximately $1 million and $2 million, respectively.  At September 30, 2009 and 2008, auction rate securities carrying value totaled $170 million (par value of $192 million), and $243 million (par value of $275 million) and were classified as noncurrent assets in the Condensed Consolidated Balance Sheet.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, Ashland has classified these instruments as long-term auction rate securities at September 30, 2009 and 2008 in Ashland’s Condensed Consolidated Balance Sheet.

Capital resources

During 2009, Ashland increased total debt by $1,547 million to $1,613 million and stockholders’ equity increased by $382 million to $3,584 million.  The increase in debt was a result of the $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders for the acquisition of Hercules, originally consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan, which was subsequently extinguished in May 2009 upon the issuance of the $650 million 9.125% Senior Notes due 2017.  The total debt drawn upon the closing of the completed merger was $2,300 million which included amounts used to fund the $594 million extinguishment of certain debt instruments that Hercules held as of the closing date.  The remaining Hercules debt assumed as part of the acquisition was fair valued at $205 million as of the closing date.

The increase in stockholders’ equity was primarily due to the following:  $450 million for the issuance of common shares for the acquisition of Hercules, $38 million from issuance of common shares under employee savings, stock incentive and other plans, and net income of $71 million.  These increases were partially offset by regular cash dividends of $22 million and other comprehensive losses of $153 million, primarily related to pension losses.  Debt as a percent of capital employed was 31.0% at September 30, 2009 compared to 2.0% at September 30, 2008.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits, which can be increased by any qualifying carryover from prior years:  $300 million in fiscal year 2009, $250 million in fiscal year 2010, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.  In accordance with the senior credit agreement, 50% of any capital expenditure amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.  During 2009, Ashland’s total capital expenditures per the senior credit agreement, totaled $193 million, which was more than $100 million below the required covenant and $127 million below the combined actual capital expenditures of $320 million for the twelve months ended September 30, 2008 for both companies.  In accordance with the senior credit agreement, an additional $53 million will be added to the $250 million minimum requirement for 2010 to arrive at the total capital expenditure covenant.  During 2009, Ashland recorded $174 million for capital expenditures.  Prior to Ashland’s acquisition of Hercules on November 13, 2008, the Hercules businesses incurred capital expenditures of $19 million from October 1 through November 13, 2008 which, in accordance with the senior credit agreement, are included in the covenant calculation for fiscal year 2009.  Ashland is currently forecasting $200 million of capital expenditures for fiscal 2010.

Property, plant and equipment additions averaged $178 million during the last three years and are summarized in Note Q of the Notes to Consolidated Financial Statements.  During 2009, Ashland used $2,080 million in capital to obtain Hercules’ Aqualon and Paper Technologies and Ventures businesses.  During 2008 and 2007, Ashland used capital to acquire several businesses within Performance Materials, including Air Products in 2008 and Northwest Coatings in 2007.

A summary of the capital employed in Ashland’s current operations as of the end of the last three years follows.

(In millions)	2009	2008	2007
Capital employed
Functional Ingredients	$2,684	$-	$-
Water Technologies	1,663	333	359
Performance Materials	750	795	682
Consumer Markets	588	485	501
Distribution	374	521	672

During 2009, the Board of Directors of Ashland decreased the quarterly cash dividend to 7.5 cents per share.  This dividend was a reduction from the 27.5 cents per share paid quarterly during 2008 and 2007.  In total, Ashland’s annual cash outflow for dividends decreased by $47 million compared to 2008 and 2007.  In conjunction with Ashland’s new debt facilities, Ashland is now subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, although Ashland does not anticipate that will occur.

Ashland did not repurchase any shares during 2009 or 2008, but did repurchase 4.7 million shares for $288 million during 2007.  The stock repurchase actions during 2007 were consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.  As part of the completed merger to acquire all of the outstanding shares of Hercules in November 2008, Ashland issued 10.5 million shares.  See Note B of the Notes to Consolidated Financial Statements for additional details regarding the acquisition.  At September 30, 2009 and 2008, 9.8 million and 8.4 million common shares, respectively, were reserved for issuance under stock incentive and deferred compensation plans.

On September 14, 2006, Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to the Ashland shareholders as a one-time special dividend.  Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million.  This amount was accrued as dividends payable in the Consolidated Balance Sheet at September 30, 2006 and was subsequently paid during 2007.  Substantially all of the remaining proceeds were directed to be used to repurchase Ashland Common Stock in accordance with the terms authorized by Ashland’s Board of Directors.  See Note M of Notes to Consolidated Financial Statements for a description of Ashland’s share repurchase programs.

Contractual obligations and other commitments

The following table aggregates Ashland’s obligations and commitments, which includes the former Hercules businesses, to make future payments under existing contracts at September 30, 2009.  Contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable have been excluded.

(In millions)	Total	2010	2011- 2012	2013- 2014	Later Years
Contractual obligations
Raw material and service contract purchase obligations (a)	$2,661	$634	$1,356	$671	$-
Employee benefit obligations (b)	571	174	86	87	224
Operating lease obligations (c)	305	67	108	71	59
Debt (d)	1,613	76	130	631	776
Unrecognized tax benefits (e)	125	-	-	-	125
Total contractual obligations	$5,275	$951	$1,680	$1,460	$1,184

Other commitments
Letters of credit (f)	$136	$136	$-	$-	$-

(a)	Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2009, as well as projected benefit payments through 2019 under Ashland’s unfunded pension and other postretirement benefit plans.  See Note O of Notes to Consolidated Financial Statements for additional information.

(c)
Includes leases for office buildings, retail outlets, transportation equipment, warehouses and storage facilities and other equipment.  For further information, see Note K of Notes to Consolidated Financial Statements.

(d)
Excludes expected interest charges due to the inherent limitations in projecting future variable interest rates and unscheduled debt prepayments.  Capitalized lease obligations are not significant and are included in debt.  For further information, see Note I of Notes to Consolidated Financial Statements.

(e)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits, including interest and penalties.  Therefore, these amounts were principally included in the “Later Years” column.

(f)	Ashland issues various types of letters of credit as part of its normal course of business. For further information, see Note I of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

As part of its normal course of business, Ashland is a party to various financial guarantees and other commitments.  These arrangements involve elements of performance and credit risk that are not included in the consolidated balance sheets.  The possibility that Ashland would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Ashland is unable to predict.  Ashland has reserved the approximate fair value of these guarantees in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncement and its impact on Ashland, see Note A of Notes to Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and associated receivables for asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.

Long-lived assets

Tangible assets

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated principally over 25 to 35 years and machinery and equipment principally over 4 to 15 years.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).  Asset impairment charges are included within the selling, general and administrative expense caption of the Statements of Consolidated Income and were $3 million in 2009, $2 million in 2008 and $15 million in 2007.  Asset impairment charges for 2009 exclusively relate to corporate aircraft that were moved to assets held for sale upon the shutdown of the corporate aviation department during the year.  Asset impairment charges for 2007 include an $11 million charge related to PathGuard® pathogen control equipment.  As a result of Water Technologies’ decision to withdraw from this market during 2007, these assets were written down to the approximate fair value of comparable assets.  Total depreciation expense on property, plant and equipment for 2009, 2008 and 2007 was $261 million, $134 million and $122 million, respectively.  Included in depreciation expense for 2009 was $17 million in accelerated depreciation related to the closure of plant facilities included within the cost of sales and operating expenses caption of the Statements of Consolidated Income.  Capitalized interest for 2009 was $3 million and was not significant for 2008 and 2007.

Intangible assets

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined its reporting units for allocation of goodwill include the Functional Ingredients, Water Technologies, Performance Materials, Consumer Markets and Distribution reportable segments.  Within the Performance Materials reportable segment, because further discrete financial information is provided and management regularly reviews this information, this reportable segment is further broken down into the Casting Solutions and Composites and Adhesives reporting units.

When externally quoted market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units.  Historically, Ashland has used a market multiples valuation technique.  Fair values were based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of industry peer group companies for each of these reporting units and, as deemed necessary, a discounted cash flow model.  Based upon recent market conditions, Ashland determined during 2008 that a discounted cash flow model was a more representative valuation model to currently determine a business’ fair value.  Discounted cash flow models are highly reliant on various assumptions.  Significant assumptions Ashland utilized in these models included:  projected business results and future industry direction, long-term growth factors (ranging from 4% to 5%) and Ashland’s weighted-average cost of capital, which was determined to be 10.5%.  Ashland uses assumptions that it deems to be conservative estimates of likely future events and compares the total fair values of each reporting unit to Ashland’s market capitalization, and implied control premium, to determine if the fair values are reasonable compared to external market indicators.  Subsequent changes in these key assumptions could affect the results of future goodwill impairment reviews.

In conjunction with the July 1 annual assessment of goodwill, Ashland’s valuation techniques did not indicate any impairment.  However, the estimated fair values of Functional Ingredients and Water Technologies reporting units did indicate results that were close to their carrying values, although Ashland believes that this result is reasonable given all or a significant portion of these reporting units were purchased in 2009.  A negative 1% change in either the long-term growth factor or weighted-average cost of capital assumptions for these two reporting units would have resulted in a fair value at, or slightly below, Ashland’s current carrying value of these reporting units.  For the remaining reporting units, the estimated fair values exceeded the carrying value of these reporting units by a significant amount.

Ashland did compare and assess the total fair values of the reporting units to Ashland’s market capitalization at September 30, 2009, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators.  While Ashland’s current market capitalization total was slightly below its current carrying value, the discounted cash flow models for each reporting unit summed together exceeded Ashland’s carrying value by approximately 25% as of Ashland’s annual impairment testing date.  Ashland believes its use of significant assumptions within its valuation models are reasonable estimates of likely future events.  Because the fair value results for each reporting unit did not indicate a potential impairment existed, Ashland did not recognize any goodwill impairment during 2009, 2008 and 2007.

Ashland’s assessment of an impairment charge on any of these assets classified currently as having indefinite lives, including goodwill, could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: divestiture decision, negative change in Ashland’s weighted-average cost of capital rates, growth rates or other assumptions, continued economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.  Significant future charges for impairments could impact Ashland’s ability to comply with the minimum consolidated net worth covenant, which is disclosed further in Note I of Notes to Consolidated Financial Statements.

As of September 30, 2009, Ashland recorded goodwill of approximately $1,806 million in connection with the purchase of Hercules in November 2008.  Functional Ingredients recorded $1,030 million of goodwill and Water Technologies recorded $515 million of goodwill associated with the transaction.  In connection with the goodwill associated with this acquisition, Ashland determined that a certain amount of the goodwill should be allocated to all reporting units because each reporting unit will benefit from synergies related to the acquisition that will increase these businesses’ overall reported profitability.  Ashland calculated the increased value each reporting unit is expected to receive from the estimated synergy savings in determining the appropriate amount of goodwill to allocate for this transaction, which totaled the following:  $97 million for Performance Materials, $85 million for Consumer Markets and $79 million for Distribution.

Employee benefit obligations

Ashland and its subsidiaries sponsor contributory and noncontributory qualified and non-qualified defined benefit pension plans that cover a majority of employees in the United States and in a number of other countries.  Benefits under these plans generally are based on employees’ years of service and compensation during those years of service.  In addition, the companies also sponsor unfunded postretirement benefit plans, which provide health care and life insurance benefits for eligible employees who retire or are disabled.  Retiree contributions to Ashland’s health care plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance.  Life insurance plans generally are noncontributory.  For further information, see Note O of Notes to Consolidated Financial Statements.

During 2009, in conjunction with the purchase of Hercules, Ashland assumed $207 million and $109 million of net liabilities associated with qualified and non-qualified defined benefit pension plans and postretirement plans, respectively.  The assumed Hercules pension plan had a projected benefit obligation of $1,521 million as of the acquisition date.

Certain key assumptions are used to measure the plan obligations of company-sponsored defined benefit pension plans and postretirement benefit plans.  Ashland’s pension and other postretirement obligations and annual expense calculations are based on a number of key assumptions including the discount rate at which obligations can be effectively settled, the anticipated rate of compensation increase, the expected long-term rate of return on plan assets and certain employee-related factors, such as turnover, retirement age and mortality.  Because Ashland’s retiree health care plans contain various caps that limit Ashland’s contributions and because medical inflation is expected to continue at a rate in excess of these caps, the health care cost trend rate has no material impact on Ashland’s postretirement health care benefit costs.  While no such caps exist for the assumed Hercules postretirement plan, the current health care cost trend is not expected to have a material impact on Ashland’s postretirement health care benefit costs.

Ashland developed the discount rate used to determine the present value of its obligations under the U.S. pension and postretirement health and life plans by matching the stream of benefit payments from the plans to the Mercer Pension Discount Yield Curve Spot Rates.  Ashland uses this approach to reflect the specific cash flows of these plans for determining the discount rate.  The discount rate determined as of September 30, 2009 was 5.80% for the U.S. pension plans and 5.46% for the postretirement health and life plans.  Non-U.S. pension plans followed a similar process based on financial markets in those countries where Ashland provides a defined benefit pension plan.  The weighted-average discount rate for Ashland’s U.S. and non-U.S. pension plans combined was 5.82% as of September 30, 2009.

Ashland’s expense under both U.S. and non-U.S. pension plans is determined using the discount rate as of the beginning of the fiscal year, which amounted to a weighted-average rate of 7.81% for 2009, 6.16% for 2008 and 5.66% for 2007.  The rates used for the postretirement health and life plans were 7.78% for 2009, 5.96% for 2008 and 5.64% for 2007.  The 2010 expense for the pension plans will be based on a weighted-average discount rate of 5.82%, while 5.50% will be used for the postretirement health and life plans.

The weighted-average rate of compensation increase assumptions were 3.73% for 2009, 3.74% for 2008 and 3.74% for 2007.  The compensation increase assumptions for the U.S. plans were 3.75% for 2009, 3.75% for 2008 and 3.75% for 2007.  The rate of the compensation increase assumption for the U.S. plans will remain at 3.75% in determining Ashland’s pension costs for 2010.

The weighted-average long-term expected rate of return on assets was assumed to be 7.97% in 2009, 7.62%% in 2008 and 7.58% in 2007.  The long-term expected rate of return on assets for the U.S. plans was assumed to be 8.25% in 2009, 7.75% in 2008 and 7.75% in 2007.  For 2009, the U.S. pension plan assets generated an actual return of 15.9%, compared to a loss of 18.5% in 2008 and an actual return of 15.3% in 2007.  However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances.  Ashland has generated compounded annual investment returns of 7.3% and 5.3% on its U.S. pension plan assets over the last five-year and ten-year periods.  In 2008, 17% of the pension portfolio was shifted from equity investments to alternative assets that historically have had a higher rate of return than equity investments, prompting an increase in the expected return on U.S. plan assets to 8.25% in determining Ashland’s pension costs for 2009.  Ashland estimates total fiscal 2010 pension costs for U.S. and non-U.S. pension plans to be approximately $90 million.

Shown below are the estimated increases in pension and postretirement expense that would have resulted from a one percentage point change in each of the assumptions for each of the last three years.

(In millions)	2009	2008	(a)	2007	(a)
Increase in pension costs from
Decrease in the discount rate	$19	$16		$24
Increase in the salary adjustment rate	9	7		9
Decrease in the expected return on plan assets	23	15		13
Increase in other postretirement costs from
Decrease in the discount rate	3	2		2

(a)   Excludes Hercules pension and other postretirement plans assumed during 2009 as part of its acquisition by Ashland.

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining Ashland’s provision for income taxes and the related assets and liabilities.  The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred.  Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.  Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards.  The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.  In the event that the actual outcome of future tax consequences differs from Ashland’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material affect on the Consolidated Statement of Income and Consolidated Balance Sheet.

As a result of the Hercules acquisition during 2009, significant historical tax positions and structures related to this company have been combined within Ashland.  Some of these previous tax positions and structures from Hercules have required a complete reassessment regarding certain of Ashland’s pre-acquisition tax positions and structures.  As such, material changes in certain tax matters may occur in the future based on deviations from Ashland’s current estimates and assumptions in combining these tax positions and structures.

In June 2006, U.S. GAAP prescribed a new recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Ashland adopted these provisions effective October 1, 2007.  The cumulative effect of adoption resulted in a reduction to the October 1, 2007 opening retained earnings balance of less than $1 million.  For additional information, see Note L.

Asbestos-related litigation

Ashland and Hercules, a wholly owned subsidiary of Ashland, have liabilities from claims alleging personal injury caused by exposure to asbestos.  To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A).  The methodology used by HR&A to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense and claim settlement costs.  The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.  See Note P of Notes to Consolidated Financial Statements for additional information.

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

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.

During the most recent update completed during 2009, it was determined that the reserve adjustment for asbestos claims should be increased by $5 million.  Total reserves for asbestos claims were $543 million at September 30, 2009 compared to $572 million at September 30, 2008.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 62% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 83% have a credit rating of B+ or higher by A. M. Best, as of September 30, 2009.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.

At September 30, 2009, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $422 million (excluding the Hercules receivable for asbestos claims), of which $64 million relates to costs previously paid.  Receivables from insurers amounted to $458 million at September 30, 2008.  During 2009, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update along with potential settlement adjustments caused an additional $8 million net increase in the receivable for probable insurance recoveries.

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

In November 2008, Ashland completed its acquisition of Hercules.  At that time, Hercules’ recorded reserve for asbestos claims was $233 million for indemnity costs.  Hercules’ accounting policy in recording reserves for asbestos claims was to reserve at the lowest level of an estimated range of exposure for indemnity claims, excluding estimates of future litigation defense costs.  Ashland’s accounting policy in recording reserves for asbestos claims is to include amounts for the best estimate of projected indemnity and litigation defense costs, which generally approximates the mid-point of the estimated range of exposure from model results.  As a result, Ashland recorded a $105 million increase to the asbestos reserve for Hercules to include projected defense costs.  To do so, Ashland utilized several internal models that it employs to estimate defense costs associated with asbestos claims.

During 2009, Ashland included the Hercules claims within its annual assessment of these matters, which includes running various non-inflated, non-discounted approximate 50-year models developed with the assistance of HR&A and determining from the range of estimates in the models the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  Based on Ashland’s assessment of the best estimate of the range of exposure from the most recent model results, an additional $156 million increase was recorded, which was accounted for as an adjustment to Hercules’ opening balance sheet because the adjustment related to claims that had been incurred as of the acquisition date.

Total reserves for Hercules asbestos claims were $484 million at September 30, 2009.  Due to the number and diversity of Hercules asbestos claims outstanding as of the acquisition date and how reliant the 50-year models are on the accuracy of the claim data, Ashland’s review of the underlying claim files as part of transitioning to a standardized claims management approach remains in process.  Ashland anticipates this will be finalized during the first part of fiscal 2010.  Once the review of the underlying claim files is completed, a final assessment of the Hercules asbestos claims liability will be determined and any subsequent adjustment to the opening balance sheet will be recorded during 2010 in the period determined.  The amounts recorded as of September 30, 2009 represent Ashland's best estimate of the liability based on the current status of the underlying claim files review.

As of Ashland’s acquisition date of Hercules, all of the cash previously recovered and placed into a trust from the settlements with certain of Hercules’ insurance carriers had been exhausted.  With the addition of estimated defense and indemnity costs, the total Hercules asbestos reserve exceeded the amount needed to obtain reimbursements pursuant to coverage-in-place agreements with certain other insurance carriers.  Accordingly, Ashland initially estimated at the acquisition date the amount of future projected costs that will be reimbursable by such insurance using a similar methodology as performed on the historical Ashland asbestos liability and recorded a $35 million receivable within the noncurrent asbestos insurance receivable caption of the Consolidated Balance Sheet.  Upon completion of the annual update during 2009, the receivable was increased by $84 million reflecting the increase in liability from the updated model incorporated within Ashland’s complete valuation process.  As of September 30, 2009, the receivables from insurers amounted to $118 million.  This estimated receivable exclusively consists of domestic insurers, of which approximately 97% have a credit rating of B+ or higher by A.M. Best, as of September 30, 2009.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has estimated in various current approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $800 million for the Ashland asbestos-related litigation and approximately $800 million for the Hercules asbestos-related litigation (or approximately $1.6 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Environmental remediation

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2009, such locations included 94 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 162 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 160 are being actively remediated.

Ashland’s reserves for environmental remediation and asset retirement obligations amounted to $221 million at September 30, 2009 compared to $149 million at September 30, 2008, of which $169 million at September 30, 2009 and $112 million at September 30, 2008 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.  As a result of the Hercules acquisition on November 13, 2008, Ashland assumed all Hercules’ environmental and asset retirement obligation contingencies.  Hercules’ obligations assumed by Ashland were $100 million, which includes an increase of $22 million for different remediation approaches than previously assumed under Hercules’ valuation models.

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland discounts certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2009 and 2008, Ashland’s recorded receivable for these probable insurance recoveries was $35 million and $40 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $15 million in 2009, $11 million in 2008 and $15 million in 2007.  Environmental remediation expense, net of insurance receivables, was $13 million in 2009, $7 million in 2008 and $7 million in 2007.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites is approximately $375 million, which includes the Hercules sites.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

OUTLOOK

The past year has been extraordinary for Ashland and the global economy.  Ashland has taken aggressive steps throughout the year in realigning and resizing the cost structures of its businesses to match current global demand.  In addition, Ashland integrated the operations and businesses from the Hercules acquisition, which has created a global specialty chemical company with significant scale and strong positions within the markets our products serve.  Through this period of significant global demand deterioration and unprecedented transition within Ashland, the company was able to generate over $1 billion dollars in operating cash flow generation, primarily from the business operations and working capital management.  This cash was principally used to pay down Ashland’s debt that was borrowed during 2009 to finance the Hercules acquisition.

Ashland’s significant business redesign, integration of Hercules and debt reduction during 2009 has significantly changed the company’s operating leverage and repositioned it for enhanced earnings growth moving forward.  With the reduction of $355 million from Ashland’s cost structure, two-thirds of which is permanent, volume recovery within each business should increase margins and profitability above historical levels.  In addition, Ashland now operates a diverse group of businesses with operations in less cyclical but growing markets, such as personal care, pharmaceuticals and water treatment, which should provide stability through economic downturns.  However, it is Ashland’s operations in some of the more cyclical industries, such as transportation and construction, which may provide disproportionate revenue and earnings growth opportunities as these industries recover from the current economic downturn.

Ashland’s cash flow will continue to be a significant focus during 2010.  As a result, Ashland anticipates capital expenditures to remain below historical levels at approximately $200 million.  In November 2009 Ashland contributed $100 million in Ashland Common Stock to the qualified U.S. pension plan, which has reduced Ashland’s expected pension expense and future funding requirements during 2010.  As a result of this contribution, Ashland anticipates that its pension expense will increase only $15 million during 2010, which is based on Ashland’s current accumulated benefit funding status of 83% as of September 30, 2009, giving affect for the $100 million stock contribution.  In addition, Ashland expects its blended interest rate on outstanding debt to average approximately 8.8% in 2010, which is expected to require cash interest payments of approximately $140 million.  While significant cash generation has occurred in the past two years from Ashland’s 3.5 percentage point decrease in trade working capital, Ashland anticipates this level will be maintained or slightly improved during 2010.

During a turbulent and unsettled global economy Ashland has demonstrated its ability to generate improved operating results and strong cash flow, while significantly rescaling the overall company.  Ashland’s current operating leverage and strong cash flow generation performance has positioned it well to capitalize on future periods of increased global demand, which should produce sustained revenue and earnings growth.

EFFECTS OF INFLATION AND CHANGING PRICES

Ashland’s financial statements are prepared on the historical cost method of accounting and, as a result, do not reflect changes in the purchasing power of the U.S. dollar.  Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power.  Ashland’s monetary liabilities currently exceed its monetary assets, leaving it less exposed to the effects of future inflation than in the past, when that relationship was reversed.  However, given the recent consistent stability of inflation in the U.S. in the past several years as well as forward economic outlooks, current inflationary pressures seem moderate.

Certain of the industries in which Ashland operates are capital-intensive, and replacement costs for its plant and equipment generally would exceed their historical costs.  Accordingly, depreciation and amortization expense would be greater if it were based on current replacement costs.  However, because replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive than existing facilities, mitigating at least part of the increased expense.  Ashland uses the LIFO method to value a portion of its inventories to provide a better matching of revenues with current costs.  However, LIFO values such inventories below their replacement costs.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis (MD&A) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The statements include those made with respect to Ashland’s operating performance and Ashland’s acquisition of Hercules.  These expectations are based upon a number of assumptions, including those mentioned within the MD&A.  Performance estimates are also based upon internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, weather and legal proceedings and claims (including environmental and asbestos matters).  These risks and uncertainties may cause actual operating results to differ materially from those stated, projected or implied.  Such risks and uncertainties also include those with respect to Ashland’s strategic transformation, including the risk that the benefits anticipated from the Hercules transaction will not be fully realized; the substantial indebtedness Ashland has incurred to finance the acquisition of Hercules may impair Ashland’s financial condition; the restrictive covenants under the debt instruments may hinder the successful operation of Ashland’s business; and other risks that are described in filings made by Ashland with the Securities and Exchange Commission (SEC).  Although Ashland believes its expectations are based on reasonable assumptions, it cannot assure the expectations reflected herein will be achieved.  This forward-looking information may prove to be inaccurate and actual results may differ significantly from those anticipated if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized or if other unexpected conditions or events occur.  Other factors, uncertainties and risks affecting Ashland are contained in Risks and Uncertainties in Note A to the Notes to Consolidated Financial Statements and in Item 1A of this annual report on Form 10-K.  Ashland undertakes no obligation to subsequently update or revise the forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland regularly uses foreign currency derivative instruments to manage its exposure to certain transactions denominated in foreign currencies.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  At September 30, 2009 and 2008, Ashland had no derivative contracts that qualified for hedge accounting.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2009 does not have significant credit risk on open derivative contracts.  The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments at September 30, 2009 would not significantly affect Ashland’s consolidated financial position, results of operations, cash flows or liquidity.  Ashland did not transact or have open any hedging contracts with respect to commodities or any related raw material requirements for the year ended September 30, 2009.  See Note G of Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

Page
Management’s report on internal control over financial reporting ....................................................................................................................................................................	F-2
Reports of independent registered public accounting firm .................................................................................................................................................................................	F-3
Consolidated Financial Statements:
Statements of Consolidated Income ...	F-5
Consolidated Balance Sheets ...	F-6
Statements of Consolidated Stockholders’ Equity.........................................................................................................................................................................................	F-7
Statements of Consolidated Cash Flows ...	F-8
Notes to Consolidated Financial Statements ..................................................................................................................................................................................................	F-9
Quarterly financial information ................................................................................................................................................................................…..............................................	F-48
Consolidated financial schedule:
Schedule II – Valuation and qualifying accounts ..........................................................................................................................................................................................	F-48
Five-year selected financial information ...	F-49

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation and integrity of the Consolidated Financial Statements and other financial information included in this annual report on Form 10-K.  Such financial statements are prepared in accordance with accounting principles generally accepted in the United States.  Accounting principles are selected and information is reported which, using management’s best judgment and estimates, present fairly Ashland’s consolidated financial position, results of operations and cash flows.  The other financial information in this annual report on Form 10-K is consistent with the Consolidated Financial Statements.

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

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee.  The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function.  The Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls.  The report of Ashland’s Audit Committee can be found in the Company’s 2009 Proxy Statement.

Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2009.  Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and reported on the Consolidated Financial Statements of Ashland Inc. and consolidated subsidiaries and the effectiveness of Ashland’s internal control over financial reporting.  The reports of the independent auditors are contained in this Annual Report.

/s/ James J. O’Brien
James J. O’Brien
Chairman of the Board and Chief Executive Officer

/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer

November 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

In our opinion, the accompanying consolidated balance sheet and the related statements of consolidated income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ashland Inc. and its subsidiaries at September 30, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended September 30, 2009 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
November 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

We have audited the accompanying consolidated balance sheets of Ashland Inc. and consolidated subsidiaries as of September 30, 2008, and the related statements of consolidated income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2008.  Our audits also included the financial statement schedule as of September 30, 2008 and 2007 and for the years then ended, listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of Ashland Inc. and consolidated subsidiaries’ management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashland Inc. and consolidated subsidiaries at September 30, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule as of September 30, 2008 and 2007 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
November 25, 2008

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Income
Years Ended September 30

(In millions except per share data)	2009	2008	2007
Sales and operating revenues	$8,106	$8,381	$7,785
Costs and expenses
Cost of sales and operating expenses	6,317	7,056	6,447
Selling, general and administrative expenses	1,341	1,118	1,126
Research and development expenses	96	48	45
	7,754	8,222	7,618
Equity and other income - Notes A & F	38	54	49
Operating income	390	213	216
Net gain (loss) on divestitures - Note C	59	20	(3)
Net interest and other financing (expense) income - Note I	(205)	28	46
Other expenses	(86)	-	-
Income from continuing operations before income taxes	158	261	259
Income tax expense - Note L	80	86	58
Income from continuing operations	78	175	201
(Loss) income from discontinued operations (net of income taxes) - Note E	(7)	(8)	29
Net income	$71	$167	$230

Earnings per share - Note A
Basic
Income from continuing operations	$1.08	$2.78	$3.20
(Loss) income from discontinued operations	(0.10)	(0.13)	0.46
Net income	$0.98	$2.65	$3.66
Diluted
Income from continuing operations	$1.07	$2.76	$3.15
(Loss) income from discontinued operations	(0.11)	(0.13)	0.45
Net income	$0.96	$2.63	$3.60

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
At September 30

(In millions)	2009	2008
Assets
Current assets
Cash and cash equivalents	$352	$886
Accounts receivable (less allowances for doubtful accounts of
$38 million in 2009 and $33 million in 2008) - Note A	1,404	1,441
Inventories - Note A	554	476
Deferred income taxes - Note L	115	97
Other current assets	46	79
Current assets held for sale - Note C	2	47
	2,473	3,026
Noncurrent assets
Auction rate securities - Note G	170	243
Goodwill - Note H	2,220	283
Intangibles - Note H	1,204	109
Asbestos insurance receivable (noncurrent portion) - Note P	510	428
Deferred income taxes - Note L	161	153
Other noncurrent assets - Note J	596	388
Noncurrent assets held for sale - Note C	17	46
	4,878	1,650
Property, plant and equipment - Note A
Cost
Land	258	82
Buildings	723	552
Machinery and equipment	2,317	1,497
Construction in progress	195	140
	3,493	2,271
Accumulated depreciation and amortization	(1,397)	(1,176)
	2,096	1,095
	$9,447	$5,771
Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt - Note I	$23	$-
Current portion of long-term debt - Note I	53	21
Trade and other payables	949	918
Accrued expenses and other liabilities	541	278
Current liabilities held for sale - Note C	-	13
	1,566	1,230
Noncurrent liabilities
Long-term debt (noncurrent portion) - Note I	1,537	45
Employee benefit obligations - Note O	1,214	344
Asbestos litigation reserve (noncurrent portion) - Note P	956	522
Other noncurrent liabilities - Note J	590	428
	4,297	1,339
Stockholders’ equity - Notes M and N
Common stock, par value $.01 per share, 200 million shares authorized
Issued - 75 million shares in 2009 and 63 million shares in 2008	1	1
Paid-in capital	521	33
Retained earnings	3,185	3,138
Accumulated other comprehensive (loss) income	(123)	30
	3,584	3,202
	$9,447	$5,771

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Stockholders' Equity

(In millions)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss) (a)	Total
Balance at September 30, 2006	$1	$240	$2,899	$(44)	$3,096
Total comprehensive income (b)			230	184	414
Regular dividends, $1.10 per common share		(1)	(68)		(69)
Issued 728,839 common shares under
stock incentive and other plans (c)		44			44
Adoption of FAS 158, net of $27 million tax benefits				(43)	(43)
Repurchase of 4,712,000 common shares - Note M		(267)	(21)		(288)
Balance at September 30, 2007	1	16	3,040	97	3,154
Total comprehensive income (loss) (b)			167	(67)	100
Regular dividends, $1.10 per common share			(69)		(69)
Issued 151,821 common shares under
stock incentive and other plans (c)		17			17
Balance at September 30, 2008	1	33	3,138	30	3,202
Total comprehensive income (loss) (b)			71	(153)	(82)
Regular dividends, $.30 per common share			(22)		(22)
Issuance of common shares - Note M		450			450
Issued 1,353,880 common shares under
stock incentive and other plans (c) (d)		42			42
Other		(4)	(2)		(6)
Balance at September 30, 2009	$1	$521	$3,185	$(123)	$3,584

(a)
At September 30, 2009 and 2008, the accumulated other comprehensive (loss) income (after-tax) of ($123) million for 2009 and $30 million for 2008 was comprised of unfunded pension and postretirement obligations of $462 million for 2009 and $107 million for 2008, net unrealized translation gains of $339 million for 2009 and $157 million for 2008 and net unrealized losses on investment securities of $20 million during 2008.

(b)	Reconciliations of net income to total comprehensive (loss) income follow.

	(In millions)	2009	2008	2007
	Net income	$71	$167	$230
	Pension and postretirement obligation adjustment, net of tax	(355)	(51)	101
	Unrealized translation gain, net of tax	182	4	82
	Net unrealized gain (loss) on investment securities, net of tax	20	(20)	-
	Unrealized gains on cash flow hedges, net of tax	-	-	1
	Total comprehensive (loss) income	$(82)	$100	$414

(c)	Includes income tax benefits resulting from the exercise of stock options of $2 million in 2009, $2 million in 2008 and $12 million in 2007.
(d)	Includes $10 million from the fair value of Hercules stock options converted into stock options for Ashland shares.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Cash Flows
Years Ended September 30

(In millions)	2009	2008	2007
Cash flows provided by operating activities from continuing operations
Net income	$71	$167	$230
Loss (income) from discontinued operations (net of income taxes)	7	8	(29)
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	329	145	133
Debt issuance cost amortization	52	-	-
Purchased in-process research and development amortization	10	-	-
Deferred income taxes	12	44	22
Equity income from affiliates	(14)	(23)	(15)
Distributions from equity affiliates	15	13	10
Gain from the sale of property and equipment	(2)	(2)	(4)
Stock based compensation expense - Note N	9	12	16
Stock contributions to qualified savings plans	13	-	-
Net (gain) loss on divestitures - Note C	(59)	(20)	3
Inventory fair value adjustment related to Hercules acquisition	37	-	-
Loss on currency swaps related to Hercules acquisition	54	-	-
Loss on auction rate securities	32	-	-
Change in operating assets and liabilities (a)	461	134	(177)
	1,027	478	189
Cash flows used by investing activities from continuing operations
Additions to property, plant and equipment	(174)	(205)	(154)
Proceeds from the disposal of property, plant and equipment	47	10	27
Purchase of operations - net of cash acquired	(2,080)	(129)	(75)
Proceeds from sale of operations	114	26	-
Settlement of currency swaps related to Hercules acquisition	(95)	-	-
Purchases of available-for-sale securities	-	(435)	(484)
Proceeds from sales and maturities of available-for-sale securities	73	315	680
	(2,115)	(418)	(6)
Cash flows provided (used) by financing activities from continuing operations
Proceeds from the issuance of long-term debt	2,628	-	-
Repayment of long-term debt	(1,862)	(5)	(13)
Proceeds from/repayments of issuance of short-term debt	(19)	-	-
Debt issuance/modification costs	(162)	-	-
Cash dividends paid	(22)	(69)	(743)
Proceeds from the exercise of stock options	9	3	19
Excess tax benefits related to share-based payments	1	1	9
Repurchase of common stock	-	-	(288)
	573	(70)	(1,016)
Cash used by continuing operations	(515)	(10)	(833)
Cash used by discontinued operations
Operating cash flows	(2)	(8)	(3)
Investing cash flows	-	-	(92)
	(2)	(8)	(95)
Effect of currency exchange rate changes on cash and cash equivalents	(17)	7	5
Decrease in cash and cash equivalents	(534)	(11)	(923)
Cash and cash equivalents - beginning of year	886	897	1,820
Cash and cash equivalents - end of year	$352	$886	$897

(Increase) decrease in operating assets (a)
Accounts receivable	$405	$10	$(56)
Inventories	147	126	(75)
Other current assets	102	(53)	(22)
Investments and other assets	12	78	90
Increase (decrease) in operating liabilities (a)
Trade and other payables	(208)	57	(103)
Other current liabilities	13	(7)	(20)
Pension contributions	(47)	(25)	(58)
Other noncurrent liabilities	37	(52)	67
Change in operating assets and liabilities	$461	$134	$(177)

Supplemental disclosures
Interest paid	$198	$10	$10
Income taxes paid	49	53	25

(a)      Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and U.S. Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, except as described in Note E.  All material intercompany transactions and balances have been eliminated.  Research and development expenses, which previously had been reported within selling, general and administrative expenses of the Statements of Consolidated Income during 2008 and 2007, have been reclassified as a separate caption within these financial statements.  Additionally, certain assets and liabilities that have been categorized as held for sale or sold during 2009 have been reclassified within the September 30, 2008 Consolidated Balance Sheet.  Other prior period data has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.  These reclassifications did not impact operating income, net income, earnings per share, total assets or total liabilities, as previously reported.

The Consolidated Financial Statements include the accounts of Ashland and its majority owned subsidiaries.  In addition, Ashland consolidates a variable interest entity, acquired as part of the Hercules Incorporated (Hercules) acquisition, in which Ashland has a 40% ownership interest and has been deemed to be the primary beneficiary.  As of September 30, 2009, this variable interest entity had an equity position of $24 million.  Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for by the equity method.

In November 2008, Ashland completed the acquisition of Hercules which changed Ashland’s reporting structure.  Ashland is now composed of five reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), previously Hercules’ Aqualon Group, Ashland Hercules Water Technologies (Water Technologies), which includes Hercules’ Paper Technologies and Ventures segment as well as Ashland’s legacy Water Technologies segment, Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Consumer Markets), and Ashland Distribution (Distribution).  See Notes B and P for additional information on the Hercules acquisition and reporting segment results.

Use of estimates, risks and uncertainties

The preparation of Ashland’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and associated receivables for asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Ashland has evaluated the period from September 30, 2009, the date of the financial statements, through November 23, 2009, the date of the issuance and filing of the financial statements, and determined that no material subsequent event has occurred that would affect the information presented within these financial statements, nor require additional disclosure, except for the $100 million Ashland Common Stock contribution made to the U.S. pension plan in November 2009.  For further information on this contribution, see Note O.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments maturing within three months after purchase.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment securities

Securities are classified as available-for-sale or held-to-maturity on the date of purchase.  Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income, a component of stockholders’ equity.  Held-to-maturity securities are recorded at amortized cost.  Interest and dividends are reported within the caption net interest and other financing (expense) income in the Statements of Consolidated Income.  The cost of securities sold is based on the specific identification method.  All securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and Ashland’s intent and ability to hold the security.  A decline in value that is considered to be other-than-temporary is recorded as a loss within the Statements of Consolidated Income.  The net unrealized gain on investment securities in accumulated other comprehensive income as of September 30, 2009 was not significant.  The net unrealized loss on investment securities included in accumulated other comprehensive income as of September 30, 2008 was $20 million.  For additional information on investment securities, see Note G.

Allowance for doubtful accounts

Ashland records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable.  Each month Ashland reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  The allowance for doubtful accounts is adjusted when it becomes probable a receivable will not be recovered.

Inventories

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants with a replacement cost of $260 million at September 30, 2009, and $384 million at September 30, 2008, are valued at cost using the last-in, first-out (LIFO) method.  During the year ended September 30, 2009 and 2008 certain inventory quantities valued under the LIFO method were significantly reduced.  This reduction resulted in a liquidation of LIFO quantities carried at lower costs prevailing in prior years as compared with the cost of purchases within the periods presented, the effect of which decreased cost of goods sold for 2009 and 2008 by $18 million and $31 million, respectively.  LIFO liquidations did not have a material impact to cost of sales and operating expenses in 2007.  The remaining inventories are valued using the weighted-average cost method.

(In millions)	2009	2008	(a)
Finished products	$567	$644
Raw materials, supplies and work in process	112	32
LIFO carrying values	(125)	(200)
	$554	$476

(a)      Excludes $19 million of inventory related to the Drew Marine divestiture in 2009 classified as held for sale.

Property, plant and equipment

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated principally over 25 to 35 years and machinery and equipment principally over 4 to 15 years.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).  Asset impairment charges are included within the selling, general and administrative expense caption of the Statements of Consolidated Income and were $3 million in 2009, $2 million in 2008 and $15 million in 2007.  Asset impairment charges for 2009 exclusively relate to corporate aircraft that were moved to assets held for sale upon the shutdown of the corporate aviation department during the year.  Asset impairment charges for 2007 include an $11 million charge related to PathGuard® pathogen control equipment.  As a result of Water Technologies’ decision to withdraw from this market during 2007, these assets were written down to the approximate fair value of comparable assets.  Total depreciation expense on property, plant and equipment for 2009, 2008 and 2007 was $261 million, $134 million and $122 million, respectively.  Included in depreciation expense for 2009 was

$17 million in accelerated depreciation related to the closure of plant facilities included within the cost of sales and operating expenses caption of the Statements of Consolidated Income.  Capitalized interest for 2009 was $3 million and was not significant for 2008 and 2007.

Assets held for sale

When specific actions to dispose of assets progress to the point that “plan of sale” criteria, as defined within U.S. GAAP, have been met, the underlying assets and liabilities are adjusted to fair value, which may include an impairment charge to the extent identified, and reclassified into a “held for sale” category within the Consolidated Balance Sheet.  Impairment charges, to the extent they exist, are recognized in the Statements of Consolidated Income.  For additional information on assets held for sale, see Note C.

Goodwill and other indefinite-lived intangibles

In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, Ashland tests these assets for impairment annually as of July 1 and whenever events or circumstances made it more likely than not that an impairment may have occurred.  Ashland reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level.  Ashland tests goodwill for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.  Ashland tests its indefinite-lived intangible assets, principally trademarks and trade names, using a “relief-from-royalty” valuation method compared to the carrying value.  Significant assumptions inherent in the valuation methodologies for goodwill and other intangibles are employed and include, but are not limited to, such estimates as projected business results, growth rates, Ashland’s weighted-average cost of capital, royalty and discount rates.  For further information on goodwill and other intangible assets, see Note H.

Derivative instruments

Ashland regularly uses foreign currency derivative instruments to manage its exposure to certain transactions denominated in foreign currencies.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  At September 30, 2009 and 2008, Ashland did not have any derivative contracts that qualified for hedge accounting.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2009 does not have significant credit risk on open derivative contracts.  For additional information on derivative instruments, see Note G.

Revenue recognition

Revenues generally are recognized when persuasive evidence of an arrangement exists, products are received or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured.  For consignment inventory, title and risk of loss are transferred when the products have been consumed or used in the customer’s production process.  The percentage of Ashland’s revenue recognized from consignment inventory sales was 5% during 2009 and 3% during 2008 and 2007.  Ashland reports all revenues net of tax assessed by qualifying governmental authorities.

Expense recognition

Cost of sales and operating expenses include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers, and all other distribution network costs.  Selling, general and administrative expenses include sales and marketing costs, advertising, customer support, environmental remediation, corporate and divisional administrative and other costs.  Advertising costs ($63 million in 2009, $66 million in 2008 and $67 million in 2007) and research and development costs ($96 million in 2009, $48 million in 2008 and $45 million in 2007) are expensed as incurred.

During 2009, Consumer Markets announced an engine guarantee associated with its Valvoline® product line.  Consumers are beginning to register their vehicles to qualify for the guarantee.  Ashland has established an estimation methodology for quantifying the future potential liability related to this guarantee program.  At September 30, 2009, the reserve associated with this guarantee was not significant.  Generally, all other Ashland products are sold without extended warranties.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining Ashland’s provision for income taxes and the related assets and liabilities.  The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred.  Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.  Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards.  The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.  In the event that the actual outcome of future tax consequences differs from Ashland’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material affect on the Consolidated Statement of Income and Consolidated Balance Sheet.  For additional information on income taxes, see Note L.

Asbestos-related litigation

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley) and the acquisition of Hercules in November 2008.  Although Riley, a former subsidiary, was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies.  Hercules, a wholly owned subsidiary of Ashland, has liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products sold by one of Hercules’ former subsidiaries to a limited industrial market.

Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A) to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions.  The methodology used by HR&A to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense.  Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.  From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  For additional information on asbestos-related litigation, see Note P.

Environmental remediation

Accruals for environmental remediation are recognized when it is probable a liability has been incurred and the amount of that liability can be reasonably estimated.  Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations.  Liabilities are recorded at estimated cost values based on experience, assessments and current technology, without regard to any third-party recoveries and are regularly adjusted as environmental assessments and remediation efforts continue.  For additional information on environmental remediation, see Note P.

Pension and other postretirement benefit costs

The funded status of Ashland’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets.  The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date.  For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the other postretirement benefit plans the benefit obligation is the accumulated postretirement benefit obligation (APBO).  The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels.  The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered.  The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants.  The measurement of the benefit obligation is based on Ashland’s estimates and actuarial valuations.  These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.  For additional information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note O.

Foreign currency translation

Operations outside the United States are measured primarily using the local currency as the functional currency.  Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year while assets and liabilities are translated at year-end exchange rates.  Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company.

Stock incentive plans

Ashland recognizes compensation expense for stock incentive plans awarded to key employees and directors, primarily in the form of stock appreciation rights (SARs), restricted stock, performance shares and non-vested stock awards, based upon the grant-date fair value over the appropriate vesting period.  Ashland utilizes several industry accepted valuation models to determine the fair value.  For further information concerning stock incentive plans, see Note N.

Earnings per share

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options and SARs available to purchase shares outstanding for each reported year whose grant price was greater than the average market price of Ashland Common Stock for each applicable fiscal year were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was 1.4 million, 2.2 million and, 0.5 million for 2009, 2008 and 2007, respectively.

(In millions except per share data)	2009	2008	2007
Numerator
Numerator for basic and diluted EPS -
Income from continuing operations	$78	$175	$201
Denominator
Denominator for basic EPS - Weighted-average
common shares outstanding	72	63	63
Share based awards convertible to common shares	1	1	1
Denominator for diluted EPS - Adjusted weighted-
average shares and assumed conversions	73	64	64
EPS from continuing operations
Basic	$1.08	$2.78	$3.20
Diluted	1.07	2.76	3.15

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance related to fair value measurements (The Accounting Standards Codification (ASC) 820-10-15 Fair Value Measurements and Disclosures), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosures about fair value measurements.  This guidance applies to all other accounting pronouncements that require or permit fair value measurements because the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  The guidance became effective for financial assets and liabilities of Ashland on October 1, 2008.  The provisions of this guidance that related to nonfinancial assets and liabilities will become effective for Ashland on October 1, 2009 and will be applied prospectively.  Fair value disclosures for financial assets and liabilities in connection with the initial adoption are provided in Note G.

In December 2007, the FASB issued new guidance for entities that enter into collaborative arrangements (ASC 808-10 Collaborative Arrangements).  The guidance defines a collaborative arrangement and establishes presentation and disclosure requirements for transactions among participants in a collaborative arrangement and between participants in the arrangement and third parties.  This guidance defines a collaborative arrangement as a contractual arrangement that involves two or more parties that both:  (1) actively participate in a joint operating activity and (2) are exposed to significant risks and rewards that depend on the commercial success of the joint operating activity.  This guidance will become effective for Ashland on October 1, 2009.  The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued guidance related to business combinations (ASC 805-10 Business Combinations) which provides that the acquisition method of accounting (formerly referred to as purchase method) be used for all business

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

combinations and that an acquirer be identified for each business combination.  In addition, the guidance establishes revised principles and requirements for how Ashland will recognize and measure assets, liabilities and expenses related to a business combination.  This guidance will impact the accounting and reporting of business combinations that occur after October 1, 2009 and the manner in which changes in estimates related to acquisitions that occurred prior to the effective date, such as the Hercules acquisition.

In December 2007, the FASB issued guidance related to noncontrolling ownership interests in the Consolidated Financial Statements (ASC 810-10-65-1 Consolidation).  This guidance establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity.  The guidance also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.  The guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest  and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This guidance will become effective for Ashland on October 1, 2009 and is not expected to have a material impact on the Consolidated Financial Statements.

In April 2008, the FASB issued guidance related to the determination of the useful life of intangible assets (ASC 350-30 General Intangibles Other than Goodwill) which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.  The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions.  This guidance will become effective for Ashland on October 1, 2009 and is not expected to have an impact on the Consolidated Financial Statements.

In December 2008, the FASB issued guidance related to employers’ disclosures about postretirement benefit plan assets (ASC 715 Compensation-Retirement Benefits) which requires additional disclosures such as significant risks within plan assets, investment allocation decisions, fair values by major category of plan assets and valuation techniques.  This guidance will become effective for Ashland on September 30, 2010.  Ashland does not anticipate the adoption of this guidance will have a material impact on the Consolidated Financial Statement disclosures.

In May 2009, the FASB issued guidance related to subsequent events (ASC 855 Subsequent Events) which requires entities to record and disclose events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance was effective for Ashland on June 30, 2009 and did not have an impact on the Consolidated Financial Statements.

In June 2009, the FASB issued accounting guidance related to variable interest entities (ASC 805 Consolidation) which alters how an entity determines whether it has a controlling financial interest in a variable interest entity.  This guidance also requires ongoing reassessments of the analysis and provides for enhanced disclosures about an entity’s involvement in a variable interest entity.  This Statement will become effective for Ashland on October 1, 2010.  Ashland does not anticipate the adoption of this guidance will have a material impact on the Consolidated Financial Statements.

NOTE B – ACQUISITIONS

On November 13, 2008, Ashland completed its acquisition of Hercules.  The acquisition creates a defined core for Ashland composed of three specialty chemical businesses which includes specialty additives and ingredients, paper and water technologies, and specialty resins.  The acquisition also creates a leadership position in attractive and growing renewable/sustainable chemistries.

The merger was recorded by Ashland using the purchase method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price, including qualifying transaction-related expenses, were allocated to tangible and intangible assets and liabilities acquired based upon their respective fair values.

The total merger consideration for outstanding Hercules Common Stock was $2,096 million in cash and $450 million in Ashland Common Stock.  Each share of Hercules Common Stock issued and outstanding immediately prior to the effective date of the Hercules acquisition was converted into the right to receive $18.60 in cash and 0.0930 of a share of Ashland Common Stock, subject to the payment of cash in lieu of fractional shares of Ashland Common Stock.  Ashland exchanged 10.5 million shares of Ashland common shares for the 112.7 million shares of outstanding Hercules Common Stock on November 13, 2008.

The Hercules acquisition was financed in part through $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan, which was subsequently replaced in May 2009 by $650 million senior unsecured notes, see Note I for further information.  The total debt drawn upon the closing of the completed merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash, which was used in part to extinguish $594 million of existing Hercules debt and to pay transaction fees associated with the financing facilities.

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
(b)
The stock portion of the merger consideration was based on 0.0930 of a share of Ashland Common Stock for each share of Hercules Common Stock.  A price of $42.93 per Ashland common share was assumed, which represents the average closing price per share of Ashland Common Stock on the New York Stock Exchange (NYSE) on the announcement date two days immediately prior to and immediately subsequent to the announcement date of the proposed acquisition in accordance with U.S. GAAP.

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

NOTE B – ACQUISITIONS (continued)

The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition, as well as adjustments that have been made as a result of ongoing valuations.

Purchase price allocation (in millions)	At November 13 2008
Assets:
Cash	$54
Accounts receivable	355
Inventory	261
Other current assets	57
Intangible assets	1,116
Goodwill	1,806
Asbestos receivable	118
Property, plant and equipment	1,059
Purchased in-process research and development	10
Other noncurrent assets	164
Liabilities:
Accounts payable	(231)
Accrued expenses	(215)
Debt	(799)
Pension and other postretirement obligations	(316)
Environmental	(100)
Asbestos	(494)
Deferred tax - net	(129)
Other noncurrent liabilities	(122)
Total purchase price	$2,594

As of September 30, 2009, the purchase price allocation for the acquisition was essentially completed.  Adjustments to the current fair value estimates may occur as valuations are finalized for Hercules asbestos receivables and reserves.  For additional information, see Note P.

Purchased in-process research and development (IPR&D) represents the value assigned in a business combination to acquired research and development projects that, as of the date of the acquisition, had not established technological feasibility and had no alternative future use.  Amounts assigned to IPR&D meeting these criteria must be charged to expense as part of the allocation of the purchase price of the business combination.  Ashland recorded pretax charges totaling $10 million associated with the Hercules acquisition within the research and development expenses caption of the Statement of Consolidated Income.  The estimated values assigned to the IPR&D projects were determined based on a discounted cash flow model assigned to the following projects:

(In millions)
Functional Ingredients	Corebond	$2
Water Technologies	Biofilm Sensor	$2
Water Technologies	Surface Dry Strength	$2
Functional Ingredients / Water Technologies	Other	$4

Ashland has identified approximately $255 million of certain product trade names, within the Functional Ingredients and Water Technologies businesses, that have been designated as indefinite-lived assets.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands as well as their recognition worldwide in the industry.  The remaining $861 million identified finite-lived intangible assets are being amortized over the estimated useful life in proportion to the economic benefits consumed.  Ashland considered the useful lives of the customer relationships, developed technology and product trade names to be 10 to 24 years, 5 to 20 years and 20 years, respectively.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current Hercules customer base.

The following details the total intangible assets identified.

Intangible asset type (in millions)	Value	Life (years)
Customer relationships - Functional Ingredients	$289	10 - 24
Customer relationships - Water Technologies	240	12
Developed technology - Functional Ingredients	217	15
Developed technology - Water Technologies	60	5 - 20
Product trade names - Functional Ingredients	32	20
Product trade names - Functional Ingredients	104	Indefinite
Product trade names - Water Technologies	151	Indefinite
Other	23	36 - 47
Total	$1,116

The results of Hercules’ operations have been included in Ashland’s Consolidated Financial Statements since the November 13, 2008 closing date.  The following unaudited pro forma information assumes the acquisition of Hercules occurred at the beginning of the respective periods presented and excludes certain nonrecurring charges, such as purchase accounting adjustments and other nonrecurring charges associated with the Hercules acquisition, that were deemed necessary to exclude for comparability purposes.

Unaudited pro forma information	Fiscal year ended September 30
(In millions, except per share amounts)	2009	2008
Revenues	$8,373	$10,699
Income from continuing operations	$239	$183
Net income	$232	$208

Basic earnings per share
Income from continuing operations	$3.22	$2.49
Net income	$3.12	$2.83

Diluted earnings per share
Income from continuing operations	$3.16	$2.45
Net income	$3.07	$2.78

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

NOTE C – DIVESTITURES

In June 2009, Ashland signed a definitive agreement to sell its global marine services business known as Drew Marine, a business unit of Water Technologies, to J.F. Lehman & Co. in a transaction valued at approximately $120 million before tax, which was subsequently reduced by $4 million after giving affect to post-closing adjustments related to working capital.  The Drew Marine business, with annual revenues of approximately $140 million a year, has approximately 325 employees, 28 offices and 98 stocking locations in 47 countries.  The business is a recognized global leader in providing technical solutions, high value products and services to the global marine industry, including chemicals and testing equipment, water treatment, tank cleaners and corrosion inhibitors, sealing and welding products, refrigerants and refrigeration services, engineered systems and products, fuel management programs, and fire safety and rescue products and services.  The transaction closed in August 2009 and resulted in a pretax gain of $56 million, which is included in the net gain (loss) on divestiture caption on

NOTE C – DIVESTITURES (continued)

the Statements of Consolidated Income.  As part of this sale arrangement Ashland has agreed to continue to manufacture certain products on behalf of Drew Marine.

Because this business was divested during 2009, the assets and liabilities of this business were reflected as held for sale in the September 30, 2008 Consolidated Balance Sheets and are comprised of the following components:

(In millions - unaudited)	September 30 2008

Accounts receivable	$28
Inventories	19
Current assets	$47

Property, plant and equipment, net	$2
Goodwill and intangible assets	16
Deferred income tax	1
Other noncurrent assets	5
Noncurrent assets	$24

Trade payables	$12
Accrued expenses and other liabilities	1
Current liabilities	$13

In addition to the Drew Marine assets, Ashland had noncurrent assets held for sale of $17 million and $22 million at September 30, 2009 and 2008, respectively, related to corporate aircraft and certain Valvoline Instant Oil Change locations.

In December 2008, Ashland completed the sale of its indirectly held 33.5 percent ownership interest in FiberVisions Holdings, LLC (FiberVisions) to Snow Phipps Group, LLC (Snow Phipps), a New York-based private equity firm and the majority owner of FiberVisions for $7 million.  FiberVisions, a leading global producer of specialty fibers for nonwoven fabrics and textile fibers used in consumer and industrial products, was acquired by Ashland as part of the Hercules acquisition.  The sale of the company’s interest in FiberVisions generated a capital loss of approximately $220 million for tax purposes that could be used to offset capital gains.  Certain elections with respect to this capital loss need to be filed and approved by the Internal Revenue Service before this capital loss can be used to offset past or future capital gains.  However, Ashland anticipates that it will receive this approval.  This capital loss benefit was fully offset by a deferred tax asset valuation allowance because Ashland is not permitted to anticipate additional future capital gains, therefore, no tax benefit was recognized on this transaction.

In June 2008, Ashland and Süd-Chemie AG signed a nonbinding memorandum of understanding to form a new, global 50-50 joint venture to serve foundries and the metal casting industry.  The joint venture would combine three businesses:  Ashland’s Casting Solutions business group, the foundry-related businesses of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing European-based joint venture between Ashland and Süd-Chemie.  Ashland’s Casting Solutions and ASK businesses recorded revenues of approximately $375 million for fiscal year 2009.  The foundry-related businesses of Süd-Chemie AG to be contributed to the joint venture generated revenues of approximately $220 million for the year ended December 31, 2008.  As a result of global economic developments the scope and other aspects of this project are being re-evaluated by Ashland and Süd-Chemie AG.

On August 28, 2006, Ashland completed the sale of the stock of Ashland Paving And Construction, Inc. (APAC) to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The sale qualified as a discontinued operation and proceeds of the divestiture, net of transaction expenses, resulted in a total pretax gain of $156 million.  Due to the ongoing assessment of certain tax matters associated with this divestiture, subsequent adjustments to this gain may continue in future periods.  For further information on subsequent adjustments, see Note E.

On June 30, 2005, Ashland completed the transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation (Marathon) in a transaction valued at approximately $3.7 billion (the “MAP Transaction”).  The two other businesses were Ashland’s maleic anhydride business and 60 Valvoline Instant Oil Change (VIOC) centers in Michigan and northwest Ohio.  Because none of the businesses qualified as discontinued operations under U.S. GAAP, the gain was reported in income from continuing operations on a separate line caption on the Statements of Consolidated Income below operating income and labeled net gain (loss) on divestitures.

Due to the structure of the MAP Transaction, Marathon is entitled to the tax deductions for Ashland’s future payments of certain contingent liabilities related to previously owned businesses of Ashland.  However, pursuant to the terms of the

Tax Matters Agreement (TMA), Marathon has agreed to compensate Ashland for these tax deductions.  Ashland recorded a discounted receivable for the estimated present value of probable recoveries from Marathon for the portion of these future tax deductions which is not dependent upon Marathon’s ability to utilize these deductions.  This receivable was included in the total pretax gain on the transaction while the accretion of the discount associated with this receivable is recorded in the net interest and other financing (expense) income caption.  At September 30, 2009 and 2008, this receivable was $40 million and $38 million, respectively, and is included in other current and noncurrent assets on Ashland’s Consolidated Balance Sheets.  Due to the continuing nature of certain tax issues, the original recorded gain has been adjusted in the net gain (loss) on divestitures caption in the Statements of Consolidated Income during 2009, 2008 and 2007, and may continue to be adjusted in future periods.

During 2008, Ashland and Marathon agreed to a tax related settlement with respect to four specific tax attributes and deductions subject to the terms of the TMA.  These tax attributes and deductions were originally scheduled to be reimbursed periodically at much later points in the future, some with the potential of greater than 20 or more years.  The effect of this settlement accelerated Marathon’s reimbursement to Ashland for certain of these deductions, resulting in the receipt of $26 million in cash from Marathon representing the present value of the future deductions.  As a result of this specific agreement, Ashland recorded a gain within the net gain (loss) on divestitures caption of the Consolidated Statement of Income of $23 million during 2008.

NOTE D – RESTRUCTURING ACTIVITIES

During 2008, Ashland implemented operational redesigns (2008 Program), primarily within Ashland’s Water Technologies and Performance Materials businesses, to take proactive steps to enhance profitability through streamlined operations and an improved overall cost structure of the businesses.  This program continued during 2009 and was further expanded to capture additional cost saving opportunities.

In conjunction with the Hercules acquisition in November 2008, Ashland announced an integration plan (Integration Plan) that targeted certain projected cost savings as part of combining joint and redundant services and facilities.  This program focused primarily on capturing operational, selling and administrative savings within the combined company.  Additionally, with the prolonged and significant deterioration of global economic demand during 2009, Ashland announced in January 2009 an additional cost reduction and organizational restructuring plan (2009 Program), which was subsequently expanded in July 2009, to further reduce Ashland’s overall cost structure.

In total, Ashland has achieved run-rate cost reductions of $355 million of the combined $400 million in these cost reduction initiatives.  The cumulative effect of these restructuring activities has resulted in the elimination of approximately 1,600 employee positions and eight permanent facility closings through the end of 2009 and in total is currently expected to reduce the global workforce by a total of approximately 1,900, or 12% by the end of 2010.  As of September 30, 2009, the total restructuring cost incurred under the cost-structure efficiency programs during 2009 was $96 million, of which $75 million during 2009 had been charged as an expense within the Statement of Consolidated Income, consisting of $58 million classified within the selling, general and administrative expense caption and $17 million of accelerated depreciation charged to the cost of sales and operating expenses caption.  The remaining cost of $21 million related to severance associated with Hercules personnel, which qualified for purchase method of accounting in accordance with U.S. GAAP, and had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods; which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items, although Ashland does not currently expect these to be significant.  Ashland anticipates completing these restructuring activities during 2010.

The following table details at September 30, 2009 and 2008, the amount of restructuring reserves related to the cost-structure efficiency and Hercules integration programs included in accrued expenses and other liabilities in the Consolidated Balance Sheet and the related activity in these reserves during 2009 and 2008.

(In millions)	Severance	Plant closure/ other costs	Total
Balance as of September 30, 2007	$-	$-	$-
Restructuring reserve	9	-	9
Utilization (cash paid or otherwise settled)	(2)	-	(2)
Balance as of September 30, 2008	7	-	7
Restructuring reserve	75	21	96
Utilization (cash paid or otherwise settled)	(44)	(21)	(65)
Balance at September 30, 2009	$38	$-	$38

NOTE E – DISCONTINUED OPERATIONS

Ashland’s divestiture of APAC during 2006 qualified as a discontinued operation.  As a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during 2009, 2008 and 2007.  Such adjustments may continue to occur in future periods and are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary, and from the acquisition during 2009 of Hercules, a wholly owned subsidiary of Ashland.  Additional adjustments to the recorded litigation reserves and related insurance receivables continue annually and primarily reflect updates to the estimates.  See Note P for further discussion of Ashland’s asbestos-related activity including assumed Hercules obligations.

During 2009, Ashland recorded two adjustments that related to prior periods within the discontinued operations caption of the Statement of Consolidated Income.  These included a charge related to a change in the duration period on a retained environmental liability from the Electronic Chemicals business (divested in 2003) and a charge related to a tax basis adjustment from the APAC divestiture.  Ashland assessed the affect these adjustments had on income from discontinued operations and net income in the current and prior periods and, after considering quantitative and qualitative factors, determined such adjustments to be below the threshold that would necessitate a restatement of the consolidated financial statements for the prior years.  Ashland also considered the impact of these prior period adjustments on its internal controls and financial reporting and based on qualitative and quantitative factors, including the discrete nature of the transactions involved, concluded that the matters did not indicate a material weakness in internal controls over financial reporting.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for each of the years ended September 30.

(In millions)	2009	2008	2007
Income (loss) from discontinued operations
APAC	$1	$-	$-
Asbestos-related litigation reserves, expenses and related receivables	2	(11)	35
Loss on disposal of discontinued operations
APAC	-	-	(6)
Electronic Chemicals	(4)	-	(1)
Income (loss) before income taxes	(1)	(11)	28
Income tax (expense) benefit
Benefit (expense) related to income (loss) from discontinued operations
APAC	(1)	1	2
Asbestos-related litigation reserves and expenses	-	9	-
Benefit (expense) related to gain (loss) on disposal of discontinued operations
APAC	(6)	(7)	(1)
Electronic Chemicals	1	-	-
Income (loss) from discontinued operations (net of income taxes)	$(7)	$(8)	$29

NOTE F – UNCONSOLIDATED AFFILIATES

Summarized financial information for companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland’s Consolidated Financial Statements.  At September 30, 2009 and 2008, Ashland’s retained earnings included $45 million and $48 million, respectively, of undistributed earnings from unconsolidated affiliates accounted for on the equity method.

The summarized financial information for all companies accounted for on the equity method by Ashland is as of and for the years ended September 30, 2009, 2008 and 2007, respectively.

(In millions)	2009	2008	2007
Financial position
Current assets	$226	$254
Current liabilities	(89)	(120)
Working capital	137	134
Noncurrent assets	66	71
Noncurrent liabilities	(8)	(9)
Stockholders' equity	$195	$196
Results of operations
Sales and operating revenues	$517	$655	$514
Income from operations	52	75	51
Net income	32	52	42
Amounts recorded by Ashland
Investments and advances	$79	$81	$73
Equity income	14	23	15
Distributions received	15	13	10

NOTE G – FAIR VALUE MEASUREMENTS

As required by U.S. GAAP, Ashland uses applicable guidance for defining fair value, the initial recording and periodic remeasurement of certain assets and liabilities measured at fair value and related disclosures for instruments measured at fair value.  Fair value accounting guidance establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An instrument’s categorization within the fair value hierarchy is based upon the lowest level on input that is significant to the instrument’s fair value measurement.  The three levels within the fair value hierarchy are described as follows.

Level 1 – Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 – Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date.  Unobservable inputs reflect Ashland’s own assumptions about what market participants would use to price the asset or liability.  The inputs are developed based on the best information available in the circumstances, which might include Ashland’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

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

NOTE G – FAIR VALUE MEASUREMENTS (continued)

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2009.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of September 30, 2009.

(In millions)	Carrying Value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$352	$352	$352	$-	$-
Auction rate securities	170	170	-	-	170
Deferred compensation investments (a)	175	175	69	106	-
Investment of captive insurance company (a)	3	3	3	-	-
Total assets at fair value	$700	$700	$424	$106	$170

(a)     Included in other noncurrent assets in the Consolidated Balance Sheets.

Level 3 instruments

Auction rate securities

At September 30, 2009, Ashland held at par value $192 million student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time, the market for auction rate securities has failed to achieve equilibrium.  As of September 30, 2008, Ashland had recorded, as a component of stockholders’ equity, a temporary $32 million unrealized loss on the portfolio.  As of that date, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which are substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.  Ashland’s estimate of fair value for auction rate securities as of September 30, 2008 was based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.

During the first quarter of 2009, Ashland liquidated $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million, which was the recorded book value of this instrument.  As a result of this sale, as well as Ashland’s current debt structure following the Hercules acquisition and the ongoing impact from the current global economic downturn, Ashland also determined in this quarter that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million unrealized loss as a permanent realized loss in the other expenses caption of the Consolidated Statement of Income.  A full valuation allowance was established for this tax benefit at December 31, 2008 because for tax purposes Ashland did not have capital gains to offset this capital loss.  For further information on income taxes, see Note L.

During 2009, Ashland sold $83 million (par value) auction rate securities for $73 million in cash proceeds which approximated book value.  In addition, during 2009, Ashland signed an agreement with UBS Financial Services, Inc. agreeing to sell a $5 million (par value) auction rate instrument at its par value on or before June 30, 2010.  As a result, Ashland recorded a minimal unrealized gain associated with this settlement.

At September 30, 2009 and 2008, auction rate securities totaled $170 million and $243 million, respectively, and were classified as noncurrent assets in the Consolidated Balance Sheets.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland continues to believe the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, Ashland classified these instruments as noncurrent at September 30, 2009 and 2008 in the Consolidated Balance Sheets.  At September 30, 2009, scheduled maturities for auction rate securities were as follows:

(In millions)	Amortized cost	Fair value
Over 10 years	$192	$170

The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2008 (par value)	$275
Unrealized losses as of October 1, 2008 included in other comprehensive income	(32)
Recorded balance as of October 1, 2008	243
Transfers in and/or (out) of Level 3	-
Total losses charged in the Consolidated Statement of Income	(32)
Total reversal of losses included in other comprehensive income	32
Sales of auction rate securities	(73)
Balance as of September 30, 2009	$170

Derivative and hedging activities

Currency Hedges

Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail the earnings volatility effects of short-term assets and liabilities denominated in currencies other than Ashland’s functional currency (the U.S. dollar).

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expenses caption.  During 2009, a gain of $5 million was recorded in the Statement of Consolidated Income for these contracts within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The net loss position on foreign currency derivatives outstanding in the Consolidated Balance Sheet as of September 30, 2009 was less than $1 million (consisting of a gain of $1 million with a notional amount of $43 million offset by a loss of $1 million with a notional amount of $73 million) and was included in other noncurrent liabilities.  As of September 30, 2009, there were no open foreign currency derivatives which qualified for hedge accounting treatment.

Interest Rate Hedges

During 2009, Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  Pursuant to the senior credit agreement (described in more detail in Note I), within 90 days of November 13, 2008, Ashland was required to enter into and maintain interest rate swap contracts in an amount sufficient to result in not less than 50% of the aggregated outstanding indebtedness for borrowed money (excluding amounts borrowed under the revolving credit facility) being subject to interest at a fixed rate until the maturity thereof, whether by the terms of such indebtedness or by the terms of such interest rate swap contracts for an initial period of no less than three years.  This interest rate cap qualifies as an interest rate swap within the provisions of the senior credit agreement.

This instrument does not qualify for hedge accounting and therefore gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statements of Consolidated Income within the net interest and other financing (expense) income caption.  As of September 30, 2009, the fair value on the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Consolidated Balance Sheet.

Other financial instruments

At September 30, 2009 and 2008, Ashland’s long-term debt had a carrying value of $1,590 million and $66 million, respectively, compared to a fair value of $1,751 million and $68 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

NOTE H – GOODWILL AND OTHER INTANGIBLES

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined its reporting units for allocation of goodwill include the Functional Ingredients, Water Technologies, Consumer Markets and Distribution reportable segments.  Within the Performance Materials reportable segment, because further discrete financial information is provided and management regularly reviews this information, this reportable segment is further broken down into the Casting Solutions and Composites and Adhesives reporting units.

When externally quoted market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units.  Historically, Ashland has used a market multiples valuation technique.  Fair values were based principally on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of industry peer group companies for each of these reporting units and, as deemed necessary, a discounted cash flow model.  Based upon recent market conditions, Ashland determined during 2008 that a discounted cash flow model was a more representative valuation model to currently determine a business’ fair value.  Discounted cash flow models are highly reliant on various assumptions.  Significant assumptions Ashland utilized in these models included:  projected business results and future industry direction, long-term growth factors and Ashland’s weighted-average cost of capital.  Ashland uses assumptions that it deems to be conservative estimates of likely future events and compares the total fair values of each reporting unit to Ashland’s market capitalization, and implied control premium, to determine if the fair values are reasonable compared to external market indicators.

In conjunction with the July 1 annual assessment of goodwill, Ashland’s valuation techniques did not indicate any impairment.  However, the Functional Ingredients and Water Technologies reporting units did indicate results that were close to their carrying values, although Ashland believes this to be a reasonable result from the model based on these reporting units’ purchase during 2009.  A negative 1% change in either the long-term growth factor or weighted-average cost of capital assumptions for these two reporting units would have resulted in a fair value at or slightly below Ashland’s current carrying value of these reporting units.  Ashland recognizes that its current market capitalization at September 30, 2009 is below the carrying value of equity.  However, Ashland believes that the assumptions and determinations used to fair value Ashland’s reporting units have been based on valuation methodologies, principles and practices standard within the current market place for valuing businesses.

Ashland’s assessment of an impairment charge on any of these assets currently classified as having indefinite lives, including goodwill, could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: divestiture decision, negative change in Ashland’s weighted-average cost of capital rates, growth rates or other assumptions, continued economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.  Significant future charges for impairments could impact Ashland’s ability to comply with the minimum consolidated net worth covenant, which is disclosed further in Note I.

During 2009, Ashland’s purchase of Hercules increased goodwill by $1,806 million.  In connection with the goodwill associated with this acquisition, Ashland determined that a certain amount of the goodwill should be allocated to all reporting units because each reporting unit will benefit from synergies related to the acquisition that will increase these businesses’ overall reported profitability.  Ashland calculated the increased value each reporting unit is expected to receive from the estimated synergy savings in determining the appropriate amount of goodwill to allocate for this transaction.

The following is a progression of goodwill by segment for the years ended September 30, 2009 and 2008.

(In millions)	Functional Ingredients	Water Technologies	(a)	Performance Materials	(b)	Consumer Markets	Distribution	Total
Balance at September 30, 2007	$-	$54		$166		$30	$1	$251
Acquisitions	-	1		28		-	-	29
Currency translation adjustment	-	1		2		-	-	3
Balance at September 30, 2008	-	56		196		30	1	283
Acquisitions	1,030	515		97		85	79	1,806
Currency translation adjustment	76	55		-		-	-	131
Balance at September 30, 2009	$1,106	$626		$293		$115	$80	$2,220

(a)	Excludes goodwill of $16 million as of September 30, 2008 associated with the Drew Marine sale during 2009 that has been classified within assets held for sale.
(b)	Goodwill consisted of $51 million and $242 million, respectively, for the Casting Solutions and Composites and Adhesives reporting units.

Intangible assets principally consist of trademarks and trade names, intellectual property, customer lists and sale contracts.  Intangibles are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 15 to 25 years, intellectual property over 5 to 20 years, customer relationships over

3 to 24 years and other intangibles over 2 to 50 years.  As part of recording the Hercules acquisition during 2009, Ashland recorded $1,116 million in intangible assets of which $255 million were related to indefinite-lived assets.  Ashland reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s model did not indicate any impairment.  Intangible assets were comprised of the following as of September 30, 2009 and 2008.

	2009			2008
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks and trade names	$353	$(24)	$329	$67	$(22)	$45
Intellectual property	331	(41)	290	54	(21)	33
Customer relationships	586	(40)	546	13	(3)	10
Other intangibles	63	(24)	39	38	(17)	21
Total intangible assets	$1,333	$(129)	$1,204	$172	$(63)	$109

Amortization expense recognized on intangible assets was $68 million for 2009, $11 million for 2008 and $11 million for 2007, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.  As of September 30, 2009, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  These assets had a balance of $290 million and $35 million as of September 30, 2009 and 2008, respectively.  In accordance with U.S. GAAP, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life designation.  Estimated amortization expense for future periods is $66 million in 2010, $64 million in 2011, $63 million in 2012, $62 million in 2013 and $60 million in 2014.

NOTE I – DEBT

In conjunction with the acquisition of Hercules on November 13, 2008, Ashland secured $2,600 million in financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan, that was subsequently replaced with the issuance of $650 million senior unsecured bonds in May 2009.  The total debt drawn upon the closing of the acquisition was $2,300 million which included amounts used to fund the $594 million extinguishment of certain debt instruments that Hercules held as of the closing date.  The remaining Hercules debt inherited as part of the acquisition was recorded at its fair value of $205 million as of the acquisition date.  The following table summarizes Ashland’s current and long-term debt at September 30, 2009 and 2008.

(In millions)	2009	2008
Term loan A, due 2013 (a)	$219	$-
Term loan B, due 2014 (a)	542	-
6.60% notes, due 2027 (b)	12	-
9.125% notes, due 2017	628	-
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at September 30, 2009 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	20	20
6.86% medium-term notes, Series H, due 2009	-	17
Hercules Tianpu - term notes, due through 2011 (b)	19	-
6.50% junior subordinated notes, due 2029 (b)	125	-
International revolver agreements	22	-
Other	5	8
Total debt	1,613	66
Short-term debt	(23)	-
Current portion of long-term debt	(53)	(21)
Long-term debt (less current portion)	$1,537	$45

(a)Senior credit facilities.
(b)      Hercules retained instruments.

NOTE I – DEBT (continued)

At September 30, 2009, Ashland’s total debt had an outstanding principal balance of $1,796 million and discounts of $183 million.  The scheduled aggregate maturities of debt for the next five fiscal years are as follows:  $76 million in 2010, $66 million in 2011, $64 million in 2012, $95 million in 2013 and $536 million in 2014.

Senior credit facilities

The senior credit agreement provides for an aggregate principal amount of $1,650 million in senior credit facilities, consisting of a $400 million five-year term loan A facility, an $850 million five and one-half year term loan B facility and a $400 million five-year revolving credit facility.

The term loan A facility was drawn in full on November 13, 2008 and is required to be repaid by Ashland in consecutive quarterly installments which commenced on March 31, 2009, with approximately 15% of the outstanding principal amount to be repaid during each of years one and two, approximately 20% of the outstanding principal amount to be repaid during year three, and approximately 25% of the outstanding principal amount to be repaid during each of years four and five, with a final payment of any outstanding principal and interest on November 13, 2013.  The term loan B facility was drawn in full on November 13, 2008 and is required to be repaid by Ashland in consecutive quarterly installments which commenced on March 31, 2009, with an aggregate annual amount equal to approximately 1% of the outstanding principal amount of the term loan B facility to be repaid in each of the first five years, approximately 0.25% of the outstanding principal amount of the term loan B facility to be repaid in the first quarter of the sixth year, with the final payment of any outstanding principal and interest on May 13, 2014.  The senior credit facilities have been secured by a first priority security interest in substantially all of the personal property assets, and certain of the real property assets, of Ashland and the subsidiaries who have guaranteed the loans made under the credit agreement, including the capital stock or other equity interests of certain of Ashland’s U.S. and first-tier foreign subsidiaries and a portion of the stock of certain of Ashland’s other first-tier foreign subsidiaries.

At Ashland’s option, the term loan A and B facilities will bear interest at either the alternate base rate or LIBOR, plus the applicable interest margin.  The alternate base rate will be the highest of (1) the Federal Funds Rate as published by the Federal Reserve Bank of New York plus one-half of 1%, (2) the prime commercial lending rate of Bank of America, National Association, as established from time to time and (3) the one-month LIBOR rate.  Interest on alternate base rate loans will be payable quarterly in arrears.  LIBOR will be the British Banker’s Association LIBOR Rate, as published by Reuters (or other commercially available source) and if such rate is not available, then it will be determined by the Administrative Agent at the start of each interest period and will be fixed through such period.  Interest on LIBOR loans will be paid at the end of each interest period, but if any interest period exceeds three months, then interest on LIBOR loans also will be paid every three months.  The alternative base rate can never be lower than 4.25% and LIBOR can never be lower than 3.25%, effectively establishing a floor on the interest rates to be paid.  The applicable margin for the revolving credit facility and the term loan A ranges from 1.75% to 2.75% per annum in the case of base rate loans and 2.75% to 3.75% per annum for LIBOR loans, based upon the Consolidated Leverage Ratio (as defined in the senior credit agreement) with the initial applicable margin of 2.50% in the case of base rate loans and 3.50% in the case of LIBOR loans.  At the inception of the agreement, the applicable margin for the term loan B was 3% per annum in the case of base rate loans and 4% for LIBOR loans.

During 2009, the senior credit facility was amended to increase the applicable margin for term B loans from 3% to 3.40% for base rate loans and from 4% to 4.40% for LIBOR loans.  Ashland agreed to this increase in exchange for reduced flexibility on behalf of the lenders to convert a portion of the term B loans to interim loans or long-term securities.  Additionally, the senior credit facility was amended to revise the definition of “Consolidated EBITDA” to include an adjustment for “noncash equity compensation expense” and to also provide for more integration costs associated with the Hercules acquisition during the first year after the acquisition.  In exchange, Ashland agreed to limit Capital Expenditures in fiscal 2010 to no more than $250 million, excluding allowable previous year carryforwards.  As of September 30, 2009, the interest rates on the term loan A and term loan B were 6.50% and 7.65%, respectively.

The term loan A facility and the revolving credit facility may be prepaid at any time without penalty.  If Ashland refinances or makes an optional prepayment of all or any portion of the term loan B facility, Ashland must pay a prepayment premium equal to either 2% of the principal amount of the term loan B facility prepaid if such prepayment is made on or prior to November 13, 2009, or 1% of the principal amount of the term loan B facility prepaid if such prepayment is made after November 13, 2009 but on or prior to November 13, 2010.  The senior credit facilities are subject to mandatory prepayment with specified percentages of the net cash proceeds of certain asset dispositions, casualty events, extraordinary receipts and debt and equity issuances and, in certain circumstances, with excess cash flow, in each case subject to certain conditions.  During 2009, Ashland repaid $142 million of the term loan A facility and $303 million of the term loan B facility, respectively.  Prepayment fees are recorded as part of interest expense in the Statements of Consolidated Income and were $1 million for 2009.

Ashland’s revolving credit agreement provides for up to $400 million in borrowings.  Total borrowing capacity remaining under the $400 million revolving credit facility was $264 million, after reduction of the facility by $136 million for letters of credit outstanding at September 30, 2009.  This revolving credit agreement expires in 2013.

Senior unsecured notes

In May 2009, Ashland issued $650 million aggregate principal amount of 9.125% senior unsecured notes due 2017.  The notes were issued at 96.577% of the aggregate principal amount to yield 9.75%.  Ashland may redeem some or all of the notes at any time on or after June 1, 2013 at certain fixed redemption prices.  The notes will mature on June 1, 2017 and rank equally with other unsecured and unsubordinated senior obligations.  Ashland used the net proceeds from this issuance, together with available liquidity, to repay the $750 million bridge loan facility entered into as part of the interim credit agreement in connection with the closing of the Hercules acquisition on November 13, 2008.  The interim credit agreement for the bridge loan facility provided $750 million of unsecured senior interim loans at a rate of 9% per annum through November 13, 2009, the interim loan maturity date.  Upon termination of the bridge facility, Ashland expensed the remaining $10 million of debt issuance cost related to the loan fees paid to originate the bridge loan facility, which was included in the net interest and other financing (expense) income caption in the Statements of Consolidated Income.

Hercules retained instruments

Upon completion of the Hercules acquisition, Ashland assumed the following Hercules debt facilities:  6.60% notes due 2027, 6.50% junior subordinated deferrable interest debentures due 2029, term loans of Hercules Tianpu at rates ranging from 1.73% to 6.86% through 2011, and term loans of Hercules Jiangmen at rates ranging from 1.17% to 6.97% through 2010.

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

Hercules Tianpu, a joint venture, and Hercules Jiangmen are consolidated within Ashland’s Consolidated Financial Statements.  Loans issued by Hercules Tianpu are guaranteed by Ashland for approximately 55% of the outstanding balances.  The loans are denominated in Renminbi and U.S. dollar equivalents.

Accounts Receivable Securitization

In conjunction with the senior credit agreement, on November 13, 2008, Ashland entered into a $200 million accounts receivable securitization facility pursuant to: (1) a sale agreement between Ashland and CVG Capital II LLC (CVG), a wholly-owned special purpose subsidiary consolidated within Ashland, and (2) a transfer and administration agreement among CVG, Ashland, certain conduit investors and uncommitted investors, each of Bank of America, National Association and The Bank of Nova Scotia, as a letter of credit issuer, a managing agent, an administrator and a committed investor, and Bank of America, National Association, as agent for various secured parties.

As part of the receivables securitization facility, Ashland may sell, on an ongoing basis, a portion of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG.  Under the terms of the Transfer and Administration agreement, CVG may, from time to time, obtain up to $200 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from the conduit investors, the uncommitted investors and/or the committed investors through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  The receivables securitization facility had an initial term of 364 days that was renewed on November 4, 2009 for an additional 364-day period.

Ashland continues to classify any borrowings under this facility as a short-term debt instrument within its Consolidated Balance Sheet.  All transfers are accounted for as secured borrowings and the receivables sold pursuant to the securitization facility are included in the Consolidated Balance Sheet as accounts receivable.  Fundings under the Transfer and Administration agreement are repaid as accounts receivable are collected, with new fundings being advanced (through daily reinvestments) as new accounts receivable are originated by Ashland and sold to CVG, with settlement generally occurring monthly.  Once accounts receivable are sold to CVG by Ashland, the receivables, related assets and rights to collection are separate and distinct from Ashland’s own assets and are not available to creditors of Ashland.  At September 30, 2009, the

NOTE I – DEBT (continued)

outstanding amount of accounts receivable sold by Ashland to CVG was $311 million for which Ashland had no outstanding draws on the approximate $198 million in available funding from qualifying receivables.

Other debt

During 2006, Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet.  Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments.  The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.  At September 30, 2009 and 2008, the carrying value of the investments to defease debt, was $18 million and $36 million, respectively.  The carrying value of the debt was $13 million and $31 million as of September 30, 2009 and 2008, respectively.

Net interest and other financing (expense) income

(In millions)	2009	2008	2007
Interest income	$21	$40	$59
Interest expense	(215)	(9)	(10)
Other financing costs	(11)	(3)	(3)
	$(205)	$28	$46

Included in interest expense for the year ended September 30, 2009 was $52 million in debt amortization costs, of which $8 million related to accelerated amortization from prepayments made on both the term loan A and term loan B facility and $10 million relates to the previously mentioned extinguishment of the bridge loan facility in May 2009.

Covenants related to debt agreements

As a result of the financing and subsequent debt issued to complete the Hercules acquisition during 2009, Standard & Poor’s and Moody’s Investor Services downgraded Ashland’s corporate credit rating to BB- and Ba2, respectively.  In addition, Ashland is now subject to certain restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property, preferential security interest in acquired property and applicable insurance coverage as well as negative covenants that include financial covenant restrictions associated with leverage and fixed charge coverage ratios, total net worth and capital expenditure levels and restrictions on future dividend payments and stock repurchases.  As of September 30, 2009, Ashland is in compliance with all debt agreement covenant restrictions.  The financial covenant restrictions are summarized in the following tables.

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

The following describes Ashland’s September 2009 calculation of the consolidated leverage ratio per the senior credit agreement and reconciliation of Consolidated EBITDA (as defined by the senior credit agreement, as amended) to net income:  Ashland has included certain non-U.S. GAAP information below to assist in the understanding of various financial debt covenant calculations.

(In millions, except ratios) (a)	Q1'09	Q2'09	Q3'09	Q4'09	Total		Covenant ratio
Debt/EBITDA
Consolidated EBITDA	$155	$227	$266	$304	$952
Debt	2,473	2,266	2,021	1,642	1,642
Debt/EBITDA					1.7	x	3.75	x
							max.

Reconciliation of Consolidated EBITDA:

(In millions)	Q1'09	Q2'09	Q3'09	Q4'09
Net (loss) income	$(119)	$48	$50	$93
Key items excluded (b)	82	(1)	3	-
Consolidated interest charges	35	56	64	63
Income taxes (benefit) expense	(1)	9	40	39
Depreciation and amortization	63	93	88	85
Hercules stub-period results (c)	34	-	-	-
Other nonrecurring or noncash charges (d)	61	22	21	24
Total consolidated EBITDA	$155	$227	$266	$304

Reconciliation of Debt:
(In millions)	Q1'09	Q2'09	Q3'09	Q4'09
Total debt (long-term and short-term)	$2,468	$2,262	$1,993	$1,613
Defeased debt	(31)	(31)	(13)	(13)
Guarantees (bank and third party)	36	35	41	42
	$2,473	$2,266	$2,021	$1,642

(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008, as amended.
(b)	Excludes certain income or costs that have been specifically identified within the senior credit agreement, as amended.
(c)
In accordance with the senior credit agreement, Hercules’ financial results from October 1, 2008 through November 13, 2008, which is the period of time during Ashland’s first quarter that it did not own Hercules, have been included within this calculation.

(d)
Includes certain nonrecurring or noncash transactions, including restructuring and integration charges, defined within the senior credit agreement.  Allowable restructuring and integration charges are capped, per the senior credit agreement, as amended, not to exceed $80 million during the three fiscal year period ending September 30, 2011.  Ashland incurred approximately $65 million of qualifying restructuring and integration expenses in 2009.

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

The following describes Ashland’s June 2009 calculation of the fixed charge coverage ratio per the senior credit agreement included in a Form 8-K filed on November 21, 2008:

(In millions, except ratios) (a)	Q1'09	Q2'09	Q3'09	Q4'09	Total		Covenant ratio
Fixed charge coverage
Consolidated EBITDA	$155	$227	$266	$304	$952
Capital expenditures	57	42	27	67	193
Adjusted interest expense	51	45	45	43	184
Scheduled debt payments	-	17	17	11	45
Adjusted dividend payment	5	5	6	6	22
Fixed charge coverage ratio					3.0	x	1.25	x
							min.
(a)	All numbers adjusted to reflect terminology and calculation methodology governing the senior credit agreement, included in a Form 8-K filed on November 21, 2008, as amended.

NOTE I – DEBT (continued)

Under Ashland’s financing facilities, the minimum consolidated net worth covenant at the end of any fiscal quarter ending after December 31, 2008 must not be less than 85% of Ashland’s consolidated net worth as of December 31, 2008, after giving effect to any purchase accounting adjustments relating to the Hercules acquisition subsequent to December 31, 2008, increased on a cumulative basis for each subsequent quarter commencing with January 1, 2009 by an amount equal to 50% of Ashland’s U.S. GAAP reported net income (to the extent positive with no deduction for net losses) plus 100% of net cash proceeds of any issuance of equity interests (other than disqualified equity interests).  As of September 30, 2009, Ashland’s consolidated net worth covenant was $3,609 million versus the minimum consolidated net worth covenant of $3,155 million, a difference of $454 million.  As outlined above, this difference could be adversely impacted by any future operating losses, impairment (including goodwill, intangible assets and property, plant and equipment), pension remeasurement, severance or other related charges that reduce Ashland’s consolidated net worth.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits, which can be increased by any qualifying carryover from prior years:  $300 million in fiscal year 2009, $250 million in fiscal year 2010, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.  In accordance with the senior credit agreement, 50% of any capital expenditure amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.  During 2009, Ashland’s total capital expenditures per the senior credit agreement, totaled $193 million, which was more than $100 million below the required covenant and $127 million below the combined actual capital expenditures of $320 million for the twelve months ended September 30, 2008 for both companies.  In accordance with the senior credit agreement, an additional $53 million will be added to the $250 million minimum requirement for 2010 to arrive at the total capital expenditure covenant.  During 2009, Ashland recorded $174 million for capital expenditures.  Prior to Ashland’s acquisition of Hercules on November 13, 2008, the Hercules businesses incurred capital expenditures of $19 million from October 1 through November 13, 2008 which, in accordance with the senior credit agreement, are included in the covenant calculation for fiscal year 2009.  Ashland is currently forecasting $200 million of capital expenditures for fiscal 2010.

NOTE J – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2009	2008
Deferred compensation investments	$175	$127
Debt issuance cost	112	-
Equity investments	79	81
Tax receivables	42	49
Environmental insurance receivables	35	40
Defined benefit plan assets	32	-
Debt defeasance assets	18	18
Note receivables	14	20
Investments of captive insurance companies	3	26
Other	86	27
	$596	$388

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30.

(In millions)	2009	2008
Environmental remediation reserves	$169	$112
Accrued tax liabilities (including sales and franchise)	145	81
Deferred compensation	93	101
Insurance reserves related to workers compensation and general liability	86	82
Other	97	52
	$590	$428

NOTE K – LEASES

Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates.  Capitalized lease obligations are not significant and are included in long-term debt and capital lease assets are included in property, plant and equipment.  Future minimum rental payments at September 30, 2009 were $67 million in 2010, $58 million in 2011, $50 million in 2012, $41 million in 2013, $30 million in 2014 and $59 million in 2015 and later years.  Rental expense under operating leases was as follows:

(In millions)	2009	2008	2007
Minimum rentals (including rentals under short-term leases)	$78	$59	$60
Contingent rentals	3	3	3
Sublease rental income	(6)	(1)	(2)
	$75	$61	$61

NOTE L – INCOME TAXES

A summary of the provision (benefit) for income taxes related to continuing operations follows.

(In millions)	2009	2008	2007
Current
Federal	$9	$13	$5
State	3	3	(7)
Foreign	68	26	38
	80	42	36
Deferred	-	44	22
Income tax expense	$80	$86	$58

Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes.  Ashland has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures.  As of September 30, 2009, management intends to indefinitely reinvest such earnings, which amounted to $452 million.  Because of significant foreign tax credits, it is estimated that U.S. federal income taxes of approximately $63 million would be incurred if those earnings were repatriated.  Foreign net operating loss carryforwards primarily relate to certain European operations and generally may be carried forward.  U.S. state net operating loss carryforwards relate to operational losses within certain states and generally may be carried forward.  Temporary differences that give rise to significant deferred tax assets and liabilities as of September 30 follow.

(In millions)	2009	2008
Deferred tax assets
Employee benefit obligations	$431	$124
Environmental, self-insurance and litigation reserves (net of receivables)	247	78
Credit carryforwards (a)	152	-
Foreign net operating loss carryforwards (b)	106	29
State net operating loss carryforwards (c)	101	-
Federal capital loss carryforwards (d)	73	-
Compensation accruals	79	75
Uncollectible accounts receivable	12	9
Other items	80	56
Valuation allowances (e)	(306)	(26)
Total deferred tax assets	975	345
Deferred tax liabilities
Property, plant and equipment	295	75
Goodwill and other intangibles (f)	277	10
Investment in unconsolidated affiliates	127	10
Total deferred tax liabilities	699	95
Net deferred tax asset	$276	$250

NOTE L – INCOME TAXES (continued)

(a)
Consists of foreign tax credits of $134 million expiring over 2012 to 2018, alternative minimum tax credits of $11 million with no expiration and research and development credits of $7 million expiring over 2022 to 2029.

(b)	Foreign net operating loss carryforwards will expire in future years as follows: $1 million in 2010, $1 million in 2011 and the remaining balance in other future years.
(c)	State net operating loss carryforwards will expire in future years as follows: $42 million in 2010, $30 million in 2011 and the remaining balance in other future years.
(d)	Federal capital loss carryforwards will expire in 2014.
(e)	Valuation allowances primarily relate to the realization of recorded tax benefits on U.S. federal, state and foreign net operating loss carryforwards as well as capital losses.
(f)	The total amount of goodwill as of September 30, 2009 expected to be deductible for tax purposes is $110 million.

Ashland’s income tax expense for 2009, 2008 and 2007 included $29 million of tax expense, $9 million of tax benefit and $9 million of tax expense, respectively, due to the resolution of domestic and foreign tax matters and the reevaluation of income tax reserves related to tax positions taken in prior years.  During 2007, Ashland recorded a $15 million tax benefit related to dividends held within the employee stock ownership plan, primarily due to the special dividend of $10.20 paid on October 25, 2006 as part of the distribution to shareholders of a substantial portion of the APAC divestiture proceeds.  For further information on this special dividend, see Note M.

The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.  The foreign components of income from continuing operations disclosed below exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2009	2008	2007
Income (loss) from continuing operations before income taxes
United States	$30	$174	$163
Foreign	128	87	96
	$158	$261	$259

Income taxes computed at U.S. statutory rate (35%)	$55	$91	$91
Increase (decrease) in amount computed resulting from
Resolution and reevaluation of tax positions	29	(9)	9
Auction rate securities valuation allowance	8	-	-
Life insurance loss (income)	2	9	(7)
Claim for research and development credits	(9)	(1)	(3)
(Gain) loss on divestitures	(4)	(7)	1
Net impact of foreign results	(2)	5	(2)
Deductible dividends under employee stock ownership plan	-	(1)	(15)
Other items	1	(1)	(16)
Income tax expense	$80	$86	$58

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50-percent likelihood of being realized.  Ashland had $125 million and $79 million of unrecognized tax benefits, of which $48 million and $47 million relates to discontinued operations, at September 30, 2009 and 2008, respectively.  As of September 30, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate for continuing and discontinued operations was $93 million.  The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.  Recognition of these tax benefits would not have an impact on the effective tax rate.  Ashland includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Consolidated Balance Sheets.

Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the Statements of Consolidated Income and such interest and penalties totaled $12 million and $3 million in 2009 and 2008, respectively.  Ashland had $38 million and $15 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2009 and 2008, respectively.

During the twelve month period ended September 30, 2009, changes in unrecognized tax benefits were as follows.

(In millions)
Balance at October 1, 2008	$79
Increases related to positions taken on items from prior years	21
Decreases related to positions taken on items from prior years	(7)
Increases related to assumed Hercules positions in the current year	35
Increases related to positions taken in the current year	29
Lapse of statute of limitations	(9)
Settlement of uncertain tax positions with tax authorities	(23)
Balance at September 30, 2009	$125

It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlement of ongoing audits, which may have a material affect on the Consolidated Financial Statements.

Ashland or one of it subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Foreign taxing jurisdictions significant to Ashland include Australia, Canada, Switzerland and the Netherlands.  Ashland is subject to U.S. federal and state income tax examinations by tax authorities for periods after July 1, 2005.  With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 1999.

MAP Transaction tax matters

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

As a result of the structure of the MAP Transaction, Marathon became primarily responsible for certain of Ashland’s federal and state tax obligations for positions taken prior to June 30, 2005.  However, pursuant to the terms of the TMA, Ashland has agreed to indemnify Marathon for any obligations which arise from those positions.  Adjustments made to these liabilities are recorded as a component of selling, general and administrative expenses within the Statements of Consolidated Income.  Ashland recorded $2 million of income relating to these items during 2008.

NOTE M – CAPITAL STOCK

On November 13, 2008, Ashland completed its acquisition of Hercules.  As part of the consideration to acquire the 112.7 million shares of outstanding Hercules Common Stock on that date, Ashland issued 10.5 million shares of Ashland Common Stock valued, as of the announcement date, at $450 million.  See Note B for more information on the Hercules acquisition.

On September 14, 2006, Ashland’s Board of Directors authorized the distribution of a substantial portion of the proceeds of the sale of APAC to Ashland shareholders as a one-time special dividend.  Each shareholder of record as of October 10, 2006, received $10.20 per share, for a total of $674 million.  This amount was accrued as dividends payable in the Consolidated Balance Sheet at September 30, 2006 and was subsequently paid during 2007.  Substantially all of the remaining proceeds were used to repurchase Ashland Common Stock and on September 14, 2006, Ashland’s Board of Directors also authorized the purchase of up to 7 million shares.

Ashland did not repurchase any shares during 2009 and 2008, but did repurchase 4.7 million shares for $288 million during 2007 pursuant to the repurchase program previously discussed.  The stock repurchase actions were consistent with certain representations of intent made to the Internal Revenue Service with respect to the transfer of MAP.

At September 30, 2009, 9.8 million common shares are reserved for issuance under stock incentive and deferred compensation plans.

NOTE N – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted SARs, performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value over time or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  The components of Ashland’s pretax stock-based awards (net of forfeitures), which is included in the selling, general and administrative expense caption of the Statements of Consolidated Income, and associated income tax benefits are as follows:

(In millions)	2009	2008	2007
SARs	$4	$7	$7
Performance share awards	2	3	6
Nonvested stock awards	2	2	3
	$8	$12	$16

Income tax benefit	$3	$5	$6

Stock Appreciation Rights (SARs)

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years after the date of grant.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.  The following table illustrates the weighted-average of key assumptions used within the Black-Scholes option-pricing model.  The risk free interest rate assumption was based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the instrument.  The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.  The volatility assumption was calculated by utilizing an unbiased standard deviation of Ashland’s common stock closing price for the past five years.  The expected life is based on historical data and is not necessarily indicative of exercise patterns that may occur.

(In millions except per share data)	2009	2008	2007
Weighted-average fair value per share of SARs granted	$2.90	$12.62	$17.67
Assumptions (weighted-average)
Risk-free interest rate	2.1%	3.8%	4.2%
Expected dividend yield	2.9%	2.1%	1.7%
Expected volatility	38.5%	25.8%	27.3%
Expected life (in years)	5.0	5.0	5.0

A progression of activity and various other information relative to SARs and previously issued and vested stock options is presented in the following table.

	2009			2008			2007
(In thousands except per share data)	Number of common shares	Weighted- average exercise price per share		Number of common shares	Weighted- average exercise price per share		Number of common shares	Weighted- average exercise price per share
Outstanding - beginning of year (a)	2,888	$43.92		2,674	$36.07		2,602	$41.56
Granted	1,350	10.49		434	53.33		482	65.78
Exercised	(405)	22.56		(173)	35.37		(829)	31.15
Converted Hercules options (b)	939	31.54		-	-		-	-
Forfeitures and expirations (b)	(869)	37.13		(47)	52.51		(36)	53.63
Special dividend adjustment (c)	-	-		-	-		455	-
Outstanding - end of year (a)	3,903	33.10	(b)	2,888	43.92	(b)	2,674	41.99	(b)
Exercisable - end of year	2,294	42.67		2,234	39.91		2,064	36.07

(a)
Exercise prices per share for SARs and options outstanding at September 30, 2009 ranged from $9.49 to $19.81 for 1,537,000 shares, $21.43 to $25.71 for 278,000 shares, from $32.28 to $38.47 for 587,000 shares, from $42.58 to $49.79 for 654,000 shares, and from $53.33 to $65.78 for 847,000 shares.  The weighted-average remaining contractual life of outstanding SARs and stock options was 8.1 years and exercisable SARs and stock options was 6.3 years.

(b)	As part of the Hercules acquisition, Ashland converted certain Hercules options into Ashland options at equivalent exercise stock price values, of which a significant amount expired during 2009.
(c)
As described in Note M, Ashland distributed a special $10.20 dividend to each shareholder of record as of October 10, 2006.  Adjustments were made to outstanding grants of SARs and stock options to maintain their intrinsic values.  The number of shares was increased by a factor of 1.18 and the exercise prices were decreased by a factor of .85.  These adjustments did not result in an increase in the fair value of outstanding grants or any adjustment to expense recognition.

The total intrinsic value of SARs and stock options exercised was $5 million in 2009, $5 million in 2008 and $28 million in 2007.  The actual tax benefit realized from the exercised SARs and stock options was $2 million in 2009, $2 million in 2008 and $12 million in 2007.  The total grant date fair value of SARs and stock options that vested during 2009, 2008 and 2007 was $5 million, $7 million and $2 million, respectively.  As of September 30, 2009, there was $4 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  As of September 30, 2009, the aggregate intrinsic value of outstanding SARs and stock options was $57 million and exercisable SARs and stock options was $15 million.

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

A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2009		2008		2007
(In thousands except per share data)	Number of common shares	Weighted- average grant date fair value	Number of common shares	Weighted- average grant date fair value	Number of common shares	Weighted- average grant date fair value
Nonvested - beginning of year	300	$40.86	424	$40.28	453	$39.19
Granted	191	13.08	18	56.74	32	63.99
Vested	(227)	32.48	(136)	39.34	(56)	43.70
Forfeitures	(10)	62.06	(6)	59.62	(5)	55.71
Nonvested - end of year	254	26.59	300	40.86	424	40.28

The total fair value of nonvested stock awards that vested during 2009, 2008 and 2007 was $7 million, $7 million and $3 million, respectively.  As of September 30, 2009, there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

Performance shares

Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Ashland believes that the focus on relative performance encourages management to make decisions that create shareholder value.  Awards are granted annually, with each award covering a three-year performance cycle.  Historically, each performance share/unit is convertible to one share of Ashland Common Stock or cash.  As a result, these plans were recorded as a liability in the Consolidated Balance Sheets within the other noncurrent liabilities caption.  As of September 30, 2008 the recorded liability for these plans was $2 million.  Effective with the 2007-2009 grant, all performance shares granted are payable only in Ashland Common Stock.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.

NOTE N – STOCK INCENTIVE PLANS (continued)

The following table shows the performance shares/units granted for all plans that award Ashland Common Stock.

(In thousands)	Performance period	Target shares granted	(a)	Weighted- average fair value per share
Fiscal Year 2009	October 1, 2008 - September 30, 2011	286		$7.99
Fiscal Year 2008	October 1, 2007 - September 30, 2010	118		$50.55
Fiscal Year 2007	October 1, 2006 - September 30, 2009	142		$72.52

(a)	At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of the target shares granted.

The fair value of the ROI portion of the performance share awards is equal to the fair market value of Ashland’s Common Stock on the date of the grant discounted for the dividends forgone during the vesting period of the three-year performance cycle.  Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied.  The fair value of the TSR portion of the performance share awards is calculated using a Monte Carlo simulation valuation model using key assumptions included in the following table.  Compensation cost is recognized over the requisite service period regardless of whether the market condition is satisfied.

	2009	2008	2007
Risk-free interest rate	0.9% - 1.2%	3.5% - 3.7%	4.7% - 5.0%
Expected dividend yield	2.2%	1.7%	1.8%
Expected life (in years)	3.0	3.0	3.0
Expected volatility	43.6%	26.3%	24.4%

The performance share awards expense for all plans that award Ashland Common Stock during 2009, 2008 and 2007 was $2 million $4 million and $2 million, respectively.  The following table shows changes in nonvested performance shares/units for all plans that award Ashland Common Stock.

	2009		2008		2007
(In thousands except per share data)	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Nonvested - beginning of year	227	$61.87	119	$72.52	-	$-
Granted	286	7.99	118	50.55	142	72.52
Forfeitures	(21)	29.62	(10)	54.94	(23)	72.52
Nonvested - end of year	492	31.77	227	61.87	119	72.52

As of September 30, 2009, there was $3 million of total unrecognized compensation costs related to nonvested performance share awards.  That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

NOTE O – EMPLOYEE BENEFIT PLANS

Pension plans

Ashland and its subsidiaries sponsor contributory and noncontributory qualified defined benefit pension plans that cover a majority of employees in the United States and in a number of other countries.  In addition, Ashland has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  Ashland funds the costs of the non-qualified plans as the benefits are paid.  Pension obligations for employees of non-U.S. consolidated subsidiaries are provided for by depositing funds with trustees or by book reserves in accordance with local practices and regulations of the respective countries.

In November 2008, in conjunction with the purchase of Hercules, Ashland assumed $207 million of net liabilities associated with qualified and non-qualified defined benefit pension plans, which had a projected benefit obligation of

$1,521 million.  Effective September 30, 2009, Ashland’s U.S. qualified plan was merged into the Hercules U.S. qualified plan and renamed the Ashland Hercules Pension Plan.  The plan assumed all assets and liabilities of the former Ashland Plan; however, until further amended, the benefits of the applicable employees under the Ashland Plan and Hercules Plan will remain unchanged from those in place prior to the merger of the plans.

Prior to January 1, 2005, benefits under the assumed Hercules U.S. pension plans generally were based on employees’ years of service and compensation at the point of retirement.  On this date the plan was closed for new participants and the calculation formula was adjusted for the remaining participants from “final pay” to “modified career average pay.”

Prior to July 1, 2003, benefits under Ashland’s legacy U.S. pension plans generally were based on employees’ years of service and compensation during the years immediately preceding their retirement.  Although certain changes were implemented on that date, the pension benefits of employees with at least ten years of service were not affected.  As of July 1, 2003, the pension benefits of affected employees were converted to cash balance accounts.  Such employees received an initial account balance equal to the present value of their accrued benefits under the previous plan on that date.  Pension benefits for these employees are based on the balances in their accounts upon retirement.

Other postretirement benefit plans

Ashland and its subsidiaries sponsor health care and life insurance plans for eligible employees in the U.S. and Canada who retire or are disabled.  Ashland’s retiree life insurance plans are noncontributory, while Ashland shares the costs of providing health care coverage with its retired employees through premiums, deductibles and coinsurance provisions.  Ashland funds its share of the costs of the postretirement benefit plans as the benefits are paid.

In November 2008, in conjunction with the purchase of Hercules, Ashland assumed $109 million of liabilities associated with postretirement plans.  The assumed postretirement health care plans include a limit on Ashland’s share of costs for recent and future retirees.  The assumed pre-65 health care cost trend rate as of September 30, 2009 was an initial rate of 8% in 2009 reducing to 5% in 2012 and thereafter.  The assumed post-65 health care cost trend rate as of September 30, 2009 was an initial rate of 12% in 2009 reducing to 5% in 2016 and thereafter.  The assumptions used to project the liability anticipate future cost-sharing changes to the written plans that are consistent with the increase in health care cost.  U.S. employees from Hercules hired after December 31, 2002 are ineligible for retiree life insurance or postretirement health care benefits.

On July 1, 2003, Ashland implemented changes in the way it shares the cost of health care coverage with future retirees in its legacy plan.  These changes did not affect the previous cost-sharing program for retirees or for employees meeting certain qualifications at that date.  However, Ashland did amend that program to limit its annual per capita costs to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred after January 1, 2004.  Under a previous amendment, base year costs were limited to the amounts incurred in 1992, plus annual increases of up to 4.5% per year thereafter.  As a result, health care cost trend rates have no significant effect on the amounts reported for the health care plans.  Premiums for retiree health care coverage are equivalent to the excess of the estimated per capita costs over the amounts borne by Ashland.

Employees who were employed on June 30, 2003 who did not meet the required qualifications were allocated notional accounts that can only be used to pay all or part of the premiums for retiree health care coverage.  Such premiums represent the full costs of providing that coverage, without any subsidy from Ashland.  Employees must meet certain requirements upon separation in order to have access to their notional accounts.  Retirees will continue to have access to Ashland coverage after their notional accounts are exhausted, but they will be responsible for paying the full premiums.  New hires after June 30, 2003 will have access to any retiree health care coverage that may be provided, but will have no Ashland company funds available to help pay for such coverage.

Obligations and funded status

Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan.  In accordance with U.S. GAAP, Ashland recognizes the unfunded status of the plans as a liability in the Consolidated Balance Sheets.  Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2009 and 2008 follow.

NOTE O – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension plans		benefit plans
(In millions)	2009	2008	2009	2008
Change in benefit obligations
Benefit obligations at October 1	$1,343	$1,562	$180	$205
Assumed obligations from Hercules	1,521	-	109	-
Service cost	38	36	5	5
Interest cost	204	93	20	12
Participant contributions	2	2	16	11
Benefits paid	(198)	(80)	(47)	(31)
Medicare Part D Act	-	-	2	2
Actuarial loss (gain)	675	(267)	59	(24)
Foreign currency exchange rate changes	13	(8)	-	-
Other	(5)	5	-	-
Benefit obligations at September 30	$3,593	$1,343	$344	$180
Change in plan assets
Value of plan assets at October 1	$1,187	$1,505	$-	$-
Assumed plan assets from Hercules	1,318	-	-	-
Actual (loss) return on plan assets	381	(261)	-	-
Employer contributions	47	25	31	20
Participant contributions	2	2	16	11
Benefits paid	(198)	(80)	(47)	(31)
Foreign currency exchange rate changes	13	(7)	-	-
Other	(5)	3	-	-
Value of plan assets at September 30	$2,745	$1,187	$-	$-

Unfunded status of the plans	$(848)	$(156)	$(344)	$(180)
Amounts recognized in the balance sheet
Noncurrent benefit assets	$32	$-	$-	$-
Current benefit liabilities	(11)	(6)	(29)	(14)
Noncurrent benefit liabilities	(869)	(150)	(315)	(166)
Net amount recognized	$(848)	$(156)	$(344)	$(180)
Weighted-average plan assumptions
Discount rate	5.82%	7.81%	5.50%	7.78%
Rate of compensation increase	3.67%	3.73%	-	-

At September 30, 2009 and 2008, the amounts recognized in accumulated other comprehensive income, regulatory assets and regulatory liabilities, before income tax benefits, are shown in the following table.

	Pension		Postretirement
(In millions)	2009	2008	2009	2008
Net actuarial loss (gain)	$715	$258	$-	$(66)
Prior service cost (credit)	5	5	(20)	(23)
Benefit obligations at September 30	$720	$263	$(20)	$(89)

The accumulated benefit obligation for all pension plans was $3,428 million at September 30, 2009 and $1,245 million at September 30, 2008.  Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2009			2008
		Non-			Non-
	Qualified	qualified		Qualified	qualified
(In millions)	plans (a)	plans	Total	plans (a)	plans	Total
Projected benefit obligation	$3,137	$144	$3,281	$44	$75	$119
Accumulated benefit obligation	3,008	134	3,142	41	67	108
Fair value of plan assets	2,403	-	2,403	15	-	15

(a)	Includes qualified U.S. and non-U.S. pension plans.

Plan assets

The expected long-term rate of return on U.S. pension plan assets for 2009 was 8.25%.  The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

Ashland’s U.S. pension plan assets are managed by outside investment managers, which are monitored monthly against investment return benchmarks and Ashland’s established investment strategy.  Ashland’s investment strategy is designed to promote diversification, to moderate volatility and to balance the expected long-term rate of return with an acceptable risk level.  Investment managers are selected based on an analysis of, among other things, their investment process, historical investment results, frequency of management turnover, cost structure and assets under management.  Assets are periodically reallocated between investment managers to maintain an appropriate asset mix, diversification of investments and to optimize returns.

Ashland’s historical investment strategy has been to strive for an asset mix that is allocated approximately 30% to long-term fixed income and 70% to instruments believed to provide growth rates greater than liabilities.  During the beginning of 2009, Ashland shifted the investment strategy towards a greater allocation of fixed income securities to capitalize on the high rates of return available at that time.  Since then, rates of return for these instruments have decreased substantially, allowing the plan to realize appropriate risk-adjusted returns.  In November 2009, Ashland began the process of reallocating out of fixed income to other investments that historically have had greater returns than those currently available in long-term fixed income instruments.

Ashland’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations.  The weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2009 and 2008 by asset category follow.

		Actual at September 30
(In millions)	Target	2009	2008
Plan assets allocation
Equity securities	55 - 75%	11%	55%
Debt securities	25 - 35%	75%	29%
Other	5 - 15%	14%	16%
		100	100%

Components of net periodic benefit costs

The plan amendments in 2003 previously discussed under other postretirement benefit plans reduced Ashland’s accrued obligations under those plans, and the reductions are being amortized to income over future periods.  Such amortization reduced Ashland’s net periodic benefit costs for other postretirement benefits by $4 million in 2009, $4 million in 2008 and $4 million in 2007.  At September 30, 2009, the remaining unrecognized prior service credit resulting from the changes amounted to $21 million, and will reduce future costs by approximately $4 million annually through 2014.

The following table summarizes the components of pension and other postretirement benefit costs, and the assumptions used to determine net periodic benefit costs for the plans.

	Pension benefits			Other postretirement benefits
(In millions)	2009	2008	2007	2009	2008	2007
Net periodic benefit costs
Service cost	$38	$36	$37	$5	$5	$4
Interest cost	204	93	87	20	12	11
Curtailment	-	-	-	-	-	3
Special termination benefits	-	-	8	-	-	-
Expected return on plan assets	(180)	(113)	(102)	-	-	-
Amortization of prior service cost (credit)	-	-	-	(3)	(3)	7
Amortization of net actuarial loss (gain)	15	5	17	(5)	(3)	(3)
	$77	$21	$47	$17	$11	$22
Weighted-average plan assumptions (a)
Discount rate	7.81%	6.16%	5.66%	7.78%	5.96%	5.64%
Rate of compensation increase	3.73%	3.74%	3.74%	-	-	-
Expected long-term rate of
return on plan assets	7.97%	7.62%	7.58%	-	-	-

NOTE O – EMPLOYEE BENEFIT PLANS (continued)

(a)
The plan assumptions disclosed are a blended weighted-average rate for Ashland’s U.S. and non-U.S. plans.  The U.S. pension plan represented approximately 86% of the projected benefit obligation at September 30, 2009.  Other postretirement benefit plans consist of U.S. and Canada, with the U.S. plan representing approximately 95% of the accumulated postretirement benefit obligation at September 30, 2009.  Non-U.S. plans use assumptions generally consistent with those of U.S. plans.

The following table shows other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income.

	Pension		Postretirement
(In millions)	2009	2008	2009	2008
Net actuarial (gain) loss	$472	$104	$61	$(24)
Prior service cost	-	3	-	-
Reversal of amortization item:
Net actuarial gain (loss)	(15)	(5)	5	3
Prior service credit	-	-	3	3
Total	$457	$102	$69	$(18)

Total recognized in net periodic benefit cost
and accumulated other comprehensive income	$534	$123	$86	$(7)

The following table shows the amounts in accumulated other comprehensive income at September 30, 2009 that are expected to be recognized as components of net periodic benefit cost (income) during the next fiscal year.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
Net actuarial loss (gain)	$46	$(1)
Prior service cost (credit)	1	(3)
Total	$47	$(4)

Cash flows

In fiscal 2010, Ashland expects to contribute $31 million to its non-U.S. pension plans and $110 million to its U.S. pension plans, $10 million in cash and $100 million in Ashland Common Stock.  The Ashland Common Stock contribution was made in November 2009.  The Pension Protection Act of 2006, enacted in August 2006, introduced new minimum funding requirements that became effective for Ashland during fiscal 2009.  As a result, Ashland’s required contributions to its non-U.S. and U.S. pension plans may vary in the future.

The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five years and in aggregate for five years thereafter.

		Other postretirement benefits
	Pension	With Medicare	Without Medicare
(In millions)	benefits	Part D subsidy	Part D subsidy
2010	$199	$29	$33
2011	205	30	34
2012	212	29	34
2013	220	29	34
2014	226	29	34
2015-2019	1,268	138	168

Other plans

Ashland sponsors qualified savings plans to assist eligible employees in providing for retirement or other future needs.  Under such plans, company contributions amounted to $19 million in 2009, $17 million in 2008 and $18 million in 2007.  Ashland also sponsors various other benefit plans, some of which are required by different countries.  The assumed liability of these plans from the Hercules acquisition totaled $4 million.  The total noncurrent liabilities associated with these plans were $30 million and $28 million as of September 30, 2009 and 2008, respectively.

NOTE P – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos litigation

Ashland and Hercules, a wholly owned subsidiary of Ashland, have liabilities from claims alleging personal injury caused by exposure to asbestos.  To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A).  The methodology used by HR&A to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense.  The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley, a former subsidiary.

Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Ashland asbestos claims activity, excluding Hercules claims, follows.

(In thousands)	2009	2008	2007
Open claims - beginning of year	115	134	162
New claims filed	2	4	4
Claims settled	(1)	(2)	(2)
Claims dismissed	(16)	(21)	(30)
Open claims - end of year	100	115	134

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2009	2008	2007
Asbestos reserve - beginning of period	$572	$610	$635
Reserve adjustment	5	2	5
Amounts paid	(34)	(40)	(30)
Asbestos reserve - end of period	$543	$572	$610

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.

During the most recent update completed during 2009, it was determined that the reserve adjustment for asbestos claims should be increased by $5 million.  Total reserves for asbestos claims were $543 million at September 30, 2009 compared to $572 million at September 30, 2008.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 62% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 83% have a credit rating of B+ or higher by A. M. Best, as of September 30, 2009.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from

NOTE P – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.

At September 30, 2009, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $422 million (excluding the Hercules receivable for asbestos claims), of which $64 million relates to costs previously paid.  Receivables from insurers amounted to $458 million at September 30, 2008.  During 2009, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update along with potential settlement adjustments resulted in an additional $8 million net increase in the receivable for probable insurance recoveries.

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

November 13, 2008
through
(In thousands)	September 30, 2009
Open claims - November 13, 2008	27
New claims filed	1
Claims settled	-
Claims dismissed	(7)
Open claims - end of period	21

A progression of activity in the asbestos reserve is presented in the following table.

November 13, 2008
through
(In millions)	September 30, 2009
Asbestos reserve - November 13, 2008	$233
Purchase accounting reserve adjustment	261
Amounts paid	(10)
Asbestos reserve - end of period	$484

In November 2008, Ashland completed its acquisition of Hercules.  At that time, Hercules’ recorded reserve for asbestos claims was $233 million for indemnity costs.  Hercules’ accounting policy in recording reserves for asbestos claims was to reserve at the lowest level of an estimated range of exposure for indemnity claims, excluding estimates of future litigation defense costs.  Ashland’s accounting policy in recording reserves for asbestos claims is to include amounts for the best estimate of projected indemnity and litigation defense costs, which generally approximates the mid-point of the estimated range of exposure from model results.  As a result, Ashland recorded a $105 million increase to the asbestos reserve for Hercules to include projected defense costs.  To do so, Ashland utilized several internal models that it employs to estimate defense costs associated with asbestos claims.

During 2009, Ashland included the Hercules claims within its annual assessment of these matters, which includes running various non-inflated, non-discounted approximate 50-year models developed with the assistance of HR&A and determining from the range of estimates in the models the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  Based on Ashland’s assessment of the best estimate of the range of exposure from the most recent model results, an additional $156 million increase was recorded, which was accounted for as an adjustment to Hercules’ opening balance sheet because the adjustment related to claims that had been incurred as of the acquisition date.

Total reserves for Hercules asbestos claims were $484 million at September 30, 2009.  Due to the number and diversity of Hercules asbestos claims outstanding as of the acquisition date and how reliant the 50-year models are on the accuracy of the claim data, Ashland’s review of the underlying claim files as part of transitioning to a standardized claims management approach remains in process.  Ashland anticipates this will be finalized during the first part of fiscal 2010.  Once the review of the underlying claim files is completed, a final assessment of the Hercules asbestos claims liability will be determined and any subsequent adjustment to the opening balance sheet will be recorded during 2010 in the period determined.  The amounts recorded as of September 30, 2009 represent Ashland's best estimate of the liability based on the current status of the underlying claim files review.

As of Ashland’s acquisition date of Hercules, all of the cash previously recovered and placed into a trust from the settlements with certain of Hercules’ insurance carriers had been exhausted.  With the addition of estimated defense and indemnity costs, the total Hercules asbestos reserve exceeded the amount needed to obtain reimbursements pursuant to coverage-in-place agreements with certain other insurance carriers.  Accordingly, Ashland initially estimated at the acquisition date the amount of future projected costs that will be reimbursable by such insurance using a similar methodology as performed on the historical Ashland asbestos liability and recorded a $35 million receivable within the noncurrent asbestos insurance receivable caption of the Consolidated Balance Sheet.  Upon completion of the annual update during 2009, the receivable was increased by $84 million reflecting the increase in liability from the updated model incorporated within Ashland’s complete valuation process.  As of September 30, 2009, the receivables from insurers amounted to $118 million.  This estimated receivable exclusively consists of domestic insurers, of which approximately 97% have a credit rating of B+ or higher by A.M. Best, as of September 30, 2009.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $800 million for the Ashland asbestos-related litigation and approximately $800 million for the Hercules asbestos-related litigation (or approximately $1.6 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Environmental remediation and asset retirement obligations

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2009, such locations included 94 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 162 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,220 service station properties, of which 160 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $221 million at September 30, 2009 compared to $149 million at September 30, 2008, of which $169 million at September 30, 2009 and $112 million at September 30, 2008 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.  As a result of the Hercules acquisition on November 13, 2008, Ashland assumed all Hercules’ environmental and asset retirement obligation contingencies.  Hercules’ obligations assumed by Ashland were $100 million, which includes an increase of $22 million for different remediation approaches than previously assumed under Hercules’ valuation models.

NOTE P – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

The following table provides a reconciliation of the changes in the environmental remediation reserves during 2009.

(In millions)
Balance at October 1, 2008	$149
Inherited Hercules obligations	100
Disbursements, net of cost recoveries	(47)
Revised obligation estimates and accretion	18
Foreign currency translation	1
Balance at September 30, 2009	$221

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland discounts certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2009 and 2008, Ashland’s recorded receivable for these probable insurance recoveries was $35 million and $40 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $15 million, $11 million in 2008 and $15 million in 2007.  Environmental remediation expense, net of insurance receivables, was $13 million in 2009, $7 million in 2008 and $7 million in 2007.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites is approximately $375 million, which includes the Hercules sites.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable.  For more information on these claims, see the Legal Proceedings section of Form 10-K (Part I, Item 3).

NOTE Q – SEGMENT INFORMATION

Following the Hercules acquisition, Ashland’s businesses are managed along five industry segments:  Functional Ingredients, Water Technologies, Performance Materials, Consumer Markets and Distribution.

Functional Ingredients is one of the world’s largest producers of cellulose ethers and pale wood rosin derivatives.  It provides specialty additives and functional ingredients that manage the physical properties of aqueous (water-based) and nonaqueous systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

Water Technologies is a leading global producer of papermaking chemicals and a leading specialty chemicals supplier to the pulp, paper, commercial and institutional, food and beverage, chemical, mining and municipal markets.  Its process, water treatment and functional chemistries are used to improve operational efficiencies, enhance product quality, protect plant assets, and ensure environmental compliance.

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.

Consumer Markets, which includes the Valvoline® family of products and services, is a leading innovator, marketer and supplier of high-performing automotive lubricants, chemicals and appearance products.  Valvoline, the world’s first lubricating oil, is the number three passenger car motor oil brand, and Valvoline Instant Oil Change represents the number two quick-lube franchise in the United States.

Distribution is a leading plastics and chemicals distributor in North America. It distributes chemicals, plastics and composite raw materials in North America, as well as plastics in Europe and China.  Ashland Distribution also provides environmental services in North America, including hazardous and nonhazardous waste collection, recovery, recycling and disposal services.

The following table presents for each segment the sales and operating revenue and operating income for 2009, 2008, and 2007 and total assets as of September 30, 2009 and 2008.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  During 2009, Ashland began fully allocating significant actual corporate costs, as opposed to budgeted expenditures which was utilized in prior periods, except for certain specific company-wide restructuring activities that were significant, such as the current restructuring plan related to the Hercules acquisition described in Note D, and other costs or adjustments that relate to former businesses that Ashland no longer operates.  To align prior period results to the current period presentation, Ashland reclassified certain depreciation and amortization charges in 2008 and 2007 that were previously presented within the unallocated and other section to the applicable reporting segments that were originally allocated these corporate charges.

Information about Ashland’s domestic and international operations follows.  Ashland has no material operations in any individual international country and no single customer represented more than 10% of sales and operating revenues in 2009, 2008 or 2007.

	Revenues from					Property, plant
	external customers			Net assets		and equipment - net
(In millions)	2009	2008	2007	2009	2008	2009	2008
United States	$5,083	$5,549	$5,188	$609	$2,226	$1,205	$759
International	3,023	2,832	2,597	2,975	976	891	336
	$8,106	$8,381	$7,785	$3,584	$3,202	$2,096	$1,095

NOTE Q – SEGMENT INFORMATION (continued)

Ashland Inc. and Consolidated Subsidiaries
Segment Information
Years Ended September 30

(In millions)	2009	2008	2007
Sales and operating revenues
Functional Ingredients	$812	$-	$-
Water Technologies	1,652	893	818
Performance Materials	1,106	1,621	1,580
Consumer Markets	1,650	1,662	1,525
Distribution	3,020	4,374	4,031
Intersegment sales (a)
Functional Ingredients	(10)	-	-
Water Technologies	(3)	-	(2)
Performance Materials	(105)	(151)	(154)
Consumer Markets	-	(6)	(1)
Distribution	(16)	(12)	(12)
	$8,106	$8,381	$7,785
Equity income
Functional Ingredients	$-	$-	$-
Water Technologies	1	1	1
Performance Materials	6	16	10
Consumer Markets	8	5	4
Distribution	-	-	-
Unallocated and other	(1)	1	-
	14	23	15
Other income
Functional Ingredients	-	-	-
Water Technologies	1	2	3
Performance Materials	6	3	4
Consumer Markets	8	7	8
Distribution	4	3	3
Unallocated and other	5	16	16
	24	31	34
	$38	$54	$49
Operating income (loss)
Functional Ingredients	$36	$-	$-
Water Technologies	78	10	16
Performance Materials	1	52	89
Consumer Markets	252	83	86
Distribution	52	51	41
Unallocated and other	(29)	17	(16)
	$390	$213	$216
Assets
Functional Ingredients	$2,782	$-	$-
Water Technologies	1,919	495	514
Performance Materials	995	1,080	997
Consumer Markets	819	750	751
Distribution	847	1,090	1,218
Unallocated and other	2,085	2,356	2,206
	$9,447	$5,771	$5,686

(a)	Intersegment sales are accounted for at prices that approximate market value.

Ashland Inc. and Consolidated Subsidiaries
Segment Information (continued)
Years Ended September 30

(In millions)	2009	2008	2007
Investment in equity affiliates
Functional Ingredients	$-	$-	$-
Water Technologies	4	3	4
Performance Materials	54	59	49
Consumer Markets	18	15	14
Distribution	-	-	-
Unallocated and other	3	4	6
	$79	$81	$73
Operating income not affecting cash
Depreciation and amortization
Functional Ingredients (a)	$106	$-	$-
Water Technologies (a)	99	29	29
Performance Materials	63	46	39
Consumer Markets	36	35	34
Distribution	28	28	25
Unallocated and other	7	7	6
	339	145	133
Other noncash items
Functional Ingredients	33	-	-
Water Technologies	11	1	-
Performance Materials	4	(4)	7
Consumer Markets	4	-	7
Distribution	7	2	3
Unallocated and other	-	27	19
	59	26	36
	$398	$171	$169
Property, plant and equipment - net
Functional Ingredients	$692	$-	$-
Water Technologies (b)	362	102	108
Performance Materials	367	393	318
Consumer Markets	241	232	228
Distribution	187	205	204
Unallocated and other (b)	247	163	109
	$2,096	$1,095	$967
Additions to property, plant and equipment
Functional Ingredients	$58	$-	$-
Water Technologies	26	17	24
Performance Materials	27	48	56
Consumer Markets	33	42	28
Distribution	8	27	29
Unallocated and other	22	71	17
	$174	$205	$154

(a)	Includes, during 2009, amortization for purchased in-process research and development of $5 million within both Functional Ingredients and Water Technologies.
(b)
Fiscal 2008 and 2007 have been adjusted for the affects of the Drew Marine and corporate aircraft assets that, during 2009, have been sold or moved to held for sale classification within the Consolidated Balance Sheet.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents quarterly financial information and per share data relative to Ashland’s Common Stock.

Quarters ended	December 31		March 31		June 30		September 30
(In millions except per share data)	2008	2007	2009	2008	2009	2008	2009	(a)	2008 (b)
Sales and operating revenues	$1,966	$1,905	$1,990	$2,059	$2,037	$2,201	$2,113		$2,216
Gross profit as a percentage of sales	16.5%	16.6%	23.1%	16.2%	24.2%	16.2%	24.2%		14.4%
Operating (loss) income	(7)	46	112	52	152	87	133		28
(Loss) income from continuing
operations	(119)	38	48	72	51	66	98		(1)
Net (loss) income	(119)	33	48	72	50	72	93		(10)

Basic earnings per share
Continuing operations	$(1.73)	$.61	$.65	$1.14	$.69	$1.04	$1.32		$(.01)
Net income (loss)	(1.73)	.52	.65	1.14	.67	1.15	1.24		(.15)

Diluted earnings per share
Continuing operations	$(1.73)	$.60	$.65	$1.13	$.68	$1.03	$1.30		$(.01)
Net income (loss)	(1.73)	.52	.65	1.13	.66	1.13	1.22		(.15)

Regular cash dividends per share	$.075	$.275	$.075	$.275	$.075	$.275	$.075		$.275

Market price per common share
High	$30.13	$68.99	$12.26	$49.88	$29.99	$58.58	$45.80		$48.97
Low	8.02	45.79	5.35	39.82	10.76	47.01	23.76		26.81
(a)
Fourth quarter results include a decrease in operating income of $23 million for severance and accelerated depreciation charges associated with cost-structure efficiency initiatives as well as a pretax gain of $56 million related to the sale of Ashland’s interest in Drew Marine, a division within Water Technologies.

(b)	Fourth quarter results include a decrease in operating income of $7 million for severance costs associated with cost-structure efficiency initiatives in Performance Materials and Water Technologies.

Ashland Inc. and Consolidated Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Balance at	Provisions		Acquisition	Balance
	beginning	charged to	Reserves	and other	at end
(In millions)	of year	earnings	utilized	changes	of year
Year ended September 30, 2009
Reserves deducted from asset accounts
Accounts receivable	$33	$29	$(23)	$(1)	$38
Inventories	11	13	(3)	-	21
Tax valuation allowance	26	16	-	264	306
Year ended September 30, 2008
Reserves deducted from asset accounts
Accounts receivable	$41	$10	$(21)	$3	$33
Inventories	13	2	(4)	-	11
Tax valuation allowance	23	3	-	-	26
Year ended September 30, 2007
Reserves deducted from asset accounts
Accounts receivable	$40	$24	$(15)	$(8)	$41
Inventories	16	2	(4)	(1)	13
Tax valuation allowance	17	6	-	-	23

Ashland Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information
Years Ended September 30

(In millions except per share data)	2009	2008	2007	2006	2005
Summary of operations
Sales and operating revenues	$8,106	$8,381	$7,785	$7,233	$6,731
Costs and expenses
Cost of sales and operating expenses	6,317	7,056	6,447	6,030	5,545
Selling, general and administrative expenses	1,341	1,118	1,126	1,029	1,034
Research and development expense	96	48	45	48	45
	7,754	8,222	7,618	7,107	6,624
Equity and other income	38	54	49	44	564
Operating income	390	213	216	170	671
Net gain (loss) on divestitures	59	20	(3)	(5)	1,284
Loss on early retirement of debt	-	-	-	-	(145)
Net interest and other financing (expense) income	(205)	28	46	47	(82)
Other expenses	(86)	-	-	-	-
Income from continuing operations
before income taxes	158	261	259	212	1,728
Income tax (expense) benefit	(80)	(86)	(58)	(29)	230
Income from continuing operations	78	175	201	183	1,958
(Loss) income from discontinued operations	(7)	(8)	29	224	46
Net income	$71	$167	$230	$407	$2,004

Balance sheet information (as of September 30)
Current assets	$2,473	$3,026	$3,276	$4,250	$3,757
Current liabilities	1,566	1,230	1,152	2,041	1,545
Working capital	$907	$1,796	$2,124	$2,209	$2,212

Total assets	$9,447	$5,771	$5,686	$6,590	$6,815

Short-term debt	$23	$-	$-	$-	$-
Long-term debt (including current portion)	1,590	66	69	82	94
Stockholders’ equity	3,584	3,202	3,154	3,096	3,739
Capital employed	$5,197	$3,268	$3,223	$3,178	$3,833

Cash flow information
Cash flows from operating activities from
continuing operations	$1,027	$478	$189	$145	$(76)
Additions to property, plant and equipment	174	205	154	175	180
Cash dividends	22	69	743	78	79

Common stock information
Basic earnings per share
Income from continuing operations	$1.08	$2.78	$3.20	$2.57	$26.85
Net income	0.98	2.65	3.66	5.73	27.49
Diluted earnings per share
Income from continuing operations	1.07	2.76	3.15	2.53	26.23
Net income	0.96	2.63	3.60	5.64	26.85
Regular cash dividends per share	0.30	1.10	1.10	1.10	1.10
Special cash dividend per share - Note M	-	-	10.20	-	-