Form 10-Q
period 2009-12-31
ASHLAND INC.
filed 2010-02-05
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

At December 31, 2009, there were 78,060,533 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	December 31
(In millions except per share data - unaudited)	2009	2008	(d)

SALES	$2,020	$1,966

COSTS AND EXPENSES
Cost of sales (a)	1,534	1,641
Selling, general and administrative expenses (a)	334	317
Research and development expenses (b)	20	27
	1,888	1,985
EQUITY AND OTHER INCOME	14	12

OPERATING INCOME (LOSS)	146	(7)
Net interest and other financing expense	(41)	(28)
Net gain on divestitures	-	1
Other expenses (c)	-	(86)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	105	(120)
Income tax expense (benefit) - Note J	29	(1)
INCOME (LOSS) FROM CONTINUING OPERATIONS	76	(119)
Income from discontinued operations (net of income taxes) - Note E	10	-
NET INCOME (LOSS)	$86	$(119)

BASIC EARNINGS PER SHARE - Note K
Income (loss) from continuing operations	$.99	$(1.73)
Income from discontinued operations	.14	-
Net income (loss)	$1.13	$(1.73)

DILUTED EARNINGS PER SHARE - Note K
Income (loss) from continuing operations	$.97	$(1.73)
Income from discontinued operations	.13	-
Net income (loss)	$1.10	$(1.73)

DIVIDENDS PAID PER COMMON SHARE	$.075	$.075

(a)
The three months ended December 31, 2009 includes $2 million within the selling, general and administrative expenses caption for restructuring charges.  The three months ended December 31, 2008 includes a $26 million severance charge within the selling, general and administrative expense caption for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs and a $21 million charge recorded within the cost of sales caption for a one-time fair value assessment of Hercules inventory as of the date of the transaction.

(b)
The three months ended December 31, 2008 includes a $10 million charge related to the valuation of the ongoing research and development projects at Hercules as of the merger date.  In accordance with applicable GAAP and SEC accounting regulations, these purchased in-process research and development costs were expensed upon acquisition.

(c)	The three months ended December 31, 2008 includes a $54 million loss on currency swaps related to the Hercules acquisition and a $32 million loss on auction rate securities.
(d)	Results from the acquired operations of Hercules are included herein as of November 14, 2008 through December 31, 2008.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30	December 31
(In millions - unaudited)	2009	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$406	$352	$222
Accounts receivable (a)	1,289	1,392	1,499
Inventories - Note H	593	527	688
Deferred income taxes	101	115	103
Other current assets	32	40	121
Current assets held for sale - Note C	46	41	88
	2,467	2,467	2,721
NONCURRENT ASSETS
Auction rate securities - Note F	126	170	225
Goodwill - Note I	2,213	2,220	2,100
Intangibles - Note I	1,182	1,204	1,328
Asbestos insurance receivable (noncurrent portion) - Note O	484	510	447
Deferred income taxes	100	161	-
Other noncurrent assets	585	596	639
Noncurrent assets held for sale - Note C	60	61	91
	4,750	4,922	4,830
PROPERTY, PLANT AND EQUIPMENT
Cost	3,451	3,449	3,429
Accumulated depreciation and amortization	(1,438)	(1,391)	(1,238)
	2,013	2,058	2,191

TOTAL ASSETS	$9,230	$9,447	$9,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note G	$28	$23	$246
Current portion of long-term debt - Note G	50	53	94
Trade and other payables	834	944	871
Accrued expenses and other liabilities	439	541	505
Current liabilities held for sale - Note C	6	5	23
	1,357	1,566	1,739
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note G	1,516	1,537	2,128
Employee benefit obligations - Note L	1,118	1,214	663
Asbestos litigation reserve (noncurrent portion) - Note O	906	956	807
Deferred income taxes	-	-	236
Other noncurrent liabilities	579	590	569
	4,119	4,297	4,403

STOCKHOLDERS’ EQUITY	3,754	3,584	3,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,230	$9,447	$9,742

(a)	Accounts receivable includes an allowance for doubtful accounts of $38 million and $31 million at December 31, 2009 and 2008, respectively, and $38 million at September 30, 2009.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss) (a)	Total

BALANCE AT SEPTEMBER 30, 2008	$1	$33	$3,138	$30	$3,202
Total comprehensive (loss) income (b)			(119)	59	(60)
Regular dividend, $.075 per common share			(6)		(6)
Issuance of common shares - Note M		450			450
Issued 169,308 common shares under stock
incentive and other plans (c)		13			13
Other		1			1
BALANCE AT DECEMBER 31, 2008	$1	$497	$3,013	$89	$3,600

BALANCE AT SEPTEMBER 30, 2009	$1	$521	$3,185	$(123)	$3,584
Total comprehensive (loss) income (b)			86	(19)	67
Regular dividends, $.075 per common share			(6)		(6)
Issuance of common shares (d) - Note M		100			100
Issued 224,677 common shares under stock
incentive and other plans		9			9
BALANCE AT DECEMBER 31, 2009	$1	$630	$3,265	$(142)	$3,754

(a)
At December 31, 2009 and 2008, the after-tax accumulated other comprehensive income (loss) of ($142) million for 2009 and $89 million for 2008 was comprised of pension and postretirement obligations of $462 million for 2009 and $106 million for 2008 and net unrealized translation gains of $320 million for 2009 and $195 million for 2008.

(b)	Reconciliations of net income (loss) to total comprehensive income (loss) follow.

	Three months ended
	December 31
(In millions)	2009	2008

Net income (loss)	$86	$(119)
Pension and postretirement obligation adjustments, net of tax	-	1
Unrealized translation (loss) gain, net of tax	(19)	38
Unrealized losses on investment securities, net of tax	-	20
Total comprehensive income (loss)	$67	$(60)

(c)	Includes $10 million from fair value of Hercules stock options converted into stock options for Ashland shares.
(d)	Relates to the November 2009 voluntary pension plan contribution of approximately 3.0 million shares of Ashland Common Stock.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$86	$(119)
Income from discontinued operations (net of income taxes)	(10)	-
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities
Depreciation and amortization	80	62
Debt issuance cost amortization	6	6
Purchased in-process research and development amortization	-	10
Deferred income taxes	26	13
Equity income from affiliates	(6)	(5)
Distributions from equity affiliates	5	2
Gain from sale of property and equipment	(2)	-
Stock based compensation expense	4	2
Stock contributions to qualified savings plans	9	-
Net gain on divestitures	-	(1)
Inventory fair value adjustment related to Hercules acquisition	-	21
Loss on currency swaps related to Hercules acquisition	-	54
Loss on auction rate securities	-	32
Change in operating assets and liabilities (a)	(163)	(3)
	35	74
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(21)	(38)
Proceeds from disposal of property, plant and equipment	3	2
Purchase of operations - net of cash acquired	-	(2,082)
Proceeds from sale of operations	-	7
Settlement of currency swaps related to Hercules acquisition	-	(95)
Proceeds from sales and maturities of available-for-sale securities	44	18
	26	(2,188)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	-	2,000
Repayment of long-term debt	(25)	(601)
Proceeds from/repayments of issuance of short-term debt	6	205
Debt issuance/modification costs	-	(138)
Cash dividends paid	(6)	(6)
Proceeds from exercise of stock options	1	-
	(24)	1,460
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	37	(654)
Cash used by discontinued operations
Operating cash flows	13	5
Effect of currency exchange rate changes on cash and cash equivalents	4	(15)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54	(664)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	352	886

CASH AND CASH EQUIVALENTS - END OF PERIOD	$406	$222

(a)     Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  Results of operations for the period ended December 31, 2009, are not necessarily indicative of results to be expected for the year ending September 30, 2010.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

In November 2008, Ashland completed the acquisition of Hercules which changed Ashland’s reporting structure.  Ashland is composed of five reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), previously Hercules’ Aqualon Group, Ashland Hercules Water Technologies (Water Technologies), which includes Hercules’ Paper Technologies and Ventures segment as well as Ashland’s legacy Water Technologies segment, Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Consumer Markets), and Ashland Distribution (Distribution).  See Notes C and P for additional information on the Hercules acquisition and reporting segment results.

The preparation of Ashland’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities as well as qualifying subsequent events.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and intangible assets), employee benefit obligations, income taxes, other liabilities and associated receivables for asbestos litigation, environmental remediation and asset retirement obligations.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Ashland has evaluated the period from December 31, 2009, the date of the financial statements, through February 5, 2010, the date of the issuance and filing of the financial statements, and determined that no material subsequent events have occurred that would affect the information presented in these financial statements nor require additional disclosure.

NOTE B – NEW ACCOUNTING STANDARDS

Changes to estimates of financial statement impacts due to the adoption of new accounting standards and new accounting standards issued during the current fiscal year are included in interim financial reporting.  A detailed listing of all new accounting policies material to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

In October 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance related to separating consideration in multiple-deliverable revenue arrangements (ASC 605-25 Revenue Recognition – Multiple-Element Arrangements).  Under this guidance, multiple-deliverable arrangements will be accounted for separately (rather than as a combined unit) by selecting the best evidence of selling price among, vendor-specific objective evidence, third-party evidence or estimated selling price.  Additionally, this guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  This guidance will become effective for Ashland on October 1, 2010.  The adoption of this guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS AND DIVESTITURES

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

The total merger purchase price related to the Hercules acquisition was $2,594 million.  The total merger consideration for outstanding Hercules Common Stock was $2,096 million in cash and $450 million in Ashland Common Stock, the remaining value of the transaction related to cash consideration and value for restricted stock units, stock options and transaction costs.  Each share of Hercules Common Stock issued and outstanding immediately prior to the effective time of the Hercules acquisition was converted into the right to receive $18.60 in cash and 0.0930 of a share of Ashland Common Stock, subject to the payment of cash in lieu of fractional shares of Ashland Common Stock.  Ashland exchanged 10.5 million Ashland common shares for the 112.7 million shares of outstanding Hercules Common Stock on November 13, 2008.

The Hercules acquisition was financed in part through $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan, which was subsequently replaced in May 2009 by $650 million senior unsecured notes and $100 million in cash generated from operations.  The total debt drawn upon the closing of the completed merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash, which was used in part to extinguish $594 million of existing Hercules debt and to pay transaction fees associated with the financing facilities.

The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition, as well as adjustments that have been made as a result of ongoing valuations.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS AND DIVESTITURES (continued)

Purchase price allocation (in millions)	At November 13 2008
Assets:
Cash	$54
Accounts receivable	355
Inventory	261
Other current assets	57
Intangible assets	1,116
Goodwill	1,815
Asbestos receivable	97
Property, plant and equipment	1,059
Purchased in-process research and development	10
Other noncurrent assets	164
Liabilities:
Accounts payable	(232)
Accrued expenses	(217)
Debt	(798)
Pension and other postretirement obligations	(316)
Environmental	(106)
Asbestos	(459)
Deferred tax - net	(144)
Other noncurrent liabilities	(122)
Total purchase price	$2,594

The purchase price allocation for the acquisition was completed during the December 2009 quarter.  Adjustments made during the current quarter primarily related to asbestos liabilities and receivables, as a result of the final assessment after completion of the review of the underlying claim files, as well as certain valuation adjustments to previously recorded purchase accounting or pre-acquisition amounts within legal, environmental and income taxes.  See Note O for more information related to the assumed asbestos liabilities.  See Note I for more information related to goodwill.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS AND DIVESTITURES (continued)

Ashland has identified approximately $255 million of certain product trade names, within the Functional Ingredients and Water Technologies businesses, that have been designated as indefinite-lived assets.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands as well as their recognition worldwide in the industry.  The remaining $861 million identified finite-lived intangible assets are being amortized over their respective estimated useful lives.  Ashland determined the useful lives of the customer relationships, developed technology and product trade names to be 10 to 24 years, 5 to 20 years and 20 years, respectively.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current Hercules customer base.

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

Divestitures

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which is comprised of $60 million in cash and a $15 million promissory note from TorQuest Partners.  The Pinova business, with annual revenues of approximately $85 million a year, has approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  The transaction is not expected to have a gain or loss associated with its sale.  As part of this sale agreement, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

In August 2009, Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax, which was subsequently reduced by $4 million after giving affect to post-closing adjustments related to working capital.  Drew Marine had annual revenues of approximately $140 million a year.  The transaction resulted in a pretax gain of $56 million, which was included in the net gain on divestiture caption on the Statements of Consolidated Income for the quarter ended September 2009.  As part of this sale arrangement Ashland has agreed to continue to manufacture certain products on behalf of Drew Marine.

As a result of these divestitures, the assets and liabilities of these businesses, for both current and prior periods, have been reflected as assets and liabilities held for sale within the Condensed Consolidated Balance Sheets and are comprised of the following components:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS AND DIVESTITURES (continued)

	December 31	September 30	December 31
(In millions - unaudited)	2009	2009	2008
Accounts receivable	$13	$13	$40
Inventories	33	28	48
Current Assets	$46	$41	$88

Property, plant and equipment, net	$38	$39	$43
Goodwill and intangible assets	-	-	15
Other noncurrent assets	-	-	6
Noncurrent assets	$38	$39	$64

Trade payables	$6	$5	$22
Accrued expenses and other liabilities	-	-	1
Current liabilities	$6	$5	$23

In addition to the Drew Marine and Pinova assets, Ashland held for sale noncurrent assets of $22 million, $27 million and $22 million as of December 31, 2009 and 2008 and September 30, 2009, respectively, primarily related to corporate aircraft, non-operational properties and certain Valvoline Instant Oil Change locations.  The noncurrent assets held for sale are required to be measured at fair value on a nonrecurring basis for periods subsequent to October 1, 2009.  The fair values were based on definitive agreements of sale or other market quotes which would be considered significant unobservable market inputs (Level 3) within the fair value hierarchy.  See also Note F – Fair Value Measurements – for further information on the fair value hierarchy.

In December 2008, Ashland completed the sale of its indirectly held 33.5 percent ownership interest in FiberVisions Holdings, LLC (FiberVisions) to Snow Phipps Group, LLC (Snow Phipps), a New York-based private equity firm and the majority owner of FiberVisions for $7 million.  FiberVisions, a leading global producer of specialty fibers for nonwoven fabrics and textile fibers used in consumer and industrial products, was acquired by Ashland as part of the Hercules acquisition.  The sale of the company’s interest in FiberVisions generated a capital loss of approximately $220 million for tax purposes that could be used to offset capital gains.  Certain elections with respect to this capital loss have been filed and approved by the Internal Revenue Service and, therefore, this capital loss can be used to offset past or future capital gains.  The unutilized capital loss benefit was fully offset by a deferred tax asset valuation allowance because Ashland is not permitted to anticipate additional future capital gains; therefore, no tax benefit was recognized on this transaction.

In June 2008, Ashland and Süd-Chemie AG signed a nonbinding memorandum of understanding to form a new, global 50-50 joint venture to serve foundries and the metal casting industry.  The joint venture would combine three businesses:  Ashland’s Casting Solutions business group, the foundry-related businesses of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing European-based joint venture between Ashland and Süd-Chemie.  Ashland’s Casting Solutions and ASK businesses recorded revenues of approximately $375 million for fiscal year 2009.  The foundry-related businesses of Süd-Chemie AG to be contributed to the joint venture generated revenues of approximately $220 million for the year ended December 31, 2008.  Ashland and Süd-Chemie AG continue discussions with respect to a possible joint venture, with changes to the scope and other aspects of this project presently being considered.

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

In total, Ashland has achieved run-rate cost reductions in excess of $400 million related to these cost reduction initiatives.  The cumulative effect of these restructuring activities has resulted in the elimination of approximately 1,850 employee positions and eight permanent facility closings through the end of the December 2009 quarter and in total is currently expected to reduce the global workforce by over 2,000 employees, or approximately 13% by the end of 2010.  The total restructuring cost incurred under the cost-structure efficiency programs for the three months ended December 31, 2009 and 2008 was $2 million and $42 million, respectively, of which $2 million and $26 million, respectively, was classified within the selling, general and administrative expense caption.  The remaining reserve of $16 million in the December 2008 quarter related to severance associated with Hercules personnel, which qualified for purchase method of accounting in accordance with United States generally accepted accounting principles (U.S. GAAP or GAAP), and had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods; which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items, although Ashland does not currently expect these to be significant.  Ashland anticipates completing these restructuring activities during 2010.

The following table details at December 31, 2009 and 2008, the amount of restructuring reserves related to the cost-structure efficiency and Hercules integration programs included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets and the related activity in these reserves for the three months ended December 31, 2009 and 2008.

(In millions)	Severance
Balance as of September 30, 2008	$7
Restructuring reserve	42
Utilization (cash paid or otherwise settled)	(1)
Balance at December 31, 2008	$48

Balance as of September 30, 2009	$38
Restructuring reserve	2
Utilization (cash paid or otherwise settled)	(9)
Balance at December 31, 2009	$31

NOTE E – DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary, and from the acquisition during 2009 of Hercules, a wholly owned subsidiary of Ashland.  Additional adjustments to the recorded litigation reserves and related

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - DISCONTINUED OPERATIONS (continued)

insurance receivables continue periodically and primarily reflect updates to the estimates.  See Note O for more information related to the current period adjustment on asbestos.

Ashland’s divestiture of APAC during 2006 qualified as a discontinued operation.  As a result, the previous operating results, assets and liabilities related to Ashland Paving And Construction (APAC) have been reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during the three month period ended December 31, 2009.  Such adjustments may continue to occur in future periods and are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three months ended December 31, 2009 and 2008.

	Three months ended
	December 31
(In millions)	2009	2008
Income from discontinued operations (net of tax)
Asbestos-related litigation reserves and receivables	$9	$-
Income on disposal of discontinued operations (net of tax)
APAC	1	-
Total income from discontinued operations (net of tax)	$10	$-

NOTE F – FAIR VALUE MEASUREMENTS

As required by U.S. GAAP, Ashland uses applicable guidance for defining fair value, the initial recording and periodic remeasurement of certain assets and liabilities measured at fair value and related disclosures for instruments measured at fair value.  Fair value accounting guidance establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An instrument’s categorization within the fair value hierarchy is based upon the lowest level on input that is significant to the instrument’s fair value measurement.  The three levels within the fair value hierarchy are described as follows:

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

For assets that are measured using quoted prices in active markets (Level 1), the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs (Level 2) are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)
any terms specific to that asset or liability.  For all other assets and liabilities for which unobservable inputs are used (Level 3), fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models that Ashland deems reasonable.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of December 31, 2009.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of December 31, 2009.

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$406	$406	$406	$-	$-
Auction rate securities	126	126	-	-	126
Deferred compensation investments (a)	173	173	67	106	-
Investments (a)	3	3	3	-	-
Total assets at fair value	$708	$708	$476	$106	$126

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.

Level 3 instruments

Auction rate securities

At December 31, 2009, Ashland held at par value $142 million of student loan auction rate securities for which there was not an active market with consistent observable inputs.  Since the second quarter of fiscal 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time the market for auction rate securities has failed to achieve equilibrium.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  At December 31, 2009, auction rate securities totaled $126 million and were classified as noncurrent assets in the Condensed Consolidated Balance Sheet.

During the December 2009 quarter, Ashland sold $50 million (par value) auction rate securities for $44 million in cash proceeds which approximated book value.  In December 2008, Ashland sold $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million.  Additionally, in the December 2008 quarter Ashland recorded a $30 million temporary unrealized loss as permanent in the other expenses caption of the Statement of Consolidated Income.  A full valuation allowance was established for this tax benefit since Ashland did not have capital gains to offset this capital loss.

The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2009 (par value)	$170
Sales of auction rate securities	(44)
Balance as of December 31, 2009	$126

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

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

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expenses caption.  For the three months ended December 31, 2009 and 2008, losses of $1 million for each period were recorded in the Statement of Consolidated Income for these contracts.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The net loss position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of December 31, 2009 was less than $1 million, consisting of a gain of less than $1 million with a notional amount of $43 million offset by a loss of less than $1 million with a notional amount of $56 million, and was included in other noncurrent assets and liabilities, respectively.  The net gain position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of December 31, 2008 was $1 million, consisting of a gain of $2 million with a notional amount of $48 million offset by a loss of $1 million with a notional amount of $37 million, and was included in other noncurrent assets and liabilities, respectively.  As of December 31, 2009 there were no open foreign currency derivatives which qualified for hedge accounting treatment.

Interest Rate Hedges

During 2009, Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  Pursuant to the senior credit agreement, Ashland was required to enter into and maintain interest rate swap contracts in an amount sufficient to result in not less than 50% of the aggregated outstanding indebtedness for borrowed money (excluding amounts borrowed under the revolving credit facility) being subject to interest at a fixed rate until the maturity thereof, whether by the terms of such indebtedness or by the terms of such interest rate swap contracts for an initial period of no less than three years.  This interest rate cap qualifies as an interest rate swap within the provisions of the senior credit agreement.

This instrument does not qualify for hedge accounting and therefore gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statements of Consolidated Income within the net interest and other financing (expense) income caption.  As of December 31, 2009, the fair value on the interest rate cap was an asset less than $1 million and recorded within the other noncurrent assets caption of the Condensed Consolidated Balance Sheet.

Other financial instruments

At December 31, 2009, Ashland’s long-term debt had a carrying value of $1,566 million compared to a fair value of $1,758 million.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – DEBT

The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30	December 31
(In millions)	2009	2009	2008
Term loan A, due 2013 (a)	$207	$219	$400
Term loan B, due 2014 (a)	536	542	850
6.60% notes, due 2027 (b)	12	12	12
9.0% Bridge loan, due 2009	-	-	750
Accounts receivable securitization	-	-	200
9.125% notes, due 2017	628	628	-
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at December 31, 2009 (7.7% to 9.4%)	21	21	21
8.80% debentures, due 2012	20	20	20
6.86% medium-term notes, Series H, due 2009	-	-	17
Hercules Tianpu - term notes, due through 2011 (b)	12	19	44
6.50% junior subordinated notes, due 2029 (b)	125	125	124
International revolver agreements	28	22	18
Other	5	5	12
Total debt	1,594	1,613	2,468
Short-term debt	(28)	(23)	(246)
Current portion of long-term debt	(50)	(53)	(94)
Long-term debt (less current portion)	$1,516	$1,537	$2,128

(a) Senior credit facilities.
(b) Hercules retained instruments.

The scheduled aggregate maturities of debt by fiscal year are as follows: $55 million remaining in 2010, $71 million in 2011, $64 million in 2012, $95 million in 2013 and $531 million in 2014.  Total borrowing capacity remaining under the $400 million revolving credit facility was $282 million, which was reduced by $118 million for letters of credit outstanding at December 31, 2009.  Additionally, at December 31, 2009, Ashland had approximately $173 million in available funding from qualifying receivables sold to a wholly owned accounts receivable securitization facility that was renewed during the current quarter and now is set to expire on November 3, 2010.

Covenants and other related items

Ashland is subject to certain restrictions from various debt covenants related to the senior credit agreement entered into in November 2008.  This agreement originally provided for an aggregate principal amount of $1,650 million in senior credit facilities, consisting of a $400 million five year term loan A facility, an $850 million five and one-half year term loan B facility and a $400 million five-year revolving credit facility.  These debt covenants include certain affirmative covenants such as various internal certifications, maintenance of property, preferential security interest in acquired property and applicable insurance coverage as well as negative covenants that include financial covenant restrictions associated with leverage and fixed charge coverage ratios, total net worth and capital expenditure levels and restrictions on future dividend payments and stock repurchases.  As of December 31, 2009, Ashland is in compliance with all credit facility covenant restrictions.

At December 31, 2009, Ashland’s calculation of the consolidated leverage ratio per the senior credit agreement was 1.6 compared to the maximum consolidated leverage ratio permitted under Ashland’s senior credit agreement of 3.50.  At December 31, 2009, Ashland’s calculation of the fixed charge coverage ratio per the senior credit agreement was 3.6 compared to the permitted consolidated fixed charge coverage ratio of 1.25.  Further information regarding the terminology and calculation methodology governing the senior

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – DEBT (continued)

credit agreement can be located in a Form 8-K filed on November 21, 2008, as amended, as well as Ashland’s most recent Form 10-K filing.

Under Ashland’s financing facilities, the minimum consolidated net worth covenant at the end of any fiscal quarter ending after December 31, 2008 must not be less than 85% of Ashland’s consolidated net worth as of December 31, 2008, after giving effect to any purchase accounting adjustments relating to the Hercules acquisition subsequent to December 31, 2008, increased on a cumulative basis for each subsequent quarter commencing with January 1, 2009 by an amount equal to 50% of Ashland’s U.S. GAAP reported net income (to the extent positive with no deduction for net losses) plus 100% of net cash proceeds of any issuance of equity interests (other than disqualified equity interests).  As of December 31, 2009 Ashland’s consolidated calculation of net worth based on the loan covenant was $3,778 million versus the minimum consolidated net worth covenant of $3,198 million, a difference of $580 million.  This difference would be adversely impacted by any future operating losses, impairment (including goodwill, intangible assets and property, plant and equipment), pension remeasurement, severance or other related charges that reduce Ashland’s consolidated net worth.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits: approximately $300 million in fiscal year 2010, which includes an approximate $50 million carryforward from fiscal 2009 in accordance with the senior credit agreement, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.  Per the senior credit agreement, 50% of any amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.

NOTE H – INVENTORIES

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the average cost method.  The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30	December 31
(In millions)	2009	2009	2008
Finished products	$609	$540	$724
Raw materials, supplies and work in process	112	112	150
LIFO carrying values	(128)	(125)	(186)
	$593	$527	$688

NOTE I – GOODWILL AND OTHER INTANGIBLES

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined its reporting units for allocation of goodwill include the Functional Ingredients, Water Technologies, Consumer Markets and Distribution reportable segments.  Within the Performance Materials reportable segment, because further discrete financial information is provided and management regularly reviews this information, this reportable segment is further broken down into the Casting Solutions and Composites and Adhesives reporting units.  Ashland had its most recent annual goodwill impairment test as of July 1, 2009 and has determined that no impairment exists.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

Ashland’s purchase of Hercules increased goodwill by $1,815 million.  In connection with the goodwill associated with this acquisition, Ashland determined that a certain amount of the goodwill should be allocated to all reporting units because each reporting unit will benefit from synergies related to the acquisition that will increase these businesses’ overall reported profitability.  Ashland calculated the increased value each reporting unit is expected to receive from the estimated synergy savings, which was then multiplied by industry valuation multiples for each specific reporting unit, in determining the appropriate amount of goodwill to allocate for this transaction.

The following is a progression of goodwill by segment for the periods ended December 31, 2009 and 2008.

	Functional	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Distribution	Total
Balance at September 30, 2009	$1,106	$626	$293		$115	$80	$2,220
Acquisitions	6	3	-		-	-	9
Currency translation adjustment	(13)	(3)	-		-	-	(16)
Balance at December 31, 2009	$1,099	$626	$293		$115	$80	$2,213

(a)	Goodwill consisted of $51 million and $242 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.

	Functional	Water		Performance		Consumer
(In millions)	Ingredients	Technologies	(a)	Materials	(b)	Markets	Distribution	Total
Balance at September 30, 2008	$-	$56		$196		$30	$1	$283
Acquisitions	981	490		97		85	79	1,732
Currency translation adjustment	64	24		(3)		-	-	85
Balance at December 31, 2008	$1,045	$570		$290		$115	$80	$2,100

(a)	Excludes goodwill of $15 million as of December 31, 2008 associated with the Drew Marine sale during 2009 that has been classified within assets held for sale.
(b)	Goodwill consisted of $51 million and $239 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.

Intangible assets consist of trademarks and trade names, patents and licenses, non-compete agreements, sale contracts, customer lists and intellectual property. Intangibles with definite lives are amortized on a straight-line basis over their estimated useful lives. The cost of trademarks and trade names is amortized principally over 15 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years.

Certain intangible assets have been classified as indefinite lived and had a balance of $290 million as of December 31, 2009 and 2008. In accordance with U.S. GAAP, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life designation. Intangible assets were comprised of the following as of each period disclosed below.

	December 31, 2009
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(25)	$328
Intellectual property	331	(47)	284
Customer relationships	581	(50)	531
Other intangibles	63	(24)	39
Total intangible assets	$1,328	$(146)	$1,182

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

	September 30, 2009
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(24)	$329
Intellectual property	331	(41)	290
Customer relationships	586	(40)	546
Other intangibles	63	(24)	39
Total intangible assets	$1,333	$(129)	$1,204

	December 31, 2008
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$367	$(22)	$345
Intellectual property	343	(24)	319
Customer relationships	655	(10)	645
Other intangibles	38	(19)	19
Total intangible assets	$1,403	$(75)	$1,328

Amortization expense recognized on intangible assets for the three months ended December 31 was $18 million for 2009 and $13 million for 2008 and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

Estimated amortization expense for future periods is $65 million in 2010 (includes three months actual and nine months estimated), $63 million in 2011, $62 million in 2012, $61 million in 2013 and $60 million in 2014.

NOTE J – INCOME TAXES

For the three months ended December 31, 2009 and 2008, Ashland’s effective tax rates were 27.6% and 0.6%, respectively.  The significant items that generated the variance between the U.S. federal statutory rate and the effective rates are included in the following table.

	Three months ended
	December 31
(In millions)	2009	2008
Income (loss) from continuing operations before income taxes	$105	$(120)
Income tax expense (benefit) computed at U.S. Federal statutory rates (35%)	$37	$(42)
Increase (decrease) in amount computed resulting from:
Resolution, evaluation and re-evaluation of tax positions	(6)	9
Adjustment of statutory rates for projected annual income	(3)	3
Nondeductible life insurance loss	(1)	5
Nondeductible in-process research and development costs	-	3
APB 23 repatriated earnings (a)	-	14
Auction rate securities valuation allowance	-	10
Research and development tax credits	-	(3)
Other	2	-
Income tax expense (benefit)	$29	$(1)

(a)	Represents repatriation of historical earnings of certain foreign subsidiaries.

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

Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2009.

(In millions)
Balance at October 1, 2009	$125
Increases related to positions taken on items from prior years	7
Decreases related to positions taken on items from prior years	(5)
Increases related to positions taken in the current year	1
Lapse of statute of limitations	(3)
Settlement of uncertain tax positions with tax authorities	(1)
Balance at December 31, 2009	$124

NOTE K – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 2.1 million and 5.4 million as of December 31, 2009 and 2008, respectively.

	Three months ended
	December 31
(In millions except per share data)	2009	2008
Numerator
Numerator for basic and diluted EPS – Income (loss) from continuing operations	$76	$(119)
Denominator
Denominator for basic EPS – Weighted-average common shares outstanding	77	69
Share based awards convertible to common shares	1	-
Denominator for diluted EPS – Adjusted weighted-average shares and assumed
conversions	78	69

EPS from continuing operations
Basic	$.99	$(1.73)
Diluted	$.97	$(1.73)

NOTE L – EMPLOYEE BENEFIT PLANS

For the three months ended December 31, 2009, $102 million had been contributed to the U.S. plans, $100 million of which was an Ashland Common Stock contribution, and $14 million had been contributed to the non-U.S. plans.  Ashland expects to make approximately $8 million in contributions to the U.S. plans and approximately $17 million in contributions to the non-U.S. plans during the remainder of fiscal year 2010.  The following table details the components of pension and other postretirement benefit costs.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension benefits		benefits
(In millions)	2009	2008	2009	2008
Three months ended December 31
Service cost	$13	$10	$1	$1
Interest cost	51	44	5	5
Expected return on plan assets	(54)	(39)	-	-
Amortization of prior service credit	-	-	-	(1)
Amortization of net actuarial loss (gain)	13	4	(1)	(1)
	$23	$19	$5	$4

NOTE M – CAPITAL STOCK

During the December 2009 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 7.5 cents per share to eligible shareholders of record.  The dividend was consistent with the quarterly cash dividend of 7.5 cents per share paid during the December 2008 quarter.  In conjunction with Ashland’s debt facilities, Ashland is subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, if certain qualifying net income levels are not reached.

In November 2009, Ashland made a voluntary pension plan contribution of approximately 3.0 million shares of Ashland Common Stock, valued at $100 million on the date of transfer.

On November 13, 2008, Ashland completed its acquisition of Hercules.  As part of the consideration to acquire the 112.7 million shares of outstanding Hercules Common Stock on that date, Ashland issued 10.5 million shares of Ashland Common Stock valued, as of the announcement date, at $450 million.

NOTE N – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $4 million and $2 million for the three months ended December 31, 2009 and 2008, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years after the date of grant.  SARs granted for the three months ended December 31, 2009 and 2008 were 0.6 million and 1.1 million, respectively.  In addition, on November 13, 2008, approximately one million options were converted from previous Hercules stock options into stock options for Ashland shares.  These shares vested upon closing of the acquisition and the fair value of the converted stock options were recognized as a component of the purchase price with no additional amounts recorded as future compensation expense.  As of December 31, 2009 there was $12 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.6 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one to seven year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends upon grant.  Nonvested stock awards granted for the three months ended December 31, 2009 and 2008 were 30,000 and 120,000 shares, respectively.  As of December 31, 2009 there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

Performance shares

Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Ashland believes that the focus on relative performance encourages management to make decisions that create shareholder value.  Awards are granted annually, with each award covering a three-year performance cycle.  Historically, each performance share/unit is convertible to one share of Ashland Common Stock or cash.  As a result, these plans were recorded as a liability in the Condensed Consolidated Balance Sheets within the other noncurrent liabilities caption.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the three months ended December 31, 2009 and 2008 were 0.2 million and 0.3 million, respectively.  As of December 31, 2009 there was $8 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2009	2008	2009	2008	2007
Open claims - beginning of period	100	115	115	134	162
New claims filed	1	1	2	4	4
Claims settled	(1)	(1)	(1)	(2)	(2)
Claims dismissed	(8)	(6)	(16)	(21)	(30)
Open claims - end of period	92	109	100	115	134

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2009	2008	2009	2008	2007
Asbestos reserve - beginning of period	$543	$572	$572	$610	$635
Reserve adjustment	-	-	5	2	5
Amounts paid	(12)	(12)	(34)	(40)	(30)
Asbestos reserve - end of period	$531	$560	$543	$572	$610

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  Total reserves for asbestos claims were $531 million at December 31, 2009 compared to $543 million at September 30, 2009 and $560 million at December 31, 2008.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 63% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 84% have a credit rating of B+ or higher by A. M. Best, as of December 31, 2009.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  During the December 2009 quarter, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet, which had a $9 million (after-tax) affect on the consolidated statement of income within the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

discontinued operations caption.  As a result of this agreement and other revised estimates Ashland no longer discounts any portion of the asbestos receivable.

At December 31, 2009, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $418 million (excluding the Hercules receivable for asbestos claims), of which $58 million relates to costs previously paid.  Receivables from insurers amounted to $422 million at September 30, 2009 and $442 million at December 31, 2008.  During 2009, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update along with likely settlement adjustments caused an additional $8 million net increase in the receivable for probable insurance recoveries.

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

	Three months ended			Year ended
	December 31			September 30
(In thousands)	2009	2008	(a)	2009	(a)
Open claims - beginning of period	21	27		27
New claims filed	-	1		1
Claims dismissed	-	(1)		(7)
Open claims - end of period	21	27		21

(a)      Beginning of period represents acquisition date of November 13, 2008.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended			Year ended
	December 31			September 30
(In millions)	2009	2008	(a)	2009	(a)
Asbestos reserve - beginning of period	$484	$233		$233
Purchase accounting reserve adjustment	(35)	105		261
Amounts paid	(2)	(3)		(10)
Asbestos reserve - end of period	$447	$335		$484

(a)      Beginning of period represents acquisition date of November 13, 2008.

In November 2008, Ashland completed its acquisition of Hercules.  At that time, Hercules’ recorded reserve for asbestos claims was $233 million for indemnity costs.  Hercules’ accounting policy in recording reserves for asbestos claims was to reserve at the lowest level of an estimated range of exposure for indemnity claims, excluding estimates of future litigation defense costs.  Ashland’s accounting policy in recording reserves for asbestos claims is to include amounts for the best estimate of projected indemnity and litigation defense costs, which generally approximates the mid-point of the estimated range of exposure from model results.  As a result, Ashland initially recorded a $105 million increase to the asbestos reserve for Hercules to include projected defense costs.  To do so, Ashland utilized several internal models that it employs to estimate defense costs associated with asbestos claims.

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

During the December 2009 quarter, Ashland completed the final valuation assessment of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This final assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  Total reserves for Hercules asbestos claims were $447 million at December 31, 2009.

As of Ashland’s acquisition date of Hercules, all of the cash previously recovered and placed into a trust from the settlements with certain of Hercules’ insurance carriers had been exhausted.  With the addition of estimated defense and indemnity costs, the total Hercules asbestos reserve exceeded the amount needed to obtain reimbursements pursuant to coverage-in-place agreements with certain other insurance carriers.  Accordingly, Ashland has recorded a $97 million receivable within the noncurrent asbestos insurance receivable caption of the Condensed Consolidated Balance Sheet for future projected costs that will be reimbursable using a similar methodology that Ashland has historically utilized.  As of December 31, 2009, the receivables from insurers amounted to $96 million.  This estimated receivable exclusively consists of domestic insurers, of which approximately 97% have a credit rating of B+ or higher by A.M. Best, as of December 31, 2009.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $800 million for the Ashland asbestos-related litigation and approximately $700 million for the Hercules asbestos-related litigation (or approximately $1.5 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Environmental remediation and asset retirement obligations

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At December 31, 2009, such locations included 90 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 154 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,200 service station properties, of which 161 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $222 million at December 31, 2009 compared to $221 million at September 30, 2009 and $225 million at December 31, 2008, of which $170 million at December 31, 2009, $169 million at September 30, 2009 and $169 million at December 31, 2008 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.  Total Hercules obligations assumed by Ashland were $106 million, which includes an increase of $29 million for different remediation approaches than previously assumed under Hercules’ valuation models.

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the three months ended December 31, 2009.

	Three months ended
	December 31
(In millions)	2009	2008
Reserve - beginning of period	$221	$149
Inherited Hercules obligations	6	80
Disbursements, net of cost recoveries	(7)	(7)
Revised obligation estimates and accretion	3	2
Foreign currency translation	(1)	1
Reserve - end of period	$222	$225

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland discounts certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At December 31, 2009, September 30, 2009 and December 31, 2008, Ashland’s recorded receivable for these probable insurance recoveries was $34 million, $35 million and $39 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $2 million and $3 million for the three months ended December 31, 2009 and 2008, respectively.  Environmental remediation expense, net of receivable activity, was $1 million and $2 million for the three months ended December 31, 2009 and 2008, respectively.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

range of future costs for identified sites could be as high as approximately $375 million.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

Other legal proceedings and claims

During 2009, Ashland Consumer Markets announced an engine guarantee associated with its Valvoline® product line.  Consumers are beginning to register their vehicles to qualify for the guarantee.  Ashland has established an estimation methodology for quantifying the future potential reserves related to this guarantee program.  As of December 31, 2009, the reserve associated with this guarantee was not significant.

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

Functional Ingredients is one of the world’s largest producers of cellulose ethers.  It provides specialty additives and functional ingredients that manage the physical properties of aqueous (water-based) and nonaqueous systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

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

The following table presents for each segment the net sales and operating income for the three months ended December 31, 2009 and 2008.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  The unallocated and other caption includes certain

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

specific company-wide restructuring activities that were significant, such as the current restructuring plan related to the Hercules acquisition described in Note D, and other costs or adjustments that relate to former businesses that Ashland no longer operates.

	Three months ended
	December 31
(In millions - unaudited)	2009	2008

SALES
Functional Ingredients	$210	$119
Water Technologies	443	318
Performance Materials	271	324
Consumer Markets	400	388
Distribution	729	853
Intersegment sales (a)	(33)	(36)
	$2,020	$1,966
OPERATING INCOME (LOSS)
Functional Ingredients	$27	$(7)
Water Technologies	39	(6)
Performance Materials	8	5
Consumer Markets	67	19
Distribution	6	10
Unallocated and other	(1)	(28)
	$146	$(7)

(a)      Intersegment sales are accounted for at prices that approximate market value.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are based upon a number of assumptions, including those mentioned within this report.  Performance estimates are also based upon internal forecasts and analyses of current and future market conditions and trends; management plans and strategies; operating efficiencies and economic conditions; and legal proceedings and claims (including environmental and asbestos matters).  Other risks and uncertainties include those associated with Ashland’s integration of Hercules Incorporated businesses; Ashland’s substantial indebtedness; the restrictive covenants under Ashland’s debt instruments; Ashland’s ability to repay the debt with future cash flow; and other risks and uncertainties that are described in filings made by Ashland with the Securities and Exchange Commission, including its most recent Form 10-K, which are available on Ashland’s website at http://investor.ashland.com or at www.sec.gov.  Ashland believes its expectations are reasonable, but cannot assure they will be achieved.  Forward-looking information may prove to be inaccurate, and actual results may differ significantly from those anticipated.  Ashland is not obligated to subsequently update or revise the forward-looking statements made in this report.

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

Established in 1924 as a regional petroleum refiner, Ashland, during the past several years, has been focused on the objective of creating a dynamic, global specialty chemicals company.  In that process, Ashland has divested certain noncore businesses, redesigned business models, and acquired businesses in growth markets like specialty additives, functional ingredients, water and adhesives to enhance Ashland’s specialty chemicals offerings.  Ashland’s acquisition of Hercules Incorporated (Hercules), in November 2008, propelled the combined company to a global leadership position with expanded capabilities and promising growth potential in specialty additives and functional ingredients, paper and water technologies, and specialty resins.

Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

Sales by Geography	2009	2008 (a)
North America	65%	71%
Europe	22%	19%
Asia Pacific	8%	6%
Latin America & other	5%	4%
	100%	100%

(a)      Sales from the acquired operations of Hercules are included herein as of November 14, 2008 through December 31, 2008.

Business segments

Ashland’s reporting structure is composed of five reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), Ashland Hercules Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Consumer Markets) and Ashland Distribution (Distribution).

The contribution to sales by each business segment expressed as a percentage of total consolidated sales for the three months ended December 31 was as follows:

Sales by Business Segment	2009	2008 (a)
Functional Ingredients	10%	6%
Water Technologies	22%	16%
Performance Materials	13%	15%
Consumer Markets	19%	20%
Distribution	36%	43%
	100%	100%

(a)      Sales from the acquired operations of Hercules are included herein as of November 14, 2008 through December 31, 2008.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

 KEY FISCAL 2010 DEVELOPMENTS

During fiscal 2010, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Economic environment

Ashland’s recent financial performance seems to indicate a marginal improvement in demand occurring within the markets Ashland serves, as the business segments have reported increases or slight decreases in volume levels from the September 2009 quarter, despite the December quarter historically being Ashland’s weakest.  Ashland has continued to emphasize product pricing, while aggressively looking for cost reduction opportunities, to optimize cash flow generation and improve financial flexibility, positioning the company for future opportunities.

Cost-structure efficiency and Hercules integration programs

In conjunction with the Hercules acquisition in November 2008, Ashland announced an integration plan (Integration Plan) that targeted certain projected cost savings as part of combining joint and redundant services and facilities.  This program focused primarily on capturing operational, selling and administrative savings within the combined company.  Additionally, with the prolonged and significant deterioration of global economic demand, Ashland announced in January 2009 an additional cost reduction and organizational restructuring plan (2009 Program), which was subsequently expanded in July 2009, to further reduce Ashland’s overall cost structure.

Combined with operational redesigns (2008 program) completed during 2009, Ashland has achieved run rate cost reductions of $405 million, an increase of $50 million from the September 30, 2009 run rate cost reductions achieved, which exceeds the combined projected run rate cost savings of $400 million estimated for these cost reduction initiatives.  The cumulative effect of these restructuring activities has resulted in the elimination of approximately 1,850 employee positions and eight permanent facility closings through the end of the December 2009 quarter and in total is currently expected to reduce the global workforce by over 2,000 employees, or approximately 13% by the end of 2010.  The total restructuring cost incurred under the cost-structure efficiency programs for the three months ended December 31, 2009 and 2008 was $2 million and $42 million, respectively, of which $2 million and $26 million, respectively, was classified within the selling, general and administrative expense caption.  The remaining reserve of $16 million in the December 2008 quarter related to severance associated with Hercules personnel, which qualified for purchase method of accounting in accordance with United States generally accepted accounting principles (U.S. GAAP or GAAP), and had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods; which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items, although Ashland does not currently expect these to be significant.  Ashland anticipates completing these restructuring activities during 2010.  For further information on Ashland’s cost-structure efficiency and Hercules’ integration programs, see Note D of Notes to Condensed Consolidated Financial Statements.

Corporate credit ratings

As a result of the financing and subsequent debt issued to complete the acquisition of Hercules during November 2008, Standard & Poor’s and Moody’s Investor Services downgraded Ashland’s corporate credit rating to BB- and Ba2, respectively, which did not have a negative effect on Ashland’s compliance with the covenants in the senior credit agreement. During the December 2009 quarter, as a result of Ashland’s improved financial position, Ashland’s corporate credit rating was raised to BB by Standard & Poor’s with a stable outlook.  In addition, Moody’s Investor Services kept Ashland’s corporate credit rating at Ba2, while upgrading the outlook to stable from negative.  Both rating agencies cited Ashland’s positive cash flows

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

since the Hercules acquisition and Ashland’s significant debt reduction as major factors in these ratings actions.  Ashland’s ability to access capital markets to provide liquidity to the company has remained largely unchanged as a result of those ratings actions; however, the improved corporate credit ratings, along with improvements in the credit markets and Ashland’s financial performance, should allow Ashland to borrow on more favorable terms, including less restrictive covenants and lower interest rates.

Pinova divestiture

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which is comprised of $60 million in cash and a $15 million promissory note from TorQuest Partners.  The Pinova business, with annual revenues of approximately $85 million a year, has approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  The transaction is not expected to have a gain or loss associated with its sale.  As part of this sale agreement, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

SAP® enterprise resource planning (“ERP”) project

Ashland is proceeding with a project, currently scheduled during the third quarter of fiscal 2010, to implement its ERP system within the business units acquired as part of the Hercules acquisition.  Extensive planning is currently ongoing to support the effective implementation of the ERP system in those business units; however, such implementations carry certain risks, including the potential for business interruption as well as internal controls that are modified or redesigned to support the ERP system implemented.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of non-GAAP measures

Based on recent clarification and interpretive guidance from the Securities and Exchange Commission Staff regarding the use of non-GAAP measures, Ashland has included within this document certain non-GAAP measures which include EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro-forma affects for significant acquisitions, as applicable) and free cash flow (cash flows by operating activities from continuing operations minus cash dividends paid and additions to property, plant and equipment).  Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.  Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  In addition, certain financial covenants related to Ashland’s senior credit agreement are based on similar non-GAAP measures.  The non-GAAP information provided is unique to Ashland and may not be consistent with the methodologies used by other companies.

Consolidated review

Ashland recorded net income of $86 million, or $1.10 per diluted earnings per share, for the three months ended December 31, 2009 as compared to a net loss of $119 million, or $1.73 per diluted earnings per share, for the three months ended December 31, 2008.  Included in the net loss of the December 2008 quarter were two significant nonrecurring charges totaling $86 million (pretax) reported below operating income within the other expense caption of the Statement of Consolidated Income as well as two additional charges that affected operating income discussed further below.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Ashland’s net income is primarily affected by results within operating income, but are also affected by net interest and other financing (expense) income, income taxes and discontinued operations.  Operating income was $146 million for the current quarter as compared to an operating loss of $7 million in the prior quarter.  Operating income for the current quarter, as compared to the prior quarter, included an additional $34 million of operating income from the acquired operations of Hercules (on November 13, 2008) as compared to the prior period.  Prior period operating results included $31 million in nonrecurring purchase accounting adjustments related to the Hercules acquisition and $26 million in severance charges.  Excluding the key items above, operating results improved from the prior period as a result of Ashland’s focus on aggressive cost reductions and price management over the past year.  Compared to the prior period, volumes decreased modestly as volume improvements in the Consumer Markets and Water Technologies segments were more than offset by volume declines in the Functional Ingredients, Performance Materials and Distribution segments, when excluding the effect of acquisitions and divestitures.

Operating income for the December 2009 and 2008 quarters included depreciation and amortization (including a $10 million in process research and development charge during the prior period) of $80 million and $72 million, respectively.  EBITDA totaled $226 million for the December 2009 quarter as compared to $65 million for the December 2008 quarter.  As a result of the Hercules acquisition, adjusted EBITDA results in the table below have been prepared to illustrate the ongoing affects of Ashland’s acquisition of Hercules, which include the exclusion of certain charges, assuming the acquisition had been consummated on October 1, 2008.  The inventory fair value adjustment of $21 million in the prior December quarter relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will no longer occur.  The Hercules business results of $35 million in the prior December quarter relates to the operating income and depreciation and amortization earned for the period during the quarter Ashland did not yet own this business segment.

	Three months ended
	December 31
(In millions)	2009	2008
Operating income (loss)	$146	$(7)
Depreciation and amortization (a)	80	72
EBITDA	226	65
Severance	-	26
Inventory fair value adjustment	-	21
Results of the Hercules business prior to acquisition
including depreciation and amortization	-	35
Adjusted EBITDA	$226	$147

(a)	Includes, during the December 2008 quarter, amortization for purchased in-process research and development of $10 million.

Ashland incurred net interest and other financing expense of $41 million for the December 2009 quarter, as compared to $28 million in the prior quarter.  The current quarter increase in expense relates to a full quarter affect of the interest attributable to the debt issued in conjunction with the financing of the Hercules acquisition.  Ashland’s effective tax rate was 27.6% for the three months ended December 31, 2009, and included a benefit of $6 million associated with the reversal of certain foreign income tax reserves.  Prior period’s income tax expense was significantly affected by a number of discrete items.  Income from discontinued operations of $10 million, net of tax, within the current quarter was primarily due to asbestos receivable adjustments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the three months ended December 31, 2009 and 2008.

(In millions)	2009	2008	Change
Sales	$2,020	$1,966	$54

Sales for the three months ended December 31, 2009 increased $54 million, or 3%, compared to the December 2008 quarter as increases related to the acquisition of Hercules and favorable currency exchange rates were virtually offset by price and volume declines.  The current period included $230 million, or 12%, in additional sales from net acquisitions and divestitures attributable to the November 2008 acquisition of Hercules and the August 2009 divestiture of Drew Marine.  Favorable currency exchange rates increased sales $73 million, or 3%, while net price and product mix decreased sales by $225 million, or 11%.  Ashland experienced modest volume decreases of $24 million, or 1%, as operating segments, other than Consumer Markets and Water Technologies, reported volume declines anywhere from 5% to 15% as a result of the global economic slowdown, particularly within the automotive, construction and industrial industries.

(In millions)	2009	2008	Change
Cost of sales	$1,534	$1,641	$(107)
Gross profit as a percent of sales	24.1%	16.5%

Cost of sales for the December 2009 quarter decreased $107 million, or 7%, compared to the December 2008 quarter as increases related to the acquisition of Hercules and unfavorable currency exchange rates were more than offset by declines in raw material costs and volume in the current quarter as compared to the prior quarter.  The net acquisitions and divestitures impact of Hercules and Drew Marine represented a $162 million, or 10%, increase in cost of sales for the three months ended December 31, 2009, while currency exchange, due to the weakening of the U.S. dollar as compared to the prior quarter, increased cost of sales by $54 million, or 3%.  Volume declines reduced cost of sales by $28 million, or 2%, with change in product mix decreasing cost of sales by $26 million, or 2%.  Declining raw material costs decreased cost of sales by $269 million, or 16%, compared to the prior quarter and includes a benefit for the impact of a nonrecurring charge of $21 million associated with the inventory fair value adjustment that occurred in the December 2008 quarter.  Gross profit as a percent of sales (gross profit margin) increased by 7.6 percentage points compared to the prior quarter as a result of the acquisition of higher margin businesses, the product mix of sales and lower raw material and operational cost savings, particularly within Consumer Markets.

(In millions)	2009	2008	Change
Selling, general and administrative expenses	$334	$317	$17
As a % of sales	16.5%	16.1%

Selling, general and administrative expenses for the December 2009 quarter increased 5% compared to the December 2008 quarter with selling, general and administrative expenses as a percent of sales increasing 0.4 percentage points.  Expenses impacting the comparability of the December 2009 quarter compared to the December 2008 quarter included a $2 million charge for severance from various cost reduction programs during the current period and $26 million for severance charges primarily due to the ongoing integration and reorganization from the Hercules acquisition during the prior period.  The net acquisitions and divestitures impact of Hercules and Drew Marine added an additional $39 million in selling, general and administrative expenses (excluding the nonrecurring charges) as compared to the prior quarter.  Currency exchange effects increased selling, general and administrative expenses by $12 million, while Ashland’s implemented cost reduction initiatives and other items reduced expenses by $10 million from the prior year period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

(In millions)	2009	2008	Change
Research and development expenses	$20	$27	$(7)

Research and development expenses for the December 2009 quarter decreased compared to the December 2008 quarter as prior period expenses included a $10 million charge related to the purchased in-process research and development projects at Hercules as of the merger date.  This decrease was partially offset by the full quarter affect of the expenses acquired from the Hercules businesses, which historically have higher research and development expenses due to the specialty nature of the businesses.

(In millions)	2009	2008	Change
Equity and other income
Equity income	$6	$5	$1
Other income	8	7	1
	$14	$12	$2

Total equity and other income increased $2 million during the December 2009 quarter compared to the prior year same quarter.  The increase in the current quarter primarily relates to increased equity income attributable to Consumer Markets.

(In millions)	2009	2008	Change
Net gain on divestitures	$-	$1	$(1)

Net gain on divestitures includes the 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation.  The prior year period includes a $1 million increase in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to environmental and other postretirement obligations related to this transaction.

(In millions)	2009	2008	Change
Net interest and other financing (expense) income
Interest expense	$(41)	$(35)	$(6)
Interest income	2	8	(6)
Other financing costs	(2)	(1)	(1)
	$(41)	$(28)	$(13)

The increase in interest expense of $6 million compared to the prior period primarily represents a full quarter affect of the interest expense attributable to the debt issued in conjunction upon the closing of the Hercules acquisition.  In conjunction with the acquisition, interest income also declined as part of the funding to complete the merger was paid from Ashland’s existing liquid investments.  For further information on Ashland’s debt, including rates paid and scheduled maturities, see Note G in the Notes to Condensed Consolidated Financial Statements.

(In millions)	2009	2008	Change
Other expenses
Loss on currency swaps	$-	$54	$(54)
Loss on auction rate securities	-	32	(32)
	$-	$86	$(86)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The other expenses caption included two significant key items, both incurred in the December 2008 quarter of fiscal 2009.  The first was a $54 million loss on currency swaps related to the Hercules acquisition which was a hedge against Hercules’ open currency swap positions prior to the acquisition.  The second was a $32 million charge on auction rate securities.  For further information on auction rate securities see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note F in the Notes to Condensed Consolidated Financial Statements.

(In millions)	2009	2008	Change
Income tax expense (benefit)	$29	$(1)	$30
Effective tax rate	27.6%	(0.6%)

The effective tax rate of 27.6% for the current quarter includes a benefit of $6 million associated with the reversal of certain foreign tax reserves.  The overall effective tax rate benefit was significantly decreased in the December 2008 quarter due to several key factors.  Using a 35% statutory federal tax rate applied to the loss from continuing operations for the December 2008 quarter income taxes would have been a benefit of $42 million.  Significant discrete items reducing the benefit for the December 2008 quarter included income tax on repatriated foreign earnings of $14 million, a $10 million valuation allowance on auction rate security losses, increases in tax reserves for discrete items of $9 million, and nondeductible in-process research and development costs increasing tax expense by $3 million.  Ashland currently expects the effective tax rate for fiscal year 2010 to be in the low to mid 30% range, excluding discrete items.  See Note J to the Condensed Consolidated Financial Statements for further information on adjustments during the current and prior year quarter.

(In millions)	2009	2008	Change
Income from discontinued operations (net of tax)
Asbestos-related litigation reserves and expenses	$9	$-	$9
Loss on disposal of discontinued operations (net of tax)
APAC	1	-	1
Total income (loss) from discontinued operations (net of tax)	$10	$-	$10

During the December 2009 quarter, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet, which had a $9 million (after-tax) affect on the consolidated statement of income within the discontinued operations caption.  As a result of this agreement and other revised estimates Ashland no longer discounts any portion of the asbestos receivable.  During the December 2009 quarter, subsequent tax adjustments increased the gain on the sale of Ashland Paving And Construction (APAC).  See Notes E and O to the Condensed Consolidated Financial Statements for further information.

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

Ashland’s businesses are managed along five industry segments:  Functional Ingredients, Water Technologies, Performance Materials, Consumer Markets and Distribution.  The unallocated and other caption includes certain specific company-wide restructuring activities that were significant, such as the current restructuring plan related to the Hercules acquisition, and other costs or adjustments that relate to former businesses that Ashland no longer operates. For additional information on reportable business segments, see Note P in the Notes to Condensed Consolidated Financial Statements.

The following table shows statistical operating information, sales, operating income and depreciation and amortization by business segment for the three months ended December 31, 2009 and 2008.

	Three months ended
	December 31
(In millions)	2009	2008
Operating information
Functional Ingredients (a) (b)
Sales per shipping day	$3.4	$4.0
Metric tons sold (thousands)	37.4	24.4
Gross profit as a percent of sales	33.7%	15.7%
Water Technologies (a) (b)
Sales per shipping day	$7.2	$5.1
Gross profit as a percent of sales	36.6%	30.3%
Performance Materials (a)
Sales per shipping day	$4.4	$5.2
Pounds sold per shipping day	4.0	4.3
Gross profit as a percent of sales	18.4%	15.9%
Consumer Markets (a)
Lubricant sales (gallons)	40.3	33.0
Premium lubricants (percent of U.S. branded volumes)	28.3%	27.1%
Gross profit as a percent of sales	33.9%	21.8%
Distribution (a)
Sales per shipping day	$11.8	$13.8
Pounds sold per shipping day	14.3	15.5
Gross profit as a percent of sales	9.2%	8.6%

(a)	Sales are defined as net sales. Gross profit as a percent of sales is defined as sales, less cost of sales divided by sales.
(b)	Industry segment results from November 14, 2008 forward include operations acquired from Hercules Incorporated.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2009	2008
Sales
Functional Ingredients	$210	$119
Water Technologies	443	318
Performance Materials	271	324
Consumer Markets	400	388
Distribution	729	853
Intersegment sales	(33)	(36)
	$2,020	$1,966
Operating income (loss)
Functional Ingredients	$27	$(7)
Water Technologies	39	(6)
Performance Materials	8	5
Consumer Markets	67	19
Distribution	6	10
Unallocated and other	(1)	(28)
	$146	$(7)
Depreciation and amortization
Functional Ingredients (a)	$27	$21
Water Technologies (a)	24	21
Performance Materials	13	13
Consumer Markets	9	9
Distribution	7	8
	$80	$72

(a)	Includes, during the December 2008 quarter, amortization for purchased in-process research and development of $5 million within both Functional Ingredients and Water Technologies.

While volumes have improved from the lows experienced during the second and third quarter of fiscal 2009, the December 2009 quarter results continue to show volume declines compared to the December 2008 quarter, particularly in those industries (automotive, construction and industrial) that displayed the most deterioration during the global economic recession.  Compared on the same basis to the December 2008 quarter, volume levels improved in the Consumer Markets and Water Technologies segments but were offset by larger volume declines in the Distribution, Performance Materials and Functional Ingredients segments.  Despite this pressure, pricing improvements and aggressive reduction of excess capacity, to match current market demands, made over the past year has helped mitigate the effects of the declining volume, as average gross profit margins have improved in each business segment versus the prior year quarter.  This coupled with significant reductions from the cost-structure efficiency programs previously described curtailed the effects of the lost volume during the current quarter.

Functional Ingredients

Functional Ingredients is one of the world’s largest producers of cellulose ethers.  It provides specialty additives and functional ingredients that manage the physical properties of aqueous (water-based) and nonaqueous systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax.  The Pinova business, with annual revenues of approximately

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

$85 million a year, has approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.

December 2009 quarter compared to December 2008 quarter

Functional Ingredients reported operating income of $27 million for the current quarter compared to an operating loss of $7 million during the 48 day period Functional Ingredients was owned in the December 2008 quarter, which was due to the closing of the Hercules acquisition on November 13, 2008.  The prior year period results included two significant nonrecurring charges related to the Hercules acquisition, a $14 million charge related to the fair value of inventory and a $5 million charge for purchased in-process research and development projects.  Sales increased 76% to $210 million compared to $119 million for the 48 day prior year period.  The additional 44 day period in the current quarter contributed $112 million, or 94%, in sales.  Volume declines reduced sales by $14 million, or 12%, primarily due to weakness in demand within the energy and specialties solutions, regulated industries and construction markets.  In addition, price and product mix decreased sales $11 million, or 9%, compared to the prior year period, while favorable currency exchange associated with foreign sales increased sales by $4 million, or 3%.

Gross profit margin during the current quarter increased 18.0 percentage points to 33.7%, primarily as a result of the acquisition-related inventory charge previously described, which negatively impacted gross profit margin by 11.4 percentage points in the prior year period, and a favorable product mix from higher gross profit margin products sold.  The additional 44 day period in the current quarter increased gross profit by $36 million, while price and product mix added $23 million to gross profit, primarily due to strong results from the coatings additives market.  Volume declines reduced gross profit by $8 million.  Selling, general and administrative expenses (which includes research and development expenses throughout the business segment analysis) increased $17 million primarily as a result of the additional 44 day period in the current quarter, which increased costs $19 million.

The following EBITDA and adjusted EBITDA presentation below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Functional Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s acquisition of Hercules, which exclude certain acquisition related charges, while assuming the acquisition of Hercules had been consummated on October 1, 2008.  The inventory fair value adjustment of $14 million in the prior year period relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will no longer occur.  The Hercules business results of $21 million relates to the operating income and depreciation and amortization recognized for the 44 day period that Functional Ingredients was not owned in the prior year period.

	Three months ended
	December 31
(In millions)	2009	2008
Operating income (loss)	$27	$(7)
Depreciation and amortization (a)	27	21
EBITDA	54	14
Inventory fair value adjustment	-	14
Results of the Hercules business prior to acquisition
including depreciation and amortization	-	21
Adjusted EBITDA	$54	$49

(a)	Includes $5 million for purchased in-process research and development expensed during the prior year period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

In August 2009 Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax.  As part of this sale arrangement Ashland has agreed to continue to manufacture certain products on behalf of Drew Marine.

December 2009 quarter compared to December 2008 quarter

Water Technologies reported operating income of $39 million during the current quarter as compared to an operating loss of $6 million reported during the prior year quarter, primarily as a result of the following:  lower raw material costs, the additional 44 day period that the Hercules paper business was owned in the current quarter (which was due to the closing of the Hercules acquisition on November 13, 2008), improved pricing and product mix within the former Hercules paper business and two significant nonrecurring charges associated with the Hercules acquisition.  These nonrecurring charges during the prior year quarter included a $7 million charge related to the fair value of inventory and a $5 million charge for purchased in-process research and development projects, additionally there was a severance charge of $2 million.  Sales increased 39% to $443 million compared to $318 million during the prior year quarter, a direct result of the inclusion from the additional 44 day period for the former Hercules paper business, which contributed sales of $155 million, or 49%, when comparing to the prior year period.  Additionally, currency exchange and volume combined for a sales increase of $34 million, or 11%, compared to the prior year quarter.  The previously mentioned divestiture of Drew Marine in August of 2009 reduced sales by $37 million, or 12%, compared to the prior year quarter, with pricing declines adding an additional $27 million, or 9%, decrease.

Gross profit margin increased 6.3 percentage points to 36.6% for the current quarter, primarily due to aggressive reductions in manufacturing costs, sales growth in higher gross profit margin products and the acquisition-related inventory charge described above, which negatively impacted gross profit margin by 2.2 percentage points in the prior year quarter.  The inclusion of the additional 44 day period that the Hercules paper business was owned during the current quarter contributed $47 million to gross profit.  Price increased gross profit by $20 million with currency exchange and volume adding an additional $13 million to gross profit.  The divestiture of Drew Marine in August of 2009 reduced gross profit by $15 million compared to the prior year quarter.  Selling, general and administrative expense increased $20 million, primarily as a result of the additional 44 day period the Hercules paper business was owned, which contributed an additional $30 million in expense when comparing to the prior year quarter.  Foreign currency added an additional $5 million of expense while the divestiture of Drew Marine and various cost saving initiatives, primarily integration and employee reduction activities, reduced selling, general and administrative expense by $15 million.

The following EBITDA and adjusted EBITDA presentation below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Water Technologies.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s acquisition of Hercules, which exclude certain acquisition related charges, while assuming the acquisition of Hercules had been consummated on October 1, 2008.  The inventory fair value adjustment of $7 million in the prior year period relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will no longer occur.  The Hercules paper business results of $10 million relates to the operating income including depreciation and amortization recognized for the 44 day period that this business was not owned in the prior year quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2009	2008
Operating income (loss)	$39	$(6)
Depreciation and amortization (a)	24	21
EBITDA	63	15
Severance	-	2
Inventory fair value adjustment	-	7
Results of the Hercules business prior to acquisition
including depreciation and amortization	-	10
Adjusted EBITDA	$63	$34

(a)	Includes $5 million for purchased in-process research and development expensed during the prior year period.

Performance Materials

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.

December 2009 quarter compared to December 2008 quarter

Performance Materials reported operating income of $8 million during the current quarter, an increase from the $5 million reported during the prior year quarter as improved gross profit margin management, due to aggressive operational cost reduction programs and successful cost savings initiatives within selling, general and administrative expenses, more than offset volume declines during the current quarter.  Sales decreased 16% to $271 million compared to $324 million during the prior quarter.  Decreases in price of $46 million, or 14%, and volume of $22 million, or 7%, were the primary factors in the decline as weak demand that contributed to excess product supply within the market resulted in downward pricing pressure, especially within the composites line of business, compared to the prior period.  Favorable currency exchange associated with foreign sales increased sales by $15 million, or 5%.

Gross profit margin during the current quarter increased 2.5 percentage points to 18.4%.  Foreign currency and price increased gross profit by $2 million and $1 million, respectively.  These increases were not sufficient to overcome the 7% decline in pounds sold per shipping day to 4.0, which resulted in a $5 million decrease in gross profit.  Selling, general and administrative expenses decreased $5 million, or 9%, compared to the prior quarter, primarily due to an $8 million decrease related to various cost saving initiatives partially offset by increases in incentive compensation costs of $3 million.

Operating income for the current and prior year quarters included depreciation and amortization of $13 million for each period.  EBITDA totaled $21 million for the December 2009 quarter as compared to $18 million for the December 2008 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

Consumer Markets

Consumer Markets, which includes the Valvoline® family of products and services, is a leading innovator, marketer and supplier of high-performing automotive lubricants, chemicals and appearance products.  Valvoline, the world’s first lubricating oil, is the number three passenger car motor oil brand in the United States, and Valvoline Instant Oil Change represents the number two quick-lube franchise in the United States.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

December 2009 quarter compared to December 2008 quarter

Consumer Markets reported operating income of $67 million during the current quarter, more than tripling operating income of $19 million reported during the prior year quarter.  Significant gross profit margin improvement as well as strong volume increases, as compared to the prior year quarter, were the primary factors in the increased operating income.  Sales increased 3% to $400 million compared to $388 million in the prior quarter.  Volume increased sales by $46 million, or 12%, as lubricant volume increased 22% to 40.3 million gallons during the current quarter, which was primarily driven by branded lubricants within both the Do-It-Yourself and Do-It-For-Me market channels.  Increases to sales from currency exchange of $14 million, or 4%, and a change in product mix to more premium lubricants sold during the current quarter contributed $5 million, or 1%.  These increases were partially offset by price decreases, which reduced sales by $53 million, or 14%.

Gross profit margin during the December 2009 quarter increased 12.1 percentage points to 33.9%.  The combination of price increases, which began in fiscal 2008, lower raw material costs and various operational cost saving initiatives continued to positively impact the gross profit margin compared to the prior year quarter, resulting in an increase in gross profit of $51 million.  Lower raw material costs increased gross profit by $28 million as net volume and mix increases contributed $18 million, with foreign currency contributing an additional $5 million to gross profit.  Selling, general and administrative expenses increased $7 million, or 10%, during the current quarter primarily due to increases in advertising costs of $6 million.  Equity and other income increased by $4 million during the current quarter compared to the prior year quarter, primarily due to increased equity income from various joint venture agreements.

Operating income for current and prior year quarters included depreciation and amortization of $9 million for each period.  EBITDA totaled $76 million for the December 2009 quarter as compared to $28 million for the December 2008 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

Distribution

Distribution is a leading plastics and chemicals distributor in North America.  It distributes chemicals, plastics and composite raw materials in North America, as well as plastics in Europe and China.  Ashland Distribution also provides environmental services in North America, including hazardous and nonhazardous waste collection, recovery, recycling and disposal services.

December 2009 quarter compared to December 2008 quarter

Distribution reported operating income of $6 million during the current quarter, a decrease from the $10 million reported during the prior year quarter as declines in pricing and demand more than offset aggressive operational cost reductions.  Sales decreased 15% to $729 million compared to $853 million in the prior quarter.  Price declines of $93 million, or 11%, were the primary factor in the decrease as price increases have been difficult to implement due to the current sustained weak demand within the market.  Pounds sold per shipping day decreased 8% to 14.3 million compared to 15.5 million in the prior quarter as the chemicals and composites line of business were affected by excess product supply within the market, a result of the current global economic downturn.  Overall volume decreases resulted in a $47 million, or 6%, decline in sales, which was partially offset by a $16 million, or 2%, favorable currency exchange associated with foreign sales.

Gross profit margin during the current quarter increased 0.6 percentage points to 9.2%, however, the overall gross profit declined by $7 million.  Pricing and volume declines of $3 million and $5 million, respectively, were the primary factors of the gross profit decline, while favorable currency exchange increased gross profit by $1 million in the current quarter as compared to the December 2008 quarter.  Selling, general and administrative expenses decreased $2 million, or 3%, during the current quarter as decreases in salaries and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

travel and entertainment of $4 million were partially offset by increases in bad debt expense of $2 million.  Equity and other income increased $1 million during the current quarter compared to the prior quarter.

Operating income for the current and prior year quarters included depreciation and amortization of $7 million and $8 million, respectively.  EBITDA totaled $13 million for the December 2009 quarter as compared to $18 million for the December 2008 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

Unallocated and other

Unallocated and other recorded costs of $1 million for the December 2009 quarter compared to $28 million in costs for the December 2008 quarter.  Costs associated with the December 2008 quarter primarily consisted of $24 million for severance charges for the ongoing integration and reorganization of the Hercules acquisition and $3 million in due diligence costs associated with investment opportunities.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows for the three months ended December 31.

(In millions)	2009	2008
Cash (used) provided by:
Operating activities from continuing operations	$35	$74
Investing activities from continuing operations	26	(2,188)
Financing activities from continuing operations	(24)	1,460
Discontinued operations	13	5
Effect of currency exchange rate changes on cash and cash equivalents	4	(15)
Net increase (decrease) in cash and cash equivalents	$54	$(664)

Operating activities

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, was $35 million for the three months ended December 31, 2009 compared to $74 million for the three months ended December 31, 2008.  Profitability increased from a net loss of $119 million for the three months ended December 31, 2008 to net income of $86 million for the three months ended December 31, 2009.  Current period net income adjustments include depreciation and amortization of $80 million, deferred taxes of $26 million and debt issuance cost amortization of $6 million offset by cash outflows from operating assets and liabilities of $163 million, primarily as a result of increased inventory levels and more timely vendor payments.  Prior period net income adjustments include $78 million in depreciation and amortization (which includes debt issuance cost and purchased in-process research and development amortization), a $32 million loss on auction rate securities, a nonrecurring inventory fair value adjustment of $21 million and currency swap loss of $54 million related to the Hercules acquisition.

Investing activities

Cash provided by investing activities was $26 million for the three months ended December 31, 2009 as compared to cash used by investing activities of $2,188 million for the three months ended December 31, 2008.  Current period capital expenditures of $21 million were offset by cash inflows of $44 million related to the sale of auction rate securities.  The significant cash investing activities for the prior period included cash outflows of $2,082 million for the purchase of Hercules’ operations in November 2008, $95 million for the settlement of currency interest rate swap hedges related to this acquisition and $38 million for capital expenditures.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Financing activities

Cash used by financing activities was $24 million for the three months ended December 31, 2009 as compared to a $1,460 million cash inflow provided by financing activities in 2008.  Current period activity includes a cash dividend paid of $.075 per share, for a total of $6 million, and the repayment of $25 million in long-term debt.  Significant cash financing activities for the prior period included cash inflows of $2,205 million associated with short-term and long-term financing secured for the acquisition of Hercules.  This cash inflow for the prior period was offset by cash used for the extinguishment of certain debt instruments that Hercules held as of the closing date of the acquisition and other debt payments in the amount of $601 million as well as $138 million in debt issue costs paid in connection with securing the financing for the Hercules acquisition.  Cash dividends paid for the prior period were $.075 per share and totaled $6 million.

Free cash flow

The following represents Ashland’s calculation of free cash flow for the disclosed periods.

	Three months ended
	December 31
(In millions)	2009	2008
Cash flows provided by operating activities from continuing operations	$35	$74
Less:
Additions to property, plant and equipment	(21)	(38)
Cash dividends paid	(6)	(6)
Free cash flows	$8	$30

Cash flow metrics

At December 31, 2009, working capital (current assets minus current liabilities, excluding debt due within one year) amounted to $1,160 million, compared to $954 million at September 30, 2009 and $1,076 million at December 31, 2008.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $128 million at December 31, 2009, $125 million at September 30, 2009 and $186 million at December 31, 2008.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 125% of current liabilities at December 31, 2009, compared to 111% at September 30, 2008 and 99% at December 31, 2008.  The improvement in both working capital and liquid assets in the current period is primarily the result of Ashland’s focus on cash flow generation and aggressive cost savings opportunities since completion of the Hercules acquisition.

The following summary reflects Ashland’s total debt, cash and cash equivalents and auction rate securities as of December 31, 2009, September 30, 2009 and December 31, 2008.

	December 31	September 30	December 31
(In millions)	2009	2009	2008
Short-term debt	$28	$23	$246
Long-term debt (including current portion)	1,566	1,590	2,222
Total debt	$1,594	$1,613	$2,468

Cash and cash equivalents	$406	$352	$222
Auction rate securities	$126	$170	$225

The scheduled aggregate maturities of debt by fiscal year are as follows:  $55 million in 2010, $71 million in 2011, $64 million in 2012, $95 million in 2013 and $531 million in 2014.  Total borrowing capacity remaining under the $400 million revolving credit facility was $282 million, which was reduced by

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

$118 million for letters of credit outstanding at December 31, 2009.  Additionally, at December 31, 2009, Ashland had approximately $173 million in available funding from qualifying receivables sold to a wholly owned accounts receivable securitization facility.  In total, Ashland's available liquidity position, which includes cash and the revolving credit and accounts receivable securitization facility, was $861 million at December 31, 2009.

The current portion of long-term debt was $50 million at December 31, 2009, $53 million at September 30, 2009 and $94 million at December 31, 2008.  Based on Ashland’s current debt structure included in Note G of the Notes to Condensed Consolidated Financial Statements and assuming interest rates remain stable, future annual interest expense could range from approximately $160 million to $180 million based on applicable fixed and floating interest rates.

Financial covenants related to debt agreement

Ashland is subject to certain restrictions from various debt covenants.  These covenants include certain affirmative covenants such as various internal certifications, maintenance of property and applicable insurance coverage as well as negative covenants that include financial covenant restrictions, these include: leverage and fixed charge coverage ratios, total net worth and capital expenditure limitations.  At December 31, 2009, Ashland is in compliance with all covenants.

At December 31, 2009, Ashland’s calculation of the consolidated leverage ratio per the senior credit agreement was 1.6 compared to the maximum consolidated leverage ratio permitted under Ashland’s senior credit agreement of 3.5.  At December 31, 2009, Ashland’s calculation of the fixed charge coverage ratio per the senior credit agreement was 3.6 compared to the minimum permitted consolidated fixed charge coverage ratio of 1.25.  More information on the terminology and calculation methodology governing the senior credit agreement is located in a Form 8-K filed on November 21, 2008, as amended.

Under Ashland’s financing facilities, the minimum consolidated net worth covenant at the end of any fiscal quarter ending after December 31, 2008 must not be less than 85% of Ashland’s consolidated net worth as of December 31, 2008, after giving effect to any purchase accounting adjustments relating to the Hercules acquisition subsequent to December 31, 2008, increased on a cumulative basis for each subsequent quarter commencing with January 1, 2009 by an amount equal to 50% of Ashland’s U.S. GAAP reported net income (to the extent positive with no deduction for net losses) plus 100% of net cash proceeds of any issuance of equity interests (other than disqualified equity interests).  As of December 31, 2009 Ashland’s consolidated calculation of net worth based on the loan covenant was $3,778 million versus the minimum consolidated net worth covenant of $3,198 million, a difference of $580 million.  This difference would be adversely impacted by any future operating losses, impairment (including goodwill, intangible assets and property, plant and equipment), pension remeasurement, severance or other related charges that reduce Ashland’s consolidated net worth.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits: approximately $300 million in fiscal year 2010, which includes an approximate $50 million carryforward from fiscal 2009 in accordance with the senior credit agreement, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.  Per the senior credit agreement, 50% of any amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.

Ashland projects that cash flows from operations and other available financial resources such as cash on hand and revolving credit should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of each respective financing facility.  These model projections are based on various assumptions that include, but are not limited to: operational results, working capital cash generation, capital expenditures, pension funding requirements and tax payment and receipts.  Any change in assumptions that would affect these cash flow projections by $100 million would have an

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

approximate .2x effect on the consolidated leverage and an approximate .4x effect on the fixed charge coverage ratio.  Any change in debt of $100 million would affect the consolidated leverage ratio by approximately .1x.

Auction Rate Securities

At December 31, 2009, Ashland held at par value $142 million of student loan auction rate securities for which there was not an active market with consistent observable inputs.  Since the second quarter of fiscal 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time the market for auction rate securities has failed to achieve equilibrium.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  At December 31, 2009, auction rate securities totaled $126 million and were classified as noncurrent assets in the Condensed Consolidated Balance Sheet.

During the December 2009 quarter, Ashland sold $50 million (par value) auction rate securities for $44 million in cash proceeds which approximated book value.  In December 2008, Ashland sold $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million.  As a result of the December 2008 sale, as well as Ashland’s debt structure following the Hercules acquisition and the ongoing impact from the current global economic downturn, Ashland determined that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million unrealized loss as a permanent realized loss in the other expenses caption of the Consolidated Statement of Income.

Ashland’s current estimate of fair value for auction rate securities is based on various internal discounted cash flow models and relevant observable market prices and quotes, including the sale of auction rate securities during fiscal years 2009 and 2010.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.  Any 25 basis point change in the discount rate or three month adjustment in the duration assumptions would impact the internal valuation model by approximately $1 million.

Capital resources

During the three months ended December 31, 2009, Ashland’s total debt decreased by $19 million to $1,594 million and stockholders’ equity increased by $170 million to $3,754 million.  Since the acquisition of Hercules in November 2008, Ashland has primarily used its cash generation to reduce debt by approximately $1 billion.  The increase in stockholders’ equity was primarily due to the voluntary common stock contribution of $100 million made in November 2009 to Ashland’s U.S. pension plans and net income of $86 million.  These increases were partially offset by regular cash dividends of $6 million and deferred translation losses of $19 million.  Debt as a percent of capital employed was 30% at December 31, 2009 compared to 31% at September 30, 2009 and 41% at December 31, 2008.

As part of the financing arrangements to acquire Hercules, Ashland is now subject to the following capital expenditure limits, which can be increased by any qualifying carryover from prior years:  approximately $300 million in fiscal year 2010, which includes a $53 million carryforward from fiscal 2009 in accordance with the senior credit agreement, $330 million in fiscal year 2011, $360 million in fiscal year 2012, $370 million in fiscal year 2013 and $375 million in fiscal year 2014.  In accordance with the senior credit agreement, 50% of any capital expenditure amount set forth above that is not expended in the fiscal year for which it is permitted above may be carried over for expenditure in the next following fiscal year.  During the three months ended December 31, 2009, Ashland recorded $21 million for capital expenditures.  Ashland is currently forecasting approximately $200 million of capital expenditures for fiscal 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and associated receivables for asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three months ended December 31, 2009.

OUTLOOK

The December 2009 quarter marks the one year anniversary of Ashland’s acquisition of Hercules.  Ashland has almost completely integrated the operations and businesses from the Hercules acquisition towards its goal of creating a global specialty chemical company with significant scale and strong positions within the markets it serves.  Through significant steps taken throughout the past few years in realigning and resizing the cost structures of its businesses to match current global demand, Ashland has improved its competitive position and its ability to leverage improvements in the overall economy.

During the December 2009 quarter, each business segment achieved improvements in gross profit margins versus the prior year quarter, while generally experiencing some signs of sequential demand improvement.  Although raw material cost increases may well occur during the remainder of the fiscal year, Ashland’s continued emphasis on pricing and cost management should support both increased profitability and growth as the economy recovers.

Functional Ingredients has recently obtained certain new business at lower gross profit margins that is expected to help offset recent volume declines.  This additional volume should enable more efficient plant production utilization.  In addition, Ashland expects additional growth from the regulated industries and coatings additives businesses, while continuing to focus on improved profitability of the construction business by managing its fixed cost structure.  Raw material increases are expected throughout the fiscal year and will be managed closely by the business, as appropriate.

While Water Technologies has significantly redesigned its operations as part of the Hercules integration, some additional steps still remain to fully align the business and operations  As global demand begins to increase, Water Technologies’ gross profit margin should increase through improved volume and product mix, combined with focus on optimal pricing and operational costs.  In addition, the renewal process for calendar-year contracts continues to progress well for this business and should, upon completion, have a neutral to slightly positive affect on gross profit margins.  However, raw material increases will likely negatively affect gross profit margin throughout the remainder of the fiscal year.

Performance Materials is starting to experience some early, positive improvement in markets such as automotive, marine and recreational vehicle, but these and many other markets are still significantly below their peak outputs.  Assuming volume trends continue to improve from their previous lows, Ashland would expect similar improvements in the gross profit margin.  This business has recently been experiencing a rising raw material cost environment on many key materials.  Ashland’s goal is to recover over time any increase in raw material costs, although there is usually a lag effect in recovering cost increases, and any increase is ultimately determined by the marketplace.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer Markets received an announcement of a base-oil cost increase of approximately $0.20 per gallon recently, representing approximately 2% of sales for Consumer Markets.  This cost increase should be recovered through the market over time, although there is usually a lag effect in recovering cost increases, and any increase is ultimately determined by the marketplace.  During the past year Consumer Markets has demonstrated the ability to quickly recover similar cost increases, which has significantly changed its profitability.  The business has generated 18% or greater EBITDA margins (EBITDA/Sales) during the last four quarters.  Ashland believes this business is starting to demonstrate its longer-term potential, as compared with historical norms, and expects Consumer Markets’ fiscal year 2010 financial results to ultimately be close to the record fiscal 2009 financial results.

Recently, Distribution has experienced higher and stable demand levels in certain key markets such as the automotive and marine markets.  Recent cost increases, many in the 8% to 14% range, from its suppliers this past month have occurred, but are being passed onto the markets that it serves.  Distribution is expected to report improved volume levels as the economy continues to recover.  These improvements in demand should lead to better operational margins from absorption of the fixed cost structure within this business.

Due to the improved credit markets along with Ashland’s improved financial position and performance in relation to current financial covenant restrictions, Ashland is currently exploring opportunities to refinance its existing debt.  Ashland anticipates the completion of the refinancing to occur during the March 2010 quarter and expects annual interest expense savings to be between $30 million and $40 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2009 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

(b)
During the three months ended December 31, 2009, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(1) CERCLA and Similar State Law Sites – Under CERCLA and similar state laws, Ashland and Hercules may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of December 31, 2009, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 90 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2)  Multi-Media Environmental Compliance Investigation – In April 2005, Hercules’ Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance investigation by the USEPA and the Virginia Department of Environmental Quality (“VADEQ”), and in April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a CAA compliance investigation by USEPA and the VADEQ.  In April 2008, the results of both investigations were provided to Hercules which uncovered areas of potential noncompliance with various environmental requirements which are being evaluated.  While it is reasonable to believe the penalties for potential violations could exceed $100,000, at this time, the potential liability, if any, with respect to these matters should not be material to Ashland.

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

ITEM 1A.  RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Form 10-K for the year ended September 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 28, 2010, Ashland’s Annual Meeting of Shareholders was held at the Metropolitan Club, 50 E. RiverCenter Boulevard, Covington, Kentucky at 10:30 a.m.  The following are the results of the shareholder vote at the meeting:

1)	Mark C. Rohr, Theodore M. Solso and Michael J. Ward were elected as Class III directors to a three-year term with the vote totals referenced below.

		Votes
	For	Against	Abstain
Mark C. Rohr	54,049,645	4,115,473	2,217,973
Theodore M. Solso	53,383,848	4,791,292	2,207,951
Michael J. Ward	54,614,611	3,557,270	2,211,210

Roger W. Hale, Bernadine P. Healy, Kathleen Ligocki, Vada O. Manager, James J. O’Brien, Barry W. Perry, George A. Schaefer, Jr. and John F. Turner continue to serve as directors.

2)
The appointment of PricewaterhouseCoopers LLP as independent registered public accountants for fiscal year ending September 30, 2010, was ratified by a vote of 68,879,404 shares voting for, 571,125 shares voting against, and 204,998 shares abstaining.

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

Ashland Inc.
(Registrant)

February 5, 2010	/s/ Lamar M. Chambers
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