Form 10-Q
period 2010-03-31
ASHLAND INC.
filed 2010-05-05
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At March 31, 2010, there were 78,502,620 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2010	2009	2010	2009	(e)

SALES	$2,248	$1,990	$4,268	$3,956

COSTS AND EXPENSES
Cost of sales (a)	1,738	1,531	3,272	3,172
Selling, general and administrative expenses (a)	354	329	688	646
Research and development expenses (b)	20	23	40	50
	2,112	1,883	4,000	3,868
EQUITY AND OTHER INCOME	15	5	29	17

OPERATING INCOME (LOSS)	151	112	297	105
Net interest and other financing expense (c)	(103)	(54)	(145)	(82)
Net loss on divestitures	(5)	(1)	(5)	-
Other income and expenses (d)	-	-	1	(86)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	43	57	148	(63)
Income tax expense - Note J	23	9	53	8
INCOME (LOSS) FROM CONTINUING OPERATIONS	20	48	95	(71)
Income from discontinued operations (net of income taxes) - Note E	2	-	13	-
NET INCOME (LOSS)	$22	$48	$108	$(71)

BASIC EARNINGS PER SHARE - Note K
Income (loss) from continuing operations	$.25	$.65	$1.23	$(1.00)
Income from discontinued operations	.03	-	.17	-
Net income (loss)	$.28	$.65	$1.40	$(1.00)

DILUTED EARNINGS PER SHARE - Note K
Income (loss) from continuing operations	$.25	$.65	$1.21	$(1.00)
Income from discontinued operations	.02	-	.16	-
Net income (loss)	$.27	$.65	$1.37	$(1.00)

DIVIDENDS PAID PER COMMON SHARE	$.075	$.075	$.15	$.15

(a)	The three and six months ended March 31, 2009 includes a $16 million and $37 million charge recorded within the cost of sales caption for a one-time fair value assessment of Hercules inventory as of the date of the transaction and a $7 million and $33 million severance charge within the selling, general and administrative expenses caption for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.
(b)	The six months ended March 31, 2009 includes a $10 million charge related to the valuation of the ongoing research and development projects at Hercules as of the merger date. In accordance with applicable GAAP and SEC accounting regulations, these purchased in-process research and development costs were expensed upon acquisition.
(c)	The three and six months ended March 31, 2010 includes a $66 million charge related to the refinancing of the Senior Credit Facility and related extinguishment of debt.
(d)	The six months ended March 31, 2009 includes a $54 million loss on currency swaps related to the Hercules acquisition and a $32 million loss on auction rate securities.
(e)	Results from November 14, 2008 forward include operations acquired from Hercules Incorporated.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30	March 31
(In millions - unaudited)	2010	2009	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$499	$352	$203
Accounts receivable (a)	1,494	1,392	1,357
Inventories - Note H	581	527	579
Deferred income taxes	98	115	93
Other current assets	61	40	75
Current assets held for sale - Note C	2	41	93
	2,735	2,467	2,400
NONCURRENT ASSETS
Auction rate securities - Note F	86	170	214
Goodwill - Note I	2,167	2,220	2,074
Intangibles - Note I	1,150	1,204	1,293
Asbestos insurance receivable (noncurrent portion) - Note O	478	510	440
Deferred income taxes	91	161	-
Other noncurrent assets	545	596	584
Noncurrent assets held for sale - Note C	23	61	86
	4,540	4,922	4,691
PROPERTY, PLANT AND EQUIPMENT
Cost	3,386	3,449	3,410
Accumulated depreciation and amortization	(1,422)	(1,391)	(1,264)
	1,964	2,058	2,146

TOTAL ASSETS	$9,239	$9,447	$9,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note G	$339	$23	$84
Current portion of long-term debt - Note G	23	53	94
Trade and other payables	1,056	944	738
Accrued expenses and other liabilities	440	541	457
Current liabilities held for sale - Note C	-	5	16
	1,858	1,566	1,389
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note G	1,101	1,537	2,084
Employee benefit obligations - Note L	1,126	1,214	667
Asbestos litigation reserve (noncurrent portion) - Note O	899	956	796
Deferred income taxes	-	-	218
Other noncurrent liabilities	573	590	540
	3,699	4,297	4,305

STOCKHOLDERS’ EQUITY	3,682	3,584	3,543

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,239	$9,447	$9,237

(a)	Accounts receivable includes an allowance for doubtful accounts of $31 million and $41 million at March 31, 2010 and 2009, respectively, and $38 million at September 30, 2009.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	loss	(a)	Total

BALANCE AT SEPTEMBER 30, 2008	$1	$33	$3,138	$30		$3,202
Total comprehensive loss (b)			(71)	(39)		(110)
Regular dividend, $.15 per common share			(11)			(11)
Issuance of common shares - Note M		450				450
Issued 651,593 common shares under stock
incentive and other plans (c)		18				18
Other		(4)	(2)			(6)
BALANCE AT MARCH 31, 2009	$1	$497	$3,054	$(9)		$3,543

BALANCE AT SEPTEMBER 30, 2009	$1	$521	$3,185	$(123)		$3,584
Total comprehensive gain (loss) (b)			108	(113)		(5)
Regular dividend, $.15 per common share			(12)			(12)
Issuance of common shares (d) - Note M		100				100
Issued 666,764 common shares under stock
incentive and other plans (e)		15				15
BALANCE AT MARCH 31, 2010	$1	$636	$3,281	$(236)		$3,682

(a)
At March 31, 2010 and 2009, the after-tax accumulated other comprehensive loss of $236 million for 2010 and $9 million for 2009 was comprised of pension and postretirement obligations of $452 million for 2010 and $105 million for 2009 and net unrealized translation gains of $216 million for 2010 and $96 million for 2009.

(b)	Reconciliations of net income (loss) to total comprehensive loss follow.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2010	2009	2010	2009

Net income (loss)	$22	$48	$108	$(71)
Pension and postretirement obligation adjustments, net of tax	10	1	10	2
Unrealized translation loss, net of tax	(104)	(99)	(123)	(61)
Unrealized losses on investment securities, net of tax	-	-	-	20
Total comprehensive loss	$(72)	$(50)	$(5)	$(110)

(c)	Includes $10 million from the fair value of Hercules stock options converted into stock options for Ashland shares.
(d)	Relates to the November 2009 voluntary pension plan contribution of approximately 3.0 million shares of Ashland Common Stock.
(e)	Includes income tax benefits resulting from the exercise of stock options of $5 million for the six months ended March 31, 2010.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2010	2009

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$108	$(71)
Income from discontinued operations (net of income taxes)	(13)	-
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities
Depreciation and amortization	153	156
Debt issuance cost amortization	74	16
Purchased in-process research and development amortization	-	10
Deferred income taxes	55	2
Equity income from affiliates	(12)	(7)
Distributions from equity affiliates	6	4
Gain from sale of property and equipment	(4)	-
Stock based compensation expense	7	3
Stock contributions to qualified savings plans	13	4
Net loss on divestitures	5	-
Loss on early retirement of debt	4	-
Inventory fair value adjustment related to Hercules acquisition	-	37
Loss on currency swaps related to Hercules acquisition	-	54
(Gain) loss on auction rate securities	(1)	32
Change in operating assets and liabilities (a)	(177)	54
	218	294
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(60)	(80)
Proceeds from disposal of property, plant and equipment	9	4
Purchase of operations - net of cash acquired	-	(2,078)
Proceeds from sale of operations	60	7
Settlement of currency swaps related to Hercules acquisition	-	(95)
Proceeds from sales and maturities of available-for-sale securities	85	29
	94	(2,213)
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	300	2,000
Repayment of long-term debt	(773)	(645)
Proceeds from issuance of short-term debt	317	43
Debt issuance costs	(12)	(137)
Cash dividends paid	(12)	(11)
Proceeds from exercise of stock options	4	-
Excess tax benefits related to share-based payments	1	-
	(175)	1,250
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	137	(669)
Cash provided by discontinued operations
Operating cash flows	12	3
Effect of currency exchange rate changes on cash and cash equivalents	(2)	(17)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	147	(683)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	352	886

CASH AND CASH EQUIVALENTS - END OF PERIOD	$499	$203

(a)     Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  Results of operations for the period ended March 31, 2010, are not necessarily indicative of results to be expected for the year ending September 30, 2010.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

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

The merger was recorded by Ashland using the purchase method of accounting in accordance with applicable United States generally accepted accounting principles (U.S. GAAP or GAAP) whereby the total purchase price, including qualifying transaction-related expenses, were allocated to tangible and intangible assets and liabilities acquired based upon their respective fair values.

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

The Hercules acquisition was financed in part through $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders consisting of a $400 million revolving credit facility, a $400 million Term Loan A facility, an $850 million Term Loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan, which was subsequently replaced in May 2009 by $650 million senior unsecured notes and $100 million in cash generated from operations.  The total debt drawn upon the closing of the completed merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash, which was used in part to extinguish $594 million of existing Hercules debt and to pay transaction fees associated with the financing facilities.  A significant amount of this debt has been repaid and during the March 2010 quarter Ashland refinanced the remaining debt from this transaction.  For further information on the refinancing and remaining debt outstanding see Note G.

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

The purchase price allocation for the acquisition was completed during the December 2009 quarter.  Adjustments made during the December 2009 quarter primarily related to asbestos liabilities and receivables, as a result of the final assessment after completion of the review of the underlying claim files, as well as certain valuation adjustments to previously recorded purchase accounting or pre-acquisition amounts within legal, environmental and income taxes.  See Note O for more information related to the assumed asbestos and environmental liabilities.  See Note I for more information related to goodwill.

Purchased in-process research and development (IPR&D) represents the value assigned in a business combination to acquired research and development projects that, as of the date of the acquisition, had not established technological feasibility and had no alternative future use.  Amounts assigned to IPR&D meeting these criteria were charged to expense as part of the allocation of the purchase price of the business combination.  Ashland recorded pretax charges totaling $10 million associated with the Hercules acquisition within the research and development expenses caption of the Statement of Consolidated Income.  The estimated values assigned to the IPR&D projects were determined based on a discounted cash flow model assigned to the following projects:

(In millions)
Functional Ingredients	Corebond	$2
Water Technologies	Biofilm Sensor	$2
Water Technologies	Surface Dry Strength	$2
Functional Ingredients / Water Technologies	Other	$4

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS AND DIVESTITURES (continued)

As part of the valuation of the Hercules acquisition, Ashland recorded $1,116 million of intangible assets.  Of these intangible assets, Ashland has identified approximately $255 million of certain product trade names, within the Functional Ingredients and Water Technologies businesses, that have been designated as indefinite-lived assets.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands as well as their recognition worldwide in the industry.  The remaining $861 million identified finite-lived intangible assets are being amortized over their respective estimated useful lives.  Ashland determined the useful lives of the customer relationships, developed technology and product trade names to be 10 to 24 years, 5 to 20 years and 20 years, respectively.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current Hercules customer base.

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

Divestitures

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million five-year promissory note from TorQuest Partners. The Pinova business, with annual revenues of approximately $85 million a year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia. The transaction resulted in a pretax gain of less than $1 million, which was included in the net loss on divestitures caption on the Statements of Consolidated Income for the quarter ended March 2010. As part of this sale agreement, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

In August 2009, Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax, which was subsequently reduced by $4 million after giving affect to post-closing adjustments related to working capital.  Drew Marine had annual revenues of approximately $140 million a year.  The transaction resulted in a pretax gain of $56 million, which was included in the net loss on divestitures caption on the Statements of Consolidated Income for the quarter ended September 2009.  As part of this sale arrangement Ashland has agreed to continue to manufacture certain products on behalf of Drew Marine.

As a result of these divestitures, the assets and liabilities of these businesses for prior periods have been reflected as assets and liabilities held for sale within the Condensed Consolidated Balance Sheets and are comprised of the following components:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS AND DIVESTITURES (continued)

	March 31	September 30	March 31
(In millions - unaudited)	2010	2009	2009
Accounts receivable	$1	$13	$43
Inventories	1	28	50
Current assets	$2	$41	$93

Property, plant and equipment, net	$-	$39	$41
Goodwill and intangible assets	-	-	14
Other noncurrent assets	-	-	7
Noncurrent assets	$-	$39	$62

Trade payables	$-	$5	$15
Accrued expenses and other liabilities	-	-	1
Current liabilities	$-	$5	$16

In addition to the Drew Marine and Pinova assets and liabilities identified above that were previously designated in prior periods as held for sale, Ashland held other noncurrent assets for sale of $23 million, $24 million and $22 million as of March 31, 2010 and 2009 and September 30, 2009, respectively, primarily related to corporate aircraft, non-operational properties and certain Valvoline Instant Oil Change locations. The noncurrent assets held for sale are required to be measured at carrying value or below this level if an impairment is indicated. The fair values were based on definitive agreements of sale or other market quotes which would be considered significant unobservable market inputs (Level 3) within the fair value hierarchy. See also Note F – Fair Value Measurements for further information on the fair value hierarchy.

Other divestiture activity

In December 2008, Ashland completed the sale of its indirectly held 33.5% ownership interest in FiberVisions Holdings, LLC (FiberVisions) to Snow Phipps Group, LLC (Snow Phipps), a New York-based private equity firm and the majority owner of FiberVisions for $7 million. FiberVisions, a leading global producer of specialty fibers for nonwoven fabrics and textile fibers used in consumer and industrial products, was acquired by Ashland as part of the Hercules acquisition. The sale of the company’s interest in FiberVisions generated a capital loss of approximately $220 million for tax purposes that can be used to offset capital gains. The unutilized capital loss benefit was fully offset by a deferred tax asset valuation allowance because Ashland is not permitted to anticipate additional future capital gains; therefore, no tax benefit was recognized on this transaction.

In June 2008, Ashland and Süd-Chemie AG signed a nonbinding memorandum of understanding to form a new, global 50-50 joint venture to serve foundries and the metal casting industry. The joint venture would combine three businesses: Ashland’s Casting Solutions business group, the foundry-related businesses of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing European-based joint venture between Ashland and Süd-Chemie. Ashland’s Casting Solutions and ASK businesses recorded revenues of approximately $375 million during fiscal year 2009. The foundry-related businesses of Süd-Chemie AG to be contributed to the joint venture generated revenues of approximately $146 million for the year ended December 31, 2009. Ashland and Süd-Chemie AG continue discussions with respect to a possible joint venture, with changes to the scope and other aspects of this project presently being considered.

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

In total, Ashland has achieved run-rate cost reductions in excess of $400 million related to these cost reduction initiatives.  The cumulative effect of these restructuring activities has resulted in the elimination of approximately 1,925 employee positions and ten permanent facility closings through the end of the March 2010 quarter and in total is currently expected to reduce the global workforce by over 2,000 employees, or approximately 13% by the end of 2010.  The total restructuring cost incurred under the cost-structure efficiency programs for the three and six months ended March 31, 2010 was $1 million and $3 million, respectively, and was classified within the selling, general and administrative expenses caption.  The total restructuring cost incurred under the cost-structure efficiency programs for the three and six months ended March 31, 2009 was $13 million and $55 million, respectively, of which $7 million and $33 million, respectively, was classified within the selling, general and administrative expenses caption and $4 million was charged to the cost of sales and operating expense caption.  For the three and six months ended March 31, 2009, the remaining cost of $2 million and $18 million, respectively, related to established severance reserves associated with Hercules personnel which qualified for purchase method of accounting in accordance with U.S. GAAP and had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods; which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items, although Ashland does not currently expect these to be significant.  Ashland anticipates completing these restructuring activities during 2010.

The following table details at March 31, 2010 and 2009, the amount of restructuring reserves related to the cost-structure efficiency and Hercules integration programs included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets and the related activity in these reserves for the six months ended March 31, 2010 and 2009.

(In millions)	Severance
Balance as of September 30, 2008	$7
Restructuring reserve	55
Utilization (cash paid or otherwise settled)	(17)
Balance at March 31, 2009	$45

Balance as of September 30, 2009	$38
Restructuring reserve	3
Utilization (cash paid or otherwise settled)	(23)
Balance at March 31, 2010	$18

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary, and from the acquisition of Hercules during 2009, a wholly owned subsidiary of Ashland.  Additional adjustments to the recorded litigation reserves and related insurance receivables continue periodically and primarily reflect updates to the estimates.  See Note O for more information related to the adjustments on asbestos.

Ashland’s divestiture of Ashland Paving And Construction (APAC) during 2006 qualified as a discontinued operation.  As a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during the six month period ended March 31, 2010.  In addition, Ashland recorded an adjustment to the gain on the sale of the Electronic Chemicals business (divested in 2003) as a result of favorable adjustments to environmental claims associated with the transaction.  Such adjustments to these and other divested businesses may continue to occur in future periods and are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and six months ended March 31, 2010 and 2009.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2010	2009	2010	2009
Income from discontinued operations (net of tax)
Asbestos-related litigation reserves and receivables	$-	$-	$9	$-
Gain on disposal of discontinued operations (net of tax)
APAC	-	-	2	-
Electronic Chemicals	2	-	2	-
Total income from discontinued operations (net of tax)	$2	$-	$13	$-

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

Level 3—Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date.  Unobservable inputs reflect Ashland’s own assumptions about what market participants would use to price the asset or liability.  The inputs are developed based on the best information available in the circumstances, which might include occasional market quotes or sales of similar instruments or Ashland’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

For assets that are measured using quoted prices in active markets (Level 1), the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs (Level 2) are primarily valued by reference to quoted prices of similar assets or liabilities in active markets (market approach), adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which unobservable inputs are used (Level 3), fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models that Ashland deems reasonable.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of March 31, 2010.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of March 31, 2010.

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$499	$499	$499	$-	$-
Auction rate securities	86	86	-	-	86
Deferred compensation investments (a)	173	173	64	109	-
Investments (a)	2	2	2	-	-
Total assets at fair value	$760	$760	$565	$109	$86

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.

Level 3 instruments

Auction rate securities

At March 31, 2010, Ashland held $86 million of student loan auction rate securities, that had a par value $97 million, for which there was not an active market with consistent observable inputs.  Since the second quarter of fiscal 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time the market for auction rate securities has failed to achieve equilibrium.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, these instruments have been classified as noncurrent assets in the Condensed Consolidated Balance Sheet.

The following details the auction rate securities sold during the applicable periods.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2010	2009	2010	2009
Par value	$45	$13	$95	$33
Cash received	40	11	85	29
Gain or (loss)	-	-	1	(2)

Additionally, in the December 2008 quarter Ashland recorded a $30 million temporary unrealized loss as permanent in the other income and expenses caption of the Statement of Consolidated Income.  At that time,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

a full valuation allowance was established for this tax benefit since Ashland did not have capital gains to offset this capital loss.

The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2009	$170
Sales of auction rate securities	(85)
Realized gain recognized in the Consolidated Statement of Income	1
Balance as of March 31, 2010	$86

Balance as of October 1, 2008	$243
Sales of auction rate securities	(29)
Balance as of March 31, 2009	$214

Derivative and hedging activities

Currency hedges

Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail the earnings volatility effects of short-term assets and liabilities denominated in currencies other than the functional currency of an entity.

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expenses caption.  For the three and six months ended March 31, 2010, losses of less than $1 million for each period were recorded in other income and expenses caption within the Statement of Consolidated Income for these contracts.  For the three and six months ended March 31, 2009, losses of less than $1 million and gains of $2 million, respectively, were recorded in the Statement of Consolidated Income for these contracts.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The net loss position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of March 31, 2010 was less than $1 million, consisting of a gain of less than $1 million with a notional amount of $36 million offset by a loss of $1 million with a notional amount of $106 million, and was included in other noncurrent assets and liabilities, respectively.  The net loss position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of March 31, 2009 was less than $1 million, consisting of a loss of $1 million with a notional amount of $70 million offset by a gain of $1 million with a notional amount of $60 million, and was included in other noncurrent assets and liabilities, respectively.  As of March 31, 2010 there were no open foreign currency derivatives which qualified for hedge accounting treatment.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

This instrument does not qualify for hedge accounting and therefore gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statements of Consolidated Income within the net interest and other financing expense caption.  As of March 31, 2010 and 2009, the fair value on the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Condensed Consolidated Balance Sheet.

Other financial instruments

At March 31, 2010, Ashland’s long-term debt had a carrying value of $1,124 million compared to a fair value of $1,343 million.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

NOTE G – DEBT

The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30	March 31
(In millions)	2010	2009	2009
Term Loan A, due 2013 (a)	$-	$219	$377
Term Loan B, due 2014 (a)	-	542	830
Term Loan A, due 2014 (a)	300	-	-
6.60% notes, due 2027 (b)	12	12	12
9.0% bridge loan, due 2009	-	-	750
Accounts receivable securitization	300	-	40
9.125% notes, due 2017	629	628	-
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at March 31, 2010 (7.7% to 9.4%)	21	21	21
8.80% debentures, due 2012	20	20	20
6.86% medium-term notes, Series H, due 2009	-	-	17
Hercules Tianpu - term notes, due through 2011 (b)	12	19	42
6.50% junior subordinated notes, due 2029 (b)	125	125	124
International revolver agreements	39	22	18
Other	5	5	11
Total debt	1,463	1,613	2,262
Short-term debt	(339)	(23)	(84)
Current portion of long-term debt	(23)	(53)	(94)
Long-term debt (less current portion)	$1,101	$1,537	$2,084

(a)	Senior credit facilities. On March 31, 2010, Term Loan A, due 2014 was entered into while the Term Loan A, due 2013 and Term Loan B, due 2014 were paid in full.
(b)	Hercules retained instruments.

The scheduled aggregate maturities of debt by fiscal year are as follows: $30 million remaining in 2010, $50 million in 2011, $26 million in 2012, $373 million in 2013 and $203 million in 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – DEBT (continued)

Senior Credit Facilities

On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other Lenders party thereto, (the “Senior Credit Agreement”).  The Senior Credit Agreement provides for an aggregate principal amount of $850 million in senior secured credit facilities (the “Senior Credit Facilities”), consisting of a $300 million four-year Term Loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the Term Loan A facility were used, together with proceeds from the accounts receivable securitization facility described below, and cash on hand to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the Senior Credit Facilities and the related transactions.  The new revolving credit facility will provide ongoing working capital and will be used for other general corporate purposes as well as support for the issuance of letters of credit.

The Senior Credit Facilities are guaranteed by Ashland’s present and future subsidiaries (other than certain immaterial subsidiaries, regulated subsidiaries, joint ventures, special purpose finance subsidiaries, certain foreign subsidiaries and certain unrestricted subsidiaries) and are secured by a first priority security interest in substantially all the personal property assets of Ashland and such guarantor subsidiaries, including the capital stock or other equity interests of certain of Ashland’s U.S. and first-tier foreign subsidiaries and a portion of the stock of certain of Ashland’s other first-tier foreign subsidiaries.  The Senior Credit Facilities may cease to be secured upon Ashland achieving an Investment Grade corporate family rating as defined in the Senior Credit Agreement.

The Senior Credit Facilities carry an initial interest rate of either LIBOR plus 275 points or base rate plus 175 basis points, at Ashland’s option, and as of March 31, 2010, the weighted average interest rate on the Term Loan A was 3.02%.  Total borrowing capacity remaining under the $550 million revolving credit facility was $431 million, representing a reduction of $119 million for letters of credit outstanding at March 31, 2010.  The Term Loan A facility was drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments commencing with the installment due on June 30, 2010, with 5% of the original principal amount due during year one, 7.5% of the original principal amount due during year two, 10% of the original principal amount due during year three, and 77.5% of the original principal amount due during year four (in quarterly installments of 5.0%, 5.0%, 5.0% and 62.5%), with a final payment of all outstanding principal and interest on March 31, 2014.

As a result of the new Senior Credit Agreement and prepayments made during the current quarter, Ashland expensed $62 million of the remaining $84 million debt issuance costs related to the loan fees paid to originate the initial term facility and incurred an additional $4 million of prepayment fee penalties related to the previous Term Loan B facility, which were included in the net interest and other financing expense caption in the Statements of Consolidated Income.  In addition, Ashland incurred $11 million of new debt issuance costs associated with the new Senior Credit Agreement that will be recognized as an expense ratably over the life of the new term of the agreement.

Covenant restrictions

The Senior Credit Facilities include less restrictive covenants than the previous credit facility and no longer contain covenants associated with minimum consolidated net worth and capital expenditure limits.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants; limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments; and other customary limitations.

The maximum consolidated leverage ratio permitted under the Senior Credit Facilities are as follows:  3.25 from the period March 31, 2010 through September 30, 2010, 3.00 from the period December 31, 2010 through September 30, 2011 and 2.75 from December 31, 2011 and each fiscal quarter thereafter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – DEBT (continued)

The permitted consolidated fixed charge coverage ratio under the Senior Credit Facility is 1.25 from the period March 31, 2010 through September 30, 2010 and 1.50 from December 31, 2010 and for each fiscal quarter thereafter.

As of March 31, 2010, Ashland is in compliance with all credit facility covenant restrictions.  At March 31, 2010, Ashland’s calculation of the consolidated leverage ratio per the refinancing was .9 compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.25.  At March 31, 2010, Ashland’s calculation of the fixed charge coverage ratio per the refinancing was 6.7 compared to the permitted consolidated ratio of 1.25.  The foregoing summary of the Senior Credit Agreement is qualified in its entirety by reference to the text of such agreement, which is filed as Exhibit 10.1 to Ashland’s Form 8-K filed on April 6, 2010.

Accounts receivable securitization

Also as part of the refinancing described above, on March 31, 2010, Ashland amended and restated its existing accounts receivable securitization facility, pursuant to (i) a First Amendment to Sale Agreement, between Ashland and CVG Capital II, LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of Ashland (“CVG”), which amended the Sale Agreement, dated as of November 13, 2008 (as so amended, the “Sale Agreement”) and (ii) an Amended and Restated Transfer and Administration Agreement (the “Transfer and Administration Agreement”), among CVG, Ashland, each of Liberty Street Funding LLC, Market Street Funding LLC and Three Pillars Funding LLC, as Conduit Investors and Uncommitted Investors, The Bank of Nova Scotia, as the Agent (the “Agent”), a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, PNC Bank, National Association, as a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, SunTrust Bank, as a Letter of Credit Issuer and a Committed Investor, SunTrust Robinson Humphrey, Inc., as a Managing Agent and an Administrator and Wells Fargo Bank, National Association, as a Letter of Credit Issuer, a Managing Agent and a Committed Investor, as acknowledged and agreed to by Bank of America, National Association and YC SUSI Trust, as exiting parties.

The primary purposes of the amendment of the accounts receivable securitization facility were to increase the maximum available funds under the facility from $200 million to $350 million and to extend the maturity date of the facility to March 29, 2013.  Ashland incurred an additional $1 million in fees related to the amendment and restatement of the facility that was capitalized and included within other noncurrent assets within the Condensed Consolidated Balance Sheet.  At March 31, 2010, the outstanding amount of accounts receivable sold by Ashland to CVG was $673 million.  Ashland had drawn $300 million under the facility as of March 31, 2010 of the approximate $307 million in available funding from qualifying receivables.

As part of the receivables securitization facility, under the Sale Agreement Ashland will sell, on an ongoing basis, substantially all of its accounts receivable (but not those of its subsidiaries), certain related assets and the right to the collections on those accounts receivable to CVG.  Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors (together the “Investors”) through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  Ashland transfers under the facility are accounted for as secured borrowings and the receivables sold pursuant to the facility are included in the Condensed Consolidated Balance Sheet as accounts receivable.  Borrowings under the facility will be repaid as accounts receivable are collected, with new borrowings created as and when CVG requests additional fundings from the Investors under the Transfer and Administration Agreement, which will generally occur on a monthly basis.  Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from Ashland’s own assets and will not be available to its creditors should Ashland become insolvent.  Ashland’s equity interest in CVG has been pledged to the lenders under Ashland’s new senior secured credit

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – DEBT (continued)

facilities described above.  Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement.

The foregoing summary of the Transfer and Administration Agreement and the First Amendment to Sale Agreement is qualified in its entirety by reference to the text of such agreements, which are filed as Exhibits 10.2 and 10.3 to Ashland’s Form 8-K filed on April 6, 2010.  The original Sale Agreement dated as of November 13, 2008, was filed as Exhibit 10.4 to Ashland’s Form 8-K filed on November 19, 2008.

NOTE H – INVENTORIES

Inventories are carried at the lower of cost or market. Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method. The remaining inventories are stated at cost using the average cost method. The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30	March 31
(In millions)	2010	2009	2009
Finished products	$616	$540	$585
Raw materials, supplies and work in process	102	112	128
LIFO carrying values	(137)	(125)	(134)
	$581	$527	$579

NOTE I – GOODWILL AND OTHER INTANGIBLES

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined its reporting units for allocation of goodwill include the Functional Ingredients, Water Technologies, Consumer Markets and Distribution reportable segments.  Within the Performance Materials reportable segment, because further discrete financial information is provided and management regularly reviews this information, this reportable segment is further broken down into the Casting Solutions and Composites and Adhesives reporting units.  Ashland performed its most recent annual goodwill impairment test as of July 1, 2009, and determined at that time, that no impairment existed.

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

The following is a progression of goodwill by segment for the periods ended March 31, 2010 and 2009.

	Functional	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Distribution	Total
Balance at September 30, 2009	$1,106	$626	$293		$115	$80	$2,220
Acquisitions	6	3	-		-	-	9
Currency translation adjustment	(42)	(17)	(3)		-	-	(62)
Balance at March 31, 2010	$1,070	$612	$290		$115	$80	$2,167

(a)	Goodwill consisted of $51 million and $239 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

	Functional	Water		Performance		Consumer
(In millions)	Ingredients	Technologies	(a)	Materials	(b)	Markets	Distribution	Total
Balance at September 30, 2008	$-	$56		$196		$30	$1	$283
Acquisitions	984	492		97		85	79	1,737
Currency translation adjustment	47	15		(8)		-	-	54
Balance at March 31, 2009	$1,031	$563		$285		$115	$80	$2,074

(a)	Excludes goodwill of $14 million as of March 31, 2009 associated with the Drew Marine sale during 2009 that has been classified within assets held for sale.
(b)	Goodwill consisted of $50 million and $235 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.

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

Certain intangible assets within trademarks and trade names have been classified as indefinite lived and had a balance of $290 million as of March 31, 2010 and 2009.  In accordance with U.S. GAAP, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life designation.  Intangible assets were comprised of the following as of each period disclosed below.

	March 31, 2010
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(25)	$328
Intellectual property	331	(53)	278
Customer relationships	567	(60)	507
Other intangibles	63	(26)	37
Total intangible assets	$1,314	$(164)	$1,150

	September 30, 2009
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(24)	$329
Intellectual property	331	(41)	290
Customer relationships	586	(40)	546
Other intangibles	63	(24)	39
Total intangible assets	$1,333	$(129)	$1,204

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

	March 31, 2009
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$364	$(23)	$341
Intellectual property	340	(30)	310
Customer relationships	648	(23)	625
Other intangibles	38	(21)	17
Total intangible assets	$1,390	$(97)	$1,293

Amortization expense recognized on intangible assets for the six months ended March 31 was $35 million for 2010 and $34 million for 2009 and is primarily included in the selling, general and administrative expenses caption of the Statements of Consolidated Income.

Estimated amortization expense for future periods is $65 million in 2010 (includes six months actual and six months estimated), $63 million in 2011, $62 million in 2012, $61 million in 2013 and $60 million in 2014.

NOTE J – INCOME TAXES

For the three months ended March 31, 2010 and 2009, Ashland’s effective tax rates were 53.5 % and 15.8%, respectively.  For the six months ended March 31, 2010 and 2009, Ashland’s effective tax rate was 35.8% and (12.7%), respectively.  The significant items that generated the variance between the U.S. federal statutory rate and the effective rates are included in the following table.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2010	2009	2010	2009
Income (loss) from continuing operations before income taxes	$43	$57	$148	$(63)
Income tax expense (benefit) computed at U.S. Federal
statutory rates (35%)	$15	$20	$52	$(22)
Increase (decrease) in amount computed resulting from:
Patient Protection and Affordable Care Act	14	-	14	-
Resolution, evaluation and re-evaluation of tax positions	-	3	(5)	11
Foreign rate differential	(4)	(11)	(6)	(8)
Nondeductible life insurance (gain) loss	(1)	2	(2)	8
Nondeductible in-process research and development costs	-	-	-	3
APB 23 repatriated earnings (a)	-	-	-	14
Auction rate securities valuation allowance	-	-	-	10
Utilization of capital loss carryforward	(5)	-	(5)	-
Research and development tax credits	-	-	-	(3)
Other	4	(5)	5	(5)
Income tax expense	$23	$9	$53	$8

(a)	Represents repatriation of historical earnings of certain foreign subsidiaries.

It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlement of ongoing audits, which may have material affect on the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (continued)

Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2010 and 2009.

(In millions)
Balance at October 1, 2009	$125
Increases related to positions taken on items from prior years	8
Decreases related to positions taken on items from prior years	(10)
Increases related to positions taken in the current year	3
Lapse of statute of limitations	(4)
Settlement of uncertain tax positions with tax authorities	(7)
Balance at March 31, 2010	$115

Balance at October 1, 2008	$79
Increases related to positions taken on items from prior years	7
Decreases related to positions taken on items from prior years	(7)
Increases related to assumed Hercules positions in the current year	35
Increases related to positions taken in the current year	9
Lapse of statute of limitations	(5)
Settlement of uncertain tax positions with tax authorities	(21)
Balance at March 31, 2009	$97

During the March 2010 quarter, the Patient Protection and Affordable Care Act (PPACA) was signed into law.  The PPACA contains a provision that changes the tax treatment related to a federal subsidy available to Ashland under its postretirement plans.  The subsidy is known as the Retiree Drug Subsidy (RDS).  Ashland is not currently taxed on the RDS payments received.  However, as a result of the PPACA, RDS payments will effectively become taxable to Ashland on October 1, 2013, by requiring the amount of the subsidy received to be offset against Ashland’s deduction for health care expenses.  The change in tax treatment does not affect the taxation of the subsidy itself, but would reduce Ashland’s deduction for the costs of health care for retirees by the amount of the subsidy received.  As a result the deductible temporary difference and any related deferred tax asset on Ashland’s Condensed Consolidated Balance Sheet associated with the benefit plan will be reduced.  In accordance with ASC 740, Income Taxes, which states that the impact of the change in tax law should be immediately recognized in the period that includes the enactment date, regardless of the effective date of the change in tax law, Ashland recorded a $19 million charge in the Statement of Consolidated Income during the current quarter, comprised of a $14 million income tax charge and a $5 million net loss on divestitures related to postretirement plans of the businesses divested as part of the MAP Transaction.

NOTE K – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 1.5 million and 5.4 million as of March 31, 2010 and 2009, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EARNINGS PER SHARE (continued)

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2010	2009	2010	2009
Numerator
Numerator for basic and diluted EPS – Income (loss)
from continuing operations	$20	$48	$95	$(71)
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	78	74	77	71
Share based awards convertible to common shares	2	-	2	-
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	80	74	79	71

EPS from continuing operations
Basic	$.25	$.65	$1.23	$(1.00)
Diluted	$.25	$.65	$1.21	$(1.00)

NOTE L – EMPLOYEE BENEFIT PLANS

For the six months ended March 31, 2010, $107 million had been contributed to the U.S. plans, $100 million of which was an Ashland Common Stock contribution made in November 2009, and $23 million had been contributed to the non-U.S. plans.  Ashland expects to make additional contributions to the U.S. plans of $3 million and $9 million in contributions to the non-U.S. plans during the remainder of fiscal year 2010.  The following table details the components of pension and other postretirement benefit costs.

	Pension benefits		Other postretirement benefits
(In millions)	2010	2009	2010	2009
Three months ended March 31
Service cost	$13	$11	$2	$1
Interest cost	50	55	4	6
Expected return on plan assets	(53)	(50)	-	-
Amortization of prior service credit	-	-	(1)	(1)
Amortization of net actuarial loss (gain)	12	4	-	(2)
	$22	$20	$5	$4

Six months ended March 31
Service cost	$26	$21	$3	$2
Interest cost	101	99	9	11
Expected return on plan assets	(107)	(89)	-	-
Amortization of prior service credit	-	-	(2)	(2)
Amortization of net actuarial loss (gain)	25	8	-	(3)
	$45	$39	$10	$8

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – CAPITAL STOCK

During the first and second quarters of fiscal 2010, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 7.5 cents per share to eligible shareholders of record.  The dividend was consistent with the quarterly cash dividend of 7.5 cents per share paid during the prior year periods.

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

NOTE N – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $4 million and $1 million for the three months ended March 31, 2010 and 2009, respectively, and $7 million and $3 million for the six month periods ended March 31, 2010 and 2009, respectively, and is included in the selling, general and administrative expenses caption of the Statements of Consolidated Income.

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years after the date of grant.  SARs granted for the six months ended March 31, 2010 and 2009 were 0.6 million and 1.3 million, respectively.  In addition, on November 13, 2008, approximately one million options were converted from previous Hercules stock options into stock options for Ashland shares.  These shares vested upon closing of the acquisition and the fair value of the converted stock options were recognized as a component of the purchase price with no additional amounts recorded as future compensation expense.  As of March 31, 2010, there was $10 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one to seven year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends (or dividend equivalents) upon grant.  Nonvested stock awards granted for the six months ended March 31, 2010 and 2009 were 148,950 and 166,500 shares, respectively.  As of March 31, 2010 there was $9 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

Performance shares

Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Ashland believes that the focus on relative performance encourages management to make decisions that create shareholder value.  Awards are granted annually, with each award covering a three-year performance cycle.  Historically, each performance share/unit is convertible to one share of Ashland Common Stock or cash.  As a result, these plans were recorded as a liability in the Condensed Consolidated Balance Sheets within the other noncurrent liabilities caption.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the six months ended March 31, 2010 and 2009 were 0.2 million and 0.3 million, respectively.  As of March 31, 2010, there was $7 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2010	2009	2009	2008	2007
Open claims - beginning of period	100	115	115	134	162
New claims filed	1	1	2	4	4
Claims settled	(1)	(1)	(1)	(2)	(2)
Claims dismissed	(11)	(9)	(16)	(21)	(30)
Open claims - end of period	89	106	100	115	134

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2010	2009	2009	2008	2007
Asbestos reserve - beginning of period	$543	$572	$572	$610	$635
Reserve adjustment	-	-	5	2	5
Amounts paid	(18)	(20)	(34)	(40)	(30)
Asbestos reserve - end of period	$525	$552	$543	$572	$610

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  Total reserves for asbestos claims were $525 million at March 31, 2010 compared to $543 million at September 30, 2009 and $552 million at March 31, 2009.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 63% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 84% have a credit rating of B+ or higher by A. M. Best, as of March 31, 2010.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  During the December 2009 quarter, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet, which had a $9 million (after-tax) affect on the Statement of Consolidated Income within the discontinued operations caption.  As a result of this agreement, and other revised estimates, Ashland no longer discounts any portion of the asbestos receivable.

At March 31, 2010, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $412 million (excluding the Hercules receivable for asbestos claims), of which $58 million relates to costs previously paid.  Receivables from insurers amounted to $422 million at September 30, 2009 and $470 million at March 31, 2009.  During 2009, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update along with likely settlement adjustments caused an additional $8 million net increase in the receivable for probable insurance recoveries.

Hercules asbestos-related litigation

Hercules, a wholly owned subsidiary of Ashland, has liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

industrial market.  The amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Hercules’ asbestos claims activity follows.

	Six months ended March 31			Year ended September 30
(In thousands)	2010	2009	(a)	2009	(a)
Open claims - beginning of period	21	27		27
New claims filed	-	1		1
Claims dismissed	(1)	(1)		(7)
Open claims - end of period	20	27		21

(a)      Beginning of period represents acquisition date of November 13, 2008.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended March 31			Year ended September 30
(In millions)	2010	2009	(a)	2009	(a)
Asbestos reserve - beginning of period	$484	$233		$233
Purchase accounting reserve adjustment	(35)	105		261
Amounts paid	(4)	(6)		(10)
Asbestos reserve - end of period	$445	$332		$484

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

During the December 2009 quarter, Ashland completed the final valuation assessment of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This final assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  Total reserves for Hercules asbestos claims were $445 million at March 31, 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

As of Ashland’s acquisition date of Hercules, all of the cash previously recovered and placed into a trust from the settlements with certain of Hercules’ insurance carriers had been exhausted.  With the addition of estimated defense and indemnity costs, the total Hercules asbestos reserve exceeded the amount needed to obtain reimbursements pursuant to coverage-in-place agreements with certain other insurance carriers.  Accordingly, Ashland has recorded a $97 million receivable within the noncurrent asbestos insurance receivable caption of the Condensed Consolidated Balance Sheet for future projected costs that will be reimbursable using a similar methodology that Ashland has historically utilized.  As of March 31, 2010, the receivables from insurers amounted to $96 million.  This estimated receivable exclusively consists of domestic insurers, of which approximately 97% have a credit rating of B+ or higher by A.M. Best, as of March 31, 2010.

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

Environmental remediation and asset retirement obligations

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2010, such locations included 89 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 151 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,200 service station properties, of which 161 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $217 million at March 31, 2010 compared to $221 million at September 30, 2009 and $216 million at March 31, 2009, of which $165 million at March 31, 2010, $169 million at September 30, 2009 and $161 million at March 31, 2009 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.  Total Hercules obligations assumed by Ashland were $106 million, which includes an increase of $29 million for different remediation approaches than previously assumed under Hercules’ valuation models.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the six months ended March 31, 2010.

	Six months ended
	March 31
(In millions)	2010	2009
Reserve - beginning of period	$221	$149
Inherited Hercules obligations	6	80
Disbursements, net of cost recoveries	(18)	(17)
Revised obligation estimates and accretion	9	4
Foreign currency translation	(1)	-
Reserve - end of period	$217	$216

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland discounts certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At March 31, 2010, September 30, 2009 and March 31, 2009, Ashland’s recorded receivable for these probable insurance recoveries was $29 million, $35 million and $38 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expenses caption of the Statements of Consolidated Income and on an aggregate basis amounted to $7 million and $6 million for the six months ended March 31, 2010 and 2009, respectively.  Environmental remediation expense, net of receivable activity, was $3 million and $4 million for the six months ended March 31, 2010 and 2009, respectively.

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

Other legal proceedings and claims

During 2009, Ashland Consumer Markets announced an engine guarantee associated with its Valvoline® product line.  Consumers are beginning to register their vehicles to qualify for the guarantee.  Ashland has established an estimation methodology for quantifying the future potential reserves related to this guarantee program.  As of March 31, 2010, the reserve associated with this guarantee was not significant.

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

Consumer Markets, which includes the Valvoline® family of products and services, is a leading innovator, marketer and supplier of high-performing automotive lubricants, chemicals and appearance products.  Valvoline, the world’s first lubricating oil, is the number two passenger car motor oil brand, and Valvoline Instant Oil Change represents the number two quick-lube franchise in the United States.

Distribution is a leading plastics and chemicals distributor in North America.  It distributes chemicals, plastics and composite raw materials in North America, as well as plastics in Europe and China.  Ashland Distribution also provides environmental services in North America, including hazardous and nonhazardous waste collection, recovery, recycling and disposal services.

The following table presents for each segment the net sales and operating income for the three and six months ended March 31, 2010 and 2009.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland modifies its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  The unallocated and other caption includes certain specific company-wide restructuring activities that were significant, such as the current restructuring plan related to the Hercules acquisition described in Note D, and other costs or adjustments that relate to former businesses that Ashland no longer operates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2010	2009	2010	2009

SALES
Functional Ingredients	$240	$223	$450	$342
Water Technologies	449	433	892	751
Performance Materials	304	259	576	583
Consumer Markets	430	407	830	795
Distribution	857	698	1,586	1,551
Intersegment sales (a)	(32)	(30)	(66)	(66)
	$2,248	$1,990	$4,268	$3,956
OPERATING INCOME (LOSS)
Functional Ingredients	$34	$(3)	$61	$(10)
Water Technologies	31	13	70	7
Performance Materials	6	5	14	11
Consumer Markets	69	66	136	85
Distribution	17	31	22	40
Unallocated and other	(6)	-	(6)	(28)
	$151	$112	$297	$105

(a)	Intersegment sales are accounted for at prices that approximate market value.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are based upon a number of assumptions, including those mentioned within this report.  Performance estimates are also based upon internal forecasts and analyses of current and future market conditions and trends; management plans and strategies; operating efficiencies and economic conditions; and legal proceedings and claims (including environmental and asbestos matters).  Other risks and uncertainties include those that are described in filings made by Ashland with the Securities and Exchange Commission, including its most recent Form 10-K, which are available on Ashland’s website at http://investor.ashland.com or at www.sec.gov.  Ashland believes its expectations are reasonable, but cannot assure they will be achieved.  Forward-looking information may prove to be inaccurate, and actual results may differ significantly from those anticipated.  Ashland is not obligated to subsequently update or revise the forward-looking statements made in this report.

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

Established in 1924 as a regional petroleum refiner, Ashland, during the past several years, has been focused on the objective of creating a dynamic, global specialty chemicals company.  In that process, Ashland has divested certain noncore businesses, redesigned business models, and acquired businesses in growth markets like specialty additives, functional ingredients, water and adhesives to enhance Ashland’s specialty chemicals offerings.  Ashland’s acquisition of Hercules, in November 2008, propelled the combined company to a global leadership position with expanded capabilities and promising growth potential in specialty additives and functional ingredients, paper and water technologies, and specialty resins.

Sales by region expressed as a percentage of total consolidated sales were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2010	2009	2010	2009	(a)
North America	67%	69%	66%	70%
Europe	21%	20%	22%	19%
Asia Pacific	8%	7%	8%	7%
Latin America & other	4%	4%	4%	4%
	100%	100%	100%	100%

(a)      Sales from the acquired operations of Hercules are included herein as of November 14, 2008 through March 31, 2009.

Business segments

Ashland’s reporting structure is composed of five reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), Ashland Hercules Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Consumer Markets) and Ashland Distribution (Distribution).

The contribution to sales by each business segment expressed as a percentage of total consolidated sales was as follows:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
Sales by Business Segment	2010	2009	2010	2009	(a)
Functional Ingredients	10%	11%	10%	8%
Water Technologies	20%	21%	21%	19%
Performance Materials	13%	13%	13%	14%
Consumer Markets	19%	20%	19%	20%
Distribution	38%	35%	37%	39%
	100%	100%	100%	100%

(a)	Sales from the acquired operations of Hercules are included herein as of November 14, 2008 through March 31, 2009.

KEY FISCAL 2010 DEVELOPMENTS

During fiscal 2010, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Economic environment

Ashland’s recent financial performance seems to indicate an improvement in demand occurring within the markets Ashland serves, as all of the business segments have reported increases in volume levels from the March 2009 quarter on a comparable basis.  Ashland has continued to emphasize product pricing to offset significant raw material cost increases in the most recent quarter, while aggressively looking for cost reduction opportunities, to optimize cash flow generation and improve financial flexibility, positioning the company for future opportunities.

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

Combined with previous operational redesigns (2008 program) completed during 2009, Ashland has achieved run rate cost reductions of $418 million through March 31, 2010, an increase of $63 million from the September 30, 2009 run rate cost reductions achieved, which exceeds the targeted run rate cost savings of $400 million estimated for these cost reduction initiatives.  The cumulative effect of these restructuring activities has resulted in the elimination of approximately 1,925 employee positions and ten permanent facility closings through the end of the March 2010 quarter and in total is currently expected to reduce the global workforce by over 2,000 employees, or approximately 13% by the end of 2010.  The total restructuring cost incurred under the cost-structure efficiency programs for the three and six months ended March 31, 2010 was $1 million and $3 million, respectively, and was classified within the selling, general and administrative expenses caption.  The total restructuring cost incurred under the cost-structure efficiency programs for the three and six months ended March 31, 2009 was $13 million and $55 million, respectively, of which $7 million and $33 million, respectively, was classified within the selling, general and administrative expenses caption and $4 million was charged to the cost of sales and operating expense caption.  For the three and six months ended March 31, 2009, the remaining cost of $2 million and $18 million, respectively, related to established severance reserves associated with Hercules personnel which qualified for purchase method of accounting in accordance with U.S. GAAP, and had no effect on the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods; which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items, although Ashland does not currently expect these to be significant.  Ashland anticipates completing these restructuring activities during 2010.  For further information on Ashland’s cost-structure efficiency and Hercules’ integration programs, see Note D of Notes to Condensed Consolidated Financial Statements.

During early April, Ashland successfully completed its last major step in the integration of Hercules by integrating its enterprise resource planning (ERP) system within the business units acquired as part of this acquisition.

Senior credit facility refinancing

On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other Lenders party thereto, (the “Senior Credit Agreement”).  The Senior Credit Agreement provides for an aggregate principal amount of $850 million in senior secured credit facilities (the “Senior Credit Facilities”), consisting of a $300 million four-year Term Loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the Term Loan A facility were used, together with proceeds from the accounts receivable securitization facility described below, and cash on hand to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the Senior Credit Facilities and the related transactions.  The new revolving credit facility will provide ongoing working capital and will be used for other general corporate purposes as well as support for the issuance of letters of credit.  The new Senior Credit Agreement has more favorable terms as compared to the previously existing senior credit facility, including less restrictive covenants, which includes the removal of covenants associated with consolidated net worth and capital expenditure limits, and lower interest rates.  In conjunction with the new Senior Credit Agreement, Ashland expanded the availability of the accounts receivable securitization from $200 million to $350 million, subject to available funding from qualifying receivables.  For further information on the new Senior Credit Agreement and accounts receivable securitization, see the “Liquidity” section of the “Financial Position” discussion and Note G within the Notes to Condensed Consolidated Financial Statements.

Corporate credit ratings

As a result of the financing and subsequent debt issued to complete the acquisition of Hercules during November 2008, Standard & Poor’s and Moody’s Investor Services downgraded Ashland’s corporate credit rating to BB- and Ba2, respectively, which did not have a negative effect on Ashland’s compliance with the existing covenants in the Senior Credit Agreement at that time.

During the December 2009 quarter, as a result of Ashland’s improved financial position, Ashland’s corporate credit rating was raised to BB by Standard & Poor’s with a stable outlook.  In addition, Moody’s Investor Services kept Ashland’s corporate credit rating at Ba2, while upgrading the outlook to stable from negative.  During the March 2010 quarter, Ashland’s corporate credit rating was again raised by Standard & Poor’s to BB+ with a stable outlook.  In addition, Moody’s Investor Services also upgraded Ashland’s corporate credit rating to Ba1, with a stable outlook.

Both rating agencies cited Ashland’s positive cash flows since the Hercules acquisition and Ashland’s significant debt reduction as major factors in these ratings actions.  Ashland’s ability to access capital markets to provide liquidity to the company has remained largely unchanged as a result of those ratings actions; however, the improved corporate credit ratings, along with improvements in the credit markets and Ashland’s financial performance, has allowed and should continue in the future to allow Ashland to borrow on more favorable terms, including less restrictive covenants and lower interest rates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Pinova divestiture

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million promissory note from TorQuest Partners.  The Pinova business, with annual revenues of approximately $85 million a year, has approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  The transaction resulted in a pretax gain of less than $1 million, which was included in the net loss on divestitures caption on the Statements of Consolidated Income for the quarter ended March 2010.  As part of this sale agreement, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of non-GAAP measures

Based on clarification and interpretive guidance from the Securities and Exchange Commission Staff in January 2010 regarding the use of non-GAAP measures, Ashland has included within this document certain non-GAAP measures which include EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro-forma affects for significant acquisitions or divestitures, as applicable) and free cash flow (cash flows by operating activities from continuing operations minus cash dividends paid and additions to property, plant and equipment).  Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.  Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  In addition, certain financial covenants related to Ashland’s Senior Credit Agreement are based on similar non-GAAP measures.  The non-GAAP information provided is unique to Ashland and may not be consistent with the methodologies used by other companies.

Consolidated review

Current Quarter – Ashland recorded net income of $22 million, or $.27 per diluted earnings per share, for the three months ended March 31, 2010 as compared to a net income of $48 million, or $.65 per diluted earnings per share, for the three months ended March 31, 2009.  Included in net income for the current period is an additional $43 million ($66 million pretax), or $.54 per diluted earnings per share, of accelerated amortization for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 quarter.  In addition, the recent U.S. federal government’s passage of the Patient Protection and Affordable Care Act resulted in a $19 million charge, or $.23 per diluted earnings per share, to net income for the current period.

Ashland’s net income is primarily affected by results within operating income, but is also affected by net interest and other financing expense, income taxes and discontinued operations.  Operating income was $151 million for the current quarter as compared to operating income of $112 million in the prior quarter.  Prior period operating results included a $16 million nonrecurring purchase accounting adjustment related to the Hercules acquisition for inventory and $11 million in severance, asset impairment and accelerated depreciation charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.  These charges were partially offset by a currency gain on an intracompany loan of $5 million in the prior period.  Excluding the key items above in the prior period, operating results improved from the prior period as a result of an increase in product demand as well as Ashland’s focus on aggressive cost reductions and price management over the past year.  Compared to the prior period and sequentially, volumes increased substantially as demand improvements were experienced in all business segments, after excluding the effect of acquisitions and divestitures.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating income for the March 2010 and 2009 quarters included depreciation and amortization of $73 million and $93 million (which includes $6 million of asset impairment and accelerated depreciation charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs), respectively.  EBITDA totaled $224 million for the March 2010 quarter as compared to $205 million for the March 2009 quarter.  As a result of certain key items in the prior year quarter, adjusted EBITDA results in the table below have been prepared to illustrate the exclusion of these charges.  The inventory fair value adjustment of $16 million in the prior March quarter relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will no longer occur for this inventory purchased.

	Three months ended
	March 31
(In millions)	2010	2009
Operating income	$151	$112
Depreciation and amortization	73	93
EBITDA	224	205
Severance	-	5
Inventory fair value adjustment	-	16
Currency gain on intracompany loan	-	(5)
Adjusted EBITDA	$224	$221

Ashland incurred net interest and other financing expense of $103 million for the March 2010 quarter, as compared to $54 million in the prior quarter.  The current quarter increase in expense is a result of an additional $66 million of accelerated amortization for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 quarter.  Excluding this accelerated amortization charge, interest expense decreased by $17 million during the quarter, primarily due to the approximate $800 million decline in debt outstanding compared to the prior year.  Net loss on divestitures was $5 million for the current quarter as compared to $1 million in the prior year, as both periods reflected adjustments to Ashland’s recorded receivable associated with the 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP).  Ashland’s effective tax rate was 53.5% for the three months ended March 31, 2010 as compared to 15.8% for the prior period as both periods were significantly affected by a number of discrete items discussed further in the income tax discussion within the Management’s Discussion and Analysis.  Income from discontinued operations of $2 million, net of tax, within the current quarter was related to various adjustments to previously recorded divestitures.

Year-to-Date – Ashland recorded net income of $108 million, or $1.37 per diluted earnings per share, for the six months ended March 31, 2010 as compared to a net loss of $71 million, or ($1.00) per diluted earnings per share, for the six months ended March 31, 2009.  Included in net income for the current period is an additional $66 million, or $.54 per diluted earnings per share, of accelerated amortization for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 quarter.  In addition, the recent U.S. government’s passage of the Patient Protection and Affordable Care Act resulted in a $19 million, or $.23 per diluted earnings per share, charge to net income for the current period.  Included in the net loss of the prior period were two significant nonrecurring charges totaling $86 million, or $.96 per diluted earnings per share, reported below operating income within the other expense caption of the Statement of Consolidated Income as well as two additional charges totaling $78 million, or $.71 per diluted earnings per share, that affected operating income discussed further below.

Ashland’s net income is primarily affected by results within operating income, but is also affected by net interest and other financing expense, income taxes and discontinued operations.  Operating income was $297 million for the current period as compared to operating income of $105 million for the prior period.  Operating income for the current period, as compared to the prior period, included an additional $34 million

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

of operating income from the acquired operations of Hercules (on November 13, 2008).  Prior period operating results included $47 million in nonrecurring purchase accounting adjustments related to inventory and in-process research and development associated with the Hercules acquisition and $31 million in severance charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.  Excluding the key items above, operating results improved from the prior period as a result of Ashland’s focus on aggressive cost reductions and price management over the past year.  Compared to the prior period, volumes increased modestly after excluding the effect of acquisitions and divestitures.

Operating income for the six months ended March 31, 2010 and 2009 included depreciation and amortization (including a $10 million in-process research and development charge during the prior period) of $153 million and $166 million, respectively.  EBITDA totaled $450 million for the current period as compared to $271 million for the prior period.  As a result of the Hercules acquisition, adjusted EBITDA results in the table below have been prepared to illustrate the ongoing affects of Ashland’s acquisition of Hercules, which include the exclusion of certain charges, assuming the acquisition had been consummated on October 1, 2008.  The inventory fair value adjustment of $37 million in the prior period relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will no longer occur.  The Hercules business results of $35 million in the prior period relates to the operating income and depreciation and amortization earned for the period during which Ashland did not yet own this business segment.

	Six months ended
	March 31
(In millions)	2010	2009
Operating income	$297	$105
Depreciation and amortization (a)	153	166
EBITDA	450	271
Severance	-	31
Inventory fair value adjustment	-	37
Results of the Hercules business prior to acquisition
including depreciation and amortization	-	35
Currency gain on intracompany loan	-	(5)
Adjusted EBITDA	$450	$369

(a) Includes, during the prior year period, amortization for purchased in-process research and development of $10 million.

Ashland incurred net interest and other financing expense of $145 million for the current period, as compared to $82 million in the prior period.  The current period increase in expense is a result of an additional $66 million of accelerated amortization for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 quarter.  Excluding this accelerated amortization charge, interest expense decreased by $3 million during the current period, primarily due to the approximate $800 million decline in debt outstanding compared to the prior year.  Net loss on divestitures was $5 million for the current period and reflected an adjustment to Ashland’s recorded receivable associated with the 2005 transfer of Ashland’s 38% interest in MAP.  Ashland’s effective tax rate was 35.8% for the current period compared to (12.7%) in the prior period.  Both periods’ income tax rates were affected by a number of discrete items discussed in further detail within the income tax caption discussion later in Management’s Discussion and Analysis.  Income from discontinued operations of $13 million, net of tax, within the current period was primarily due to asbestos receivable adjustments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the three and six months ended March 31, 2010 and 2009.

	Three months			Six months
(In millions)	2010	2009	Change	2010	2009	Change
Sales	$2,248	$1,990	$258	$4,268	$3,956	$312

Current Quarter – Sales for the three months ended March 31, 2010 increased $258 million, or 13%, compared to the March 2009 quarter as increased demand led to volume gains in every business segment, after excluding the effect of acquisitions and divestitures, increasing sales by $263 million, or 13%.  Favorable currency exchange rates increased sales $66 million, or 3%, while net price and product mix decreased sales by $19 million, or 1%.  The prior period included $52 million, or 2%, in additional sales from the August 2009 divestiture of Drew Marine and the January 2010 sale of Pinova.

Year-to-Date – Sales for the current period increased $312 million, or 8%, compared to the prior period as increases in volume and favorable currency exchange rates more than offset price declines.  Ashland experienced modest volume increases of $250 million, or 6%, as the majority of Ashland’s operating segments reported volume increases, after excluding the effect of acquisitions and divestitures.  Favorable currency exchange rates increased sales $138 million, or 3%, while net price and product mix decreased sales by $255 million, or 6%.  The current period included $179 million, or 5%, in additional sales from net acquisitions and divestitures attributable to the November 2008 acquisition of Hercules, the August 2009 divestiture of Drew Marine and the January 2010 divestiture of Pinova.

Three months				Six months
(In millions)	2010	2009	Change	2010	2009	Change
Cost of sales	$1,738	$1,531	$207	$3,272	$3,172	$100
Gross profit as a percent of sales	22.7%	23.1%		23.3%	19.8%

Current Quarter – Cost of sales for the March 2010 quarter increased $207 million, or 14%, compared to the March 2009 quarter as increases in raw material costs, increased volume and unfavorable currency exchange rates primarily caused the increase in the current quarter as compared to the prior quarter, resulting in a decline of 0.4 percentage points in gross profit as a percent of sales (gross profit margin).  Higher demand for products increased volume in all business segments on a comparable basis, increasing costs by $181 million, or 12%, while currency exchange, due to the weakening of the U.S. dollar as compared to the prior quarter, increased cost of sales by $49 million, or 3%.  Increasing raw material costs increased cost of sales by $23 million, or 2%, compared to the prior quarter.  The divestitures impact of Drew Marine and Pinova represented a $32 million, or 2%, decrease in cost of sales for the three months ended March 31, 2010, with change in product mix decreasing cost of sales by $14 million, or 1%.

Year-to-Date – Cost of sales for the current period increased $100 million, or 3%, compared to the prior period primarily related to the acquisition of Hercules, volume and unfavorable currency exchange rates.  Volume increased cost of sales by $165 million, or 5%, with change in product mix decreasing cost of sales by $42 million, or 1%.  Declining raw material costs, generated during the first quarter of fiscal 2010, and savings achieved by Ashland’s cost reduction programs led to a decrease in cost of sales of $256 million, or 8% compared to the prior year period.  Additionally, the current year period was positively impacted by the absence of the $37 million nonrecurring charge associated with the inventory fair value adjustment related to the Hercules acquisition.  The net acquisitions and divestitures impact of Hercules, Drew Marine and Pinova represented a $130 million, or 4%, increase in cost of sales for the current period, while currency exchange, due to the weakening of the U.S. dollar as compared to the prior quarter, increased cost of sales by $103 million, or 3%.  Gross profit margin increased by 3.5 percentage points compared to the prior period as a result of the elimination of the $37 million nonrecurring inventory adjustment, the product mix of sales and lower raw material and operational cost savings, particularly within Consumer Markets.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months			Six months
(In millions)	2010	2009	Change	2010	2009	Change
Selling, general and administrative
expenses	$354	$329	$25	$688	$646	$42
As a % of sales	15.7%	16.5%		16.1%	16.3%

Current Quarter – Selling, general and administrative expenses for the March 2010 quarter increased 8% compared to the prior year quarter; however, selling, general and administrative expenses as a percent of sales decreased 0.8 percentage points, a direct result of efficiencies gained as part of the overall cost reduction programs implemented by Ashland over the last year.  Although nominal increases occurred within travel and entertainment, primarily due to the upcoming enterprise risk planning (ERP) platform conversion at Hercules, advertising, pension and incentive compensation expenses during the current quarter compared to the prior period, the most significant increase related to currency exchange, which increased costs by $10 million.

Year-to-Date – Selling, general and administrative expenses for the current period increased 7% compared to the prior period; however, selling, general and administrative expenses as a percent of sales decreased 0.2 percentage points, a direct result of efficiencies gained as part of the overall cost reduction programs implemented by Ashland over the last year.  Expenses impacting the comparability of the current period compared to the prior period included $31 million for severance charges during the prior period, primarily due to the ongoing integration and reorganization from the Hercules acquisition.  In addition, the prior period excluded approximately $50 million of costs related to the former Hercules businesses due to the timing of the acquisition (44 days into the first quarter).  Currency exchange also increased costs by an additional $22 million during the current year period compared to the prior year period.

	Three months			Six months
(In millions)	2010	2009	Change	2010	2009	Change
Research and development expenses	$20	$23	$(3)	$40	$50	$(10)

Current Quarter and Year-to-Date – Research and development expenses for the March 2010 quarter decreased $3 million compared to the March 2009 quarter.  Research and development expenses for the current six month period also decreased as compared to the prior period as the prior period expenses included a $10 million charge related to the purchased in-process research and development projects at Hercules as of the merger date.

	Three months			Six months
(In millions)	2010	2009	Change	2010	2009	Change
Equity and other income
Equity income	$6	$2	$4	$12	$7	$5
Other income	9	3	6	17	10	7
	$15	$5	$10	$29	$17	$12

Current Quarter and Year-to-Date – Total equity and other income increased $10 million and $12 million during the current quarter and year-to-date period compared to the same periods in prior year.  The increase in the current periods primarily relate to increased equity income from various joint venture affiliations and other income attributable to Consumer Markets, Performance Materials and the unallocated and other business segments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months			Six months
(In millions)	2010	2009	Change	2010	2009	Change
Net interest and other financing
expense
Interest expense	$(100)	$(55)	$(45)	$(142)	$(89)	$(53)
Interest income	3	3	-	5	11	(6)
Other financing costs	(6)	(2)	(4)	(8)	(4)	(4)
	$(103)	$(54)	$(49)	$(145)	$(82)	$(63)

Current Quarter – The combined increase, excluding interest income, in interest expense and other financing costs of $49 million compared to the prior period is a result of an additional $66 million of accelerated amortization of debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 quarter.  Excluding this charge, interest expense and other financing costs decreased by $17 million during the quarter, primarily due to a significant decrease in debt outstanding in the amount of approximately $800 million compared to the prior year.  For further information on Ashland’s debt, including rates paid and scheduled maturities, see Note G in the Notes to Condensed Consolidated Financial Statements.

Year-to-Date – The combined increase, excluding interest income, in interest expense and other financing costs of $57 million compared to the prior period is a result of an additional $66 million of accelerated amortization of debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 quarter.  Excluding this charge, interest expense and other financial costs decreased by $9 million during the quarter, primarily due to a significant decrease in debt outstanding in the amount of approximately $800 million compared to the prior year.  In conjunction with the Hercules acquisition, interest income in the current period compared to the prior period also declined, as part of the funding to complete the merger was paid from Ashland’s existing liquid investments.  For further information on Ashland’s debt, including rates paid and scheduled maturities, see Note G in the Notes to Condensed Consolidated Financial Statements.

	Three months			Six months
(In millions)	2010	2009	Change	2010	2009	Change
Net loss on divestitures	$(5)	$(1)	$(4)	$(5)	$-	$(5)

Current Quarter and Year-to-Date – Net loss on divestitures includes the 2005 transfer of Ashland’s 38% interest in MAP and two other businesses to Marathon Oil Corporation and the sale of Pinova to TorQuest Partners in January 2010.  The current three month period includes a $5 million decrease in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to the Patient Protection and Affordable Care Act which contained a provision that changed the tax treatment of future tax deductions related to this transaction and a gain of less than $1 million associated with the sale of Pinova.  The prior year three month period includes a $1 million decrease in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to environmental and other postretirement obligations during the prior year quarter related to this transaction.

	Three months			Six months
(In millions)	2010	2009	Change	2010	2009	Change
Other income and expenses
Loss on currency swaps	$-	$-	$-	$-	$(54)	$54
Gain (loss) on auction rate securities	-	-	-	1	(32)	33
	$-	$-	$-	$1	$(86)	$87

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Year-to-Date – The other expenses caption included two significant key items, both incurred in the December 2008 quarter of fiscal 2009.  The first was a $54 million loss on currency swaps related to the Hercules acquisition which was a hedge against Hercules’ open currency swap positions prior to the acquisition.  The second was a $32 million charge on auction rate securities.  For further information on auction rate securities see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note F in the Notes to Condensed Consolidated Financial Statements.

	Three months			Six months
(In millions)	2010	2009	Change	2010	2009	Change
Income tax expense	$23	$9	$14	$53	$8	$45
Effective tax rate	53.5%	15.8%		35.8%	(12.7%)

Current Quarter – The effective tax rate of 53.5% for the current quarter includes two significant discrete items:  a $14 million charge related to the Patient Protection and Affordable Care Act which contained a provision that changes the tax treatment related to a federal subsidy available under Ashland’s postretirement plan and a favorable $5 million adjustment related to the utilization of capital losses to offset the capital gain generated by the sale of Pinova.  The effective tax rate of 15.8% for the prior year quarter was impacted by Ashland’s estimate of the expected mix of income to be earned during the prior fiscal year, which predominantly was forecasted to be generated within lower tax-rate jurisdictions.  See Note J to the Condensed Consolidated Financial Statements for further information on adjustments during the current and prior year quarters.

Year-to-Date – The effective tax rate of 35.8% for the current period includes certain discrete items such as the change in the tax treatment of a federal subsidy related to Ashland’s postretirement plan and the favorable adjustment on the Pinova sale previously discussed, as well as a benefit of $5 million associated with the reversal of certain foreign tax reserves.  The overall effective tax rate benefit was significantly decreased in the prior year period due to several key factors.  Using a 35% statutory federal tax rate applied to the loss from continuing operations for the prior year period income taxes would have been a benefit of $22 million.  Significant discrete items reducing the benefit for the prior period included income tax on repatriated foreign earnings of $14 million, a $10 million valuation allowance on auction rate security losses and increases in tax reserves for discrete items of $11 million.  In addition the prior year was negatively effected by nondeductible life insurance losses of $8 million and an $8 million positive adjustment for projected annual mix of earnings throughout various jurisdictions.  Ashland currently expects the effective tax rate for fiscal year 2010 to be in the low to mid 30% range, excluding discrete items.  See Note J to the Condensed Consolidated Financial Statements for further information on adjustments during the current and prior year periods.

	Three months			Six months
(In millions)	2010	2009	Change	2010	2009	Change
Income from discontinued operations
(net of tax)
Asbestos-related litigation reserves
and expenses	$-	$-	$-	$9	$-	$9
Gain on disposal of discontinued
operations (net of tax)
APAC	-	-	-	2	-	2
Electronic Chemicals	2	-	2	2	-	2
Total income from discontinued
operations (net of tax)	$2	$-	$2	$13	$-	$13

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Current Quarter – Ashland recorded an adjustment to the gain on the sale of the Electronic Chemicals business (divested in 2003) as a result of favorable adjustments to environmental claims associated with the transaction.  Such adjustments may continue to occur in future periods.  Adjustments to this and other divested businesses are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.  See Note E to the Condensed Consolidated Financial Statements for further information.

Year-to-Date – During the current period, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet, which had a $9 million (after-tax) affect on the Statement of Consolidated Income within the discontinued operations caption.  As a result of this agreement and other revised estimates Ashland no longer discounts any portion of the asbestos receivable.  Additionally, during the current period, subsequent tax adjustments increased the gain on the sale of APAC and favorable adjustments to environmental claims increased the gain on the sale of Electronic Chemicals.  See Notes E and O to the Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS – BUSINESS SEGMENTS

Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland modifies its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table shows statistical operating information, sales, operating income and depreciation and amortization by business segment for the three and six months ended March 31, 2010 and 2009.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2010	2009	2010	2009
Operating information
Functional Ingredients (a) (b)
Sales per shipping day	$3.8	$3.5	$3.6	$3.7
Metric tons sold (thousands)	41.9	46.4	79.3	70.8
Gross profit as a percent of sales	34.9%	22.4%	34.3%	20.0%
Water Technologies (a) (b)
Sales per shipping day	$7.1	$6.9	$7.1	$6.0
Gross profit as a percent of sales	34.5%	32.6%	35.5%	31.6%
Performance Materials (a)
Sales per shipping day	$4.8	$4.1	$4.6	$4.7
Pounds sold per shipping day	4.4	3.7	4.2	4.0
Gross profit as a percent of sales	16.5%	19.5%	17.4%	17.5%
Consumer Markets (a)
Lubricant sales (gallons)	43.7	37.7	83.9	70.7
Premium lubricants (percent of U.S. branded volumes)	29.6%	29.1%	29.0%	28.2%
Gross profit as a percent of sales	33.0%	32.2%	33.4%	27.1%
Distribution (a)
Sales per shipping day	$13.6	$11.1	$12.7	$12.4
Pounds sold per shipping day	15.4	14.3	14.9	14.9
Gross profit as a percent of sales (c)	9.3%	12.8%	9.3%	10.5%

(a)	Sales are defined as net sales. Gross profit as a percent of sales is defined as sales, less cost of sales divided by sales.
(b)	Industry segment results from November 14, 2008 forward include operations acquired from Hercules Incorporated.
(c)	Distribution’s gross profit as a percentage of sales for the three and six months ended March 31, 2009 includes a LIFO quantity credit of $11 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2010	2009	2010	2009
Sales
Functional Ingredients	$240	$223	$450	$342
Water Technologies	449	433	892	751
Performance Materials	304	259	576	583
Consumer Markets	430	407	830	795
Distribution	857	698	1,586	1,551
Intersegment sales	(32)	(30)	(66)	(66)
	$2,248	$1,990	$4,268	$3,956
Operating income (loss)
Functional Ingredients	$34	$(3)	$61	$(10)
Water Technologies	31	13	70	7
Performance Materials	6	5	14	11
Consumer Markets	69	66	136	85
Distribution	17	31	22	40
Unallocated and other	(6)	-	(6)	(28)
	$151	$112	$297	$105
Depreciation and amortization
Functional Ingredients (a)	$24	$33	$51	$54
Water Technologies (a)	21	25	46	46
Performance Materials	12	15	24	27
Consumer Markets	9	9	18	18
Distribution	7	7	14	15
Corporate	-	4	-	6
	$73	$93	$153	$166

(a)
Includes, during the prior year six months ended March 31, 2009 period, amortization for purchased in-process research and development of $5 million within both Functional Ingredients and Water Technologies.

Overall Ashland’s operating results have improved from the prior year quarter and period as a result of Ashland’s focus on aggressive cost reductions and price management over the past year.  This focus along with increasing volumes in essentially all of Ashland’s business segments, after excluding the effect of acquisitions and divestitures as compared to the prior period, helped mitigate the effect of significant raw material cost increases experienced within each business segment during the current quarter.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

March 2010 quarter compared to March 2009 quarter

Functional Ingredients reported operating income of $34 million for the current quarter compared to an operating loss of $3 million for the March 2009 quarter.  The prior year period results included a significant nonrecurring charge of $16 million for an inventory fair value adjustment associated with the Hercules acquisition.  Sales increased 8% to $240 million compared to $223 million in the prior year quarter, which included a $17 million sales transaction, 18% of the product volume in the prior year quarter, to an oilfield chemical supplier as a result of a change in a long-term supply agreement that resulted in immediate transfer of title to all customer-specific inventory.  Including this transaction volume increased sales by $40 million, or 18%, primarily due to strength in demand within the regulated, energy and coatings additives markets.  Price and product mix decreased sales $11 million, or 5%, compared to the prior year period, while favorable currency exchange associated with foreign sales increased sales by $3 million, or 2%.  The previously mentioned divestiture of Pinova in January 2010 reduced sales by $15 million, or 7%.

Gross profit margin during the current quarter increased 12.5 percentage points to 34.9%, primarily as a result of continued improvement in plant utilization as well as the acquisition-related inventory charge and the significant one-time sales transaction previously described, which negatively impacted gross profit margin by 8.8 percentage points in the prior year period.  Price and product mix added $21 million to gross profit, with volume adding an additional $16 million, primarily due to strong demand within the regulated, energy and coating additives markets.  The divestiture of Pinova in January 2010 reduced gross profit by $3 million, while foreign currency added $1 million to gross profit.  Selling, general and administrative expenses (which includes research and development expenses throughout the business segment discussion and analysis) decreased $2 million primarily as a result of lower depreciation and intangible amortization, partially offset by higher allocated corporate expenses.

The following EBITDA and adjusted EBITDA presentation below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Functional Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s acquisition of Hercules, which exclude certain acquisition related charges.  The inventory fair value adjustment of $16 million in the prior year period relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will no longer occur for this inventory purchased.

	Three months ended
	March 31
(In millions)	2010	2009
Operating income (loss)	$34	$(3)
Depreciation and amortization	24	33
EBITDA	58	30
Severance	-	1
Inventory fair value adjustment	-	16
Adjusted EBITDA	$58	$47

Fiscal 2010 year-to-date compared to fiscal 2009 year-to-date

Functional Ingredients reported operating income of $61 million for the current period compared to an operating loss of $10 million during the 138 day period Functional Ingredients was owned in the prior period, which was due to the closing of the Hercules acquisition on November 13, 2008.  The prior year period results included two significant nonrecurring charges related to the Hercules acquisition, a $30 million charge related to the fair value of inventory and a $5 million charge for purchased in-process research and development projects.  Sales increased 32% to $450 million compared to $342 million for the 138 day prior year period, which included a significant one-time sales transaction to an oilfield chemical supplier in the amount of $17 million previously described, which represented 12% of the product volume

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

for the prior period.  The additional 44 day period in the current period contributed $112 million, or 33%, in sales, while the divestiture of Pinova in January of 2010 reduced sales by $15 million, or 4%.  Including the one-time sales transaction, volume increased sales by $26 million, or 8%, primarily due to strength in demand within the regulated, energy and coatings additives markets.  Price and product mix decreased sales $22 million, or 6%, compared to the prior year period, while favorable currency exchange associated with foreign sales increased sales by $7 million, or 2%.

Gross profit margin during the current period increased 14.3 percentage points to 34.3%, primarily as a result of favorable product mix from higher gross profit margin products sold as well as the elimination of the acquisition-related inventory charge and the significant one-time sales transaction previously described, which negatively impacted gross profit margin by 9.7 percentage points in the prior year period.  The additional 44 day period in the current period increased gross profit by $36 million, while price and product mix added $44 million to gross profit, primarily due to strong results from the regulated and coatings additives market.  Volume increased gross profit by an additional $9 million, while the divestiture of Pinova reduced gross profit by $3 million compared to the prior period.  Selling, general and administrative expenses increased $15 million primarily as a result of the additional 44 day period in the previous quarter, which increased costs $19 million.

The following EBITDA and adjusted EBITDA presentation below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Functional Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s acquisition of Hercules, which exclude certain acquisition related charges, while assuming the acquisition of Hercules had been consummated on October 1, 2008.  The inventory fair value adjustment of $30 million in the prior year period relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will no longer occur for this inventory purchased.  The Hercules business results of $21 million relates to the operating income and depreciation and amortization recognized for the 44 day period that Functional Ingredients was not owned in the prior year period.

	Six months ended
	March 31
(In millions)	2010	2009
Operating income (loss)	$61	$(10)
Depreciation and amortization (a)	51	54
EBITDA	112	44
Severance	-	1
Inventory fair value adjustment	-	30
Results of the Hercules business prior to acquisition
including depreciation and amortization	-	21
Adjusted EBITDA	$112	$96

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

March 2010 quarter compared to March 2009 quarter

Water Technologies reported operating income of $31 million during the current quarter as compared to $13 million reported during the prior year quarter, primarily as a result of cost structure improvements and improved pricing and product mix within the former Hercules paper business.  Sales increased 4% to $449 million compared to $433 million during the prior year quarter.  Currency exchange and volume combined for a sales increase of $60 million, or 14%, compared to the prior year quarter.  The previously mentioned divestiture of Drew Marine in August of 2009 reduced sales by $36 million, or 8%, compared to the prior year quarter, with unfavorable mix and pricing lowering sales an additional $8 million, or 2%.

Gross profit margin increased 1.9 percentage points to 34.5% for the current quarter, primarily due to aggressive reductions in manufacturing costs and sales growth in higher gross profit margin products.  Price increased gross profit by $9 million with currency exchange and volume adding an additional $22 million to gross profit.  The divestiture of Drew Marine in August of 2009 reduced gross profit by $17 million compared to the prior year quarter.  Selling, general and administrative expenses decreased $4 million, primarily as a result of the divestiture of Drew Marine which reduced selling, general and administrative expenses by $9 million, while foreign currency increased selling, general and administrative expenses by $5 million in expense.

Operating income for the current and prior year quarters included depreciation and amortization of $21 million and $25 million, respectively.  EBITDA totaled $52 million for the March 2010 quarter as compared to $38 million for the March 2009 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

Fiscal 2010 year-to-date compared to fiscal 2009 year-to-date

Water Technologies reported operating income of $70 million during the current period as compared to $7 million reported during the prior year period, primarily as a result of the following:  lower raw material costs, the additional 44 day period that the Hercules paper business was owned in the current period (which was due to the closing of the Hercules acquisition on November 13, 2008), improved pricing and product mix within the former Hercules paper business and two significant nonrecurring charges associated with the Hercules acquisition.  These nonrecurring charges during the prior year period included a $7 million charge related to the fair value of inventory and a $5 million charge for purchased in-process research and development projects, additionally there was a severance charge of $2 million.  Sales increased 19% to $892 million compared to $751 million during the prior year period, a direct result of the inclusion from the additional 44 day period for the former Hercules paper business, which contributed sales of $155 million, or 21%.  Additionally, currency exchange and volume combined for a sales increase of $95 million, or 13%, compared to the prior year period.  The previously mentioned divestiture of Drew Marine in August of 2009 reduced sales by $73 million, or 10%, compared to the prior year period, with unfavorable mix and pricing lowering sales by $36 million, or 5%.

Gross profit margin increased 3.9 percentage points to 35.5% for the current period, primarily due to aggressive reductions in manufacturing costs, lower raw material costs and the elimination of the acquisition-related inventory charge described above, which negatively impacted gross profit margin by 1.0 percentage points in the prior year period.  The inclusion of the additional 44 day period that the Hercules paper business was owned during the current period contributed $47 million to gross profit.  Price increased gross profit by $29 million with currency exchange and volume adding an additional $35 million to gross profit.  The divestiture of Drew Marine in August of 2009 reduced gross profit by $32 million compared to the prior year period.  Selling, general and administrative expenses increased $16 million, primarily as a result of the additional 44 day period the Hercules paper business was owned, which contributed an additional $30 million in expense when comparing to the prior year period.  Foreign currency added an additional $10 million of expense within selling, general and administrative expenses while the divestiture of Drew Marine and various cost saving initiatives, primarily integration and employee reduction activities, reduced selling, general and administrative expenses by $24 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

The following EBITDA and adjusted EBITDA presentation below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Water Technologies.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s acquisition of Hercules, which exclude certain acquisition related charges, while assuming the acquisition of Hercules had been consummated on October 1, 2008.  The inventory fair value adjustment of $7 million in the prior year period relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will no longer occur for this purchased inventory.  The Hercules paper business results of $10 million relates to the operating income including depreciation and amortization recognized for the 44 day period that this business was not owned in the prior year period.

	Six months ended
	March 31
(In millions)	2010	2009
Operating income	$70	$7
Depreciation and amortization (a)	46	46
EBITDA	116	53
Severance	-	2
Inventory fair value adjustment	-	7
Results of the Hercules business prior to acquisition
including depreciation and amortization	-	10
Adjusted EBITDA	$116	$72

(a)	Includes $5 million for purchased in-process research and development expensed during the prior year period.

Performance Materials

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.

March 2010 quarter compared to March 2009 quarter

Performance Materials reported operating income of $6 million during the current quarter, an increase from the $5 million reported during the prior year quarter as improved volumes and reduced costs on a comparable basis more than offset increases in raw material costs.  Sales increased 17% to $304 million compared to $259 million during the prior quarter.  Pounds sold per shipping day increased to 4.4 million pounds, a 19% increase with especially strong demand in composites compared to the prior period, which contributed to a sales increase of $71 million, or 27%.  A favorable currency exchange increased sales by an additional $9 million, or 3%.  These increases were reduced by decreases in price of $35 million, or 13%, as a result of excess product supply within the market resulting in downward pricing pressure, especially within the composites line of business, compared to the prior year quarter.

Gross profit margin during the current quarter decreased 3.0 percentage points to 16.5%.  Foreign currency and volume increased gross profit by $2 million and $22 million, respectively, the volume increase resulting from the pounds sold per shipping day increase of 19%.  However, these increases were fully offset by raw material price increases, which resulted in a $24 million decrease in gross profit.  Selling, general and administrative expenses increased $1 million, compared to the prior quarter, despite the significant volume growth, demonstrating the operating leverage created by various cost saving initiatives over the past two years.  Equity and other income increased $2 million compared to the prior quarter, primarily due to increased equity income from various joint ventures.

Operating income for the current and prior year quarters included depreciation and amortization of $12 million and $15 million, respectively.  EBITDA totaled $18 million for the March 2010 quarter as

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

compared to $20 million for the March 2009 quarter.  There were no unusual or key items that affected adjusted EBITDA during the current quarter.  Adjusted EBITDA results for the March 2009 quarter totaled $23 million and included $3 million in severance charges.

Fiscal 2010 year-to-date compared to fiscal 2009 year-to-date

Performance Materials reported operating income of $14 million during the current period, an increase from the $11 million reported during the prior year period as improved gross profit margin management, due to aggressive operational cost reduction programs and successful cost savings initiatives within selling, general and administrative expenses, more than offset raw material price increases during the current period.  Sales decreased 1% to $576 million compared to $583 million during the prior period.  Decrease in price of $81 million, or 14%, was the primary factor in the decline as weak demand over the last year has contributed to excess product supply within the market resulting in downward pricing pressure, especially within the composites line of business, compared to the prior period.  Volume increased sales by $50 million, or 9%, while a favorable currency exchange increased sales by $24 million, or 4%.

Gross profit margin during the current period decreased 0.1 percentage points to 17.4%.  Volume and foreign currency increased gross profit by $18 million and $4 million, respectively, as pounds sold per shipping day increased 5% to 4.2.  These increases, however, were not sufficient to overcome increases in raw material costs, which resulted in a $23 million decrease in gross profit.  Selling, general and administrative expenses decreased $4 million, or 4%, compared to the prior period, primarily due to various reductions associated with recent cost saving initiatives.

Operating income for the current and prior year periods included depreciation and amortization of $24 million and $27 million, respectively.  EBITDA totaled $38 million for the March 2010 period as compared to $38 million for the March 2009 period.  There were no unusual or key items that affected adjusted EBITDA during the current period.  Adjusted EBITDA results for the March 2009 period totaled $41 million and included $3 million in severance charges.

Consumer Markets

Consumer Markets, which includes the Valvoline® family of products and services, is a leading innovator, marketer and supplier of high-performing automotive lubricants, chemicals and appearance products.  Valvoline, the world’s first lubricating oil, is the number two passenger car motor oil brand in the United States, and Valvoline Instant Oil Change represents the number two quick-lube franchise in the United States.

March 2010 quarter compared to March 2009 quarter

Consumer Markets reported operating income of $69 million during the current quarter as compared to $66 million reported during the prior year quarter.  Moderate gross profit margin improvement as well as strong volume increases, as compared to the prior year quarter, more than offset an increase within selling, general and administrative costs.  Sales increased 6% to $430 million compared to $407 million in the prior quarter.  Volume increased sales by $49 million, or 12%, as lubricant volume increased 16% to 43.7 million gallons during the current quarter, which was primarily driven by branded lubricants within both the Do-It-Yourself and Do-It-For-Me market channels.  Currency exchange added an additional $14 million, or 4% to sales.  These increases were partially offset by price and product mix decreases, which reduced sales by $40 million, or 10%.

Gross profit margin during the March 2010 quarter increased 0.8 percentage points to 33.0%.  The combination of price increases and various operational cost saving initiatives continued to maintain the gross profit margin despite ongoing base oil cost increases, which resulted in an $8 million decrease to gross profit.  The net impact of volume and mix increased gross profit by $13 million, with foreign currency contributing an additional $5 million to gross profit.  Selling, general and administrative expenses increased

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

$11 million, or 16%, during the current quarter primarily due to increases in incentive compensation and salaries and benefits of $6 million, foreign currency of $3 million and advertising costs of $2 million.  Equity and other income increased by $4 million during the current quarter compared to the prior year quarter, primarily due to increased equity income from various joint ventures.

Operating income for current and prior year quarters included depreciation and amortization of $9 million for each period.  EBITDA totaled $78 million for the March 2010 quarter as compared to $75 million for the March 2009 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

Fiscal 2010 year-to-date compared to fiscal 2009 year-to-date

Consumer Markets reported operating income of $136 million during the current period as compared to $85 million reported during the prior year period.  Significant gross profit margin improvement as well as strong volume increases, as compared to the prior year period, were the primary factors in the increased operating income.  Sales increased 4% to $830 million compared to $795 million in the prior period.  Volume increased sales by $97 million, or 12%, as lubricant volume increased 19% to 83.9 million gallons during the current period, which was primarily driven by branded lubricants within both the Do-It-Yourself and Do-It-For-Me market channels.  Increases to sales from currency exchange of $29 million, or 4%, and a change in product mix to more premium lubricants sold during the current period contributed $2 million.  These increases were partially offset by price decreases, which reduced sales by $93 million, or 12%.

Gross profit margin during the current period increased 6.3 percentage points to 33.4%.  The combination of price increases, lower raw material costs and various operational cost saving initiatives continued to positively impact the gross profit margin compared to the prior year period, resulting in an increase in gross profit of $62 million.  Lower raw material costs increased gross profit by $20 million as net volume and mix increases contributed $31 million, with foreign currency contributing an additional $11 million to gross profit.  Selling, general and administrative expenses increased $19 million, or 14%, during the current period primarily due to increases in advertising costs of $8 million, foreign currency of $6 million and incentive compensation of $4 million.  Equity and other income increased by $8 million during the current period compared to the prior year period, primarily due to increased equity income from various joint venture agreements.

Operating income for current and prior year quarters included depreciation and amortization of $18 million for each period.  EBITDA totaled $154 million for the March 2010 period as compared to $103 million for the March 2009 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

Distribution

Distribution is a leading plastics and chemicals distributor in North America.  It distributes chemicals, plastics and composite raw materials in North America, as well as plastics in Europe and China.  Ashland Distribution also provides environmental services in North America, including hazardous and nonhazardous waste collection, recovery, recycling and disposal services.

March 2010 quarter compared to March 2009 quarter

Distribution reported operating income of $17 million during the current quarter, a decrease from the $31 million reported during the prior year quarter as increased material costs, partially related to an $11 million quantity LIFO credit in the prior year quarter, more than offset increases in demand and operational cost reductions.  Sales increased 23% to $857 million compared to $698 million in the prior quarter.  Price increases of $76 million, or 11%, was the primary factor in the increase as recent price increases within the market have been sustained as higher product demand has returned within the market.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Pounds sold per shipping day increased 8% to 15.4 million compared to 14.3 million in the prior quarter as the chemicals and plastics line of businesses both reported increased volumes.  Overall volume increases resulted in a $65 million, or 9%, increase in sales, with favorable currency exchange associated with foreign sales adding an additional $18 million, or 3%.

Gross profit margin during the current quarter decreased 3.5 percentage points to 9.3% compared to 12.8% reported in the prior year.  Product cost increases of $24 million was the primary factor of the gross profit decline, which included prior quarter’s $11 million quantity LIFO credit.  This decrease was partially offset by a $13 million increase in gross profit as a result of increased volumes, while favorable currency exchange also added an additional $2 million in the current quarter as compared to the March 2009 quarter.  Selling, general and administrative expenses increased $5 million, or 8%, during the current quarter primarily a result of a combined $5 million increase attributable to incentive compensation and foreign currency.

Operating income for the current and prior year quarters included depreciation and amortization of $7 million for each period.  EBITDA totaled $24 million for the March 2010 quarter as compared to $38 million for the March 2009 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

Fiscal 2010 year-to-date compared to fiscal 2009 year-to-date

Distribution reported operating income of $22 million during the current period, a decrease from the $40 million reported during the prior year period as increasing material costs more than offset operational cost reductions.  Sales increased 2% to $1,586 million compared to $1,551 million in the prior year period.  Foreign currency and volume increases of $34 million, or 2%, and $26 million, or 1%, respectively, were the primary factors as pounds sold per shipping day remained flat at 14.9 million.  These increases were offset by price declines of $25 million, or 1%, as price increases earlier in the fiscal year were difficult to implement due to weak demand encountered within the market.

Gross profit margin during the current period decreased 1.2 percentage points compared to 10.5% reported in the prior year quarter.  Product cost increases of $27 million was the primary factor of the gross profit decline, which included prior period’s $11 million quantity LIFO credit, while volume and favorable currency exchange increased gross profit by $8 million and $3 million, respectively, in the current period as compared to the prior year period.  Selling, general and administrative expenses increased $2 million, or 2%, during the current period due to increases attributable to incentive compensation and foreign currency.

Operating income for the current and prior year periods included depreciation and amortization of $14 million and $15 million, respectively.  EBITDA totaled $36 million for the March 2010 quarter as compared to $55 million for the March 2009 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

Unallocated and other

Unallocated and other recorded costs of $6 million for the March 2010 quarter compared to zero for the March 2009 quarter.  Cost for the current quarter primarily related to a self-insured product liability claim of $4 million recorded during the current quarter.  Cost associated with the March 2009 quarter primarily consisted of $5 million for severance and plant closure charges associated with the ongoing integration and reorganization of the Hercules acquisition which was offset by a currency gain on an intracompany loan of $5 million.

Unallocated and other recorded costs of $6 million for the six months ended March 31, 2010 compared to $28 million for the six months ended March 31, 2009.  Costs for the current period primarily related to a self-insured product liability claim of $4 million recorded during the current period.  Costs associated with the prior period consisted of $28 million for severance and plant closure charges associated with the ongoing integration and reorganization of the Hercules acquisition and $5 million in due diligence costs associated

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

with investment opportunities and other charges, which were offset by a currency gain on an intracompany loan of $5 million.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows for the six months ended March 31.

(In millions)	2010	2009
Cash (used) provided by:
Operating activities from continuing operations	$218	$294
Investing activities from continuing operations	94	(2,213)
Financing activities from continuing operations	(175)	1,250
Discontinued operations	12	3
Effect of currency exchange rate changes on cash and cash equivalents	(2)	(17)
Net increase (decrease) in cash and cash equivalents	$147	$(683)

Operating activities

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, was $218 million for the six months ended March 31, 2010 compared to $294 million for the six months ended March 31, 2009.  Profitability increased from a net loss of $71 million for the six months ended March 31, 2009 to net income of $108 million for the six months ended March 31, 2010.  Current period net income adjustments include depreciation and amortization of $153 million, debt issuance cost amortization of $74 million and deferred taxes of $55 million offset by cash outflows from operating assets and liabilities of $177 million, primarily as a result of increased inventory and accounts receivable levels and more timely vendor payments.  Prior period net income adjustments include $182 million in depreciation and amortization (which includes debt issuance cost and purchased in-process research and development amortization), a nonrecurring inventory fair value adjustment of $37 million, currency swap loss of $54 million related to the Hercules acquisition and a $32 million loss on auction rate securities.

Investing activities

Cash provided by investing activities was $94 million for the six months ended March 31, 2010 as compared to cash used by investing activities of $2,213 million for the six months ended March 31, 2009.  Current period capital expenditures of $60 million was more than offset by cash inflows of $85 million and $60 million related to the sale of auction rate securities and the Pinova business, respectively.  The significant cash investing activities for the prior period included cash outflows of $2,078 million for the purchase of Hercules’ operations in November 2008, $95 million for the settlement of currency interest rate swap hedges related to this acquisition and $80 million for capital expenditures.

Financing activities

Cash used by financing activities was $175 million for the six months ended March 31, 2010 as compared to a $1,250 million cash inflow provided by financing activities in 2009.  Current period activity includes proceeds from long- and short-term debt of $300 million and $317 million, respectively, repayments of long-term debt of $773 million, $12 million in debt issue costs paid in connection with the senior credit facility refinancing in March 2010, and a cash dividend paid of $.075 per share, for a total of $12 million.  Significant cash financing activities for the prior period included cash inflows of $2,043 million associated with short-term and long-term financing secured for the acquisition of Hercules.  This cash inflow for the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

prior period was offset by cash used for the extinguishment of certain debt instruments that Hercules held as of the closing date of the acquisition and other debt payments in the amount of $645 million as well as $137 million in debt issue costs paid in connection with securing the financing for the Hercules acquisition.  Cash dividends paid for the prior period were $.075 per share and totaled $11 million.

Senior Credit Facilities

On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other Lenders party thereto, (the “Senior Credit Agreement”).  The Senior Credit Agreement provides for an aggregate principal amount of $850 million in senior secured credit facilities (the “Senior Credit Facilities”), consisting of a $300 million four-year Term Loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the Term Loan A facility were used, together with proceeds from the accounts receivable securitization facility described below, and cash on hand to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the Senior Credit Facilities and the related transactions.  The new revolving credit facility will provide ongoing working capital and will be used for other general corporate purposes as well as support for the issuance of letters of credit.

The Senior Credit Facilities are guaranteed by Ashland’s present and future subsidiaries (other than certain immaterial subsidiaries, regulated subsidiaries, joint ventures, special purpose finance subsidiaries, certain foreign subsidiaries and certain unrestricted subsidiaries) and are secured by a first priority security interest in substantially all the personal property assets of Ashland and such guarantor subsidiaries, including the capital stock or other equity interests of certain of Ashland’s U.S. and first-tier foreign subsidiaries and a portion of the stock of certain of Ashland’s other first-tier foreign subsidiaries.  The Senior Credit Facilities may cease to be secured upon Ashland achieving an Investment Grade corporate family rating as defined in the Senior Credit Agreement.

The Senior Credit Facilities carry an initial interest rate of either LIBOR plus 275 points or base rate plus 175 basis points, at Ashland’s option, and as of March 31, 2010, the weighted average interest rate on the Term Loan A was 3.02%.  Total borrowing capacity remaining under the $550 million revolving credit facility was $431 million, representing a reduction of $119 million for letters of credit outstanding at March 31, 2010.  The Term Loan A facility was drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments commencing with the installment due on June 30, 2010, with 5% of the original principal amount due during year one, 7.5% of the original principal amount due during year two, 10% of the original principal amount due during year three, and 77.5% of the original principal amount due during year four (in quarterly installments of 5.0%, 5.0%, 5.0% and 62.5%), with a final payment of all outstanding principal and interest on March 31, 2014.

As a result of the new Senior Credit Agreement and prepayments made during the current quarter, Ashland expensed $62 million of the remaining $84 million debt issuance costs related to the loan fees paid to originate the initial term facility and incurred an additional $4 million of prepayment fee penalties related to the previous Term Loan B facility, which were included in the net interest and other financing expense caption in the Statements of Consolidated Income.  In addition, Ashland incurred $11 million of new debt issuance costs associated with the new Senior Credit Agreement that will be recognized as an expense ratably over the life of the new term of the agreement.

Covenant restrictions

The Senior Credit Facilities include less restrictive covenants than the previous credit facility and no longer contain covenants associated with minimum consolidated net worth and capital expenditure limits.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants; limitations on liens, additional

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments; and other customary limitations.

The maximum consolidated leverage ratio permitted under the Senior Credit Facilities are as follows:  3.25 from the period March 31, 2010 through September 30, 2010, 3.00 from the period December 31, 2010 through September 30, 2011 and 2.75 from December 31, 2011 and each fiscal quarter thereafter.

The permitted consolidated fixed charge coverage ratio under the Senior Credit Facility is 1.25 from the period March 31, 2010 through September 30, 2010 and 1.50 from December 31, 2010 and for each fiscal quarter thereafter.

As of March 31, 2010, Ashland is in compliance with all credit facility covenant restrictions.  At March 31, 2010, Ashland’s calculation of the consolidated leverage ratio per the refinancing was .9 compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.25.  At March 31, 2010, Ashland’s calculation of the fixed charge coverage ratio per the refinancing was 6.7 compared to the permitted consolidated ratio of 1.25.  The foregoing summary of the Senior Credit Agreement is qualified in its entirety by reference to the text of such agreement, which is filed as Exhibit 10.1 to Ashland’s Form 8-K filed on April 6, 2010.

Accounts receivable securitization

Also as part of the refinancing described above, on March 31, 2010, Ashland amended and restated its existing accounts receivable securitization facility, pursuant to (i) a First Amendment to Sale Agreement, between Ashland and CVG Capital II, LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of Ashland (“CVG”), which amended the Sale Agreement, dated as of November 13, 2008 (as so amended, the “Sale Agreement”) and (ii) an Amended and Restated Transfer and Administration Agreement (the “Transfer and Administration Agreement”), among CVG, Ashland, each of Liberty Street Funding LLC, Market Street Funding LLC and Three Pillars Funding LLC, as Conduit Investors and Uncommitted Investors, The Bank of Nova Scotia, as the Agent (the “Agent”), a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, PNC Bank, National Association, as a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, SunTrust Bank, as a Letter of Credit Issuer and a Committed Investor, SunTrust Robinson Humphrey, Inc., as a Managing Agent and an Administrator and Wells Fargo Bank, National Association, as a Letter of Credit Issuer, a Managing Agent and a Committed Investor, as acknowledged and agreed to by Bank of America, National Association and YC SUSI Trust, as exiting parties.

The primary purposes of the amendment of the accounts receivable securitization facility were to increase the maximum available funds under the facility from $200 million to $350 million and to extend the maturity date of the facility to March 29, 2013.  Ashland incurred an additional $1 million in fees related to the amendment and restatement of the facility that was capitalized and included within other noncurrent assets within the Condensed Consolidated Balance Sheet.  At March 31, 2010, the outstanding amount of accounts receivable sold by Ashland to CVG was $673 million.  Ashland had drawn $300 million under the facility as of March 31, 2010 of the approximate $307 million in available funding from qualifying receivables.

As part of the receivables securitization facility, under the Sale Agreement Ashland will sell, on an ongoing basis, substantially all of its accounts receivable (but not those of its subsidiaries), certain related assets and the right to the collections on those accounts receivable to CVG.  Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors (together the “Investors”) through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  Ashland transfers under the facility are accounted for as secured borrowings and the receivables sold pursuant to the facility are included in the Condensed Consolidated Balance Sheet as

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

accounts receivable.  Borrowings under the facility will be repaid as accounts receivable are collected, with new borrowings created as and when CVG requests additional fundings from the Investors under the Transfer and Administration Agreement, which will generally occur on a monthly basis.  Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from Ashland’s own assets and will not be available to its creditors should Ashland become insolvent.  Ashland’s equity interest in CVG has been pledged to the lenders under Ashland’s new senior secured credit facilities described above.  Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement.

The foregoing summary of the Transfer and Administration Agreement and the First Amendment to Sale Agreement is qualified in its entirety by reference to the text of such agreements, which are filed as Exhibits 10.2 and 10.3 to Ashland’s Form 8-K filed on April 6, 2010.  The original Sale Agreement dated as of November 13, 2008, was filed as Exhibit 10.4 to Ashland’s Form 8-K filed on November 19, 2008.

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

Free cash flow

The following represents Ashland’s calculation of free cash flow for the disclosed periods.

	Six months ended
	March 31
(In millions)	2010	2009
Cash flows provided by operating activities from continuing operations	$218	$294
Less:
Additions to property, plant and equipment	(60)	(80)
Cash dividends paid	(12)	(11)
Free cash flows	$146	$203

Cash flow metrics

At March 31, 2010, working capital (current assets minus current liabilities, excluding debt due within one year) amounted to $900 million, compared to $954 million at September 30, 2009 and $1,105 million at March 31, 2009.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $137 million at March 31, 2010, $125 million at September 30, 2009 and $134 million at March 31, 2009.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 107% of current liabilities at March 31, 2010, compared to 111% at September 30, 2009 and 112% at March 31, 2009.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

The following summary reflects Ashland’s total debt, cash and cash equivalents and auction rate securities as of March 31, 2010, September 30, 2009 and March 31, 2009.

	March 31	September 30	March 31
(In millions)	2010	2009	2009
Short-term debt	$339	$23	$84
Long-term debt (including current portion)	1,124	1,590	2,178
Total debt	$1,463	$1,613	$2,262

Cash and cash equivalents	$499	$352	$203
Auction rate securities	$86	$170	$214

The scheduled aggregate maturities of debt by fiscal year are as follows:  $30 million in 2010, $50 million in 2011, $26 million in 2012, $373 million in 2013 and $203 million in 2014.  As previously discussed, Ashland completed a refinancing of its previously existing senior credit facilities by entering into a new Senior Credit Agreement on March 31, 2010.  The new senior secured credit facility provides for an aggregate principal amount of $850 million consisting of a $550 million four-year revolver (undrawn at close) and a $300 million four-year Term Loan A facility (fully drawn at close).  In conjunction with the senior credit facilities refinancing, Ashland expanded the availability of the accounts receivable securitization from $200 million to $350 million, subject to available funding from qualifying receivables.  The net proceeds from the refinancing, along with utilization from Ashland’s existing receivables securitization facility ($300 million of available $350 million drawn at close), were used to pay off Ashland’s previously existing Term Loan B due 2014 and refinance Ashland’s existing revolving credit facility due 2013 and Term Loan A due 2013.

Total borrowing capacity remaining under the new $550 million revolving credit facility was $431 million, which was reduced by $119 million for letters of credit outstanding at March 31, 2010.  Additionally, at March 31, 2010, Ashland had approximately $7 million in available funding from qualifying receivables sold to a wholly owned accounts receivable securitization facility.  In total, Ashland’s available liquidity position, which includes cash and the revolving credit and accounts receivable securitization facility, was $937 million at March 31, 2010.

The current portion of long-term debt was $23 million at March 31, 2010, $53 million at September 30, 2009 and $94 million at March 31, 2009.  Based on Ashland’s current debt structure included in Note G of the Notes to Condensed Consolidated Financial Statements and assuming interest rates remain stable, future annual book interest expense could range from approximately $120 million to $130 million based on applicable fixed and floating interest rates.

Auction rate securities

At March 31, 2010, Ashland held $86 million of student loan auction rate securities, that had a par value $97 million, for which there was not an active market with consistent observable inputs.  Since the second quarter of fiscal 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time the market for auction rate securities has failed to achieve equilibrium.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, these instruments have been classified as noncurrent assets in the Condensed Consolidated Balance Sheet.

During the six months ended March 31, 2010, Ashland sold a total of $95 million (par value) in auction rate securities for $85 million in cash proceeds which resulted in a realized gain of $1 million recorded in the other income and expenses caption of the Statements of Consolidated Income.  In December 2008, Ashland

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

sold $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million.  Additionally, in the December 2008 quarter Ashland recorded a $30 million temporary unrealized loss as permanent in the other income and expenses caption of the Statement of Consolidated Income.  A full valuation allowance was established for this tax benefit since Ashland did not have capital gains to offset this capital loss.  During the March 2009 quarter, Ashland sold $13 million (par value) auction rate securities for $11 million in cash proceeds which approximated book value.

Ashland’s current estimate of fair value for auction rate securities is based on relevant observable market prices and quotes, including the sale of auction rate securities during fiscal years 2009 and 2010 and references various internal discounted cash flow models to support these related quotes and sales.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.

Capital resources

During the six months ended March 31, 2010, Ashland’s total debt decreased by $150 million to $1,463 million and stockholders’ equity increased by $98 million to $3,682 million.  Since the acquisition of Hercules in November 2008, Ashland has primarily used its cash generation to reduce debt by more than $1 billion.  The increase in stockholders’ equity was primarily due to the voluntary common stock contribution of $100 million made in November 2009 to Ashland’s U.S. pension plans and net income of $108 million.  These increases were partially offset by regular cash dividends of $12 million and deferred translation losses of $123 million.  Debt as a percent of capital employed was 28% at March 31, 2010 compared to 31% at September 30, 2009 and 39% at March 31, 2009.

Under the new senior credit facilities agreement entered into in March 2010, Ashland is no longer subject to capital expenditure limits, which under the previous financing arrangements was approximately $300 million in fiscal year 2010.  Ashland is currently forecasting approximately $200 million of capital expenditures for fiscal 2010.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and associated receivables for asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the six months ended March 31, 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

OUTLOOK

During early April the last major step in the integration of Hercules was completed in successfully moving these acquired businesses onto Ashland’s ERP system.  Essentially all of Ashland’s businesses are now on a unified, global operating system.

Ashland has taken significant steps throughout the past few years in realigning and resizing the cost structures of these businesses to match current global demand, which included eliminating more than $400 million of costs over the past two years.  During the past quarter each business segment on a comparable basis experienced demand improvements sequentially and compared to the prior year quarter.  However, persistent supply volatility within the raw material markets has continued to escalate throughout the past quarter, causing rapid increases in costs.  These cost increases will continue to have some impact on each business segment’s gross profit.  However, Ashland’s continued emphasis on improved product pricing, aided by our ERP system, and overall disciplined cost management structure should support both increased profitability and growth as the economy recovers.  Ashland’s ability to effectively execute in these areas will likely be the main contributing factors of near term performance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2010 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

(b)	During the six months ended March 31, 2010, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(1) CERCLA and Similar State Law Sites – Under CERCLA and similar state laws, Ashland and Hercules may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of March 31, 2010, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 89 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

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

(3)  Hattiesburg, Mississippi Notice of Violation from MDEQ – In November, 2008, the Mississippi Department of Environmental Quality (“MDEQ”) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a storm water retention basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource Conservation and Recovery Act.  MDEQ recently informed Ashland that it may propose a penalty in excess of $100,000.  Ashland is working with MDEQ to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  While it is reasonable to believe that this matter could potentially involve a penalty exceeding $100,000, the potential liability, if any, with respect to this enforcement proceeding should not be material to Ashland.

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

ITEM 5.  EXHIBITS

(a)	Exhibits
10	Form of Notice granting Restricted Stock Awards.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

May 5, 2010	/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

10	Form of Notice granting Restricted Stock Awards.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.