Form 10-Q
period 2010-06-30
ASHLAND INC.
filed 2010-08-06
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 1-32532

ASHLAND INC.

(a Kentucky corporation)
I.R.S. No. 20-0865835

50 E. RiverCenter Boulevard
P.O. Box 391
Covington, Kentucky 41012-0391
Telephone Number (859) 815-3333

Indicate by check mark whether the Registrant: (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☑   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑

At June 30, 2010, there were 78,730,445 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2010	2009	2010	2009

SALES	$2,362	$2,037	$6,630	$5,993

COSTS AND EXPENSES
Cost of sales (a)	1,838	1,544	5,110	4,716
Selling, general and administrative expenses (a)	351	330	1,038	976
Research and development expenses (b)	23	23	63	73
	2,212	1,897	6,211	5,765
EQUITY AND OTHER INCOME	13	12	42	29

OPERATING INCOME	163	152	461	257
Net interest and other financing expense (c)	(26)	(62)	(172)	(144)
Net gain on acquisitions and divestitures (d)	23	1	18	2
Other income and expenses (e)	-	-	1	(86)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	160	91	308	29
Income tax expense - Note J	26	40	79	49
INCOME (LOSS) FROM CONTINUING OPERATIONS	134	51	229	(20)
Income (loss) from discontinued operations (net of income taxes) - Note E	14	(1)	27	(2)
NET INCOME (LOSS)	$148	$50	$256	$(22)

BASIC EARNINGS PER SHARE - Note K
Income (loss) from continuing operations	$1.71	$.69	$2.95	$(.27)
Income (loss) from discontinued operations	.18	(.02)	.34	(.03)
Net income (loss)	$1.89	$.67	$3.29	$(.30)

DILUTED EARNINGS PER SHARE - Note K
Income (loss) from continuing operations	$1.67	$.68	$2.89	$(.27)
Income (loss) from discontinued operations	.18	(.02)	.34	(.03)
Net income (loss)	$1.85	$.66	$3.23	$(.30)

DIVIDENDS PAID PER COMMON SHARE	$.15	$.075	$.30	$.225

(a)
The three and nine months ended June 30, 2009 include $9 million and $13 million, respectively, within the cost of sales caption and $4 million and $39 million, respectively, within the selling, general and administrative expenses caption for restructuring charges related to the ongoing integration and reorganization from the Hercules Incorporated (Hercules) acquisition and other cost reduction programs.  In addition, a charge of $37 million for the nine months ended June 30, 2009 was recorded within the cost of sales caption for a one-time fair value assessment of Hercules inventory as of the date of the transaction.

(b)
The nine months ended June 30, 2009 includes a $10 million charge related to the valuation of the ongoing research and development projects at Hercules as of the merger date.  In accordance with GAAP and SEC accounting regulations applicable at the date of acquisition, these purchased in-process research and development costs were expensed upon acquisition.

(c)	The nine months ended June 30, 2010 includes a $66 million charge related to the refinancing of the Senior Credit Facility and related extinguishment of debt during the March quarter.
(d)	Includes a gain of $23 million for the three and nine months ended June 30, 2010 related to Ashland’s acquisition of the additional 50% interest in Ara Quimica S.A. (Ara Quimica).
(e)	The nine months ended June 30, 2009 includes a $54 million loss on currency swaps related to the Hercules acquisition and a $32 million loss on auction rate securities.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30	June 30
(In millions - unaudited)	2010	2009	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$484	$352	$256
Accounts receivable (a)	1,569	1,392	1,405
Inventories - Note H	611	527	517
Deferred income taxes	102	115	95
Other current assets	50	40	57
Current assets held for sale - Note C	2	41	89
	2,818	2,467	2,419
NONCURRENT ASSETS
Auction rate securities - Note F	54	170	188
Goodwill - Note I	2,131	2,220	2,150
Intangibles - Note I	1,103	1,204	1,178
Asbestos insurance receivable (noncurrent portion) - Note O	463	510	464
Deferred income taxes	99	161	-
Other noncurrent assets	545	596	564
Noncurrent assets held for sale - Note C	20	61	88
	4,415	4,922	4,632
PROPERTY, PLANT AND EQUIPMENT
Cost	3,370	3,449	3,448
Accumulated depreciation and amortization	(1,458)	(1,391)	(1,334)
	1,912	2,058	2,114

TOTAL ASSETS	$9,145	$9,447	$9,165

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note G	$287	$23	$44
Current portion of long-term debt - Note G	32	53	71
Trade and other payables	1,020	944	783
Accrued expenses and other liabilities	474	541	455
Current liabilities held for sale - Note C	-	5	17
	1,813	1,566	1,370
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note G	1,102	1,537	1,878
Employee benefit obligations - Note L	1,129	1,214	657
Asbestos litigation reserve (noncurrent portion) - Note O	855	956	828
Deferred income taxes	-	-	147
Other noncurrent liabilities	590	590	578
	3,676	4,297	4,088

STOCKHOLDERS’ EQUITY	3,656	3,584	3,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,145	$9,447	$9,165

(a)	Accounts receivable includes an allowance for doubtful accounts of $26 million and $43 million at June 30, 2010 and 2009, respectively, and $38 million at September 30, 2009.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss)	(a)	Total

BALANCE AT SEPTEMBER 30, 2008	$1	$33	$3,138	$30		$3,202
Total comprehensive income (loss) (b)			(22)	71		49
Regular dividend, $.225 per common share			(17)			(17)
Issuance of common shares - Note M		450				450
Common shares issued under stock
incentive and other plans (c) (d)		26				26
Other		(3)				(3)
BALANCE AT JUNE 30, 2009	$1	$506	$3,099	$101		$3,707

BALANCE AT SEPTEMBER 30, 2009	$1	$521	$3,185	$(123)		$3,584
Total comprehensive income (loss) (b)			256	(285)		(29)
Regular dividend, $.30 per common share			(23)			(23)
Issuance of common shares (e) - Note M		100				100
Common shares issued under stock
incentive and other plans (c) (d)		24				24
BALANCE AT JUNE 30, 2010	$1	$645	$3,418	$(408)		$3,656

(a)
At June 30, 2010 and 2009, the after-tax accumulated other comprehensive (loss) income of ($408) million for 2010 and $101 million for 2009 was comprised of pension and postretirement obligations of $453 million for 2010 and $107 million for 2009 and net unrealized translation gains of $45 million for 2010 and $208 million for 2009.

(b)	Reconciliations of net income (loss) to total comprehensive (loss) income follow.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2010	2009	2010	2009

Net income (loss)	$148	$50	$256	$(22)
Pension and postretirement obligation adjustments, net of tax	(1)	(2)	9	-
Unrealized translation (loss) gain, net of tax	(171)	112	(294)	51
Unrealized gain on investment securities, net of tax	-	-	-	20
Total comprehensive (loss) income	$(24)	$160	$(29)	$49

(c)	Common shares issued were 894,589 and 922,920 for the nine months ended June 30, 2010 and 2009, respectively.
(d)
Includes income tax benefits resulting from the exercise of stock options of $8 million for the nine months ended June 30, 2010.  Includes $10 million from the fair value of Hercules stock options converted into stock options for Ashland shares for the nine months ended June 30, 2009.

(e)	Relates to the November 2009 voluntary pension plan contribution of approximately 3.0 million shares of Ashland Common Stock.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$256	$(22)
(Income) loss from discontinued operations (net of income taxes)	(27)	2
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities
Depreciation and amortization	226	244
Debt issuance cost amortization	77	35
Purchased in-process research and development amortization	-	10
Deferred income taxes	45	33
Equity income from affiliates	(16)	(9)
Distributions from equity affiliates	11	13
Gain from sale of property and equipment	(5)	-
Stock based compensation expense	10	6
Stock contributions to qualified savings plans	18	8
Net gain on acquisitions and divestitures	(18)	(2)
Loss on early retirement of debt	5	-
Inventory fair value adjustment related to Hercules acquisition	-	37
Loss on currency swaps related to Hercules acquisition	-	54
(Gain) loss on auction rate securities	(1)	32
Change in operating assets and liabilities (a)	(283)	208
	298	649
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(100)	(107)
Proceeds from disposal of property, plant and equipment	14	5
Purchase of operations - net of cash acquired	(24)	(2,080)
Proceeds from sale of operations	60	7
Settlement of currency swaps related to Hercules acquisition	-	(95)
Proceeds from sales and maturities of available-for-sale securities	117	55
	67	(2,215)
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	313	2,628
Repayment of long-term debt	(776)	(1,502)
Proceeds from/repayments of issuance of short-term debt	264	3
Debt issuance costs	(13)	(161)
Cash dividends paid	(23)	(17)
Proceeds from exercise of stock options	6	2
Excess tax benefits related to share-based payments	2	-
	(227)	953
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	138	(613)
Cash used by discontinued operations
Operating cash flows	-	(1)
Effect of currency exchange rate changes on cash and cash equivalents	(6)	(16)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132	(630)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	352	886

CASH AND CASH EQUIVALENTS - END OF PERIOD	$484	$256

(a)     Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  Results of operations for the period ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending September 30, 2010.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

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

The preparation of Ashland’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities as well as qualifying subsequent events.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and intangible assets), employee benefit obligations, income taxes, and liabilities and receivables associated with asbestos litigation, environmental remediation and asset retirement obligations.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance related to separating consideration in multiple-deliverable revenue arrangements (ASC 605-25 Revenue Recognition – Multiple-Element Arrangements).  Under this guidance, multiple-deliverable arrangements will be accounted for separately (rather than as a combined unit) by selecting the best evidence of selling price among vendor-specific objective evidence, third-party evidence or estimated selling price.  Additionally, this guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  This guidance will become effective for Ashland on October 1, 2010.  The adoption of this guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS AND DIVESTITURES

Acquisitions

Ara Quimica

In April 2010, Ashland acquired the remaining 50% interest in Ara Quimica, a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica, which it recorded as an equity-method investment within the Performance Materials reporting segment.  Ara Quimica reported sales of approximately $50 million from its most recent fiscal year ended December 31, 2009.  Ashland recognized a pretax gain of $23 million as a result of revaluing its existing equity interest held in Ara Quimica before the business combination.  The gain is included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income for the current quarter.

Hercules

On November 13, 2008, Ashland completed its acquisition of Hercules.  The acquisition created a defined core for Ashland composed of three specialty chemical businesses which includes specialty additives and ingredients, paper and water technologies, and specialty resins.  The acquisition also created a leadership position in attractive and growing renewable/sustainable chemistries.

The merger was recorded by Ashland using the purchase method of accounting in accordance with applicable United States generally accepted accounting principles (U.S. GAAP or GAAP) whereby the total purchase price, including qualifying transaction-related expenses, was allocated to tangible and intangible assets and liabilities acquired based upon their respective fair values.

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

The Hercules acquisition was financed in part through $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders consisting of a $400 million revolving credit facility, a $400 million Term Loan A facility, an $850 million Term Loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan, which was subsequently replaced in May 2009 by $650 million senior unsecured notes and $100 million in cash generated from operations.  The total debt drawn upon the closing of the completed merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash, which was used in part to extinguish $594 million of existing Hercules debt and to pay transaction fees associated with the financing facilities.  A significant amount of this debt has been repaid, and during the March 2010 quarter Ashland refinanced the remaining debt from this transaction.  For further information on the refinancing and remaining debt outstanding see Note G.

The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition, as well as adjustments that have been made as a result of ongoing valuations.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS AND DIVESTITURES (continued)

Purchase price allocation (in millions)	At November 13 2008
Assets:
Cash	$54
Accounts receivable	355
Inventory	261
Other current assets	57
Intangible assets	1,093
Goodwill	1,808
Asbestos receivable	97
Property, plant and equipment	1,058
Purchased in-process research and development	10
Other noncurrent assets	187
Liabilities:
Accounts payable	(232)
Accrued expenses	(217)
Debt	(798)
Pension and other postretirement obligations	(316)
Environmental	(106)
Asbestos	(451)
Deferred tax - net	(144)
Other noncurrent liabilities	(122)
Total purchase price	$2,594

The purchase price allocation for the acquisition was essentially completed during the December 2009 quarter.  Adjustments made during the December 2009 quarter primarily related to asbestos liabilities and receivables, as a result of the final assessment after completion of the review of the underlying claim files, as well as certain valuation adjustments to previously recorded purchase accounting or pre-acquisition amounts within legal, environmental and income taxes.  See Note O for more information related to the assumed asbestos and environmental liabilities.  See Note I for more information related to goodwill.

Purchased in-process research and development (IPR&D) represents the value assigned in a business combination to acquired research and development projects that, as of the date of the acquisition, had not established technological feasibility and had no alternative future use.  Amounts assigned to IPR&D meeting these criteria were part of the allocation of the purchase price of the business combination.  Ashland recorded pretax expense totaling $10 million associated with the Hercules acquisition within the research and development expenses caption of the Statement of Consolidated Income.  The estimated values assigned to the IPR&D projects were determined based on a discounted cash flow model assigned to the following projects:

(In millions)
Functional Ingredients	Corebond	$2
Water Technologies	Biofilm Sensor	$2
Water Technologies	Surface Dry Strength	$2
Functional Ingredients / Water Technologies	Other	$4

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS AND DIVESTITURES (continued)

As part of the valuation of the Hercules acquisition, Ashland recorded $1,093 million of intangible assets.  Of these intangible assets, Ashland has identified approximately $255 million of certain product trade names, within the Functional Ingredients and Water Technologies businesses, that have been designated as indefinite-lived assets.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands as well as their worldwide recognition in the industry.  The remaining $838 million identified finite-lived intangible assets are being amortized over their respective estimated useful lives.  Ashland determined the useful lives of the customer relationships, developed technology and product trade names to be 10 to 24 years, 5 to 20 years and 20 years, respectively.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current Hercules customer base.

		Life
Intangible asset type (in millions)	Value	(years)
Customer relationships - Functional Ingredients	$289	10 - 24
Customer relationships - Water Technologies	240	12
Developed technology - Functional Ingredients	217	15
Developed technology - Water Technologies	60	5 - 20
Product trade names - Functional Ingredients	32	20
Product trade names - Functional Ingredients	104	Indefinite
Product trade names - Water Technologies	151	Indefinite
Total	$1,093

Divestitures

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million five-year promissory note from TorQuest Partners.  The Pinova business, with annual revenues of approximately $85 million per year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  The transaction resulted in a pretax gain of less than $1 million, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income for the quarter ended March 2010.  As part of this sale agreement, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

In August 2009, Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax, which was subsequently reduced by $4 million after giving affect to post-closing adjustments related to working capital.  Drew Marine had annual revenues of approximately $140 million per year.  The transaction resulted in a pretax gain of $56 million, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income for the quarter ended September 2009.  As part of this sale arrangement, Ashland has agreed to continue to manufacture certain products on behalf of Drew Marine.

As a result of these divestitures, the assets and liabilities of these businesses for prior periods have been reflected as assets and liabilities held for sale within the Condensed Consolidated Balance Sheets and are comprised of the following components:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS AND DIVESTITURES (continued)

	June 30	September 30	June 30
(In millions - unaudited)	2010	2009	2009
Accounts receivable	$1	$13	$42
Inventories	1	28	46
Other current assets	-	-	1
Current assets	$2	$41	$89

Property, plant and equipment, net	$-	$39	$42
Goodwill and intangible assets	-	-	15
Deferred income tax	-	-	-
Other noncurrent assets	-	-	6
Noncurrent assets	$-	$39	$63

Trade payables	$-	$5	$16
Accrued expenses and other liabilities	-	-	1
Current liabilities	$-	$5	$17

In addition to the Drew Marine and Pinova assets and liabilities identified above that were previously designated in prior periods as held for sale, Ashland held other noncurrent assets for sale of $20 million, $25 million and $22 million as of June 30, 2010 and 2009 and September 30, 2009, respectively, primarily related to corporate aircraft, non-operational properties and certain Valvoline Instant Oil Change locations.  The noncurrent assets held for sale are required to be measured at carrying value or below this level if an impairment is indicated.  The fair values were based on definitive agreements of sale or other market quotes which would be considered significant unobservable market inputs (Level 3) within the fair value hierarchy.  See also Note F – Fair Value Measurements for further information on the fair value hierarchy.

Other divestiture activity

In December 2008, Ashland completed the sale of its indirectly held 33.5% ownership interest in FiberVisions Holdings, LLC (FiberVisions) to Snow Phipps Group, LLC (Snow Phipps), a New York-based private equity firm and the majority owner of FiberVisions for $7 million.  FiberVisions, a leading global producer of specialty fibers for nonwoven fabrics and textile fibers used in consumer and industrial products, was acquired by Ashland as part of the Hercules acquisition.  The sale of Ashland’s interest in FiberVisions generated a capital loss of approximately $220 million for tax purposes that can be used to offset capital gains.  The unutilized capital loss benefit was fully offset by a deferred tax asset valuation allowance because Ashland is not permitted to anticipate additional future capital gains; therefore, no tax benefit was initially recognized on this transaction.

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

In conjunction with the Hercules acquisition in November 2008, Ashland announced an integration plan (Integration Plan) that targeted certain projected cost savings as part of combining joint and redundant services and facilities.  This program focused primarily on capturing operational, selling and administrative savings within the combined company.  Additionally, with the prolonged and significant deterioration of global economic demand during 2009, Ashland announced in January 2009 an additional cost reduction and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – RESTRUCTURING ACTIVITIES (continued)

organizational restructuring plan (2009 Program), which was subsequently expanded in July 2009, to further reduce Ashland’s overall cost structure.

In total, Ashland has achieved run-rate cost reductions of $425 million related to these cost reduction initiatives.  The cumulative effect of these restructuring activities has resulted in 12 permanent facility closings through the end of the June 30, 2010 quarter, and in total has reduced the global workforce by over 2,000 employees, or approximately 13%, exceeding the previous estimate by over 100 employees.  The total restructuring cost incurred under the cost-structure efficiency programs for the three and nine months ended June 30, 2010 was income of $2 million and expense of $1 million, respectively, and was classified within the selling, general and administrative expenses caption.  The total restructuring cost incurred under the cost-structure efficiency programs for the three and nine months ended June 30, 2009 was $16 million and $73 million, respectively, of which $4 million and $39 million, respectively, was classified within the selling, general and administrative expenses caption and $9 million and $13 million were charged to the cost of sales caption.  For the three and nine months ended June 30, 2009, the remaining cost of $3 million and $21 million, respectively, related to established severance reserves associated with Hercules personnel which qualified for purchase method of accounting in accordance with U.S. GAAP and had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods, which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items, although Ashland does not currently expect these to be significant.  Ashland anticipates principally completing these restructuring activities during 2010.

The following table details at June 30, 2010 and 2009, the amount of restructuring reserves related to the cost-structure efficiency and Hercules integration programs included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets and the related activity in these reserves for the nine months ended June 30, 2010 and 2009.

(In millions)	Severance
Balance as of September 30, 2009	$38
Restructuring reserve	1
Utilization (cash paid or otherwise settled)	(25)
Balance at June 30, 2010	$14

Balance as of September 30, 2008	$7
Restructuring reserve	73
Utilization (cash paid or otherwise settled)	(32)
Balance at June 30, 2009	$48

NOTE E – DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, and from the acquisition of Hercules during fiscal 2009, a wholly owned subsidiary of Ashland.  Adjustments to the recorded litigation reserves and related insurance receivables continue periodically and primarily reflect updates to the estimates.  During the three and nine month periods ended June 30, 2010 and 2009, Ashland recorded income from asbestos-related items, as a result of Ashland’s ongoing assessment of these matters.  See Note O for more information related to the adjustments on asbestos liabilities and receivables.

Ashland’s divestiture of Ashland Paving And Construction (APAC) during 2006 qualified as a discontinued operation.  As a result, the previous operating results, assets and liabilities related to APAC have been

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – DISCONTINUED OPERATIONS (continued)

reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during the three and nine month periods ended June 30, 2010 and 2009.  In addition, Ashland recorded an adjustment to the gain on the sale of the Electronic Chemicals business (divested in 2003) as a result of adjustments to environmental claims associated with the transaction.  Such adjustments to these and other divested businesses may continue to occur in future periods and are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2010 and 2009.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2010	2009	2010	2009
Income from discontinued operations (net of tax)
Asbestos-related litigation reserves and receivables	$12	$3	$21	$3
APAC	1	-	1	-
Gain (loss) on disposal of discontinued operations (net of tax)
APAC	1	(1)	3	(2)
Electronic Chemicals	-	(3)	2	(3)
Total income (loss) from discontinued operations (net of tax)	$14	$(1)	$27	$(2)

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

The following table summarizes financial asset instruments subject to recurring fair value measurements as of June 30, 2010.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of June 30, 2010.

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$484	$484	$484	$-	$-
Auction rate securities	54	54	-	-	54
Deferred compensation investments (a)	166	166	63	103	-
Investments (a)	1	1	1	-	-
Total assets at fair value	$705	$705	$548	$103	$54

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.

Level 3 instruments

Auction rate securities

At June 30, 2010, Ashland held $54 million of student loan auction rate securities, that had a par value $61 million, for which there was not an active market with consistent observable inputs.  During the second quarter of fiscal 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time, the market for auction rate securities has failed to achieve equilibrium.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, these instruments have been classified as noncurrent assets in the Condensed Consolidated Balance Sheet.

The following details the auction rate securities sold during the applicable periods.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2010	2009	2010	2009
Par value	$37	$29	$132	$62
Cash received	33	26	117	55
Gain or (loss)	-	-	1	(2)

During the December 2008 quarter, Ashland liquidated $20 million (par and book value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million.  As a result of this sale, as well as Ashland’s debt structure following the Hercules acquisition and the ongoing impact from the global economic downturn, Ashland also determined in the December 2008 quarter that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded a $30 million temporary unrealized loss as permanent in the other income and expenses caption of the Statement of Consolidated Income.  At that time, a full valuation allowance was established for this tax benefit since Ashland did not have capital gains to offset this capital loss.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2009	$170
Sales of auction rate securities	(117)
Realized gain recognized in the Consolidated Statement of Income	1
Balance as of June 30, 2010	$54

Balance as of October 1, 2008	$243
Sales of auction rate securities	(55)
Balance as of June 30, 2009	$188

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

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expenses caption.  For the three and nine months ended June 30, 2010, losses of less than $1 million and $1 million, respectively, were recorded in the Statement of Consolidated Income for these contracts.  For the three and nine months ended June 30, 2009, losses of less than $1 million and gains of $2 million, respectively, were recorded in the Statement of Consolidated Income for these contracts.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.

Ashland’s net gain position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of June 30, 2010 was less than $1 million, consisting of a gain of $1 million with a notional amount of $54 million offset by a loss of less than $1 million with a notional amount of $51 million, and was included in other noncurrent assets and liabilities, respectively.  The net gain position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of June 30, 2009 was less than $1 million, consisting of a gain of $1 million with a notional amount of $61 million offset by a loss of $1 million with a notional amount of $44 million, and was included in other noncurrent assets and liabilities, respectively.  As of June 30, 2010, there were no open foreign currency derivatives which qualified for hedge accounting treatment.

Interest rate hedges

During 2009, Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  This interest rate cap qualifies as an interest rate swap within the provisions of the Senior Credit Agreement.  This instrument does not qualify for

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

hedge accounting and therefore gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statements of Consolidated Income within the net interest and other financing expense caption.  As of June 30, 2010 and 2009, the fair value on the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Condensed Consolidated Balance Sheet.

Other financial instruments

At June 30, 2010, Ashland’s long-term debt had a carrying value of $1,134 million compared to a fair value of $1,323 million.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

NOTE G – DEBT

The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30	June 30
(In millions)	2010	2009	2009
Term Loan A, due 2013 (a)	$-	$219	$340
Term Loan B, due 2014 (a)	-	542	780
Term Loan A, due 2014 (a)	296	-	-
6.60% notes, due 2027 (b)	12	12	12
Accounts receivable securitization	250	-	-
9.125% notes, due 2017	630	628	628
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at June 30, 2010 (7.7% to 9.4%)	21	21	21
8.80% debentures, due 2012	20	20	20
Hercules Tianpu - term notes, due through 2011 (b)	14	19	19
Hercules Jiangmen - term notes, due through 2010 (b)	-	-	1
Hercules Nanjing - term notes, due 2015	13	-	-
6.50% junior subordinated notes, due 2029 (b)	126	125	124
International revolver agreements	38	22	45
Other	1	5	3
Total debt	1,421	1,613	1,993
Short-term debt	(287)	(23)	(44)
Current portion of long-term debt	(32)	(53)	(71)
Long-term debt (less current portion)	$1,102	$1,537	$1,878

(a)	Senior credit facilities. On March 31, 2010, Term Loan A due 2014 was entered into while the Term Loan A due 2013 and Term Loan B due 2014 were paid in full.
(b)	Hercules retained instruments.

The scheduled aggregate maturities of debt by fiscal year are as follows: $15 million remaining in 2010, $59 million in 2011, $27 million in 2012, $323 million in 2013, $203 million in 2014 and $794 million in 2015 and thereafter.

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

The Senior Credit Facilities carried an initial interest rate of either LIBOR plus 275 points or base rate plus 175 basis points, at Ashland’s option, and as of June 30, 2010, the weighted-average interest rate on the Term Loan A was 2.8%.  Total borrowing capacity remaining under the $550 million revolving credit facility was $428 million, representing a reduction of $122 million for letters of credit outstanding at June 30, 2010.  The Term Loan A facility was drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments commencing with the installment due on June 30, 2010, with 5% of the original principal amount due during year one, 7.5% of the original principal amount due during year two, 10% of the original principal amount due during year three, and 77.5% of the original principal amount due during year four (in quarterly installments of 5.0%, 5.0%, 5.0% and 62.5%), with a final payment of all outstanding principal and interest on March 31, 2014.

As a result of the new Senior Credit Agreement and prepayments made during the March 2010 quarter, Ashland expensed $62 million of the remaining $84 million debt issuance costs related to the loan fees paid to originate the initial term facility and incurred an additional $4 million of prepayment fee penalties related to the previous Term Loan B facility, which were included in the net interest and other financing expense caption in the Statements of Consolidated Income.  In addition, Ashland incurred $12 million of new debt issuance costs associated with the new Senior Credit Agreement that will be recognized as an expense ratably over the life of the new term of the agreement.

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

NOTE G - DEBT (continued)

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

As of June 30, 2010, Ashland is in compliance with all credit facility covenant restrictions.  At June 30, 2010, Ashland’s calculation of the consolidated leverage ratio per the refinancing was 0.9 compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.25.  At June 30, 2010, Ashland’s calculation of the fixed charge coverage ratio was 5.5 compared to the permitted consolidated ratio of 1.25.

Accounts receivable securitization

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

The primary purposes of the amendment of the accounts receivable securitization facility were to increase the maximum available funds under the facility from $200 million to $350 million and to extend the maturity date of the facility to March 29, 2013.  During the March 2010 quarter, Ashland incurred an additional $1 million in fees related to the amendment and restatement of the facility that was capitalized and included within other noncurrent assets within the Condensed Consolidated Balance Sheet.  At June 30, 2010, the outstanding amount of accounts receivable sold by Ashland to CVG was $689 million.  Ashland had drawn $250 million under the facility as of June 30, 2010 of the approximate $350 million in available funding from qualifying receivables.

As part of the receivables securitization facility, under the Sale Agreement Ashland will sell, on an ongoing basis, substantially all of its qualifying accounts receivable (but not those of its subsidiaries), certain related assets and the right to the collections on those accounts receivable to CVG.  Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors (together the “Investors”) through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  Ashland accounts for its transfers under the facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Condensed Consolidated Balance Sheet as accounts receivable.  Borrowings under the facility will be repaid as accounts receivable are collected, with

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – DEBT (continued)

new borrowings created as, and when, CVG requests additional fundings from the Investors under the Transfer and Administration Agreement, which will generally occur on a monthly basis.  Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from Ashland’s own assets and will not be available to its creditors should Ashland become insolvent.  Ashland’s equity interest in CVG has been pledged to the lenders under Ashland’s new senior secured credit facilities described above.  Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement.

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

NOTE H – INVENTORIES

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  During the three and nine month periods ended June 30, 2009 certain inventory quantities valued under the LIFO method were reduced.  This reduction resulted in a liquidation of LIFO quantities carried at lower costs prevailing in prior years as compared with the cost of purchases within the periods presented, the effect of which decreased cost of goods sold for the three and nine months ended June 30, 2009 by $3 million and $14 million, respectively.  The remaining inventories are stated at cost using the average cost method.  The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30	June 30
(In millions)	2010	2009	2009
Finished products	$598	$486	$468
Raw materials, supplies and work in process	159	166	168
LIFO carrying values	(146)	(125)	(119)
	$611	$527	$517

NOTE I – GOODWILL AND OTHER INTANGIBLES

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment annually and when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined its reporting units for allocation of goodwill include the Functional Ingredients, Water Technologies, Consumer Markets and Distribution reportable segments.  Within the Performance Materials reportable segment, because further discrete financial information is provided and management regularly reviews this information, this reportable segment is further broken down into the Casting Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.  Ashland performed its most recent annual goodwill impairment test as of July 1, 2009, and determined at that time, that no impairment existed.

Ashland’s purchase of Hercules increased goodwill by $1,808 million.  In connection with the goodwill associated with this acquisition, Ashland determined that a certain amount of the goodwill should be allocated to all reporting units because each reporting unit is benefiting from synergies related to the acquisition that increases these businesses’ overall reported profitability.  Ashland calculated the increased value each reporting unit is expected to receive from the estimated synergy savings, which was then multiplied by industry valuation multiples for each specific reporting unit, in determining the appropriate amount of goodwill to allocate for this transaction.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)
The following is a progression of goodwill by segment for the periods ended June 30, 2010 and 2009.

	Functional	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Distribution	Total
Balance at September 30, 2009	$1,106	$626	$293		$115	$80	$2,220
Acquisitions	1	1	42		-	-	44
Currency translation adjustment	(80)	(43)	(10)		-	-	(133)
Balance at June 30, 2010	$1,027	$584	$325		$115	$80	$2,131

(a)
Goodwill consisted of $51 million and $274 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.  The addition of $42 million of goodwill is related to the Ara Quimica acquisition.

	Functional	Water		Performance		Consumer
(In millions)	Ingredients	Technologies	(a)	Materials	(b)	Markets	Distribution	Total
Balance at September 30, 2008	$-	$56		$196		$30	$1	$283
Acquisitions	1,016	508		97		85	79	1,785
Currency translation adjustment	61	24		(3)		-	-	82
Balance at June 30, 2009	$1,077	$588		$290		$115	$80	$2,150

(a)	Excludes goodwill of $15 million as of June 30, 2009 associated with the Drew Marine sale during 2009 that has been classified within assets held for sale.
(b)	Goodwill consisted of $51 million and $239 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.

Intangible assets consist of trademarks and trade names, patents and licenses, non-compete agreements, sales contracts, customer lists and intellectual property.  Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 15 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years.

Certain intangible assets within trademarks and trade names have been classified as indefinite lived and had a balance of $290 million as of June 30, 2010 and 2009.  In accordance with U.S. GAAP, Ashland annually reviews these assets to determine whether events and circumstances continue to support the indefinite useful life designation.  Intangible assets were comprised of the following as of each period disclosed below.

	June 30, 2010
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(26)	$327
Intellectual property	331	(58)	273
Customer relationships	537	(70)	467
Other intangibles	63	(27)	36
Total intangible assets	$1,284	$(181)	$1,103

	September 30, 2009
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(24)	$329
Intellectual property	331	(41)	290
Customer relationships	586	(40)	546
Other intangibles	63	(24)	39
Total intangible assets	$1,333	$(129)	$1,204

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

	June 30, 2009
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(23)	$330
Intellectual property	327	(35)	292
Customer relationships	563	(28)	535
Other intangibles	43	(22)	21
Total intangible assets	$1,286	$(108)	$1,178

Amortization expense recognized on intangible assets for the nine months ended June 30 was $52 million for 2010 and $46 million for 2009 and is primarily included in the selling, general and administrative expenses caption of the Statements of Consolidated Income.

Estimated amortization expense for future periods is $67 million in 2010 (includes nine months actual and three months estimated), $65 million in 2011, $62 million in 2012, $62 million in 2013 and $61 million in 2014.

NOTE J – INCOME TAXES

For the three months ended June 30, 2010 and 2009, Ashland’s effective tax rates were 16.3 % and 44.3%, respectively.  For the nine months ended June 30, 2010 and 2009, Ashland’s effective tax rates were 25.6% and 168.5%, respectively.  The significant items that generated the variance between the U.S. federal statutory rate and the effective rates are included in the following table.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2010	2009	2010	2009
Income from continuing operations before income taxes	$160	$91	$308	$29
Income tax expense computed at U.S. Federal
statutory rates (35%)	$56	$32	$108	$10
Increase (decrease) in amount computed resulting from:
Research and development tax credits	(22)	-	(22)	(3)
Non-taxable gain - Ara Quimica	(6)	-	(6)	-
European legal entity restructuring	6	-	6	-
Resolution, evaluation and re-evaluation of tax positions	(5)	8	(10)	19
Foreign rate differential	(3)	(14)	(9)	(22)
Nondeductible (gain) loss on life insurance investments	2	(3)	-	5
Unused net operating losses	1	12	2	12
Patient Protection and Affordable Care Act	-	-	14	-
APB 23 repatriated earnings (a)	-	-	-	14
Nondeductible in-process research and development costs	-	-	-	3
(Utilization)/generation of capital loss carryforwards	-	(2)	(5)	9
Other	(3)	7	1	2
Income tax expense	$26	$40	$79	$49

(a)	Represents repatriation of historical earnings of certain foreign subsidiaries.

Adjustments in Ashland’s effective tax rate are generally due to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations that usually include varying proportions of income or loss attributable to foreign jurisdictions that have different tax rates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (continued)

During the June 2010 quarter, the income tax expense caption within the Statement of Consolidated Income included a net favorable benefit of $16 million related to certain discrete items.  This adjustment consisted of a benefit of $22 million (net of unrecognized tax benefits) for the identification of additional U.S. research and development tax credits within the acquired Hercules businesses, and a charge of $6 million for unrecognized tax benefits and other tax expense associated with the restructuring of certain European legal entities as part of the ongoing integration of the Hercules businesses.  In addition, the current quarter tax expense was impacted by a favorable benefit of $6 million attributable to a non-taxable book gain which was recorded as the result of the Ara Quimica acquisition.

During the March 2010 quarter, the Patient Protection and Affordable Care Act (PPACA) was signed into law.  The PPACA contains a provision that changes the tax treatment related to a federal subsidy available to Ashland under its postretirement plans.  The subsidy is known as the Retiree Drug Subsidy (RDS).  Ashland is not currently taxed on the RDS payments received.  However, as a result of the PPACA, RDS payments will effectively become taxable to Ashland on October 1, 2013, by requiring the amount of the subsidy received to be offset against Ashland’s deduction for health care expenses.  The change in tax treatment does not affect the taxation of the subsidy itself, but would reduce Ashland’s deduction for the costs of health care for retirees by the amount of the subsidy received.  As a result, the deductible temporary difference and any related deferred tax asset on Ashland’s Condensed Consolidated Balance Sheet associated with the benefit plan will be reduced.  In accordance with U.S. GAAP, which states that the impact of the change in tax law should be immediately recognized in the period that includes the enactment date regardless of the effective date of the change in tax law, Ashland recorded a $19 million charge within the Statement of Consolidated Income during the March 2010 quarter, comprised of a $14 million income tax charge and a $5 million net loss on divestitures related to postretirement plans of the businesses divested as part of the MAP Transaction.

Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2010 and 2009.

(In millions)
Balance at October 1, 2009	$125
Increases related to positions taken on items from prior years	9
Decreases related to positions taken on items from prior years	(20)
Increases related to positions taken in the current year	16
Lapse of statute of limitations	(4)
Settlement of uncertain tax positions with tax authorities	(7)
Balance at June 30, 2010	$119

Balance at October 1, 2008	$79
Increases related to positions taken on items from prior years	13
Decreases related to positions taken on items from prior years	(5)
Increases related to assumed Hercules positions in the current year	35
Increases related to positions taken in the current year	8
Lapse of statute of limitations	(9)
Settlement of uncertain tax positions with tax authorities	(21)
Balance at June 30, 2009	$100

It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlements from ongoing audits, which may have material affect on the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 2.0 million and 2.9 million as of June 30, 2010 and 2009, respectively.

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2010	2009	2010	2009
Numerator
Numerator for basic and diluted EPS – Income (loss)
from continuing operations	$134	$51	$229	$(20)
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	78	74	77	72
Share based awards convertible to common shares	2	1	2	-
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	80	75	79	72

EPS from continuing operations
Basic	$1.71	$.69	$2.95	$(.27)
Diluted	$1.67	$.68	$2.89	$(.27)

NOTE L – EMPLOYEE BENEFIT PLANS

For the nine months ended June 30, 2010, $110 million had been contributed to the U.S. plans, $100 million of which was an Ashland Common Stock contribution made in November 2009, and $30 million had been contributed to the non-U.S. plans.  Ashland expects to make additional contributions to the U.S. plans of $2 million and $5 million in contributions to the non-U.S. plans during the remainder of fiscal year 2010.  The following table details the components of pension and other postretirement benefit costs.

	Pension benefits		Other postretirement benefits
(In millions)	2010	2009	2010	2009
Three months ended June 30
Service cost	$11	$11	$1	$1
Interest cost	54	64	7	6
Expected return on plan assets	(56)	(58)	-	-
Amortization of prior service credit	-	-	(2)	(1)
Amortization of net actuarial loss (gain)	13	4	-	(1)
	$22	$21	$6	$5

Nine months ended June 30
Service cost	$37	$32	$4	$3
Interest cost	155	163	16	17
Expected return on plan assets	(163)	(147)	-	-
Amortization of prior service credit	-	-	(4)	(3)
Amortization of net actuarial loss (gain)	38	12	-	(4)
	$67	$60	$16	$13

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – CAPITAL STOCK

During the third quarter of fiscal 2010, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 15 cents per share to eligible shareholders of record.  This amount was double the previous quarterly dividend of 7.5 cents per share paid in the first two quarters of fiscal 2010 and all four quarters in fiscal 2009.

In November 2009, Ashland made a voluntary pension plan contribution of approximately 3.0 million shares of Ashland Common Stock, valued at $100 million on the date of transfer.

On November 13, 2008, Ashland completed its acquisition of Hercules.  As part of the consideration to acquire the 112.7 million shares of outstanding Hercules Common Stock on that date, Ashland issued 10.5 million shares of Ashland Common Stock, valued at $450 million on the announcement date.

NOTE N – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $3 million for the three months ended June 30, 2010 and 2009, and $10 million and $6 million for the nine month periods ended June 30, 2010 and 2009, respectively, and is included in the selling, general and administrative expenses caption of the Statements of Consolidated Income.

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse essentially ten years after the date of grant.  SARs granted for the nine months ended June 30, 2010 and 2009 were 0.6 million and 1.4 million, respectively.  In addition, on November 13, 2008, approximately one million options were converted from previous Hercules stock options into stock options for Ashland shares.  These shares vested upon closing of the acquisition and the fair value of the converted stock options were recognized as a component of the purchase price with no additional amounts recorded as future compensation expense.  As of June 30, 2010, there was $9 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one to seven year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends (or dividend equivalents) upon grant.  Nonvested stock awards granted for the nine months ended June 30, 2010 and 2009 were 148,950 and 166,500 shares, respectively.  As of June 30, 2010, there was $8 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

Performance shares

Performance share/unit awards are granted to certain key employees and are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Ashland believes that the focus on relative performance encourages management to make decisions that create shareholder value.  Awards are granted annually, with each award covering a three-year performance cycle.  Historically, each performance share/unit is convertible to one share of Ashland Common Stock or cash.  As a result, these plans are recorded as a liability in the Condensed Consolidated Balance Sheets within the other noncurrent liabilities caption.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the nine months ended June 30, 2010 and 2009 were 0.2 million and 0.3 million, respectively.  As of June 30, 2010, there was $6 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Ashland asbestos claims activity, excluding those related to the acquisition of Hercules, follows.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2010	2009	2009	2008	2007
Open claims - beginning of period	100	115	115	134	162
New claims filed	2	2	2	4	4
Claims settled	(1)	(1)	(1)	(2)	(2)
Claims dismissed	(17)	(13)	(16)	(21)	(30)
Open claims - end of period	84	103	100	115	134

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2010	2009	2009	2008	2007
Asbestos reserve - beginning of period	$543	$572	$572	$610	$635
Reserve adjustment	28	5	5	2	5
Amounts paid	(30)	(26)	(34)	(40)	(30)
Asbestos reserve - end of period	$541	$551	$543	$572	$610

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2010 quarter, it was determined that the liability for asbestos claims should be increased by $28 million.  Total reserves for asbestos claims were $541 million at June 30, 2010 compared to $543 million at September 30, 2009 and $551 million at June 30, 2009.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 70% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 83% have a credit rating of B+ or higher by A. M. Best, as of June 30, 2010.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  During the December 2009 quarter, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet as of December 31, 2009, which had a $9 million (after-tax) effect on the Statement of Consolidated Income for the December 2009 quarter within the discontinued operations caption.  As a result of this agreement and other revised estimates, Ashland no longer discounts any portion of the asbestos receivable at this time.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

At June 30, 2010, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $425 million (excluding the Hercules receivable for asbestos claims), of which $56 million relates to costs previously paid.  Receivables from insurers amounted to $422 million at September 30, 2009 and $437 million at June 30, 2009.  During the June 2010 quarter, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update, along with likely settlement adjustments, caused an additional $24 million net increase in the receivable for probable insurance recoveries.

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

	Nine months ended June 30			Year ended September 30
(In thousands)	2010	2009	(a)	2009	(a)
Open claims - beginning of period	21	27		27
New claims filed	-	1		1
Claims dismissed/settled	(1)	(4)		(7)
Open claims - end of period	20	24		21

(a)      Beginning of period represents acquisition date of November 13, 2008.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended June 30			Year ended September 30
(In millions)	2010	2009	(a)	2009	(a)
Asbestos reserve - beginning of period	$484	$233		$233
Reserve adjustments (b)	(93)	140		261
Amounts paid	(6)	(8)		(10)
Asbestos reserve - end of period	$385	$365		$484

(a)      Beginning of period represents acquisition date of November 13, 2008.
(b)  Includes purchase accounting adjustments.

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

During the December 2009 quarter, Ashland essentially completed the final valuation assessment of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  During the most recent annual update of this estimate, completed during the June 2010 quarter, it was determined that the liability for asbestos claims should be reduced by $58 million.  Based upon review of the assumptions underlying the asbestos valuation model and the most recent claim filing and settlement trend rates for both pre- and post-acquisition periods, Ashland determined that $14 million of the $58 million adjustment should be recorded to goodwill, which was partially offset by $6 million for an increase in probable insurance recoveries, totaling to a net $8 million adjustment to goodwill.  Total reserves for Hercules asbestos claims were $385 million at June 30, 2010 compared to $484 million at September 30, 2009 and $365 million at June 30, 2009.

As of Ashland’s acquisition date of Hercules, all of the cash previously recovered and placed into a trust from the settlements with certain of Hercules’ insurance carriers had been exhausted.  With the addition of estimated defense and indemnity costs, the total Hercules asbestos reserve exceeded the amount needed to obtain reimbursements pursuant to coverage-in-place agreements with certain other insurance carriers.  Accordingly, Ashland has recorded a $97 million receivable within the noncurrent asbestos insurance receivable caption of the Condensed Consolidated Balance Sheet for future projected costs that will be reimbursable using a similar methodology that Ashland has historically utilized.  As previously mentioned, during the June 2010 quarter, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update along with likely settlement adjustments caused a $28 million reduction in the receivable for probable insurance recoveries, $6 million of which was recorded to goodwill.  As of June 30, 2010, the receivables from insurers amounted to $68 million compared to $118 million at September 30, 2009 and $57 million at June 30, 2009.  This estimated receivable consists exclusively of domestic insurers, of which approximately 97% have a credit rating of B+ or higher by A.M. Best, as of June 30, 2010.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $830 million for the Ashland asbestos-related litigation and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

approximately $570 million for the Hercules asbestos-related litigation (or approximately $1.4 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Environmental remediation and asset retirement obligations

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2010, such locations included 90 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 153 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,200 service station properties, of which 121 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $216 million at June 30, 2010 compared to $221 million at September 30, 2009 and $233 million at June 30, 2009, of which $170 million at June 30, 2010, $169 million at September 30, 2009 and $186 million at June 30, 2009 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.  Total Hercules obligations assumed by Ashland were $106 million, which includes an increase of $29 million for different remediation approaches than previously assumed under Hercules’ valuation models.

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the nine months ended June 30, 2010.

	Nine months ended
	June 30
(In millions)	2010	2009
Reserve - beginning of period	$221	$149
Inherited Hercules obligations	6	100
Disbursements, net of cost recoveries	(23)	(28)
Revised obligation estimates and accretion	14	12
Foreign currency translation	(2)	-
Reserve - end of period	$216	$233

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland discounts certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At June 30, 2010, September 30, 2009 and June 30, 2009, Ashland’s recorded receivable for these probable insurance recoveries was $30 million, $35 million and $36 million, respectively.  Environmental remediation expense, included within the selling, general and administrative expenses caption of the Statements of Consolidated Income, amounted to $6 million and $8 million for the three months ended June 30, 2010 and 2009, respectively, and $11 million and $14 million for the nine months ended June 30, 2010 and 2009, respectively.  Environmental remediation expense, net of receivable activity, was $4 million and $8 million for the three months ended June 30, 2010 and 2009, respectively, and $5 million and $12 million for the nine months ended June 30, 2010 and 2009, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $360 million.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

Other legal proceedings and claims

Ashland Consumer Markets has established an engine guarantee associated with its Valvoline® product line.  Consumers register their vehicles to qualify for the guarantee.  Ashland has established an estimation methodology for quantifying the future potential reserves related to this guarantee program.  As of June 30, 2010, the reserve associated with this guarantee was not significant.

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, environmental and other matters, which seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable with assurance.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

The following table presents for each segment the net sales and operating income for the three and nine months ended June 30, 2010 and 2009.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland modifies its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis, while significant changes are applied on a retroactive basis.  The unallocated and other caption includes certain specific company-wide restructuring activities that were significant, such as the restructuring plan related to the Hercules acquisition described in Note D, and other costs or adjustments that relate to former businesses that Ashland no longer operates.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2010	2009	2010	2009

SALES
Functional Ingredients	$227	$233	$677	$575
Water Technologies	431	436	1,323	1,187
Performance Materials	357	256	932	839
Consumer Markets	463	441	1,294	1,236
Distribution	923	698	2,508	2,249
Intersegment sales (a)	(39)	(27)	(104)	(93)
	$2,362	$2,037	$6,630	$5,993
OPERATING INCOME (LOSS)
Functional Ingredients	$34	$24	$96	$13
Water Technologies	26	31	95	38
Performance Materials	12	(5)	26	6
Consumer Markets	73	95	209	180
Distribution	17	3	39	44
Unallocated and other	1	4	(4)	(24)
	$163	$152	$461	$257

(a)	Intersegment sales are accounted for at prices that approximate market value.

NOTE Q – SUBSEQUENT EVENT

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) reached a contractual agreement on the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction will combine three businesses:  Ashland’s Casting Solutions business group, the Foundry-Products and Specialty Resins business unit of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing European-based joint venture between Ashland and Süd-Chemie, which only reports equity income of the joint venture within Ashland’s consolidated results.  Ashland’s Casting Solutions and ASK businesses recorded sales of $230 million and $145 million, respectively, during fiscal year 2009.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie AG to be contributed to the joint venture generated sales of approximately $146 million for the year ended December 31, 2009.

The transaction is expected to close by the end of calendar 2010, subject to customary closing conditions, including regulatory review.  At closing, the joint venture will distribute a cash payment to Ashland of approximately €19 million, which is expected to occur during the first quarter of Ashland’s 2011 fiscal year.  During the fifth year of the joint venture’s operations, Ashland will have the option to sell its shares in the new joint venture to Süd-Chemie under mutually agreed terms.  If Ashland does not execute this option by

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – SUBSEQUENT EVENT (continued)

the end of the sixth year of the joint venture’s operations, Süd-Chemie will have the option to acquire Ashland’s shares under mutually agreed terms.  Under both options, if mutually agreed terms cannot be reached, then the fair market value of the shares will be determined through an appraisal process set forth in the agreement.

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

During the past several years Ashland has been focused on the objective of creating a dynamic, global specialty chemicals company.  In that process, Ashland has divested certain noncore businesses, redesigned business models, and acquired businesses in growth markets like specialty additives, functional ingredients, water and adhesives to enhance Ashland’s specialty chemicals offerings.  Ashland’s acquisition of Hercules, in November 2008, propelled the combined company to a global leadership position with expanded capabilities and promising growth potential in specialty additives and functional ingredients, paper and water technologies, and specialty resins.

Sales by region expressed as a percentage of total consolidated sales were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2010	2009	2010	2009	(a)
North America	68%	66%	67%	69%
Europe	20%	21%	21%	20%
Asia Pacific	8%	9%	8%	7%
Latin America & other	4%	4%	4%	4%
	100%	100%	100%	100%

(a)      Sales from the acquired operations of Hercules are included herein as of November 14, 2008 through June 30, 2009.

Business segments

Ashland’s reporting structure is composed of five reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), Ashland Hercules Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Consumer Markets) and Ashland Distribution (Distribution).

The contribution to sales by each business segment expressed as a percentage of total consolidated sales was as follows:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
Sales by Business Segment	2010	2009	2010	2009	(a)
Functional Ingredients	10%	11%	10%	9%
Water Technologies	18%	21%	20%	20%
Performance Materials	15%	13%	14%	14%
Consumer Markets	19%	21%	19%	20%
Distribution	38%	34%	37%	37%
	100%	100%	100%	100%

(a)	Sales from the acquired operations of Hercules are included herein as of November 14, 2008 through June 30, 2009.

KEY FISCAL 2010 DEVELOPMENTS

During fiscal 2010, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Economic environment

Ashland’s recent financial performance indicates an improvement in demand occurring within the markets Ashland serves, as all of the business segments have reported increased or consistent volume levels from the June 2009 period on a comparable basis.  Ashland has continued to emphasize product pricing to offset significant raw material cost increases in the most recent quarters, while internally assessing operations for cost reduction opportunities, to optimize cash flow generation and improve financial flexibility, positioning the company for future opportunities.

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

Combined with previous operational redesigns (2008 Program) completed during 2009, Ashland has achieved run rate cost reductions of $425 million through June 30, 2010, an increase of $70 million from the September 30, 2009 run rate cost reductions achieved, which exceeds the previous targeted run rate cost savings of $400 million estimated for these cost reduction initiatives.  The cumulative effect of these restructuring activities has resulted in 12 permanent facility closings through the end of the June 30, 2010 quarter, and in total has reduced the global workforce by over 2,000 employees, or approximately 13%, exceeding the previous estimate by over 100 employees.  The total restructuring cost incurred under the cost-structure efficiency programs for the three and nine months ended June 30, 2010 was income of $2 million and expense of $1 million, respectively, and was classified within the selling, general and administrative expenses caption.  The total restructuring cost incurred under the cost-structure efficiency programs for the three and nine months ended June 30, 2009 was $16 million and $73 million, respectively, of which $4 million and $39 million, respectively, was classified within the selling, general and administrative expenses caption and $9 million and $13 million were charged to the cost of sales caption.  For the three and nine months ended June 30, 2009, the remaining cost of $3 million and $21 million, respectively, related to established severance reserves associated with Hercules personnel which qualified for purchase method of

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

accounting in accordance with U.S. GAAP and had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods, which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items, although Ashland does not currently expect these to be significant.  Ashland anticipates principally completing these restructuring activities during 2010.  For further information on Ashland’s cost-structure efficiency and Hercules’ integration programs, see Note D of Notes to Condensed Consolidated Financial Statements.

During early April, Ashland successfully completed its last major step in the integration of Hercules by integrating its enterprise resource planning (ERP) system within the business units acquired as part of this acquisition.

Senior Credit Facilities refinancing

On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other Lenders party thereto, (the “Senior Credit Agreement”).  The Senior Credit Agreement provided for an aggregate principal amount of $850 million in senior secured credit facilities (the “Senior Credit Facilities”), consisting of a $300 million four-year Term Loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the Term Loan A facility were used, together with proceeds from the accounts receivable securitization facility described below, and cash on hand to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the Senior Credit Facilities and the related transactions.  The new revolving credit facility will provide ongoing working capital and will be used for other general corporate purposes as well as support for the issuance of letters of credit.  The new Senior Credit Agreement has more favorable terms as compared to the previously existing senior credit facility, including less restrictive covenants, which includes the removal of covenants associated with consolidated net worth and capital expenditure limits, and lower interest rates.  In conjunction with the new Senior Credit Agreement, Ashland expanded the availability of the accounts receivable securitization from $200 million to $350 million, subject to available funding from qualifying receivables.  For further information on the new Senior Credit Agreement and accounts receivable securitization, see the “Liquidity” section of the “Financial Position” discussion and Note G within the Notes to Condensed Consolidated Financial Statements.

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

Both rating agencies cited Ashland’s positive cash flows since the Hercules acquisition and Ashland’s significant debt reduction as major factors in these ratings actions.  Ashland’s ability to access capital markets to provide liquidity has remained largely unchanged as a result of these ratings actions; however, the improved corporate credit ratings, along with improvements in the credit markets and Ashland’s financial performance, has allowed and should continue in the future to allow Ashland to borrow on more favorable terms, including less restrictive covenants and lower interest rates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Acquisitions/Divestitures

Süd-Chemie joint venture agreement

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) reached a contractual agreement on the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction will combine three businesses:  Ashland’s Casting Solutions business group, the Foundry-Products and Specialty Resins business unit of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing European-based joint venture between Ashland and Süd-Chemie, which only reports equity income of the joint venture within Ashland’s consolidated results.  Ashland’s Casting Solutions and ASK businesses recorded sales of $230 million and $145 million, respectively, during fiscal year 2009.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie AG to be contributed to the joint venture generated sales of approximately $146 million for the year ended December 31, 2009.

The transaction is expected to close by the end of calendar 2010, subject to customary closing conditions, including regulatory review.  At closing, the joint venture will distribute a cash payment to Ashland of approximately €19 million, which is expected to occur during the first quarter of Ashland’s 2011 fiscal year.  During the fifth year of the joint venture’s operations, Ashland will have the option to sell its shares in the new joint venture to Süd-Chemie under mutually agreed terms.  If Ashland does not execute this option by the end of the sixth year of the joint venture’s operations, Süd-Chemie will have the option to acquire Ashland’s shares under mutually agreed terms.  Under both options, if mutually agreed terms cannot be reached, then the fair market value of the shares will be determined through an appraisal process set forth in the agreement.

Ara Quimica acquisition

In April 2010, Ashland acquired the remaining 50% of Ara Quimica, a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica which it accounted for as an equity-method investment within the Performance Materials reporting segment.  Ara Quimica reported sales of approximately $50 million from its most recent fiscal year ended December 31, 2009.  Ashland recognized a pretax gain of $23 million as a result of remeasuring its prior equity interest held in Ara Quimica before the business combination.  The gain is included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income for the current quarter.

Pinova divestiture

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million promissory note from TorQuest Partners.  The Pinova business, with annual revenues of approximately $85 million a year, has approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  The transaction resulted in a pretax gain of less than $1 million, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income for the quarter ended March 2010.  As part of this sale agreement, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

Quarterly dividend increased

During the June 2010 quarter, Ashland declared and paid a quarterly cash dividend of 15 cents per share on Ashland’s Common Stock, double the previous quarterly dividend rate of 7.5 cents per share and equivalent to an annual dividend of 60 cents per share or 45 cents for fiscal 2010.  This increase reflects the progress made over the past two years in integrating the Hercules acquisition, paying down debt, creating operating leverage, executing Ashland’s business strategies, and Ashland’s confidence in future cash generation.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Consolidated review

Current Quarter – Ashland recorded net income of $148 million, or $1.85 per diluted earnings per share, for the three months ended June 30, 2010 as compared to a net income of $50 million, or $.66 per diluted earnings per share, for the three months ended June 30, 2009.  Included in net income for the current period is a $23 million pretax gain ($20 million after tax), or $.25 per diluted earnings per share, as a result of remeasuring Ashland’s previously held 50% equity interest in Ara Quimica.

Ashland’s net income is primarily affected by results within operating income, but is also affected by net interest and other financing expense, income taxes and discontinued operations.  Operating income was $163 million for the current quarter as compared to operating income of $152 million in the prior quarter.  Prior period operating results included $16 million for severance, asset impairment and accelerated depreciation charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.  Excluding the key items above in the prior period, operating results decreased slightly from the prior period as a result of significant raw material cost increases particularly within Consumer Markets and Water Technologies; however, demand improved in all business segments, after excluding the effect of acquisitions and divestitures, as volumes increased compared to the prior period.

Operating income for the June 2010 and 2009 quarters included depreciation and amortization of $74 million and $88 million (which includes $8 million of asset impairment and accelerated depreciation charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs), respectively.  EBITDA totaled $237 million for the June 2010 quarter as compared to $240 million for the June 2009 quarter.  As a result of certain key items in the prior year quarter, adjusted EBITDA results in the table below have been prepared to illustrate the exclusion of these charges.

	Three months ended
	June 30
(In millions)	2010	2009
Operating income	$163	$152
Depreciation and amortization	74	88
EBITDA	237	240
Severance	-	4
Plant closing costs	-	4
Adjusted EBITDA	$237	$248

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Ashland incurred net interest and other financing expense of $26 million for the June 2010 quarter, as compared to $62 million in the prior quarter, which included an additional $10 million of accelerated amortization for debt issuance costs assumed with the bridge loan facility payoff in May of 2009.  Excluding this accelerated amortization charge, interest expense decreased by $26 million during the quarter, primarily due to the $572 million decline in debt outstanding compared to the prior quarter.  Net gain on acquisitions and divestitures was $23 million for the current quarter as compared to $1 million in the prior year, as the current quarter reflects a $23 million pretax gain as a result of remeasuring Ashland’s previously held 50% equity interest in Ara Quimica.  Ashland’s effective tax rate was 16.3% for the three months ended June 30, 2010 as compared to 44.3% for the prior period as both periods were significantly impacted by discrete tax items discussed further in the income tax section within the Management’s Discussion and Analysis.  The current quarter included income from discontinued operations in the amount of $14 million, or $.18 diluted earnings per share, as compared to a loss of $1 million, or $.02 per diluted earnings per share, for the prior period.  Both periods’ discontinued operations results included favorable adjustments to the net asbestos reserve as a result of Ashland’s ongoing assessment of these matters; however, the prior quarter’s benefit was more than offset by tax adjustments associated with the previous sale of former Ashland divisions.

Year-to-Date – Ashland recorded net income of $256 million, or $3.23 per diluted earnings per share, for the nine months ended June 30, 2010 as compared to a net loss of $22 million, or $.30 per diluted earnings per share, for the nine months ended June 30, 2009.  Included in net income for the current period is an additional $66 million, or $.54 per diluted earnings per share, of accelerated amortization for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 quarter.  In addition, the recent U.S. government’s passage of the Patient Protection and Affordable Care Act resulted in a $19 million, or $.23 per diluted earnings per share, charge to net income for the current period.  These charges were reduced by a $23 million gain ($20 million after tax), or $.25 per diluted earnings per share, as a result of remeasuring Ashland’s previously held 50% equity interest in Ara Quimica.  Included in the net loss of the prior period were two significant nonrecurring charges totaling $86 million, or $.96 per diluted earnings per share, reported below operating income within the other expense caption of the Statement of Consolidated Income as well as three additional charges totaling $82 million, or $.74 per diluted earnings per share, that affected operating income discussed further below.

Ashland’s net income is primarily affected by results within operating income, but is also affected by net interest and other financing expense, income taxes and discontinued operations.  Operating income was $461 million for the current period as compared to operating income of $257 million for the prior period.  Operating income for the current period, as compared to the prior period, included an additional $35 million of operating income from the 44 day period the businesses of Hercules (on November 13, 2008) were not owned.  Prior period operating results included $47 million in nonrecurring purchase accounting adjustments related to inventory and in-process research and development associated with the Hercules acquisition and $35 million in severance charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.  Excluding the key items above, operating results improved from the prior period as a result of Ashland’s focus on aggressive cost reductions and price management over the past year.  Compared to the prior period, volumes increased modestly after excluding the effect of acquisitions and divestitures.

Operating income for the nine months ended June 30, 2010 and 2009 included depreciation and amortization (including a $10 million in-process research and development charge during the prior period) of $226 million and $254 million, respectively.  EBITDA totaled $687 million for the current period as compared to $511 million for the prior period.  As a result of the Hercules acquisition, adjusted EBITDA results in the table below have been prepared to illustrate the ongoing affects of Ashland’s acquisition of Hercules, which include the exclusion of certain charges, assuming the acquisition had been consummated on October 1, 2008.  The inventory fair value adjustment of $37 million in the prior period relates to a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

charge required by U.S. GAAP upon acquisition of a company’s inventory, which will no longer occur.  The Hercules business results of $35 million in the prior period relates to the operating income and depreciation and amortization earned for the period during which Ashland did not yet own this business segment.

	Nine months ended
	June 30
(In millions)	2010	2009
Operating income	$461	$257
Depreciation and amortization (a)	226	254
EBITDA	687	511
Severance	-	35
Inventory fair value adjustment	-	37
Plant closing costs	-	4
Results of the Hercules business prior to acquisition	-	35
Currency gain on intracompany loan	-	(5)
Adjusted EBITDA	$687	$617

(a) Includes, during the prior year period, amortization for purchased in-process research and development of $10 million.

Ashland incurred net interest and other financing expense of $172 million for the current period, as compared to $144 million in the prior period.  The current period increase in expense is a result of an additional $66 million of accelerated amortization for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 quarter.  Excluding this charge and the $10 million of accelerated amortization for deferred debt issuance costs associated with the bridge loan payoff in May of 2009 of the prior year, interest expense decreased by $28 million during the current period, primarily due to the $572 million decline in debt outstanding compared to the prior period.  Net gain on acquisitions and divestitures was $18 million for the current period as compared to $2 million in the prior year, as the current period reflects a $23 million pretax gain as a result of remeasuring Ashland’s previously held 50% equity interest in Ara Quimica offset by a decrease in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to environmental and other postretirement obligations.  Ashland’s effective tax rate was 25.6% for the current period compared to 168.5% in the prior period.  Both periods’ income tax rates were affected by a number of discrete items discussed in further detail within the income tax caption discussion later in Management’s Discussion and Analysis.  Income from discontinued operations of $27 million, net of tax, within the current period was primarily due to favorable adjustments to the asbestos reserve and receivables as a result of Ashland’s ongoing assessment of these matters as compared to a loss from discontinued operations of $2 million, net of tax, in the prior period.

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the three and nine months ended June 30, 2010 and 2009.

	Three months			Nine months
(In millions)	2010	2009	Change	2010	2009	Change
Sales	$2,362	$2,037	$325	$6,630	$5,993	$637

Current Quarter – Sales for the three months ended June 30, 2010 increased $325 million, or 16%, compared to the June 2009 quarter as increased demand led to volume gains in all business segments, after excluding the effect of acquisitions and divestitures, increasing sales by $208 million, or 10%.  Pricing increased sales by $162 million, or 8%, while unfavorable currency exchange rates decreased sales $2 million.  The prior period included $43 million, or 2%, in additional sales from net acquisitions and divestitures related to the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

August 2009 divestiture of Drew Marine, the January 2010 sale of Pinova, and the April 2010 purchase of Ara Quimica.

Year-to-Date – Sales for the current period increased $637 million, or 11%, compared to the prior period as increases in volume and favorable currency exchange rates more than offset price declines.  Ashland experienced solid volume growth as all operating segments reported volume increases, after excluding the effect of acquisitions and divestitures, increasing sales $460 million, or 8%.  Favorable currency exchange rates increased sales $136 million, or 2%, while net price and product mix decreased sales by $96 million, or 1%.  The current period included $137 million, or 2%, in additional sales from net acquisitions and divestitures attributable to the November 2008 acquisition of Hercules, the August 2009 divestiture of Drew Marine, the January 2010 divestiture of Pinova, and the April 2010 purchase of Ara Quimica.

Three months				Nine months
(In millions)	2010	2009	Change	2010	2009	Change
Cost of sales	$1,838	$1,544	$294	$5,110	$4,716	$394
Gross profit as a percent of sales	22.2%	24.2%		22.9%	21.3%

Current Quarter – Cost of sales for the June 2010 quarter increased $294 million, or 19%, compared to the June 2009 quarter as increased raw material cost was the primary factor in the 2.0 percentage points decline in gross profit as a percent of sales (gross profit margin).  Rising raw material costs increased costs of sales by $197 million, or 13%, while higher demand for products increased volume and related costs by $143 million, or 9%.  Currency exchange, due to the strengthening of the U.S. dollar as compared to the prior quarter, decreased cost of sales by $2 million.  The net acquisitions/divestitures impact of Drew Marine, Pinova and Ara Quimica represented a $24 million, or 2%, decrease in cost of sales during the current quarter, with change in product mix decreasing cost of sales by $20 million, or 1%.

Year-to-Date – Cost of sales for the current period increased $394 million, or 8%, compared to the prior period primarily due to increases in volume, foreign currency and the acquisition of Hercules.  However, improved pricing actions and cost control increased the overall gross profit margin by 1.6 percentage points.  Volume increased cost of sales by $316 million, or 6%.  Currency exchange, due to the strengthening of the U.S. dollar as compared to the prior period, increased cost of sales by $101 million, or 2%, while the net acquisitions and divestitures impact of Hercules, Drew Marine and Pinova represented an $89 million, or 2%, increase in cost of sales for the current period.  Declining raw material costs, generated during the first quarter of fiscal 2010, and savings achieved by Ashland’s cost reduction programs led to a decrease in cost of sales of $60 million, or 1%, compared to the prior year period, which was negatively impacted by a $37 million nonrecurring charge associated with the inventory fair value adjustment related to the Hercules acquisition.  Change in product mix decreased cost of sales by $52 million, or 1%.

	Three months			Nine months
(In millions)	2010	2009	Change	2010	2009	Change
Selling, general and administrative
expenses	$351	$330	$21	$1,038	$976	$62
As a % of sales	14.9%	16.2%		15.7%	16.3%

Current Quarter – Selling, general and administrative expenses for the June 2010 quarter increased 6% compared to the prior year quarter.  However, expenses as a percent of sales decreased 1.3 percentage points, a direct result of efficiencies gained as part of the overall cost reduction programs implemented by Ashland over the last year.  Although nominal increases occurred within pension and incentive compensation expenses during the current quarter compared to the prior quarter, the most significant increase related to the one-time employee furlough program savings, which decreased expenses by $14 million in the prior quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Year-to-Date – Selling, general and administrative expenses for the current period increased 6% compared to the prior period; however, expenses as a percent of sales decreased 0.6 percentage points, a direct result of efficiencies gained as part of the overall cost reduction programs implemented by Ashland over the last year.  Expenses impacting the comparability of the current period compared to the prior period included $35 million for severance charges during the prior period, primarily due to the ongoing integration and reorganization from the Hercules acquisition, and a $21 million reduction in expenses during the prior period as a result of the employee furlough program savings.  In addition, the prior period excluded approximately $50 million of costs related to the former Hercules businesses due to the timing of the acquisition (44 days into the first quarter).  Currency exchange also increased costs by an additional $17 million during the current period compared to the prior period.

	Three months			Nine months
(In millions)	2010	2009	Change	2010	2009	Change
Research and development expenses	$23	$23	$-	$63	$73	$(10)

Current Quarter and Year-to-Date – Research and development expenses for the June 2010 quarter were comparable to the June 2009 quarter.  Research and development expenses for the current nine month period decreased as compared to the prior period, which included a $10 million charge related to the purchased in-process research and development projects at Hercules as of the acquisition date.

	Three months			Nine months
(In millions)	2010	2009	Change	2010	2009	Change
Equity and other income
Equity income	$4	$2	$2	$16	$9	$7
Other income	9	10	(1)	26	20	6
	$13	$12	$1	$42	$29	$13

Current Quarter and Year-to-Date – Total equity and other income increased $1 million and $13 million during the current quarter and year-to-date period compared to the same periods in prior year.  The increase in the current periods primarily relate to increased equity income from various joint venture affiliations and other income attributable to Consumer Markets, Performance Materials and the unallocated and other business segments.

	Three months			Nine months
(In millions)	2010	2009	Change	2010	2009	Change
Net interest and other financing
expense
Interest expense	$(28)	$(63)	$35	$(170)	$(153)	$(17)
Interest income	3	4	(1)	8	16	(8)
Other financing costs	(1)	(3)	2	(10)	(7)	(3)
	$(26)	$(62)	$36	$(172)	$(144)	$(28)

Current Quarter – The combined decrease, excluding interest income, in interest expense and other financing costs of $37 million compared to the prior period includes the impact of an additional $10 million of accelerated amortization for deferred debt issuance costs associated with the bridge loan payoff in May of 2009 of the prior year.  Excluding this charge, interest expense and other financing costs decreased by $27 million during the quarter, primarily due to a significant decrease in debt outstanding in the amount of $572 million as well as a lower weighted-average borrowing rate for debt outstanding compared to the prior quarter rate.  For further information on Ashland’s debt, including rates paid and scheduled maturities, see Note G in the Notes to Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Year-to-Date – The combined increase, excluding interest income, in interest expense and other financing costs of $20 million compared to the prior period is a result of an additional $66 million of accelerated amortization of debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 quarter.  Excluding this charge and the $10 million of accelerated amortization for deferred debt issuance costs associated with the bridge loan payoff in May of 2009 of the prior year, interest expense and other financial costs decreased by $36 million during the current period, primarily due to a significant decrease in debt outstanding in the amount of $572 million compared to the prior year and over $1 billion since December 2008.  In conjunction with the Hercules acquisition, interest income in the current period compared to the prior period also declined, as part of the funding to complete the acquisition was paid from Ashland’s existing liquid investments in the first quarter of fiscal 2009.  For further information on Ashland’s debt, including rates paid and scheduled maturities, see Note G in the Notes to Condensed Consolidated Financial Statements.

	Three months			Nine months
(In millions)	2010	2009	Change	2010	2009	Change
Net gain on acquisitions and divestitures	$23	$1	$22	$18	$2	$16

Current Quarter and Year-to-Date – Net gain on acquisitions and divestitures includes subsequent adjustments to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (“Marathon”) (the “MAP Transaction”), the sale of Pinova to TorQuest Partners in January 2010, and the remeasurement gain from Ashland’s previously held equity interest in Ara Quimica upon the purchase of the remaining 50% interest.  The pretax gain on the Ara Quimica acquisition was $23 million for the current quarter and year-to-date period.  The current nine month period also includes a $5 million decrease in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to the Patient Protection and Affordable Care Act, which contained a provision that changed the tax treatment of future tax deductions related to this transaction.  The prior three and nine month periods include increases in the recorded receivable from Marathon as a part of the MAP Transaction for the estimated present value of future tax deductions related primarily to environmental and other postretirement obligations during the prior period related to this transaction.

	Three months			Nine months
(In millions)	2010	2009	Change	2010	2009	Change
Other income and expenses
Loss on currency swaps	$-	$-	$-	$-	$(54)	$54
Gain (loss) on auction rate securities	-	-	-	1	(32)	33
	$-	$-	$-	$1	$(86)	$87

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

	Three months			Nine months
(In millions)	2010	2009	Change	2010	2009	Change
Income tax expense	$26	$40	$(14)	$79	$49	$30
Effective tax rate	16.3%	44.3%		25.6%	168.5%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Current Quarter – The effective tax rate of 16.3% for the current quarter includes a $22 million benefit for U.S. research and development credits associated with the former businesses of Hercules, partially offset by a $6 million tax expense associated with Ashland’s European legal entity restructuring.  In addition, the exclusion of the non-taxable book gain from the Ara Quimica acquisition from taxable income for the quarter resulted in a reduction of tax expense of $6 million.  The effective tax rate of 44.3% for the prior year quarter was impacted by Ashland’s estimate of the expected mix of income to be earned during the prior fiscal year, which predominantly was forecasted to be generated within lower tax-rate jurisdictions and an unfavorable $8 million tax adjustment in a foreign jurisdiction.  See Note J to the Condensed Consolidated Financial Statements for further information on adjustments during the current and prior year quarters.

Year-to-Date – The effective tax rate of 25.6% for the current period includes certain discrete items such as the change in the tax treatment of a federal subsidy related to Ashland’s postretirement plan resulting in a charge of $14 million, an expense of $6 million associated with Ashland’s European legal entity restructuring, a $22 million benefit for research and development credits associated with Hercules, a $5 million favorable adjustment related to the utilization of capital losses to offset the capital gain generated by the sale of Pinova, and a benefit of $6 million associated with the gain on the Ara Quimica acquisition.  Significant discrete items increasing the expense for the prior period included income tax on repatriated foreign earnings of $14 million, a $9 million valuation allowance on auction rate security losses and increases in various tax reserves for discrete items of $19 million.  In addition, the prior period was negatively effected by nondeductible life insurance losses of $5 million.  Ashland currently expects the effective tax rate for fiscal year 2010 to be in the low to mid 30% range, excluding discrete items.  See Note J to the Condensed Consolidated Financial Statements for further information on adjustments during the current and prior year periods.

	Three months			Nine months
(In millions)	2010	2009	Change	2010	2009	Change
Income from discontinued operations
(net of tax)
Asbestos-related litigation reserves
and receivables	$12	$3	$9	$21	$3	$18
APAC	1	-	1	1	-	1
Gain (loss) on disposal of discontinued
operations (net of tax)
APAC	1	(1)	2	3	(2)	5
Electronic Chemicals	-	(3)	3	2	(3)	5
Total income (loss) from discontinued
operations (net of tax)	$14	$(1)	$15	$27	$(2)	$29

Current Quarter – Both periods were impacted by after-tax favorable net adjustments to the asbestos reserve and receivables of $12 million and $3 million, respectively, as a result of Ashland’s ongoing assessment of these matters.  Ashland recorded adjustments to the gain on the sales of both the Electronic Chemicals business (divested in 2003) and Ashland Paving And Construction (“APAC”) (divested in 2006) as a result of adjustments to environmental claims and tax matters associated with these transactions in the prior quarter as well as an additional APAC adjustment in the current quarter.  Such adjustments may continue to occur in future periods.  Adjustments to this and other divested businesses are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.  See Note E to the Condensed Consolidated Financial Statements for further information.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Year-to-Date – During the current period, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet, which had a $9 million (after-tax) affect on the Statement of Consolidated Income within the discontinued operations caption.  As a result of this agreement and other revised estimates, Ashland no longer discounts any portion of the asbestos receivable.  In addition, both periods were impacted by after-tax favorable net adjustments to the asbestos reserve and receivables of $12 million and $3 million, respectively, as a result of Ashland’s ongoing assessment of these matters.  Additionally, during the current and prior period, subsequent tax adjustments were made to the gain on the sale of APAC and adjustments to environmental claims were made to the gain on the sale of Electronic Chemicals.  See Notes E and O to the Condensed Consolidated Financial Statements for further information.

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

The following tables show statistical operating information, sales, operating income and depreciation and amortization by business segment for the three and nine months ended June 30, 2010 and 2009.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2010	2009	2010	2009
Operating information
Functional Ingredients (a) (b)
Sales per shipping day	$3.6	$3.7	$3.6	$3.7
Metric tons sold (thousands)	41.5	41.2	120.8	112.0
Gross profit as a percent of sales	37.6%	27.6%	35.5%	23.1%
Water Technologies (a) (b)
Sales per shipping day	$6.8	$6.9	$7.0	$6.3
Gross profit as a percent of sales	33.7%	34.7%	34.9%	32.8%
Performance Materials (a)
Sales per shipping day	$5.7	$4.1	$5.0	$4.5
Pounds sold per shipping day	5.0	3.8	4.5	3.9
Gross profit as a percent of sales	16.7%	16.9%	17.2%	17.3%
Consumer Markets (a)
Lubricant sales (gallons)	46.2	45.7	130.1	116.4
Premium lubricants (percent of U.S. branded volumes)	30.1%	29.0%	29.4%	28.5%
Gross profit as a percent of sales	32.4%	37.5%	33.1%	30.8%
Distribution (a)
Sales per shipping day	$14.6	$11.1	$13.3	$12.0
Pounds sold per shipping day	15.4	14.1	15.0	14.6
Gross profit as a percent of sales (c)	9.0%	10.1%	9.2%	10.4%

(a)	Sales are defined as net sales. Gross profit as a percent of sales is defined as sales, less cost of sales divided by sales.
(b)	Industry segment results from November 14, 2008 forward include operations acquired from Hercules Incorporated.
(c)	Distribution’s gross profit as a percentage of sales for the three and nine months ended June 30, 2009 includes a LIFO quantity credit of $3 million and $14 million, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2010	2009	2010	2009
Sales
Functional Ingredients	$227	$233	$677	$575
Water Technologies	431	436	1,323	1,187
Performance Materials	357	256	932	839
Consumer Markets	463	441	1,294	1,236
Distribution	923	698	2,508	2,249
Intersegment sales	(39)	(27)	(104)	(93)
	$2,362	$2,037	$6,630	$5,993
Operating income (loss)
Functional Ingredients	$34	$24	$96	$13
Water Technologies	26	31	95	38
Performance Materials	12	(5)	26	6
Consumer Markets	73	95	209	180
Distribution	17	3	39	44
Unallocated and other	1	4	(4)	(24)
	$163	$152	$461	$257
Depreciation and amortization
Functional Ingredients (a)	$24	$26	$75	$82
Water Technologies (a)	22	25	67	71
Performance Materials	12	20	36	48
Consumer Markets	9	8	27	26
Distribution	7	7	21	21
Corporate	-	2	-	6
	$74	$88	$226	$254

(a)
Includes, during the prior year nine months ended June 30, 2009 period, amortization for purchased in-process research and development of $5 million within both Functional Ingredients and Water Technologies.

Overall Ashland’s operating results have improved from the prior period as a result of Ashland’s focus on aggressive cost reductions and price management over the past year.  This focus along with increasing volumes in all of Ashland’s business segments, after excluding the effect of acquisitions and divestitures as compared to the prior period, helped mitigate the effect of significant raw material cost increases experienced within each business segment during the current period.

Functional Ingredients

Functional Ingredients is one of the world’s largest producers of cellulose ethers.  It provides specialty additives and functional ingredients that manage the physical properties of aqueous (water-based) and nonaqueous systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax.  The Pinova business, with annual sales of approximately $85 million a year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

June 2010 quarter compared to June 2009 quarter

Functional Ingredients reported operating income of $34 million for the current quarter compared to $24 million for the June 2009 quarter, primarily as a result of increased volumes and gross profit margin improvement.  Sales decreased 3% to $227 million compared to $233 million in the prior year quarter.  Volume increased sales by $28 million, or 12%, as metric tons sold increased 13% to 41.5 thousand, excluding the divested Pinova business.  Price and product mix decreased sales $7 million, or 3%, compared to the prior year quarter, while unfavorable currency exchange reduced sales by an additional $6 million, or 3%.  The divestiture of Pinova reduced sales by $21 million, or 9%.

Gross profit margin during the current quarter increased 10.0 percentage points to 37.6%, partially due to purchase accounting valuation adjustments in the prior year that both increased cost of goods sold and decreased selling, general and administrative expenses by $10 million, as compared to the current quarter.  In addition, volume increased gross profit $11 million, primarily due to strong demand increases in the energy market as oil field demand has shown considerable recovery.  The divestiture of Pinova reduced gross profit $5 million, while currency exchange reduced gross profit an additional $2 million.  Price and product mix increased gross profit by $9 million, primarily due to the elimination of the lower margin Pinova business that was divested.  Selling, general and administrative expenses (which includes research and development expenses throughout the business segment discussion and analysis) increased $13 million as compared to the prior year quarter primarily as a result of the previously described purchase accounting valuation adjustment of $10 million in the prior year quarter as well as increased incentive compensation, salaries and benefits of $3 million, a result of the employee furlough program that was in place during the prior quarter.

Operating income for the current and prior year quarters included depreciation and amortization of $24 million and $26 million, respectively.  EBITDA totaled $58 million for the June 2010 quarter as compared to $50 million for the June 2009 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

Fiscal 2010 year-to-date compared to fiscal 2009 year-to-date

Functional Ingredients reported operating income of $96 million for the current period compared to $13 million during the 229 day period Functional Ingredients was owned in the prior period, which was due to the closing of the Hercules acquisition on November 13, 2008.  The prior year period results included two significant nonrecurring charges related to the Hercules acquisition, a $30 million charge related to the fair value of inventory and a $5 million charge for purchased in-process research and development projects.  Sales increased 18% to $677 million compared to $575 million for the 229 day prior year period, which included a significant one-time sales transaction to an oilfield chemical supplier in the amount of $17 million, representing 8% of the product volume for the prior period.  The additional 44 days in the current period contributed $112 million, or 19%, in sales, while the divestiture of Pinova in January of 2010 reduced sales by $36 million, or 6%.  Including the one-time sales transaction, volume increased sales by $54 million, or 9%, primarily due to strength in demand within the regulated and coatings additives markets, while a favorable currency exchange increased sales an additional $1 million.  Price and product mix decreased sales by $29 million, or 5%, compared to the prior year period.

Gross profit margin during the current period increased 12.4 percentage points to 35.5%, partially related to the previously described acquisition-related inventory charge of $30 million.  In addition, the additional 44 days in the current period, related to the timing of the Hercules acquisition in the prior year period, increased gross profit by $36 million.  Price and product mix increased gross profit by $34 million, while volume added an additional $19 million in gross profit as metric tons sold increased to 120.8 thousand.  The divestiture of Pinova reduced gross profit by $8 million, while currency exchange reduced gross profit an additional $2 million.

Selling, general and administrative expenses increased $26 million primarily as a result of the net increase of costs associated with the additional 44 day period in the first quarter of 2010 for the acquired operations of

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Hercules, offset by reductions associated with the divesture of Pinova, for a total net increase of $19 million.  Salaries, benefits, incentive compensation and corporate allocations combined to increase expenses by $12 million, partially due to the employee furlough program that was in place during the prior period.  These increases were partially offset by the $5 million in-process research and development charge taken in the prior year period associated with the Hercules acquisition.

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

	Nine months ended
	June 30
(In millions)	2010	2009
Operating income	$96	$13
Depreciation and amortization (a)	75	82
EBITDA	171	95
Severance	-	1
Inventory fair value adjustment	-	30
Results of the Hercules busines prior to acquisition	-	21
Adjusted EBITDA	$171	$147

(a)	Includes $5 million for purchased in-process research and development expenses during the prior year period.

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

In August 2009 Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax.  The Drew Marine business, with annual sales of approximately $140 million a year, had approximately 325 employees, 28 offices and 98 stocking locations in 47 countries.  As part of this sale arrangement Ashland has agreed to continue to manufacture certain products on behalf of Drew Marine.

June 2010 quarter compared to June 2009 quarter

Water Technologies reported operating income of $26 million during the current quarter as compared to $31 million reported during the prior year quarter, the decrease was primarily a result of the divestiture of Drew Marine.  Sales decreased 1% to $431 million compared to $436 million during the prior year quarter.  The previously mentioned divestiture of Drew Marine in August of 2009 reduced sales by $36 million, or 8%, compared to the prior year quarter, while unfavorable product mix and pricing lowered sales an additional $1 million.  Volume increased sales $34 million, or 7%, while currency exchange reduced sales by $2 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Gross profit margin decreased 1.0 percentage point to 33.7% for the current quarter, primarily due to raw material increases and the divestiture of the Drew Marine business, which typically had a higher gross profit margin than the overall Water Technologies business.  Escalating raw material costs caused a decline in price reducing gross profit by $3 million, while the divestiture of Drew Marine in August of 2009 reduced gross profit an additional $16 million.  Volume and mix of product sold increased gross profit by $14 million.  Selling, general and administrative expenses remained flat as compared to the prior year quarter as reduced selling, general and administrative expenses associated with the divested Drew Marine business of $7 million were offset by increases primarily caused by prior period’s employee furlough program and increased incentive compensation.

Operating income for the current and prior year quarters included depreciation and amortization of $22 million and $25 million, respectively.  EBITDA totaled $48 million for the June 2010 quarter as compared to $56 million for the June 2009 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

Fiscal 2010 year-to-date compared to fiscal 2009 year-to-date

Water Technologies reported operating income of $95 million during the current period as compared to $38 million reported during the prior year period, the increase was primarily a result of the following:  the additional 44 day period that the Hercules paper business was owned in the current period (which was due to the closing of the Hercules acquisition on November 13, 2008), improved pricing and product mix within the former Hercules paper business and two significant nonrecurring charges associated with the Hercules acquisition.  These nonrecurring charges during the prior year period included a $7 million charge related to the fair value of inventory and a $5 million charge for purchased in-process research and development projects.  Additionally, there was a severance charge of $2 million.  Sales increased 11% to $1,323 million compared to $1,187 million during the prior year period, a direct result of the inclusion from the additional 44 day period for the former Hercules paper business, which contributed sales of $155 million, or 13%.  Additionally, volume and currency exchange increased sales $83 million and $42 million, respectively, for a total of 10%, compared to the prior year period.  The previously mentioned divestiture of Drew Marine in August of 2009 reduced sales by $108 million, or 9%, compared to the prior year period, with unfavorable pricing and mix lowering sales by $36 million, or 3%.

Gross profit margin increased 2.1 percentage points to 34.9% for the current period, primarily due to aggressive reductions in manufacturing costs and the elimination of the $7 million acquisition-related inventory charge described above, which negatively impacted gross profit margin by .6 percentage points in the prior year period.  The inclusion of the additional 44 day period that the Hercules paper business was owned during the current period contributed $47 million to gross profit.  Volume and currency exchange increased gross profit by $28 million and $18 million, respectively, with pricing and product mix adding an additional $24 million and $3 million, respectively, in gross profit.  The divestiture of Drew Marine in August of 2009 reduced gross profit by $47 million compared to the prior year period.  Selling, general and administrative expenses increased $16 million, primarily as a result of the additional 44 day period the Hercules paper business was owned, which contributed an additional $30 million in expense when comparing to the prior year period.  Foreign currency added an additional $10 million of expense, while the divestiture of Drew Marine and various cost saving initiatives, primarily integration and employee reduction activities reduced expenses by approximately $24 million.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

acquisition of a company’s inventory, which will no longer occur for this purchased inventory.  The Hercules paper business results of $10 million relates to the operating income including depreciation and amortization recognized for the 44 day period that this business was not owned in the prior year period.

	Nine months ended
	June 30
(In millions)	2010	2009
Operating income	$95	$38
Depreciation and amortization (a)	67	71
EBITDA	162	109
Severance	-	2
Inventory fair value adjustment	-	7
Results of the Hercules business prior to acquisition	-	10
Adjusted EBITDA	$162	$128

(a)	Includes $5 million for purchased in-process research and development expensed during the prior year period.

Performance Materials

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) reached a contractual agreement on the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction will combine three businesses:  Ashland’s Casting Solutions business group, the Foundry-Products and Specialty Resins business unit of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing European-based joint venture between Ashland and Süd-Chemie that is recorded under equity method, which only reports the equity income on the joint venture in Ashland’s consolidated results.  Ashland’s Casting Solutions and ASK businesses recorded sales of $230 million and $145 million, respectively, during fiscal year 2009.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie AG to be contributed to the joint venture generated sales of approximately $146 million for the year ended December 31, 2009.

In April 2010, Ashland acquired the remaining 50% of Ara Quimica, a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica which it accounted for as an equity-method investment within the Performance Materials reporting segment.  Ara Quimica reported sales of approximately $50 million from its most recent fiscal year ended December 31, 2009.  Ashland recognized a pretax gain of $23 million as a result of valuing its prior equity interest held in Ara Quimica before the business combination at the current fair market price.  The gain is included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income for the current quarter.

June 2010 quarter compared to June 2009 quarter

Performance Materials reported operating income of $12 million during the current quarter, an increase from the $5 million loss reported during the prior year quarter, which included various restructuring costs of $13 million, as improved volumes and efficiencies associated with operational cost reduction programs more than offset increases in raw material costs.  Sales increased 39% to $357 million compared to $256 million during the prior quarter.  Pounds sold per shipping day increased to 5.0 million pounds, a 32% increase with especially strong demand in the composites market compared to the prior period, which contributed to a sales increase of $74 million, or 29%.  Price increases contributed $14 million, or 5%, in sales, while the acquisition of Ara Quimica contributed an additional $14 million, or 5%, in sales.  An unfavorable currency exchange decreased sales by $1 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Gross profit margin during the current quarter decreased 0.2 percentage points to 16.7%, as compared to the prior year quarter which included $9 million in plant closure costs, of which $8 million relates to accelerated depreciation.  Volume increased gross profit by $30 million, resulting from the pounds sold per shipping day increase of 32%, while the acquisition of Ara Quimica contributed an additional $4 million in gross profit.  However, these increases were partially offset by significant raw material price increases, which resulted in a $17 million decrease in gross profit.  Selling, general and administrative expenses increased $3 million, compared to the prior quarter, despite the significant volume growth and the prior period employee furlough program, demonstrating the operating leverage created by various cost saving initiatives over the past two years.  Incentive compensation, salaries, benefits and the inclusion of Ara Quimica combined to increase expenses by $4 million.  Equity and other income increased $3 million compared to the prior quarter, primarily due to a $3 million charge during the prior year quarter from a joint venture that closed a significant manufacturing facility.

Operating income for the current and prior year quarters included depreciation and amortization of $12 million and $20 million, respectively.  EBITDA totaled $24 million for the June 2010 quarter as compared to $15 million for the June 2009 quarter.  There were no unusual or key items that affected adjusted EBITDA during the current quarter.  Adjusted EBITDA results for the June 2009 quarter were as follows.

	Three months ended
	June 30
(In millions)	2010	2009
Operating income	$12	$(5)
Depreciation and amortization	12	20
EBITDA	24	15
Severance	-	1
Plant closing costs	-	4
Adjusted EBITDA	$24	$20

Fiscal 2010 year-to-date compared to fiscal 2009 year-to-date

Performance Materials reported operating income of $26 million during the current period, an increase from the $6 million reported during the prior year period, which included $18 million of restructuring costs, as increased volume, aggressive operational cost reduction programs and successful cost savings initiatives within selling, general and administrative expenses, more than offset raw material price increases during the current period.  Sales increased 11% to $932 million compared to $839 million during the prior period.  Volume increased sales by $123 million, or 14%, as pounds sold per shipping day increased 15% to 4.5 million.  Pricing reduced sales by $67 million, or 8%, as weak demand over the last year has contributed to excess product supply within the market, resulting in downward pricing pressure, especially within the composites line of business.  A favorable currency exchange increased sales by $23 million, or 3%, and the acquisition of Ara Quimica contributed an additional $14 million, or 2%, in sales.

Gross profit margin during the current period decreased 0.1 percentage points to 17.2%, as compared to the prior year period, which included $11 million in plant closure costs, of which $10 million relates to accelerated depreciation.  Volume and foreign currency increased gross profit by $44 million and $4 million, respectively, while the acquisition of Ara Quimica contributed an additional $4 million in gross profit.  These increases were partially offset by increases in raw material costs, which resulted in a $37 million decrease in gross profit.  Selling, general and administrative expenses decreased $2 million, or 1%, compared to the prior period, primarily due to various reductions associated with recent cost saving initiatives as incentive compensation and the inclusion of Ara Quimica combined to increase expenses by $8 million.  Equity and other income increased $3 million during the current period compared to the prior period,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

primarily due to a $3 million charge in the prior period from a joint venture that closed a significant manufacturing facility.

Operating income for the current and prior year periods included depreciation and amortization of $36 million and $48 million, respectively.  EBITDA totaled $62 million for the June 2010 period as compared to $54 million for the June 2009 period.  There were no unusual or key items that affected adjusted EBITDA during the current period.  Adjusted EBITDA results for the June 2009 period were as follows.

	Nine months ended
	June 30
(In millions)	2010	2009
Operating income	$26	$6
Depreciation and amortization	36	48
EBITDA	62	54
Severance	-	4
Plant closing costs	-	4
Adjusted EBITDA	$62	$62

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

June 2010 quarter compared to June 2009 quarter

Consumer Markets reported operating income of $73 million during the current quarter as compared to the record $95 million reported during the prior year quarter, as base oil cost increases were the primary factor in reducing operating results as compared to the record quarterly results of the prior year quarter.  Sales increased 5% to $463 million compared to $441 million in the prior quarter as price increases to recover raw material cost increases resulted in a $14 million, or 3%, increase in sales.  Volume increased sales by $9 million, or 2%, as lubricant volume increased 1% to 46.2 million gallons during the current quarter, which was primarily driven by international lubricant sales.  Product mix decreased sales $5 million, or 1%, but was virtually offset by a $4 million, or 1%, increase in the currency exchange.

Gross profit margin during the June 2010 quarter decreased 5.1 percentage points to 32.4%.  The combination of significant ongoing raw material cost increases in the current quarter compared to the rapid decrease in raw material costs experienced in the prior year quarter resulted in a $14 million decrease to gross profit.  The net impact of volume and mix decreased gross profit by $3 million, while foreign currency increased gross profit by $1 million.  Selling, general and administrative expenses increased $6 million, or 8%, during the current quarter primarily due to increases in salaries and benefits of $3 million, which resulted from the employee furlough program in place during the prior period, and foreign currency of $1 million.

Operating income for current and prior year quarters included depreciation and amortization of $9 million and $8 million, respectively.  EBITDA totaled $82 million for the June 2010 quarter as compared to $103 million for the June 2009 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Fiscal 2010 year-to-date compared to fiscal 2009 year-to-date

Consumer Markets reported operating income of $209 million during the current period as compared to $180 million reported during the prior year period.  Gross profit margin improvement as well as strong volume growth were the primary factors in the increased operating income as compared to the prior year period.  Sales increased 5% to $1,294 million compared to $1,236 million in the prior period.  Volume increased sales by $106 million, or 9%, as the lubricant volume increase of 12% to 130.1 million gallons was primarily due to increases within the Do-It-Yourself, Do-It-For-Me and international market channels.  The currency exchange increased sales by $33 million, or 3%.  These increases were partially offset by price declines, which reduced sales by $79 million, or 6%, and a change in product mix, which reduced sales by $2 million.

Gross profit margin during the current period increased 2.3 percentage points to 33.1% as the combination of price increases and various operational cost saving initiatives increased the gross profit margin compared to the prior year period.  Volume increased gross profit by $32 million due to the 12% increase in lubricant sales.  Foreign currency increased gross profit by $12 million while pricing contributed an additional $6 million to gross profit.  These increases were reduced by a $4 million decline in gross profit as a result of a change in product mix.  Selling, general and administrative expenses increased $25 million, or 12%, during the current period primarily due to increases in advertising costs of $8 million, foreign currency of $7 million and salary, benefits and incentive compensation of $10 million, which was partially related to the employee furlough program in place during the prior period.  Equity and other income increased by $8 million during the current period compared to the prior year period, primarily due to increased equity income from various joint venture arrangements.

Operating income for current and prior year periods included depreciation and amortization of $27 million and $26 million, respectively.  EBITDA totaled $236 million for the June 2010 period as compared to $206 million for the June 2009 period.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year periods.

Distribution

Distribution is a leading plastics and chemicals distributor in North America.  It distributes chemicals, plastics and composite raw materials in North America, as well as plastics in Europe and China.  Ashland Distribution also provides environmental services in North America, including hazardous and nonhazardous waste collection, recovery, recycling and disposal services.

June 2010 quarter compared to June 2009 quarter

Distribution reported operating income of $17 million during the current quarter, an increase from the $3 million reported during the prior year quarter as ongoing pricing actions and increased demand more than offset increased material costs.  Sales increased 32% to $923 million compared to $698 million in the prior quarter.  Pricing increased sales $147 million, or 21%, as recent price increases within the market have been sustained through focused efforts to quickly pass material increases to customers.  Pounds sold per shipping day increased 9% to 15.4 million compared to 14.1 million in the prior year quarter as the chemicals and plastics line of businesses both reported increased volumes.  Overall, volume increases resulted in a $76 million, or 11%, increase in sales, while favorable currency exchange increased sales an additional $2 million.

Gross profit margin during the current quarter decreased 1.1 percentage points to 9.0% compared to 10.1% reported in the prior year, which included a $3 million LIFO quantity credit benefit, or 0.4 percentage point benefit.  Although significant material cost increases were experienced during the current quarter as compared to the prior year quarter, focused pricing actions more than offset these cost increases resulting in a $1 million increase in gross profit, which included prior period’s $3 million LIFO quantity credit.  The pounds sold per shipping day increase of 9% resulted in a volume increase of $12 million in gross profit.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Selling, general and administrative expenses decreased $2 million, or 3%, during the current quarter primarily a result of a $3 million severance charge incurred during the prior year quarter.  Equity and other income decreased by $1 million during the current quarter compared to the prior year quarter.

Operating income for the current and prior year quarters included depreciation and amortization of $7 million for each period.  EBITDA totaled $24 million for the June 2010 quarter as compared to $10 million for the June 2009 quarter.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current quarter.  Adjusted EBITDA results for the June 2009 quarter totaled $13 million and included $3 million in severance charges.

Fiscal 2010 year-to-date compared to fiscal 2009 year-to-date

Distribution reported operating income of $39 million during the current period, a decrease from the $44 million reported during the prior year period, which included a $14 million LIFO quantity credit benefit, as increasing material costs more than offset operational cost reductions and increased volume.  Sales increased 12% to $2,508 million compared to $2,249 million in the prior year period.  Price and volume increases of $118 million, or 5%, and $105 million, or 5%, respectively, were the primary factors as a disciplined price increase environment with Distribution has been successful in conjunction with increased product demand within the market as indicated by the 3% increase in pounds sold per shipping day to 15.0 million.  A favorable currency exchange increased sales $36 million, or 2%.

Gross profit margin during the current period decreased 1.2 percentage points compared to 10.4% reported in the prior year period, which included a $14 million LIFO quantity credit benefit, or 0.6 percentage point benefit.  Material cost increases of $26 million were the primary factor of the gross profit decline, which included prior period’s $14 million LIFO quantity credit, while volume and favorable currency exchange increased gross profit by $20 million and $3 million, respectively, in the current period as compared to the prior year period.  Selling, general and administrative expenses increased $1 million, or 1%, during the current period as increases attributable to incentive compensation, environmental remediation and foreign currency were nearly offset by reductions in self insurance premiums, salaries and benefits due to operational cost reductions.  Equity and other income decreased by $1 million during the current period compared to the prior year period.

Operating income for the current and prior year periods included depreciation and amortization of $21 million for each period.  EBITDA totaled $60 million for the June 2010 period as compared to $65 million for the June 2009 period.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current period.  Adjusted EBITDA results for the June 2009 period totaled $68 million and included $3 million in severance charges.

Unallocated and other

Unallocated and other recorded income of $1 million for the June 2010 quarter compared to income of $4 million for the June 2009 quarter.  The income in the current quarter relates to a favorable adjustment to postretirement benefit plans of previously divested businesses.  The income in the prior year quarter was primarily due to lower direct support costs particularly within the acquired operations of Hercules.

Unallocated and other recorded costs of $4 million for the nine months ended June 30, 2010 compared to $24 million for the nine months ended June 30, 2009.  Costs for the current period primarily related to a self-insured product liability claim of $4 million recorded during the current period.  Costs associated with the prior period consisted of $28 million for severance and plant closure charges associated with the ongoing integration and reorganization of the Hercules acquisition and $5 million in due diligence costs associated with investment opportunities and other charges.  These charges were partially offset by a currency gain on an intracompany loan of $5 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows for the nine months ended June 30.

(In millions)	2010	2009
Cash (used) provided by:
Operating activities from continuing operations	$298	$649
Investing activities from continuing operations	67	(2,215)
Financing activities from continuing operations	(227)	953
Discontinued operations	-	(1)
Effect of currency exchange rate changes on cash and cash equivalents	(6)	(16)
Net increase (decrease) in cash and cash equivalents	$132	$(630)

Operating activities

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, was $298 million for the nine months ended June 30, 2010 compared to $649 million for the nine months ended June 30, 2009.  Net income increased from a loss of $22 million for the nine months ended June 30, 2009 to income of $256 million for the nine months ended June 30, 2010.  Current period income results include depreciation and amortization of $226 million, debt issuance cost amortization of $77 million and deferred taxes of $45 million offset by cash outflows from operating assets and liabilities of $283 million, primarily as a result of increased inventory and accounts receivable levels.  Prior period net income results include $244 million in depreciation and amortization, debt issuance cost amortization of $35 million, purchased in-process research and development amortization of $10 million, a nonrecurring inventory fair value charge of $37 million, currency swap loss of $54 million related to the Hercules acquisition and a $32 million loss on auction rate securities.

Investing activities

Cash provided by investing activities was $67 million for the nine months ended June 30, 2010 as compared to cash used by investing activities of $2,215 million for the nine months ended June 30, 2009.  Current period capital expenditures of $100 million and the purchase of the remaining 50% interest in the Ara Quimica business of $24 million were more than offset by cash inflows of $117 million and $60 million related to the sale of auction rate securities and the Pinova business, respectively.  The significant outflow from cash investing activities for the prior period included cash outflows of $2,080 million for the purchase of Hercules’ operations in November 2008, $95 million for the settlement of currency interest rate swap hedges related to this acquisition and $107 million for capital expenditures.

Financing activities

Cash used by financing activities was $227 million for the nine months ended June 30, 2010 as compared to a $953 million cash inflow provided by financing activities in 2009.  Current period activity includes proceeds from long- and short-term debt of $313 million and $264 million, respectively, repayments of long-term debt of $776 million, $13 million in debt issue costs paid in connection with the senior credit facility refinancing in March 2010, and a cash dividend paid of $.30 per share, for a total of $23 million.  Significant cash financing activities for the prior period included cash inflows of $2,631 million associated with short-term and long-term financing secured for the acquisition of Hercules.  This cash inflow for the prior period was offset by cash used for the extinguishment of certain debt instruments that Hercules held as of the closing date of the acquisition and other debt payments in the amount of $1,502 million as well as

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

$161 million in debt issue costs paid in connection with securing the financing for the Hercules acquisition.  Cash dividends paid for the prior period were $.225 per share and totaled $17 million.

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

The Senior Credit Facilities carry an initial interest rate of either LIBOR plus 275 points or base rate plus 175 basis points, at Ashland’s option, and as of June 30, 2010, the weighted-average interest rate on the Term Loan A was 2.8%.  Total borrowing capacity remaining under the $550 million revolving credit facility was $428 million, representing a reduction of $122 million for letters of credit outstanding at June 30, 2010.  The Term Loan A facility was drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments commencing with the installment due on June 30, 2010, with 5% of the original principal amount due during year one, 7.5% of the original principal amount due during year two, 10% of the original principal amount due during year three, and 77.5% of the original principal amount due during year four (in quarterly installments of 5.0%, 5.0%, 5.0% and 62.5%), with a final payment of all outstanding principal and interest on March 31, 2014.

As a result of the new Senior Credit Agreement and prepayments made during the March 2010 quarter, Ashland expensed $62 million of the remaining $84 million debt issuance costs related to the loan fees paid to originate the initial term facility and incurred an additional $4 million of prepayment fee penalties related to the previous Term Loan B facility, which were included in the net interest and other financing expense caption in the Statements of Consolidated Income.  In addition, Ashland incurred $12 million of new debt issuance costs associated with the new Senior Credit Agreement that will be recognized as an expense ratably over the life of the new term of the agreement.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

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

As of June 30, 2010, Ashland is in compliance with all credit facility covenant restrictions.  At June 30, 2010, Ashland’s calculation of the consolidated leverage ratio per the refinancing was 0.9 compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.25.  At June 30, 2010, Ashland’s calculation of the fixed charge coverage ratio was 5.5 compared to the permitted consolidated ratio of 1.25.  The foregoing summary of the Senior Credit Agreement is qualified in its entirety by reference to the text of such agreement, which is filed as Exhibit 10.1 to Ashland’s Form 8-K filed on April 6, 2010.

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

The primary purposes of the amendment of the accounts receivable securitization facility were to increase the maximum available funds under the facility from $200 million to $350 million and to extend the maturity date of the facility to March 29, 2013.  Ashland incurred an additional $1 million in fees related to the amendment and restatement of the facility that was capitalized and included within other noncurrent assets within the Condensed Consolidated Balance Sheet.  At June 30, 2010, the outstanding amount of accounts receivable sold by Ashland to CVG was $689 million.  Ashland had drawn $250 million under the facility as of June 30, 2010 of the approximate $350 million in available funding from qualifying receivables.

As part of the receivables securitization facility, under the Sale Agreement Ashland will sell, on an ongoing basis, substantially all of its qualifying accounts receivable (but not those of its subsidiaries), certain related assets and the right to the collections on those accounts receivable to CVG.  Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors (together the “Investors”) through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  Ashland transfers under the facility are accounted for as secured borrowings and the receivables sold pursuant to the facility are included in the Condensed Consolidated Balance Sheet as accounts receivable.  Borrowings under the facility will be repaid as accounts receivable are collected, with new borrowings created as and when CVG requests additional fundings from the Investors under the Transfer and Administration Agreement, which will generally occur on a monthly basis.  Once sold to CVG,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

the accounts receivable, related assets and rights to collection described above will be separate and distinct from Ashland’s own assets and will not be available to its creditors should Ashland become insolvent.  Ashland’s equity interest in CVG has been pledged to the lenders under Ashland’s new senior secured credit facilities described above.  Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement.

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

Free cash flow

The following represents Ashland’s calculation of free cash flow for the disclosed periods.

	Nine months ended
	June 30
(In millions)	2010	2009
Cash flows provided by operating activities from continuing operations	$298	$649
Less:
Additions to property, plant and equipment	(100)	(107)
Cash dividends paid	(23)	(17)
Free cash flows	$175	$525

Cash flow metrics

At June 30, 2010, working capital (current assets minus current liabilities, excluding debt due within one year) amounted to $1,037 million, compared to $954 million at September 30, 2009 and $1,120 million at June 30, 2009.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $146 million at June 30, 2010, $125 million at September 30, 2009 and $119 million at June 30, 2009.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 113% of current liabilities at June 30, 2010, compared to 111% at September 30, 2009 and 121% at June 30, 2009.

The following summary reflects Ashland’s total debt, cash and cash equivalents and auction rate securities as of June 30, 2010, September 30, 2009 and June 30, 2009.

	June 30	September 30	June 30
(In millions)	2010	2009	2009
Short-term debt	$287	$23	$44
Long-term debt (including current portion)	1,134	1,590	1,949
Total debt	$1,421	$1,613	$1,993

Cash and cash equivalents	$484	$352	$256
Auction rate securities	$54	$170	$188

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

The scheduled aggregate maturities of debt by fiscal year are as follows:  $15 million remaining in 2010, $59 million in 2011, $27 million in 2012, $323 million in 2013, $203 million in 2014 and $794 million in 2015 and thereafter.  As previously discussed, Ashland completed a refinancing of its previously existing senior credit facilities by entering into a new Senior Credit Agreement on March 31, 2010.  The new senior secured credit facility provides for an aggregate principal amount of $850 million consisting of a $550 million four-year revolver (undrawn at close) and a $300 million four-year Term Loan A facility (fully drawn at close).  In conjunction with the senior credit facilities refinancing, Ashland expanded the availability of the accounts receivable securitization from $200 million to $350 million, subject to available funding from qualifying receivables.  The net proceeds from the refinancing, along with utilization from Ashland’s existing receivables securitization facility ($300 million of available $350 million drawn at close), were used to pay off Ashland’s previously existing Term Loan B due 2014 and refinance Ashland’s existing revolving credit facility due 2013 and Term Loan A due 2013.

Total borrowing capacity remaining under the new $550 million revolving credit facility was $428 million, which was reduced by $122 million for letters of credit outstanding at June 30, 2010.  Additionally, at June 30, 2010, Ashland had approximately $100 million in available funding from qualifying receivables sold to a wholly owned accounts receivable securitization facility.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit and accounts receivable securitization facility, was $1,012 million at June 30, 2010.

The current portion of long-term debt was $32 million at June 30, 2010, $53 million at September 30, 2009 and $71 million at June 30, 2009.  Based on Ashland’s current debt structure included in Note G of the Notes to Condensed Consolidated Financial Statements and assuming interest rates remain stable, future annual book interest expense could range from approximately $110 million to $120 million based on applicable fixed and floating interest rates.

Auction rate securities

At June 30, 2010, Ashland held $54 million of student loan auction rate securities, that had a par value $61 million, for which there was not an active market with consistent observable inputs.  Since the second quarter of fiscal 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time the market for auction rate securities has failed to achieve equilibrium.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, these instruments have been classified as noncurrent assets in the Condensed Consolidated Balance Sheet.

During the nine months ended June 30, 2010, Ashland sold a total of $132 million (par value) in auction rate securities for $117 million in cash proceeds which resulted in a realized gain of $1 million recorded in the other income and expenses caption of the Statements of Consolidated Income.  In December 2008, Ashland sold $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million.  Additionally, in the December 2008 quarter Ashland recorded a $30 million temporary unrealized loss as permanent in the other income and expenses caption of the Statement of Consolidated Income.  A full valuation allowance was established for this tax benefit since Ashland did not have capital gains to offset this capital loss.  During the June 2009 quarter, Ashland sold $29 million (par value) auction rate securities for $26 million in cash proceeds which approximated book value.

Ashland’s current estimate of fair value for auction rate securities is based on relevant observable market prices and quotes, including the sale of auction rate securities during fiscal years 2009 and 2010 and references various internal discounted cash flow models to support these related quotes and sales.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Capital resources

During the nine months ended June 30, 2010, Ashland’s total debt decreased by $192 million to $1,421 million.  Since the acquisition of Hercules in November 2008, Ashland has primarily used its cash generation to reduce debt by more than $1 billion.  Debt as a percent of capital employed was 28% at June 30, 2010 compared to 31% at September 30, 2009 and 35% at June 30, 2009.

The increase of $72 million in stockholders’ equity to $3,656 million was primarily due to the voluntary common stock contribution of $100 million made in November 2009 to Ashland’s U.S. pension plans and net income of $256 million.  These increases were partially offset by regular cash dividends of $23 million and deferred translation losses of $294 million.

During the June 2010 quarter, Ashland declared and paid a quarterly cash dividend of 15 cents per share on Ashland’s Common Stock, double the previous quarterly dividend rate of 7.5 cents per share and equivalent to an annual dividend of 60 cents per share or 45 cents for fiscal 2010.  This increase reflects the progress made over the past two years in integrating the Hercules acquisition, paying down debt, creating operating leverage, executing Ashland’s business strategies, and Ashland’s confidence in future cash generation.

Under the new senior credit facilities agreement entered into in March 2010, Ashland is no longer subject to capital expenditure limits, which under the previous financing arrangements was approximately $300 million in fiscal year 2010.  Ashland is currently forecasting capital expenditures to be below $200 million for fiscal 2010.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and associated receivables for asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the nine months ended June 30, 2010.

OUTLOOK

During the current quarter each business segment on a comparable basis experienced demand improvements compared to the prior year quarter while, selling, general and administration expenses essentially did not increase.  However, increased raw material costs will continue to have some impact on each business segment’s gross profit until supply stability or a decline in demand within the raw material markets starts to occur.  Ashland’s continued emphasis on improved product pricing, aided by tools such as our ERP system, which was recently integrated into the acquired Hercules businesses during the current quarter, and overall disciplined cost management structure should support both increased profitability and growth as the economy expands.  Ashland’s ability to effectively execute in these areas will likely be the main contributing factors of its near term performance.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS

Ashland’s primary focus continues to be generating liquidity in the short term through business segment performance.  Increased liquidity through cash generation will allow Ashland to pursue various options such as acquisitions, capital expansion, dividends and research and development projects that enhance organic growth.  Ashland will continue to assess these options in determining the best available alternative that will optimize overall shareholder value creation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2010 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

(b)
During the nine months ended June 30, 2010, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(1) CERCLA and Similar State Law Sites – Under CERCLA and similar state laws, Ashland and Hercules may be subject to joint and several liability for clean-up costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (“PRP”).  As of June 30, 2010, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 90 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site clean-up and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2)  Multi-Media Environmental Compliance Investigation – In April 2005, Hercules’ Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance investigation by the USEPA and the Virginia Department of Environmental Quality (“VADEQ”), and in April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a CAA compliance investigation by USEPA and the VADEQ.  In April 2008, the results of both investigations were provided to Hercules which uncovered areas of potential noncompliance with various environmental requirements which are being evaluated.  While it is reasonable to believe the penalties for potential violations could exceed $100,000, at this time, the potential liability with respect to these matters should not be material to Ashland.

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

Other Pending Legal Proceedings

In addition to the matters described, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, environmental and other matters, which seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable with assurance.

ITEM 1A.  RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Form 10-K for the year ended September 30, 2009.

ITEM 6.  EXHIBITS

(a)	Exhibits
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Income for the three and nine months ended June 30, 2010 and June 30, 2009; (ii) Condensed Consolidated Balance Sheets at  June 30, 2010, September 30, 2009 and June 30, 2009; (iii) Statements of Consolidated Stockholders’ Equity at June 30, 2010 and June 30, 2009; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2010 and June 30, 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

August 6, 2010	/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX
Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**Submitted electronically with this report.