Form 10-K
period 2010-09-30
ASHLAND INC.
filed 2010-11-22
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the fiscal year ended September 30, 2010

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

Large Accelerated Filer  ☑                               Accelerated Filer  ☐
Non-Accelerated Filer  ☐                                 Smaller Reporting Company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

At March 31, 2010, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,119,623,083.  In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

At October 31, 2010, there were 78,852,428 shares of Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Registrant’s Proxy Statement (Proxy Statement) for its January 27, 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

			Page
PART I
	Item 1.	Business ....................................................................................................................................................................	1
		General .....................................................................................................................................................................	1
		Corporate Developments ......................................................................................................................................	1
		Ashland Aqualon Functional Ingredients .........................................................................................................	2
		Ashland Hercules Water Technologies .............................................................................................................	2
		Ashland Performance Materials ..........................................................................................................................	3
		Ashland Consumer Markets ................................................................................................................................	4
		Ashland Distribution ...........................................................................................................................................	5
		Miscellaneous ........................................................................................................................................................	5
	Item 1A.	Risk Factors ..............................................................................................................................................................	8
	Item 1B.	Unresolved Staff Comments ..................................................................................................................................	12
	Item 2.	Properties ..................................................................................................................................................................	12
	Item 3.	Legal Proceedings ...................................................................................................................................................	13
	Item 4.	(Removed and Reserved) .......................................................................................................................................	14
	Item X.	Executive Officers of Ashland ...............................................................................................................................	14

PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .........................................................................................	15
		Five-Year Total Return Performance Graph .......................................................................................................	16
	Item 6.	Selected Financial Data ..........................................................................................................................................	17
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .................................................................................................................	17
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk ...........................................................................	17
	Item 8.	Financial Statements and Supplementary Data ...................................................................................................	17
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................................................................................	17
	Item 9A.	Controls and Procedures ........................................................................................................................................	17
	Item 9B.	Other Information .....................................................................................................................................................	17

PART III
	Item 10.	Directors, Executive Officers and Corporate Governance .................................................................................	18
	Item 11.	Executive Compensation .........................................................................................................................................	18
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ........................................................................................	18
	Item 13.	Certain Relationships and Related Transactions, and Director Independence .........................................................................................................................................................	18
	Item 14.	Principal Accountant Fees and Services ..............................................................................................................	18

PART IV
	Item 15.	Exhibits and Financial Statement Schedules ........................................................................................................	18

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

Ashland’s business consists of five reportable segments:  Ashland Aqualon Functional Ingredients; Ashland Hercules Water Technologies; Ashland Performance Materials; Ashland Consumer Markets (Valvoline); and Ashland Distribution.

Financial information about these segments for each of the fiscal years in the three-year period ended September 30, 2010 is set forth in Note R of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

Ashland Aqualon Functional Ingredients is one of the world’s largest producers of cellulose ethers.  It provides specialty additives and functional ingredients that primarily manage the physical properties of water-based systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

Ashland Hercules Water Technologies is a leading global producer of papermaking chemicals and a leading specialty chemicals supplier to the pulp, paper, commercial and institutional, food and beverage, chemical, mining and municipal markets.  Its process, utility and functional chemistries are used to improve operational efficiencies, enhance product quality, protect plant assets and ensure environmental compliance.

Ashland Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.

Ashland Consumer Markets, which includes the Valvoline™ family of products and services, is a leading innovator, marketer and supplier of high-performing automotive lubricants, chemicals and appearance products.  Valvoline™, the world’s first lubricating oil, is the number three passenger car motor oil brand, and Valvoline Instant Oil Change™ is the number two quick-lube franchise in the United States.

Ashland Distribution is a leading plastics and chemicals distributor in North America. It distributes chemicals, plastics and composite raw materials in North America, as well as plastics in Europe and China.  Ashland Distribution also provides environmental services in North America, including hazardous and nonhazardous waste collection, recovery, recycling and disposal services.

At September 30, 2010, Ashland and its consolidated subsidiaries had approximately 14,500 employees (excluding contract employees).

Available Information — Ashland’s Internet address is http://www.ashland.com.  On this website, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5.  All such reports will be available as soon as reasonably practicable after Ashland electronically files such material with, or electronically furnishes such material to, the Securities and Exchange Commission (SEC).  Ashland also makes available, free of charge on its website, its Corporate Governance Guidelines; Board Committee Charters; Director Independence Standards; and its code of business conduct that applies to Ashland’s directors, officers and employees.  These documents are also available in print to any shareholder who requests them.  Information contained on Ashland’s website is not part of this annual report on Form 10-K and is not incorporated by reference in this document.  The public may read and copy any materials Ashland files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

CORPORATE DEVELOPMENTS

On November 5, 2010, Ashland signed a definitive agreement with TPG Accolade, LLC to sell substantially all of the assets of its global distribution business conducted by the Ashland Distribution segment.  The transaction is an asset sale with the total cash proceeds expected to be $930 million, before transaction fees, subject to post-closing working capital adjustments and certain other adjustments, as specified in the definitive agreement.  The transaction is expected to close prior to the end of the March 2011 quarter, subject to the receipt of certain regulatory approvals and the satisfaction of other standard closing conditions.

ASHLAND AQUALON FUNCTIONAL INGREDIENTS

Ashland Aqualon Functional Ingredients (Functional Ingredients) offers products that are primarily designed to modify the properties of water-based systems.  Most of Functional Ingredients’ products are sold as key ingredients to other manufacturers, where they are used as small-quantity additives to provide functionality such as thickening and rheology control; water retention; adhesive strength; binding power; film formation; protective colloid, suspending and emulsifying action; foam control; and pH stability.  Functional Ingredients has a diversified, global customer base that is serviced directly and through a series of distributors.

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

Construction — Construction’s product applications include tile and adhesive cements, gypsum plasters, renders, joint compounds, concrete, external insulation systems, masonry and mortar cements and self-leveling compounds.  These product applications provide a comprehensive array of functional properties including thickening, water retention, sag resistance, workability and consistency, adhesion, stabilization, pumping, rheological properties and strength.

Energy and Specialties Solutions — Energy and Specialties Solutions offers water-soluble solutions for a variety of applications in the oil and gas industries including completion and workover fluids, drill-in fluids, oil-well cementing slurries, solvent thickeners and stimulation and hydraulic fracturing.  This business also provides high-performance products to the industrial specialties market including applications in ceramics, fire-fighting fluids, foundry, industrial cleaners, inks and printing, mining, paint removers, paper and paper coatings, suspension polymerization and welding rods.

Functional Ingredients currently conducts manufacturing in the Americas, Europe and Asia Pacific at nine facilities in five countries and participates in one joint venture.  Functional Ingredients operates manufacturing facilities in Wilmington, Delaware; Dalton, Georgia; Parlin, New Jersey; Kenedy, Texas and Hopewell, Virginia within the United States and Doel-Beveren, Belgium; Jiangmen, China; Alizay, France and Zwijndrecht, the Netherlands. Functional Ingredients also operates two production facilities through a joint venture in Luzhou and Suzhou, China.  In addition, Functional Ingredients has completed construction of a large-capacity hydroxyethylcellulose production facility in Nanjing, China scheduled to begin operations in late 2010.

On January 28, 2010, Ashland completed the sale of its refined wood rosin and natural wood terpenes business, formerly known as Pinova, to a new company formed by TorQuest Partners, a Canadian private equity fund manager, for approximately $75 million before taxes, including $60 million in cash and a $15 million promissory note from the buyer.

ASHLAND HERCULES WATER TECHNOLOGIES

Ashland Hercules Water Technologies (Water Technologies) is a global service business delivering differentiated specialty chemical products to a number of industries including the paper, pulp, chemical, commercial and institutional, food and beverage, mining and municipal industries.  Water Technologies is a leading global producer of papermaking chemicals for pulp and paper processing, tissues and towels, packaging, printing and writing papers, and virgin and deinked pulps.  Its process, water treatment and functional chemistries are used to improve operational efficiencies, enhance product quality, protect plant assets and ensure environmental compliance.  To meet the diverse requirements of its customers, Water Technologies offers a range of services, including analytical and applications laboratories, customized program offerings and, through its StreamLink Specialty Chemicals service model, a focused-service approach.

Water Technologies is comprised of the following businesses:

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

Utility Water Treatment Chemistries — The Utility Water Treatment Chemistries business provides specialized chemicals and consulting services for the utility water treatment market, which includes boiler water, cooling water, fuel and waste streams.  This business also manufactures and sells automated equipment, including performance-based feed and control systems, proprietary monitoring devices and remote system surveillance.  The utility water treatment products, services and equipment offerings are designed to protect plant assets and optimize energy, water and operational costs at customers’ facilities.

Functional Chemistries — The Functional Chemistries business produces specialized chemicals for the paper industry that impart specific properties such as strength, liquid holdout and printability to the final paper or board.  Product lines include sizing agents, wet/dry strength additives and specialized products such as crepe and release additives for tissue manufacturing.

Water Technologies operates throughout the Americas, Europe and Asia Pacific.  It has 31 manufacturing facilities in 18 countries and participates in two joint ventures.  Water Technologies has manufacturing plants in Macon and Savannah, Georgia; Chicopee, Massachusetts; Louisiana, Missouri; Greensboro, North Carolina; Portland, Oregon; Houston, Texas; Franklin, Virginia; Beckley, West Virginia and Milwaukee, Wisconsin within the United States and Chester Hill, Australia; Beringen, Belgium; Americana, Leme and Paulinia, Brazil; Burlington, Canada; Beijing and Shanghai, China; Somercotes, England; Tampere, Finland; Krefeld and Sobernheim, Germany; Perawang, Indonesia; Busnago, Italy; Mexico City, Mexico; Zwijndrecht, the Netherlands; Perm, Russia; Tarragona, Spain; Kim Cheon, South Korea; Helsingborg, Sweden and Nantou, Taiwan.  Through separate joint ventures, it has production facilities in Navi Mumbai, India and Seoul, South Korea.  Water Technologies also utilizes third-party tolling manufacturers.

Water Technologies markets and distributes its products and services directly and through third-party distributors.

ASHLAND PERFORMANCE MATERIALS

Ashland Performance Materials (Performance Materials) is a worldwide manufacturer and supplier of specialty chemicals and customized services to the building and construction, transportation, metal casting, packaging and converting and marine markets.  It is a technology leader in unsaturated polyester and vinyl ester resins and gelcoats, high-performance adhesives and specialty resins; and metal casting consumables and design services.

Performance Materials is comprised of the following businesses:

Composites and Adhesives — The Composites and Adhesives business manufactures and sells a broad range of corrosion-resistant, fire-retardant, general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry.  Key markets include the transportation, construction, marine and infrastructure end markets.  It also markets vinyl ester resins under the DERAKANE™ and HETRON™ brand names and unsaturated polyester resins under the AROPOL™ brand name.

The Composites and Adhesives business also manufactures and sells adhesive solutions to the packaging and converting, building and construction, and transportation markets and manufactures and markets specialty coatings and adhesive solutions across multiple industries.  Key technologies and markets include: acrylic polymers for pressure-sensitive adhesives; polyvinyl acetate emulsions; urethane adhesives for flexible packaging applications; aqueous and radiation-curable adhesives and specialty coatings for the printing and converting applications; hot-melt adhesives for various packaging applications; emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives and butyl rubber roofing tapes for commercial roofing applications; acrylic, polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, marine, recreational and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding.

Casting Solutions — Casting Solutions manufactures and sells metal casting chemicals worldwide, including sand-binding resin systems, refractory coatings, release agents, engineered sand additives and riser sleeves.  This business also provides casting process modeling, core-making process modeling and rapid prototyping services.  In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) reached a contractual agreement on the formation of a global joint venture to merge their business activities in the foundry chemicals sector.  The joint venture, to be known as ASK Chemicals GmbH, will be headquartered in Hilden, Germany and is expected to close in December 2010.  Süd-Chemie and Ashland will each hold a fifty-percent interest in the joint venture with Süd-Chemie providing the operations management leadership.

Performance Materials operates throughout the Americas, Europe and Asia Pacific.  It has 29 manufacturing facilities and participates in six manufacturing joint ventures in 14 countries.  Composites and Adhesives has manufacturing plants in Fort Smith and Jacksonville, Arkansas; Los Angeles, California; Bartow, Florida; Calumet City, Illinois; Elkton, Maryland; Ashland and Columbus, Ohio; White City, Oregon; Philadelphia and Pittsburgh, Pennsylvania; Piedmont, South Carolina and Milwaukee, Wisconsin within the United States and Sao Paulo, Brazil; Kelowna and Mississauga, Canada; Changzhou and Kunshan, China; Kidderminster, England; Porvoo, Finland; Sauveterre, France; Miszewo, Poland; Benicarlo, Spain; and, through a separate joint venture, has a manufacturing plant in Jeddah, Saudi Arabia.  Casting Solutions will contribute manufacturing sites located in Cleveland, Ohio (two sites) and in Campinas, Brazil and Idiazabal, Spain to the Süd-Chemie joint venture.  The remaining Casting Solutions manufacturing sites located in Mississauga, Canada; Changzhou, China; Kidderminster, England; Milan, Italy and Castro-Urdilales, Spain will remain with Performance Materials.  Casting Solutions also has joint venture manufacturing facilities located in Bendorf and Wuelfrath, Germany; Ulsan, South Korea; Arceniega, Spain and Alvsjo, Sweden.

Performance Materials markets and distributes its products directly and through third-party distributors in the Americas, Europe and Asia Pacific.  Additionally, Performance Materials distributes its products through Ashland Distribution in North America.

ASHLAND CONSUMER MARKETS

Ashland Consumer Markets (Consumer Markets) markets premium packaged automotive lubricants, chemicals, appearance products, antifreeze and filters, with sales in more than 100 countries.  Consumer Markets’ Valvoline™ trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States.  Consumer Markets markets the following key brands of products and services to the private passenger car, light truck and heavy duty markets:  Valvoline lubricants; Valvoline Premium Blue™ commercial lubricants; MaxLife™ lubricant products for vehicles with 75,000 or more miles; Valvoline Professional Series™ automotive chemicals; Pyroil™ automotive chemicals; Eagle One™ automotive appearance products; Car Brite™ automotive reconditioning products; MaxLife™ and Zerex™ antifreeze; Tectyl™ industrial products and Valvoline Instant Oil Change™ automotive services.

Consumer Markets is comprised of the following businesses:

Do It Yourself (DIY) — The DIY business sells Valvoline™ and other branded and private label products to consumers who perform their own auto maintenance.  These products are sold through retail auto parts stores such as AutoZone, O’Reilly’s, Advance Auto Parts, mass merchandisers such as Wal-Mart Stores, Inc., and warehouse distributors and their affiliated jobber stores such as NAPA and CARQUEST.

Installer Channels — The Installer Channels business sells branded products and services to installers (such as car dealers, general repair shops and quick lubes) and to auto auctions through a network of independent distributors and company-owned and operated “direct market” operations.  This business also sells to national accounts such as Goodyear, Monro and Sears.  In addition, this business includes distribution to quick lubes branded “Valvoline Express Care™,” which consists of 341 independently-owned and operated stores.

Valvoline Instant Oil Change (VIOC) — The Valvoline Instant Oil Change™ chain is the second largest franchise competitor in the U.S. “fast oil change” service business, providing Consumer Markets with a significant presence in the installer channels segment of the passenger car and light truck motor oil market.  As of September 30, 2010, 256 company-owned and 606 independently-owned and operated franchise VIOC centers were operating in 41 states.  VIOC centers offer customers an innovative computer-based preventive maintenance tracking system that allows service technicians to make service recommendations based primarily on manufacturers’ recommendations.

Commercial & Industrial (C&I) — The C&I business sells branded products and services to on-highway fleets, construction companies and original equipment manufacturers (OEMs) through company-owned and operated “direct market” operations, national accounts and a network of distributors.  The C&I business also maintains a strategic alliance with Cummins Inc. (Cummins) to distribute heavy duty lubricants to the commercial market, as well as smaller alliances with other global OEMs.

Valvoline International — Outside of North America, Valvoline International markets Valvoline™, Eagle One™, Zerex™ and other branded products through wholly-owned affiliates, joint ventures, licensees and independent distributors in more than 100 countries.  Valvoline International operates joint ventures with Cummins in Argentina, Brazil, China and India.  In addition, Valvoline International operates joint ventures with local entities in Ecuador, Thailand and Venezuela.  Valvoline International markets products for both consumer and commercial vehicles and equipment and is served by company-owned plants in the United States, Australia and the Netherlands and by numerous third-party warehouses and toll manufacturers throughout the world.

Consumer Markets operates lubricant blending and packaging plants in Santa Fe Springs, California; Cincinnati, Ohio; East Rochester, Pennsylvania and Deer Park, Texas within the United States and Wetherill Park, Australia and Dordrecht, the Netherlands.  Automotive chemical manufacturing and distribution is conducted in Hernando, Mississippi.  Bulk blending and distribution facilities are located in College Park, Georgia; Willow Springs, Illinois and St. Louis, Missouri within the United States and Mississauga, Canada.  Distribution operations are conducted from centers located in Orlando, Florida; College Park, Georgia; Willow Springs, Illinois; Indianapolis, Indiana; St. Louis, Missouri; Cincinnati, Ohio; East Rochester, Pennsylvania; Memphis, Tennessee and Dallas, Texas within the United States and through owned facilities in Dordrecht, the Netherlands and Birkenhead, United Kingdom and leased facilities in Adelaide, Melbourne, New Castle, Perth and Sydney, Australia.

Additives (from key suppliers such as The Lubrizol Corporation) and base oils (from key suppliers such as Motiva Enterprises LLC and SK E&P Company) constitute a large portion of the raw materials required to manufacture Consumer Markets’ products.  In addition to raw materials, Consumer Markets sources a significant portion of its packaging from key suppliers such as Graham Packaging Inc.

ASHLAND DISTRIBUTION

Ashland Distribution (Distribution) distributes chemicals, plastics and composite raw materials in North America and plastics in Europe and China.  Distribution also provides environmental services, including hazardous and nonhazardous waste collection, recovery, recycling and disposal, in North America.  Deliveries are made in North America through a network of owned, leased and third-party warehouses, as well as rail and tank terminals.

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

Plastics — The Plastics business distributes a broad range of thermoplastic resins and offers specialized technical services to processors in North America as well as some export operations.  Processors include injection molders, extruders, blow molders and rotational molders.  This business provides plastic material transfer and packaging services and less-than-truckload quantities of packaged thermoplastics. It also markets a broad range of thermoplastics to processors in Europe and China.

Composites — The Composites business distributes polyester thermoset resins, gelcoats, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the cast polymer, corrosion, marine, building and construction, and other fiber-reinforced plastics industries through distribution facilities located throughout North America.

Environmental Services — The Environmental Services business, working in cooperation with chemical waste service companies, provides customers, including major automobile manufacturers, with comprehensive, nationwide hazardous and nonhazardous waste collection, recovery, recycling and disposal services.  These services are offered through a North American network of distribution centers, including several storage facilities that have been fully permitted by the United States Environmental Protection Agency (USEPA).

Distribution has 63 owned or leased facilities, 68 third-party warehouses, rail terminals and tank terminals and three locations that perform contract packaging activities.  Distribution of thermoplastic resins in Europe is conducted in 20 countries primarily through 15 third-party warehouses and one leased warehouse that also operates as a compounding facility.

MISCELLANEOUS
Environmental Matters

Ashland has implemented a companywide environmental policy overseen by the Environmental, Health and Safety Committee of Ashland’s Board of Directors.  Ashland’s Environmental, Health and Safety (EH&S) department has the responsibility to ensure that Ashland’s businesses worldwide maintain environmental compliance in accordance with applicable laws and regulations.  This responsibility is carried out via training; widespread communication of EH&S policies; information and regulatory updates; formulation of relevant policies, procedures and work practices; design and implementation of EH&S management systems; internal auditing by an independent auditing group; monitoring of legislative and regulatory developments that may affect Ashland’s operations; assistance to the businesses in identifying compliance issues and opportunities for voluntary actions that go beyond compliance; and incident response planning and implementation.

Federal, state and local laws and regulations relating to the protection of the environment have a significant impact on how Ashland conducts its businesses.  Ashland’s operations outside the United States are subject to the environmental laws of the countries in which they are located.  These laws include regulation of air emissions and water discharges, waste handling, remediation and product inventory, registration and regulation.  New laws and regulations may be enacted or adopted by various regulatory agencies globally.  The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

At September 30, 2010, Ashland’s reserves for environmental remediation amounted to $207 million, reflecting Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies and probability techniques are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites is approximately $360 million.  Ashland does not believe that any current individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of the remediation reserve.  Ashland regularly adjusts its reserves as environmental remediation continues.  Environmental remediation expense, net of insurance receivables, amounted to $22 million in 2010, compared to $13 million in 2009 and $7 million in 2008.

Product Control, Registration and Inventory — Many of Ashland’s products and operations in the United States are subject to the Toxic Substance Control Act; the Food, Drug and Cosmetics Act; the Chemical Diversion and Trafficking Act; the Chemical Weapons Convention and other product-related regulations.  Since 2007, existing and new chemical substances produced or imported into the European Union (EU) are subject to the EU regulation known as REACH (Registration, Evaluation and Authorisation of Chemicals).  In 2008, Ashland completed the pre-registration of its chemical substances as required by REACH.  In addition, in accordance with REACH’s requirements, Ashland is communicating the intended use of chemical substances in its products to suppliers and customers.  Under REACH additional testing requirements, documentation, risk assessments and registrations are occurring and will continue to occur and may adversely affect Ashland’s costs of products produced or imported in the EU.  Other countries have similar laws and regulations relating to product control, registration and inventory.

Remediation — Ashland currently operates, and in the past has operated, various facilities at which, during the normal course of business, releases of hazardous substances have occurred.  Additionally, Ashland has known or alleged potential environmental liabilities at a number of third-party sites for which Ashland has financial responsibility.  Federal and state laws, including but not limited to the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and various other remediation laws, require that contamination caused by such releases be assessed and, if necessary, remediated to meet applicable standards.  Some of these laws also provide for liability for related damage to natural resources, and claims for alleged property and personal injury damage can also arise related to contaminated sites.  Laws in other jurisdictions in which Ashland operates require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.

Air — In the United States, the Clean Air Act (CAA) imposes stringent limits on facility air emissions, establishes a federally mandated operating permit program, allows for civil and criminal enforcement actions and sets limits on the volatile or toxic content of many types of industrial materials and consumer products.  Additionally, it establishes air quality attainment deadlines and control requirements based on the severity of air pollution in a given geographical area.  Various state clean air acts implement, complement and, in many instances, add to the requirements of the federal CAA.  The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland’s businesses and, in many cases, on product formulation and other long-term business decisions.  Other countries where Ashland operates also have laws and regulations relating to air quality.  Ashland’s businesses maintain numerous permits pursuant to these clean air laws.

State and local air agencies in the United States continue to implement strategies for meeting ozone and particulate matter standards established by the USEPA in 1997.  Ozone strategies have included emission controls for certain types of emission sources, reduced limits on the volatile organic compound content of industrial materials and consumer products, and requirements on the transportation sector.  Particulate matter strategies have included dust control measures for construction sites and reductions in emission rates allowed for industrial operations.  In 2006, 2008 and 2009, the USEPA established newer and more stringent standards for particulate matter, ozone and sulfur dioxide, respectively.  State and local agencies are evaluating options for meeting these newest standards, which will begin to be implemented between 2010 and 2013.  It is not possible at this time to estimate the potential financial impact that these newest standards may have on Ashland’s operations or products.  Ashland will continue to monitor and evaluate these standards to meet these and all air quality requirements.

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

Climate Change and Related Regulatory Developments — Ashland has been collecting energy use data and calculating greenhouse gas (GHG) emissions for many years.  For the past few years, Ashland has been evaluating the potential impacts from both climate change and the anticipated GHG regulations to facilities, products and other business interests, as well as the strategies commonly considered by the industrial sector to reduce the potential impact of these risks.  These risks are generally grouped as impacts from legislative, regulatory and international developments, impacts from business and investment trends, and impacts to company assets from the physical effects of climate change.  Current North American, European, and other regional regulatory developments are not expected to have a material affect on Ashland’s operations, although some facilities are subject to promulgated rules.  Business and investment trends are expected to drive an increase in the demand for products that improve energy efficiency, reduce energy use and increase the use of renewable resources.  At this time, Ashland cannot estimate the impact of this expected demand increase to its businesses.  Physical effects from climate change have the potential to affect Ashland’s assets in areas prone to sea level rise or extreme weather events much as they do the general public and other businesses.  Due to the uncertainty of these matters, Ashland cannot estimate the impact at this time of GHG-related developments on its operations or financial condition.

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

Consumer Markets competes in the highly competitive automotive lubricants and consumer products car care businesses, principally through its offerings of premium products and services primarily under the Valvoline™ family of trademarks, coupled with strong brand marketing, customer support and distribution capabilities.  Some of the major brands of motor oils and lubricants with which Consumer Markets competes globally are Castrol†, Mobil† and Pennzoil†.  In the “fast oil change” business, Consumer Markets competes with other leading independent fast lube chains on a national, regional or local basis, as well as automobile dealers and service stations.  Important competitive factors for Consumer Markets in the “fast oil change” market include Valvoline’s brand recognition; maintaining market presence through Valvoline Instant Oil Change™ and Valvoline Express Care™ outlets; and quality and speed of service, location, convenience and sales promotions.

Distribution competes with a large number of national, regional and local companies throughout North America.  The Plastics business also competes with other distribution companies in Europe and China.  Competition within each of Distribution’s businesses is based primarily on reliable and timely supply of products, breadth of product portfolio, service offerings and price.

Intellectual Property

Ashland's intellectual property portfolio, including patents, trademarks, copyrights, trade secrets, formulae and know-how, is an important component of Ashland’s business.  The Valvoline™ trademark and other trademarks related to Valvoline products and franchises are of particular importance to the Consumer Markets segment and the overall Ashland business.  Ashland also licenses intellectual property rights from third-parties.

Raw Materials and Supplies

Raw materials purchased by Ashland are ordinarily available in adequate quantities from multiple sources of supply in the U.S. and foreign countries.  Ashland believes that raw material supplies will be available from multiple sources in quantities sufficient to meet demand in fiscal 2011.

Research

Ashland conducts a program of market-focused research and development to understand the needs of the marketplace, to frame those needs in a platform in which Ashland has capability to deliver, and to determine how to develop or access the intellectual property required to meet the identified market needs.  Research and development costs are expensed as they are incurred and totaled $86 million in 2010 ($96 million in 2009 and $48 million in 2008).

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are not historical facts and generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “is likely,” “predicts,” and variations of such words and similar expressions.  Although Ashland believes that its expectations are based on reasonable assumptions, such expectations are subject to risks and uncertainties that are difficult to predict and may be beyond Ashland’s control.  As a result, Ashland cannot assure that the expectations contained in such statements will be achieved.  Important factors that could cause actual results to differ materially from those contained in such statements are discussed under “Use of estimates, risks and uncertainties” in Note A of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.  For a discussion of other factors and risks that could affect Ashland’s expectations and operations, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

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

Rising and volatile raw material prices, especially those of hydrocarbon derivatives or cotton linters or wood pulp, may negatively impact Ashland’s costs.  Similarly, energy costs are a significant component of certain of Ashland’s product costs.  Ashland is not always able to raise prices in response to such increased costs, and its ability to pass on the costs of such price increases is dependent upon market conditions.

Likewise, Ashland purchases certain products and raw materials from suppliers, often pursuant to written supply contracts.  If those suppliers are unable to timely meet Ashland’s orders or choose to terminate or otherwise avoid contractual arrangements, Ashland may not be able to make alternative supply arrangements.  Also, domestic and global government regulations related to the manufacture or transport of certain raw materials may impede Ashland’s ability to obtain those raw materials on commercially reasonable terms.  If Ashland is unable to obtain and retain qualified suppliers under commercially acceptable terms, its ability to manufacture and deliver products in a timely, competitive and profitable manner could be adversely affected.

Several of Ashland’s businesses are cyclical in nature, and economic downturns or declines in demand, particularly for certain durable goods, may negatively impact its revenues and profitability.

Ashland’s revenues and profitability are susceptible to downturns in the economy, particularly in those segments serving the housing, construction, automotive and paper industries.  Both overall demand for Ashland’s products and services and its profitability are affected by economic recession, inflation, changes in prices of raw materials (including many hydrocarbon derivatives, wood pulp and cotton linters) or changes in governmental monetary or fiscal policies.  During the recent economic downturn, a number of Ashland’s customers in the construction, automotive, paper and certain other industries experienced financial and production stresses, which led to decreased demand for Ashland’s products and has affected Ashland’s margins on products sold.  Demand for Ashland’s products by many of these customers has not returned to pre-downturn levels, and may not.  While Ashland strives to reduce costs to help offset the effects of this decreased demand, there is no assurance Ashland will be able to manage costs in light of any further demand decreases.  If another economic downturn occurs, the economic recovery is slower than expected or there is a significant decline in customer demand, Ashland’s business, results of operations and financial condition could be negatively impacted.

Ashland faces competition from other companies, which places downward pressure on prices and margins and may otherwise adversely affect Ashland’s business.

Ashland operates in highly competitive markets, competing against a number of domestic and foreign companies.  Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service.  Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility.  As a result, these competitors may be better able to withstand changes in conditions within the relevant industry, changes in the prices of raw materials and energy and in general economic conditions.  In addition, competitors' pricing decisions could compel Ashland to decrease its prices, which could negatively affect its margins and profitability.  Also, additional competition in markets served by Ashland could adversely affect margins and profitability and could lead to a reduction in market share.

Ashland’s success depends upon its ability to attract and retain key employees and the identification and development of talent to succeed senior management.

Ashland’s success depends on its ability to attract and retain key personnel, and Ashland relies heavily on its management team.  The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect Ashland’s operations.  Also, approximately one-third of Ashland’s U.S. based employees will be retirement-eligible within the next five years, which increases the risk that key employees could leave the Company.  In addition, because of its reliance on its management team, Ashland’s future success depends in part on its ability to identify and develop talent to succeed its senior management.  The retention of key personnel and appropriate senior management succession planning will continue to be critical to the successful implementation of Ashland’s strategies.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact Ashland’s financial performance and restrict its ability to operate its business or execute its strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Ashland’s cost of doing business and restrict its ability to operate its business or execute its strategies.  This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder.

Ashland’s substantial international operations subject it to risks of doing business in foreign countries, which could adversely affect its business, financial condition and results of operations.

About one-third of Ashland’s net sales for fiscal 2010 were to customers outside of North America.  Also, Ashland currently has approximately 50 facilities located outside the United States.  Ashland expects sales from international markets to continue to represent an even larger portion of the Company’s net sales in the future. If the sale of Ashland Distribution is consummated, the Company expects that almost half of its sales will be from outside North America.  Accordingly, Ashland’s business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions.

The global nature of Ashland’s business presents difficulties in hiring and maintaining a workforce in certain countries.  Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries.  In addition, foreign countries may impose additional withholding taxes or otherwise tax Ashland’s foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls. The imposition of tariffs is also a risk that could impair Ashland’s financial performance.

Certain legal and political risks are also inherent in the operation of a company with Ashland’s global scope.  For example, it may be more difficult for Ashland to enforce its agreements or collect receivables through foreign legal systems.  There is a risk that foreign governments may nationalize private enterprises in certain countries where Ashland operates.  In certain countries or regions, terrorist activities and the response to such activities may threaten Ashland’s operations more than in those in the United States.  Also, changes in general economic and political conditions in countries where Ashland operates, particularly in emerging markets, are a risk to Ashland’s financial performance.

 As Ashland continues to operate its business globally, its success will depend in part on its ability to anticipate and effectively manage these and other related risks.  There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse effect on Ashland.

Ashland is responsible for, and has financial exposure to, liabilities from pending and threatened claims, including those alleging personal injury caused by exposure to asbestos, which reduce Ashland’s cash flows and could reduce profitability.

There are various claims, lawsuits and administrative proceedings pending or threatened, including those alleging personal injury caused by exposure to asbestos, against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other matters that seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable.  Ashland’s businesses could be adversely affected by financial exposure to these liabilities.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that its asbestos reserves represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Because of the inherent uncertainties in projecting future asbestos liabilities and establishing appropriate reserves, Ashland’s actual asbestos costs may exceed its reserves, which could adversely affect its profitability and financial performance.

Ashland has incurred, and may continue to incur, substantial operating costs and capital expenditures as a result of environmental, health and safety, and hazardous substances liabilities and requirements, which could reduce Ashland’s profitability.

Ashland is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, and the generation, storage, handling, treatment, disposal and remediation of hazardous substances and waste materials.  Ashland has incurred, and will continue to incur, significant costs and capital expenditures to comply with these laws and regulations.

Environmental, health and safety regulations change frequently, and such regulations and their enforcement have tended to become more stringent over time. Accordingly, the enforcement of environmental, health and safety laws and regulations could interrupt Ashland’s operations, require modifications to its facilities or cause Ashland to incur significant liabilities, costs or losses that could adversely affect the profitability of the Company.  Actual or alleged violations of environmental, health or safety laws and regulations could result in restrictions or prohibitions on plant operations as well as substantial damages, penalties, fines, civil or criminal sanctions and remediation costs.  In addition, under some environmental laws, Ashland may be strictly liable and/or jointly and severally liable for environmental damages and penalties.

Ashland is also subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  Ashland uses engineering studies, historical experience and other factors to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the applicable costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the number and financial strength of other potentially responsible parties at multiparty sites.  As a result, Ashland’s actual costs for environmental remediation could exceed its reserves and, therefore, adversely affect Ashland’s financial performance.

Ashland’s business exposes it to potential product liability claims and recalls, which could adversely affect its financial condition and performance.

The development, manufacture and sales of specialty chemical products by Ashland, including products produced as food ingredients or with pharmaceutical and nutritional supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability claim or judgment against Ashland could also result in substantial and unexpected expenditures, affect consumer or customer confidence in its products, and divert management’s attention from other responsibilities.  Although Ashland maintains product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that Ashland will be able to continue to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product recall or a partially or completely uninsured judgment against Ashland could have a material adverse effect on results of operations and financial condition.

Business disruptions could seriously harm Ashland’s operations and financial performance.

Business disruptions, including those related to natural disasters, severe weather conditions, supply disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, terrorist attacks, armed conflict, war, pandemic diseases or other catastrophic events, could seriously harm Ashland’s operations, as well as the operations of its customers and suppliers, and adversely impact Ashland’s financial performance. Although it is impossible to predict the occurrences or consequences of any such events, they could result in reduced demand for Ashland’s products, make it difficult or impossible for Ashland to manufacture its products or deliver products and services to its customers or to receive raw materials from suppliers, or create delays and inefficiencies in the supply chain.

While Ashland maintains business continuity plans that are intended to allow the Company to continue operations or mitigate the effect of events that could disrupt its business, the Company cannot provide assurances that its plans would fully protect the Company from all such events.  In addition, insurance maintained by the Company to protect against loss of business and other related consequences resulting from business disruptions is subject to coverage limitations, depending on the nature of the risk insured.  This insurance may not be sufficient to cover all of the Company’s damages or damages to others in the event Ashland’s business is disrupted.  In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.

Ashland’s pension and postretirement benefit plan obligations are currently underfunded, and Ashland may have to make significant cash payments to some or all of these plans, which would reduce the cash available for Ashland’s businesses.

Ashland has unfunded obligations under its domestic and foreign pension and postretirement benefit plans.  The funded status of Ashland’s pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations.  Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for Ashland’s businesses.  In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of Ashland’s pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

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

Ashland is undergoing a strategic transformation to focus on investing in and growing its specialty chemicals businesses.  If Ashland is unable to achieve the expected benefits from its growth strategy, its business, financial condition and results of operations could be adversely affected.

Ashland’s strategic objective has been to create a more focused company built around a strong core of specialty chemicals businesses.  Ashland intends to invest in and to grow its specialty chemicals businesses, operating its other businesses to generate strong cash flows to fund this investment.  As a result, Ashland is currently in a transformational period in which it has made and may continue to make changes that could be material to its business, financial condition and results of operations.  Over the past six years, changes have included the disposition of Ashland’s refining and marketing and highway construction businesses, the acquisition of Hercules Incorporated (Hercules) and the proposed sale of the Distribution business.

The success of Ashland’s growth strategy may be limited by, among other things, the availability and suitability of acquisition candidates and Ashland’s financial resources, including available cash and borrowing capacity.  In addition, acquisitions involve numerous risks including determining appropriate valuations, integrating operations and personnel, achieving expected synergies, providing new product or service offerings and dedicating management attention away from other business matters.  Dispositions also involve certain risks, including stranded costs and the possibility that the benefits anticipated from a sale will not be fully realized.  If Ashland is unable to achieve the expected benefits from its growth strategy, the Company’s business, financial condition or results of operations may be adversely affected.

Ashland may not be able to effectively protect or enforce its intellectual property rights.

Ashland relies on the patent, trademark, trade secret and copyright laws of the United States and other countries to protect its intellectual property rights.  The laws of some countries may not protect Ashland’s intellectual property rights to the same extent as the laws of the United States.  Failure of foreign countries to have laws to protect Ashland’s intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in the loss of valuable proprietary information, which could have an adverse effect on Ashland’s business and results of operations.

Even in circumstances where Ashland has a patent on certain technologies, such patents may not provide meaningful protection against competitors or against competing technologies.  In addition, any patent applications submitted by Ashland may not result in an issued patent.  There can be no assurance that Ashland’s intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.  Ashland could also face claims from third parties alleging that Ashland’s products or processes infringe on their proprietary rights.  If Ashland is found liable for infringement, it could be responsible for significant damages, prohibited from using certain products or processes or required to modify certain products and processes.  Any such infringement liability could adversely affect Ashland’s product and service offerings, profitability and results of operations.

Ashland also protects its know-how and trade secrets by entering into confidentiality and non-disclosure agreements with most of its employees and third parties.  There can be no assurance that such agreements will not be breached or that Ashland will be able to effectively enforce them.  Any unauthorized disclosure of any of Ashland’s material know-how or trade secrets could adversely affect Ashland’s business and results of operations.

Ashland’s restrictive debt covenants may affect its ability to operate its business successfully.

The terms of Ashland’s credit facilities and senior unsecured notes contain various provisions that limit its ability to, among other things: grant liens; incur additional indebtedness; provide guarantees or support other contingent obligations; engage in mergers and acquisitions and consolidations; sell, transfer and otherwise dispose of property and assets; make loans, acquisitions, joint ventures and other investments; declare dividends, make distributions or redeem or repurchase capital stock; change the nature of Ashland’s business; and enter into transactions with its affiliates.  These covenants could adversely affect Ashland’s ability to finance its future operations or capital needs and pursue available business opportunities.

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

If an event of default under Ashland’s credit facilities occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of certain of Ashland’s other indebtedness.  If Ashland was unable to pay such amounts, the lenders under its credit facilities could proceed against the collateral pledged to them.  Ashland has pledged a substantial portion of its assets to the lenders under its credit facilities.  If an event of default occurs under the senior unsecured notes, the trustee under the notes or holders of at least 25% of the outstanding aggregate principal amount of notes may declare the principal of the notes and any accrued interest immediately payable, which, in turn, could cause the default and acceleration of the maturity of certain of Ashland’s other indebtedness, including its credit facility.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Ashland’s corporate headquarters is located in Covington, Kentucky.  Principal offices of other major operations are located in Wilmington, Delaware (Functional Ingredients and Water Technologies); Dublin, Ohio (Performance Materials and Distribution); Lexington, Kentucky (Consumer Markets); Barendrecht, the Netherlands; Shanghai, China and Schaffhausen, Switzerland.  All of these offices are leased, except for portions of the Dublin, Ohio facilities that are owned.  Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described within the appropriate business segment under “Item 1” in this annual report on Form 10-K.  All of Ashland’s physical properties are owned or leased.  Ashland believes its physical properties are suitable and adequate for the Company’s business.  Additional information concerning certain leases may be found in Note K of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

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

For additional detailed information regarding liabilities arising from asbestos-related litigation, see “Management’s Discussion and Analysis – Application of Critical Accounting Policies – Asbestos-related litigation” and Note N of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

Environmental Proceedings

(1) CERCLA and Similar State Law Sites – Under CERCLA and similar state laws, Ashland and Hercules may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of September 30, 2010, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 92 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the USEPA or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2)  Multi-Media Environmental Compliance Investigation – In April 2005, Hercules’ Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance investigation by the USEPA and the Virginia Department of Environmental Quality (VADEQ), and in April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a CAA compliance investigation by USEPA and the VADEQ.  In April 2008, the results of both investigations were provided to Hercules.  The investigation uncovered areas of potential noncompliance with various environmental requirements which are being evaluated by Hercules.  While it is reasonable to believe that these matters could potentially involve penalties exceeding $100,000, the potential liability with respect to these matters should not be material to Ashland.

(3)  Hattiesburg, Mississippi Notice of Violation from MDEQ – In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a storm water retention basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the RCRA.  Ashland is working with MDEQ to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  MDEQ has proposed to Ashland a settlement penalty in excess of $100,000.  While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

(4)  Louisiana, Missouri Air Inspection and Penalty Assessment – In 2007, the USEPA conducted an inspection of Hercules’ Louisiana, Missouri production facility for compliance with the CAA’s Leak Detection and Repair regulations.  Hercules subsequently provided additional information to the USEPA in response to matters identified during the inspection close-out meeting.  In July 2010, USEPA issued an offer of settlement and a proposed penalty assessment in excess of $100,000 to address alleged violations.  Ashland is working with USEPA to address the allegations.  While it is reasonable to believe that this matter could potentially involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

For additional information regarding environmental matters and reserves, see “Management’s Discussion and Analysis – Application of Critical Accounting Policies – Environmental remediation” and Note N of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K.

Other Pending Legal Proceedings

In addition to the matters described, there are various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, environmental and other matters that seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable with assurance.

ITEM 4.  (REMOVED AND RESERVED)

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND

The following is a list of Ashland’s executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer and the current members of Ashland’s Executive Committee).

JAMES J. O’BRIEN (age 56) is Chairman of the Board, Chief Executive Officer and a Director of Ashland and has served in such capacities since 2002.

LAMAR M. CHAMBERS (age 56) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 2008.  During the past five years, he has also served as Vice President and Controller of Ashland.

DAVID L. HAUSRATH (age 58) is Senior Vice President and General Counsel of Ashland and has served in such capacities since 2004 and 1999, respectively.  During the past five years, he has also served as Secretary of Ashland.

ROBERT M. CRAYCRAFT, II (age 41) is Vice President of Ashland and President of Distribution and has served in such capacities since 2008.  During the past five years, he has also served as Vice President-U.S. Chemicals of Distribution and Senior Vice President and General Manager-Retail Business of Consumer Markets.

SUSAN B. ESLER (age 49) is Vice President, Human Resources and Communications of Ashland and has served in such capacity since 2006.  During the past five years, she has also served as Vice President - Human Resources of Ashland.

THEODORE L. HARRIS (age 45) is Vice President of Ashland; President, Global Supply Chain and Environmental, Health and Safety; and President of Performance Materials and has served in such capacities since 2006, 2008 and 2009, respectively.  During the past five years, he has also served as Vice President of Information Technology, President of Distribution and Vice President and General Manager of the Composite Polymers Division of Ashland.

J. WILLIAM HEITMAN (age 56) is Vice President and Controller of Ashland and has served in such capacities since 2008.  During the past five years, he has also served as Controller of the North American Operations of The Goodyear Tire & Rubber Company.

SAMUEL J. MITCHELL, JR. (age 49) is Vice President of Ashland and President of Consumer Markets and has served in such capacities since 2002.

JOHN E. PANICHELLA (age 51) is Vice President of Ashland and President of Functional Ingredients and has served in such capacities since 2008.  During the past five years, he has also served as Vice President and President-Aqualon Division of Hercules and Vice President and General Manager-Americas of General Electric Water & Process Technologies.

PAUL C. RAYMOND, III (age 48) is Vice President of Ashland and President of Water Technologies and has served in such capacities since 2008.  During the past five years, he has also served as Vice President, President-Paper Technologies and Ventures Division and President-Pulp and Paper Division of Hercules.

ANNE T. SCHUMANN (age 50) is Vice President and Chief Information and Administrative Services Officer of Ashland and has served in such capacities since 2008 and 2009, respectively.  During the past five years, she has also served as Vice President, Acquisition Integration of Ashland and Vice President, Information Technology and Human Resources and Vice President, Shared Services Center of Hercules.

WALTER H. SOLOMON (age 51) is Vice President and Chief Growth Officer of Ashland and has served in such capacities since 2005.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See Quarterly Financial Information on page F-50 for information relating to market price and dividends of Ashland’s Common Stock.

At October 31, 2010, there were approximately 16,132 holders of record of Ashland’s Common Stock.  Ashland Common Stock is listed on the New York Stock Exchange (NYSE) (ticker symbol ASH) and has trading privileges on NASDAQ.

There were no sales of unregistered securities required to be reported under Item 701 of Regulation S-K and Ashland made no purchases of Ashland Common Stock during the fourth quarter of fiscal 2010.

FIVE-YEAR TOTAL RETURN PERFORMANCE GRAPH

The following graph compares Ashland’s five-year cumulative total shareholder return with the cumulative total return of Standard & Poor’s 500 Index, Standard & Poor’s 400 Midcap Index and a peer group of companies.  Ashland was listed in the S&P 500 Index until November 2008 and is now listed in the S&P 400 Midcap Index.  The cumulative total shareholder return for each of these groups assumes the reinvestment of dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASHLAND, S&P 500 INDEX, S&P 400 MIDCAP INDEX, AND PEER GROUP

	2005	2006	2007	2008	2009	2010
Ashland 1	100	117	129	65	97	111
S&P 500	100	111	129	101	94	103
S&P 400 Midcap	100	107	127	105	102	120
Peer Group 2	100	107	134	124	142	173

1	Ashland’s former Transportation Construction operations consisted of Ashland Paving And Construction, Inc. which was sold on August 28, 2006, to Oldcastle Materials, Inc.

2	Ashland’s Peer Group five-year cumulative total return index reflects Transportation and Construction peers for fiscal 2006.

The peer group consists of the following industry indices:

∙
Specialty Chemical Production, Distribution, and Motor Oil and Car Care Products Portfolio: Standard & Poor’s 500 Specialty Chemicals (Large-Cap), Standard & Poor’s 400 Specialty Chemicals (Mid-Cap), Standard & Poor’s 600 Specialty Chemicals (Small-Cap), and Standard & Poor’s 400 Diversified Chemicals (Mid-Cap).

∙
Highway Construction Portfolio, for fiscal 2006 only: Standard & Poor’s 500 Construction Materials (Large-Cap), Standard & Poor’s 400 Construction Materials (Mid-Cap), and Standard & Poor’s 600 Construction Materials (Small-Cap).

As of September 30, 2010, the aforementioned indices consisted of 28 companies.  The annual returns for the companies or indices in each of the portfolios have been weighted by their respective beginning-of-year market capitalization.  Each portfolio is then weighted to reflect Ashland’s annual invested capital in each of these lines of business with the annual return for the peer group represented by the sum of these weighted portfolios.

ITEM 6.  SELECTED FINANCIAL DATA

See Five-Year Selected Financial Information on page F-51.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-33.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Quantitative and Qualitative Disclosures about Market Risk on page M-33.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of September 30, 2010, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010.

Internal Control — See Management’s Report on Internal Control Over Financial Reporting on page F-2 and the Reports of Independent Registered Public Accounting Firms on pages F-3 and F-4.

Changes in Internal Control Over Financial Reporting — There has been no change in Ashland’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, Ashland’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information to appear under the captions “Election of Directors” and “Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance” in Ashland’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2010.  See also the list of Ashland’s executive officers and related information under “Executive Officers of Ashland” in Part I - Item X in this annual report on Form 10-K.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is hereby incorporated by reference the information to appear under the captions “Ashland Common Stock Ownership of Certain Beneficial Owners,” “Ashland Common Stock Ownership of Directors and Executive Officers of Ashland” and “Equity Compensation Plan Information” in Ashland’s Proxy Statement.

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

Schedules other than that listed have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.  Separate financial statements of unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually.  Summarized financial information for such affiliates is disclosed in Note E of “Notes to Consolidated Financial Statements.”

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
Agreement of Resignation, Appointment and Acceptance, dated as of November 30, 2006, by and among Ashland, Wilmington Trust Company (Wilmington) and Citibank, N.A. (Citibank) whereby Wilmington replaced Citibank as Trustee under the Indenture dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank (filed as Exhibit 4 to Ashland’s Form 10-Q for the quarter ended December 31, 2006, and incorporated herein by reference).

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

10.7	-
Hercules Incorporated Long Term Incentive Compensation Plan (as Amended and Restated) (filed as Exhibit 10.2 to Ashland’s Form 10-Q for the quarter ended December 31, 2008, and incorporated herein by reference).

10.8	-	Amended and Restated Hercules Deferred Compensation Plan.

10.9	-	Hercules Incorporated Employee Pension Restoration Plan.

10.10	-	Form of Chief Executive Officer Change in Control Agreement (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on January 7, 2009, and incorporated herein by reference).

10.11	-	Form of Executive Officer Change in Control Agreement (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on January 7, 2009, and incorporated herein by reference).

10.12	-
Form of Executive Officer Change in Control Agreement, effective for agreements entered into after July 2009 (filed as Exhibit 10.11 to Ashland’s Form 10-K for the fiscal year ended September 30, 2009, and incorporated herein by reference).

10.13	-	Ashland Inc. Severance Pay Plan (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on January 7, 2009, and incorporated herein by reference).

10.14	-	Employment Agreement between Ashland and John E. Panichella (filed as Exhibit 10.14 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

10.15	-	Employment Agreement between Ashland and Paul C. Raymond, III (filed as Exhibit 10.15 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).

10.16	-
Form of Indemnification Agreement between Ashland and members of its Board of Directors (filed as Exhibit 10.10 to Ashland’s annual report on Form 10-K for fiscal year ended September 30, 2005, and incorporated herein by reference).

10.17	-	Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit 10.17 to Ashland’s Form 10-K for the fiscal year ended September 30, 2009, and incorporated herein by reference).

10.18	-	2006 Ashland Inc. Incentive Plan (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).

10.19	-	Form of Notice granting Stock Appreciation Rights Awards.

10.20	-	Form of Notice granting Restricted Stock Awards (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

10.21	-
Credit Agreement dated as of March 31, 2010 among Ashland, Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, the other Lenders party thereto, and Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on April 6, 2010, and incorporated herein by reference).

10.22	-
Amended and Restated Transfer and Administration Agreement dated as of March 31, 2010 among CVG Capital II LLC, Ashland, each of Liberty Street Funding LLC, Market Street Funding LLC and Three Pillars Funding LLC, as Conduit Investors and Uncommitted Investors, The Bank of Nova Scotia, as Agent, a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, and the Letter of Credit Issuers, Managing Agents, Administrators, Uncommitted Investors and Committed Investors parties thereto from time to time (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on April 6, 2010, and incorporated herein by reference).

10.23	-	Sale Agreement dated as of November 13, 2008 among Ashland and CVG Capital II LLC (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on November 19, 2008, and incorporated herein by reference).

10.24	-
First Amendment to Sale Agreement dated as of March 31, 2010, between Ashland and CVG Capital II LLC (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on April 6, 2010, and incorporated herein by reference).

10.25	-
Purchase Agreement for the $650 Million 9 1/8% Senior Notes due 2017, dated May 19, 2009, between Ashland and Banc of America Securities, LLC, Scotia Capital (USA) Inc. and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.26	-
Master Formation Agreement dated July 15, 2010, among Ashland, Süd-Chemie Aktiengesellschaft and Ashland-Südchemie-Kernfest GmbH (pursuant to Item 601(b)(2) of Regulation S-K, exhibits and schedules to the Master Formation Agreement have been omitted; exhibits and schedules will be supplementally provided to the SEC upon request).

10.27	-
Master Contribution and Sale Agreement dated July 15, 2010, among Ashland, Ashland International Holdings, Inc., Süd-Chemie Aktiengesellschaft, Tecpro Holding Corporation Inc. and Ashland-Südchemie-Kernfest GmbH (pursuant to Item 601(b)(2) of Regulation S-K, exhibits and schedules to the Master Contribution and Sale Agreement have been omitted; exhibits and schedules will be supplementally provided to the SEC upon request).

10.28	-
Agreement of Purchase and Sale dated November 5, 2010, by and between Ashland Inc. and TPG Accolade, LLC (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on November 10, 2010, and incorporated herein by reference).

11	-	Computation of Earnings Per Share (appearing in Note A of “Notes to Consolidated Financial Statements” in this annual report on Form 10-K).

12	-	Computation of Ratio of Earnings to Fixed Charges.

21	-	List of Subsidiaries.

23.1	-	Consent of PricewaterhouseCoopers LLP.

23.2	-	Consent of Ernst & Young LLP.

23.3	-	Consent of Hamilton, Rabinovitz & Associates, Inc.

24	-	Power of Attorney.

31.1	-	Certification of James J. O’Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Lamar M. Chambers, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Income for years ended September 30, 2010, 2009 and 2008; (ii) Consolidated Balance Sheets at September 30, 2010 and 2009; (iii) Statements of Consolidated Stockholders’ Equity at September 30, 2010, 2009 and 2008; (iv) Statements of Consolidated Cash Flows for the years ended September 30, 2010, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

™ Trademark Ashland or its subsidiaries, registered in various countries.
† Trademark owned by a third party.

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
By:
/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer
Date: November 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 22, 2010.

Signatures	Capacity

/s/ James J. O'Brien	Chairman of the Board, Chief Executive Officer and Director
James J. O'Brien	(Principal Executive Officer)

/s/ Lamar M. Chambers	Senior Vice President and Chief Financial Officer
Lamar M. Chambers	(Principal Financial Officer)

/s/ J. William Heitman	Vice President and Controller
J. William Heitman	(Principal Accounting Officer)

*	Director
Roger W. Hale

*	Director
Bernadine P. Healy

*	Director
Kathleen Ligocki

*	Director
Vada O. Manager

*	Director
Barry W. Perry

*	Director
Mark C. Rohr

*	Director
George A. Schaefer, Jr.

*	Director
Theodore M. Solso

*	Director
John F. Turner

*	Director
Michael J. Ward

*By:	/s/ David L. Hausrath
David L. Hausrath
Attorney-in-Fact

Date:	November 22, 2010

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2010, 2009 and 2008.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global specialty chemicals company that provides products, services and solutions that meet customer needs throughout a variety of industries.  With approximately 14,500 employees worldwide, Ashland serves customers in more than 100 countries.

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

Ashland’s sales generated outside of North America were 33% in 2010, 32% in 2009 and 29% in 2008.  Sales by region expressed as a percentage of total consolidated sales were as follows:

Sales by Geography	2010	2009 (a)	2008
North America	67%	68%	71%
Europe	21%	20%	21%
Asia Pacific	8%	8%	5%
Latin America & other	4%	4%	3%
	100%	100%	100%

(a)   Sales from the acquired operations of Hercules are included herein from November 14, 2008.

Business segments

Ashland’s reporting structure is composed of five reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), Ashland Hercules Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials), Ashland Consumer Markets (Consumer Markets) and Ashland Distribution (Distribution).  For further descriptions of each business segment see the “Results of Operations – Business Segment Review” beginning on page M-10.

The contribution to sales by each business segment expressed as a percentage of total consolidated sales were as follows:

Sales by Business Segment	2010	2009 (a)	2008
Functional Ingredients	10%	10%	n/a
Water Technologies	20%	20%	11%
Performance Materials	14%	13%	19%
Consumer Markets	19%	20%	19%
Distribution	37%	37%	51%
	100%	100%	100%

(a)   Sales from the acquired operations of Hercules are included herein from November 14, 2008.

KEY DEVELOPMENTS

During 2010 and other previous periods, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Economic environment

Despite a sluggish overall economic environment worldwide, Ashland’s financial performance during 2010 reflected improved demand within the markets it serves, as all of the business segments have reported increased volume levels, on a comparable basis, from the 2009 period, which was severely affected by a significant decline in demand from 6% to 22% across all of its business segments.  Ashland has continued to emphasize product pricing to offset significant raw material cost increases in the most recent period, while internally assessing operations for cost reduction opportunities, to optimize cash flow generation and improve financial flexibility, positioning the company for future opportunities.

Cost-structure efficiency and Hercules integration programs

During 2010, Ashland successfully completed its last major step in the integration of Hercules by integrating its enterprise resource planning (ERP) system within the business units acquired as part of this acquisition.  Additionally, Ashland continued the progress on the specific cost-structure efficiency programs implemented in 2008 and 2009 and is targeting these programs to be completed during fiscal 2011.

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

A summary of each program, along with initial targeted savings and status as of September 30, 2010, is as follows:

2008 Program – Originally intended to produce annualized cost savings of $40 million by the end of 2009, primarily within the Water Technologies and Performance Materials businesses, this program was expanded to $85 million by the end of 2009.  Essentially all cost savings initiatives related to this program had been achieved as of the end of fiscal 2009.

Integration Program – Originally intended to produce synergy cost savings of $50 million, this program was expanded to $130 million in expected synergy savings by the end of 2010.  As of the end of fiscal 2009, Ashland had achieved essentially all of the total run rate cost savings associated with this program.

2009 Program – Originally intended to produce reduced costs (including various plant and operational efficiencies and significant reductions in travel and entertainment expenses) of $85 million.  This program was expanded to $185 million and included a specific $27 million cost reduction program within Distribution to realign the cost structure of this business and additional continued efforts to resize Ashland to match the current global economic demand.  As of the end of fiscal 2010, Ashland had achieved essentially all of the total run rate cost savings associated with this program.  Other items included in the program announced in January 2009, but not part of the totals above, reduced costs during 2009 only.  These items primarily included:

•	Freezing wage and salaries globally for 2009, except where legally mandated otherwise, with savings of approximately $25 million; and

•
Implementing a two-week furlough program for most U.S. and Canadian based employees, that was essentially completed in June of 2009, and several other job and benefits related actions.  Furlough program savings for 2009 totaled approximately $25 million.

Combined with previous operational redesigns (2008 Program) completed during 2009, Ashland has achieved run rate cost reductions of $425 million through September 30, 2010, an increase of $70 million from the September 30, 2009 run rate cost reductions achieved, which exceeded the previously targeted run rate cost savings of $400 million estimated for these cost reduction initiatives.  The cumulative effect of these restructuring activities has resulted in 12 permanent facility closings through the end of fiscal 2010, and in total has reduced the global workforce by over 2,000 employees, or approximately 13%, exceeding the previous estimate by over 100 employees.  The total restructuring cost incurred under the cost-structure efficiency programs for the twelve months ended September 30, 2010 was $4 million, and was classified within the selling, general and administrative expense caption.  The total restructuring cost incurred under the cost-structure efficiency programs for the twelve months ended September 30, 2009 was $96 million, of which $75 million during 2009 had been charged as an expense within the Statement of Consolidated Income, consisting of $58 million classified within the selling, general and administrative expense caption and $17 million of accelerated depreciation charged to the cost of sales caption.  The remaining cost of $21 million related to established severance reserves associated with Hercules personnel which qualified for purchase method of accounting in accordance with U.S. GAAP, had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods, which could include additional charges related to severance, plant closings, reassessed pension plan valuations or other items.  For further information on Ashland’s cost-structure efficiency and Hercules’ integration programs, see Note F of Notes to Consolidated Financial Statements.

In addition to the programs described above, during 2010, Performance Materials incurred a severance charge of $11 million and accelerated depreciation expense of $6 million.  This was primarily related to reductions in production capacity, as part of Ashland’s continued effort to optimize its cost structure with the current market demand.

Debt repayments and Senior Credit Facilities refinancing

During 2010, Ashland reduced total debt by $389 million to $1,224 million at September 30, 2010, which is a $1,244 million reduction from the total debt outstanding as of the purchase date of the Hercules acquisition in November 2008.  The total debt reduction was primarily funded by operating cash flows and resulted in Ashland achieving its targeted debt level capital structure goal approximately two years earlier than expected.

On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other Lenders party thereto (the Senior Credit Agreement).  The Senior Credit Agreement provided for an aggregate principal amount of $850 million in senior secured credit facilities (the Senior Credit Facilities), consisting of a $300 million four-year Term Loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the Term Loan A facility were used, together with proceeds from the accounts receivable securitization facility described below, and cash on hand to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the Senior Credit Facilities and the related transactions.  The new revolving credit facility will provide ongoing working capital and will be used for other general corporate purposes as well as support for the issuance of letters of credit.  The new Senior Credit Agreement has more favorable terms as compared to the previously existing senior credit facility, including less restrictive covenants, which includes the removal of covenants associated with consolidated net worth and capital expenditure limits, and lower interest rates.  In conjunction with the new Senior Credit Agreement, Ashland expanded the availability of the accounts receivable securitization facility from $200 million to $350 million, subject to available funding from qualifying receivables.  For further information on the new Senior Credit Agreement and accounts receivable securitization, see the “Liquidity” section of the “Financial Position” discussion and Note I of Notes to Consolidated Financial Statements.

Corporate credit ratings

During 2010, Ashland’s corporate credit ratings were upgraded by both Standard & Poor’s and Moody’s Investor Services from BB- and Ba2, respectively, at September 30, 2009 to BB+ and Ba1, respectively, at September 30, 2010 with an outlook of positive from Standard & Poor’s and positive from Moody’s Investor Services.

Both rating agencies cited Ashland’s positive cash flows since the Hercules acquisition and Ashland’s significant debt reduction as major factors in these ratings actions.  Ashland’s ability to access capital markets to provide liquidity has remained largely unchanged as a result of these ratings actions; however, the improved corporate credit ratings, along with improvements in the credit markets and Ashland’s financial performance, has allowed, and should continue in the future to allow, Ashland to borrow on more favorable terms, including less restrictive covenants and lower interest rates.

Acquisitions/Divestitures

Süd-Chemie joint venture agreement

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction will combine three businesses:  Ashland’s Casting Solutions business group, the Foundry-Products and Specialty Resins business unit of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing fifty-percent owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland only recognizes equity income of the joint venture within its consolidated results.  Ashland’s Casting Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recently completed fiscal year.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie to be contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year.

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

The transaction is expected to close by the end of the calendar year, subject to customary closing conditions, including regulatory review.  At closing, the joint venture is expected to distribute a cash payment to Ashland of approximately 19 million euros.  During the period in which the transaction closes, Ashland is expecting to recognize a gain, primarily attributable to the fair value remeasurement of the net assets contributed to the new joint venture exceeding the recorded values.

Ara Quimica acquisition

In April 2010, Ashland acquired the remaining 50% interest in Ara Quimica S.A. (Ara Quimica), a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica, which it recorded as an equity-method investment within the Performance Materials reporting segment.  Ara Quimica reported sales of approximately $50 million from its most recent fiscal year ended December 31, 2009.  Ashland recognized a pretax gain of $23 million as a result of revaluing its existing equity interest held in Ara Quimica before the business combination.  The gain was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.

Pinova divestiture

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million five-year promissory note from TorQuest Partners.  The Pinova business, with annual revenues of approximately $85 million per year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  The transaction resulted in a pretax gain of less than $1 million, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As part of this transaction, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

Drew Marine divestiture

In August 2009, Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax, which was subsequently reduced by $4 million after giving affect to post-closing adjustments related primarily to working capital.  Drew Marine businesses had annual sales of approximately $140 million per year.  The transaction resulted in an initial pretax gain of $56 million during 2009, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As part of this transaction, Ashland has agreed to continue to manufacture certain products on behalf of Drew Marine.

Hercules acquisition

In November 2008, Ashland acquired Hercules Incorporated.  The transaction was valued at $2,594 million and included $798 million of debt assumed in the acquisition.  As part of the financing arrangement for the transaction, Ashland borrowed $2,300 million, which included $100 million drawn on the $400 million revolving credit facility, a $400 million Term Loan A facility, an $850 million Term Loan B facility, and a $200 million accounts receivable securitization facility.  This debt has been reduced significantly since the original date of the acquisition and was refinanced in March of 2010.  In addition, an initial $750 million bridge loan that was borrowed at the closing of this transaction was subsequently replaced with the issuance of $650 million senior unsecured bonds in May 2009.  Ashland also retained $205 million of assumed Hercules debt.

Quarterly dividend increased

In May 2010, the Board of Directors of Ashland announced a quarterly dividend increase to 15 cents per share effective with the dividend payment on June 15, 2010 to eligible shareholders of record.  This amount was double the previous quarterly dividend of 7.5 cents per share paid since November 2008.  This increase reflected the progress made over the past two years in integrating the Hercules acquisition, paying down debt, creating operating leverage, executing Ashland’s business strategies, and Ashland’s confidence in future cash generation.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of non-GAAP measures

Based on clarification and interpretive guidance from the Securities and Exchange Commission regarding the use of non-GAAP measures, Ashland has included within this document certain non-GAAP measures which include EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma affects for significant acquisitions or divestitures, as applicable), adjusted EBITDA margin (adjusted EBITDA divided by sales, which can include pro forma adjustments) and free cash flow (cash flows by operating activities from continuing operations minus cash dividends paid and additions to property, plant and equipment).  Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.  Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  In addition, certain financial covenants related to Ashland’s Senior Credit Agreement are based on similar non-GAAP measures.  The non-GAAP information provided is unique to Ashland and may not be consistent with the methodologies used by other companies.

Consolidated review

Net income

Ashland’s net income amounted to $332 million in 2010, $71 million in 2009 and $167 million in 2008, or $4.18, $.96 and $2.63 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing (expense) income, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.  Income from continuing operations, which excludes results from discontinued operations, amounted to $301 million in 2010, $78 million in 2009 and $175 million in 2008, or $3.79, $1.07 and $2.76 per diluted earnings per share, respectively.

Ashland incurred pretax net interest and other financing expense of $197 million and $205 million during 2010 and 2009, respectively, as compared to net interest and other financing income of $28 million in 2008.  Included within 2010 was an additional $66 million of accelerated amortization for deferred debt issuance costs and prepayment penalties associated with the Senior Credit Facility refinancing during March 2010.  Included within 2009 was $18 million of accelerated amortization, of which $10 million related to debt issuance costs associated with the bridge loan payoff in May 2009 and $8 million related to debt issuance costs for prepayments made on both the Term Loans A and B facilities during 2009.  The decrease in interest expense during 2010 compared to 2009 was primarily attributable to a lower weighted-average rate of borrowing due to Ashland’s refinancing of debt, as well as approximately $400 million in debt reduction.  The increase in interest expense during 2009 compared to 2008 was attributable to the debt issued in conjunction with the financing of the Hercules acquisition.

The effective income tax rates of 23.2% for 2010 and 50.6% for 2009 were significantly affected by a number of discrete items discussed in further detail within the income tax expense caption discussion below in the comparative Statement of Consolidated Income analysis.  The effective tax rate of 32.9% for 2008 was also impacted by several nonrecurring items during the year as well as the resolution of specific foreign and domestic tax matters, but to a lesser extent than during 2010 and 2009.

Discontinued operations, which are reported net of taxes, resulted in $31 million of income during 2010 and losses of $7 million and $8 million in 2009 and 2008, respectively.  Each year had various adjustments related to previously recorded divestiture gains as well as updates to the asbestos liability and receivable models, which in 2010 included an income adjustment of $9 million after-tax related to an agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.

Ashland reported significant nonrecurring items in both 2010 and 2009 that were not classified in operating income.  These items in 2010 included a $23 million pretax gain as a result of remeasuring Ashland’s previously held 50% equity interest in Ara Quimica offset by a $5 million pretax charge as a result of the Patient Protection and Affordable Care Act included within the net gain on acquisitions and divestitures caption of the Statement of Consolidated Income.  These items in 2009 included a $56 million pretax gain from the sale of Drew Marine, which was also reported within the net gain on acquisitions and divestitures caption of the Statement of Consolidated Income, as well as a $54 million pretax loss related to cross-currency swaps and a $32 million pretax loss on auction rate securities, which were both caused by the Hercules acquisition and reported within the other income and (expense) caption of the Statement of Consolidated Income.  Ashland did not have any qualifying unusual or nonrecurring items in 2008.

Operating income

Operating income amounted to $566 million in 2010, $390 million in 2009 and $213 million in 2008.  Operating income results in 2010 compared to 2009 included an additional $24 million of operating income from the additional 44 day period the businesses of Hercules (acquired on November 13, 2008) were owned in 2010 as compared to 2009.  Additionally, the current year included a $17 million restructuring charge for plant closure costs associated with capacity reductions in the composites line of business within Performance Materials.  The results in 2009 included $47 million in nonrecurring purchase accounting adjustments related to inventory and in-process research and development associated with the Hercules acquisition and $54 million in severance charges for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.  Excluding the items above, operating results improved from 2009 due partially to Ashland’s focus on cost control and price management over the past year.  This cost control and price management, along with significant sales growth from increased volumes within all of Ashland’s business segments, after excluding the effect of acquisitions and divestitures as compared to 2009, helped mitigate the effect of substantial raw material cost increases.

Operating results in 2009 compared to 2008 increased as the acquisition of Hercules businesses increased operating income by approximately $49 million in 2009, despite $47 million in nonrecurring purchase accounting charges related to inventory fair value adjustments and in-process research and development.  In addition, Ashland incurred $75 million for severance charges and accelerated depreciation for the ongoing integration and reorganization from the Hercules acquisition and other cost-structure efficiency programs.  These items, along with significant volume declines across all business segments, severely affected operating results as compared to 2008 for legacy Ashland businesses, but were more than offset by aggressive cost reductions, lower raw materials costs and the affects of price increases, particularly within the Consumer Markets segment.

Operating income for 2010, 2009 and 2008 included depreciation and amortization (including a $10 million in-process research and development charge during 2009) of $304 million, $339 million and $145 million, respectively.  EBITDA totaled $870 million, $729 million and $358 million for 2010, 2009 and 2008, respectively.  As a result of the Hercules acquisition, adjusted EBITDA results in the table below have been prepared to illustrate the ongoing affects of Ashland’s acquisition of Hercules, which include the exclusion of certain charges, assuming the acquisition had been consummated on October 1, 2007.  Adjusted EBITDA also excludes other key items, such as severance and restructuring, as management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  The inventory fair value adjustment of $37 million in 2009 relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will no longer occur.  The Hercules business results of $35 million and $381 million in 2009 and 2008, respectively, relate to the operating income earned and depreciation and amortization expense for 2009 and 2008 during the period in which Ashland did not yet own this business.

(In millions)	2010	2009	2008
Operating income	$566	$390	$213
Depreciation and amortization (a)	304	339	145
EBITDA	870	729	358
Severance	11	54	9
Distribution environmental reserve adjustment	6	-	-
Inventory fair value adjustment	-	37	-
Results of the Hercules business prior to acquisition	-	35	381
Plant closing costs	-	4	-
Currency gain on intracompany loan	-	(5)	-
Ashland-Cargill JV write-off and other due diligence costs	-	-	8
Adjusted EBITDA	$887	$854	$756

(a)	Includes a $10 million charge for purchased in-process research and development in 2009.

Statement of consolidated income – caption review

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the years ended September 30, 2010, 2009 and 2008.

(In millions)	2010	2009	2008	2010 change	2009 change
Sales	$9,012	$8,106	$8,381	$906	$(275)

Sales for 2010 increased $906 million, or 11%, compared to 2009 primarily as a result of increases in volume, favorable currency exchange rates, and disciplined pricing management to offset increases in raw material costs.  During 2010, Ashland experienced solid volume growth as all operating segments reported volume increases, after excluding the effect of acquisitions and divestitures, which increased sales $603 million, or 8%.  Favorable currency exchange rates increased sales $105 million, or 1%, while net price and product mix increased sales by $91 million, or 1%.  An additional increase in sales of $107 million, or 1%, occurred in 2010 from net acquisitions and divestitures attributable to the November 2008 acquisition of Hercules, the August 2009 divestiture of Drew Marine, the January 2010 divestiture of Pinova, and the April 2010 purchase of Ara Quimica.

Sales for 2009 decreased $275 million, or 3%, compared to 2008.  Sales in 2009 included $1,709 million, or 20%, related to the acquired Hercules businesses.  Significant volume declines across all businesses substantially decreased sales by $1,585 million, or 19%, with unfavorable currency exchange rates decreasing sales by $292 million, or 3%, compared to 2008.  Price declines and unfavorable product mix of $189 million, or 2%, also reduced sales compared to 2008 as successful price management within Consumer Markets and Water Technologies were more than offset by price declines within Performance Materials and Distribution.  Sales from the acquisition of the pressure-sensitive adhesive and atmospheric emulsions business of Air Products and Chemicals, Inc. (Air Products) within Performance Materials in June 2008 contributed an additional $82 million, or 1%, in 2009.

(In millions)	2010	2009	2008	2010 change	2009 change
Cost of sales	$7,012	$6,317	$7,056	$695	$(739)
Gross profit as a percent of sales	22.2%	22.1%	15.8%

Cost of sales for 2010 increased $695 million, or 11%, compared to 2009 primarily due to increases in volume and price. Volume increased cost of sales by $397 million, or 7%, while rising raw material costs increased cost of sales an additional $173 million, or 3%, as savings achieved by Ashland’s cost reduction programs were unable to offset the increases in raw material costs during 2010.  Currency exchange, due to the weakening of the U.S. dollar as compared to 2009, increased cost of sales by $74 million, or 1%, while the net acquisitions and divestitures impact of Hercules, Drew Marine, Pinova and Ara Quimica represented an $82 million, or 1%, increase in cost of sales for 2010.  Change in product mix decreased cost of sales by $31 million, or 1%.

Cost of sales for 2009 decreased $739 million, or 11%, as increases related to the acquisitions of Hercules and Air Products were more than offset by significant declines in volume and raw material costs in 2009 as compared to 2008.  The acquisitions of Hercules and Air Products represented a $1,308 million, or 18%, increase in cost of sales for 2009, which includes a nonrecurring charge of $37 million associated with the inventory fair value adjustment of Hercules’ acquired inventory.  Additionally, a change in product mix increased cost of sales by $18 million.  Significant volume declines reduced cost of sales by $1,276 million, or 18%, while currency exchange, due to the strengthening of the U.S. dollar’s average as compared to 2008, reduced cost of sales by $224 million, or 3%.  Decreases in raw material costs contributed an additional $565 million, or 8%, decline in cost of sales.  Gross profit margin increased by 6.3 percentage points compared to 2008 as a result of the Hercules acquisition, which included higher margin businesses, the mix of higher margin products sold during 2009 and improved pricing, particularly within Consumer Markets.

(In millions)	2010	2009	2008	2010 change	2009 change
Selling, general and administrative expense	$1,399	$1,341	$1,118	$58	$223
As a percent of sales	15.5%	16.5%	13.3%

Selling, general and administrative expenses for 2010 increased 4% compared to 2009, however, expenses as a percent of sales decreased 1.0 percentage point, as Ashland was able to leverage 11% sales growth through strict cost management efforts.  Expenses impacting the comparability of 2010 compared to 2009 included $4 million and $58 million for severance and restructuring charges during 2010 and 2009, respectively, primarily due to the ongoing integration and reorganization from the Hercules acquisition, and a $21 million reduction in expenses during 2009 as a result of the employee furlough program.  In addition, 2009 excluded approximately $50 million of costs related to the former Hercules businesses due to the timing of the acquisition (44 days into the first quarter).  Currency exchange also increased expenses by an additional $18 million, while the remaining increase related primarily to increases in incentive compensation during 2010 compared to 2009.

Selling, general and administrative expenses for 2009 increased 20% compared to 2008, with expenses as a percent of sales increasing 3.2 percentage points as the acquisition of Hercules businesses and several key charges increased this percentage.  Expenses impacting the comparability of 2009 as compared to 2008 include $58 million in severance and restructuring charges, primarily due to the ongoing integration and reorganization from the Hercules acquisition.  The acquisitions of Hercules and Air Products added $348 million in selling, general and administrative expenses (excluding the severance and restructuring charges) as compared to 2008.  Ashland’s cost reduction initiatives and other items reduced expenses by $138 million from 2008, while currency exchange effects reduced selling, general and administrative expenses by $45 million.  For further information on cost saving initiatives see the “Key Fiscal 2009 Developments” discussion within Management’s Discussion and Analysis as well as Note F of Notes to Consolidated Financial Statements.

				2010	2009
(In millions)	2010	2009	2008	change	change
Research and development expense	$86	$96	$48	$(10)	$48

Research and development expenses for 2010 decreased as compared to 2009 primarily as a result of a $10 million charge related to the purchased in-process research and development projects at Hercules as of the acquisition date that occurred in 2009.

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

				2010	2009
(In millions)	2010	2009	2008	change	change
Equity and other income
Equity income	$19	$14	$23	$5	$(9)
Other income	32	24	31	8	(7)
	$51	$38	$54	$13	$(16)

Total equity and other income increased 34% during 2010 compared to 2009.  The increase in 2010 primarily relates to increased equity income from various joint venture affiliations and other income attributable to Consumer Markets, Performance Materials and other corporate activities.

Total equity and other income decreased 30% during 2009 compared to 2008.  The decrease in 2009 primarily relates to decreased equity income from joint ventures associated with Performance Materials, which was severely impacted by significant declines in global demand in 2009.

				2010	2009
(In millions)	2010	2009	2008	change	change
Net interest and other financing (expense) income
Interest expense	$(198)	$(215)	$(9)	$17	$(206)
Interest income	12	21	40	(9)	(19)
Other financing costs	(11)	(11)	(3)	-	(8)
	$(197)	$(205)	$28	$8	$(233)

The combined decrease, excluding interest income, in interest expense and other financing costs of $17 million in 2010 compared to 2009 is a result of the significant decrease in debt outstanding of approximately $400 million compared to 2009 and a lower weighted-average interest rate as a result of the Senior Credit Facility debt refinanced during 2010.  Additionally, 2010 included $66 million of accelerated amortization of debt issuance costs and prepayment penalties associated with the Senior Credit Facility refinancing.  Excluding this charge and the $18 million of accelerated amortization for the bridge loan extinguishment and prepayments made on both Term A and Term B facilities, interest expense and other financial costs decreased by $65 million during 2010.  In conjunction with the Hercules acquisition, interest income in 2010 compared to 2009 also declined, as part of the funding to complete the acquisition was paid from Ashland’s existing liquid investments in the first quarter of fiscal 2009.

The increase in net interest and other financing expense of $233 million during 2009 primarily relates to an increase in interest expense of $206 million compared to 2008, which represents interest charges associated with debt borrowed at closing, on November 13, 2008, of the Hercules acquisition, which also increased other financing costs as compared to 2008.  Interest expense for 2009 includes $52 million of amortization for deferred debt issuance costs, with $10 million related to the bridge loan extinguishment that was converted into senior unsecured bonds during 2009.  In addition, interest expense included $8 million related to accelerated amortization from prepayments made on both the Term Loan A and Term Loan B facilities.  In conjunction with the Hercules acquisition, interest income declined during 2009 as the remaining funding to complete the merger was paid from Ashland’s existing liquid investments.  For further information on Ashland’s debt, including rates paid and scheduled maturities, see Note I of Notes to Consolidated Financial Statements.

				2010	2009
(In millions)	2010	2009	2008	change	change
Net gain on acquisitions and divestitures
Ara Quimica	$23	$-	$-	$23	$-
MAP Transaction	(4)	3	20	(7)	(17)
Drew Marine	2	56	-	(54)	56
	$21	$59	$20	$(38)	$39

Net gain on acquisitions and divestitures during 2010 includes the remeasurement gain from Ashland’s previously held equity interest in Ara Quimica upon the purchase of the remaining 50% interest in April 2010 and subsequent adjustments to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction), along with a final closing gain associated with the sale of Drew Marine.

Net gain on acquisitions and divestitures for 2009 includes the sale of Drew Marine, as well as subsequent adjustments to the 2005 transfer of Ashland’s 38% interest in Marathon.  The gain in 2008 primarily relates to the settlement with Marathon of certain tax related matters associated with the MAP Transaction, which resulted in a $23 million gain.  Other MAP Transaction losses recorded during 2008 primarily relate to decreases in the recorded receivable from Marathon for the estimated present value of future tax deductions related primarily to environmental and other postretirement obligations.  See Notes B and C of Notes to Consolidated Financial Statements for further discussion on acquisitions and divestitures.

				2010	2009
(In millions)	2010	2009	2008	change	change
Other income and (expense)
Loss on currency swaps	$-	$(54)	$-	$54	$(54)
Gain (loss) on auction rate securities	2	(32)	-	34	(32)
	$2	$(86)	$-	$88	$(86)

Other income and expense during 2009 included two significant nonrecurring charges related to the Hercules acquisition.  The first was a $54 million loss on currency swaps related to a swap associated with the Hercules acquisition.  Hercules had held a significant hedge against certain open currency swap positions that Ashland immediately settled upon the acquisition.  The second was a $32 million charge on auction rate securities as a result of a permanent realized loss on these securities due to the continued illiquid market these securities trade in and Ashland’s change in intent to no longer hold these securities until maturity.  For further information on auction rate securities see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note G of Notes to Consolidated Financial Statements.

(In millions)	2010	2009	2008	2010 change	2009 change
Income tax expense	$91	$80	$86	$11	$(6)
Effective tax rate	23.2%	50.6%	32.9%

The overall effective tax rate of 23.2% for 2010 includes certain discrete items such as the change in the tax treatment of a federal subsidy related to Ashland’s postretirement plan resulting in a charge of $14 million, a benefit of $9 million related to a deferred tax balance adjustment, a $17 million benefit for research and development credits associated with Hercules, a $6 million favorable adjustment related to the utilization of capital losses for which a benefit had not previously been recognized, and a benefit of $8 million associated with the gain on the Ara Quimica acquisition.

The overall effective tax rate was significantly increased during 2009 due to several key factors.  Using a 35% statutory federal tax rate applied to the income from continuing operations for 2009, income taxes would have been an expense of $55 million.  Significant discrete items for 2009 included an $8 million valuation allowance on auction rate securities losses and increases in the resolution and re-evaluation of tax positions taken in prior years of $29 million.  These discrete expense items were partially offset by research and development credits of $9 million.

The overall effective tax rate of 32.9% in 2008 was affected by a $9 million charge from investments held for life insurance policies, which historically has been a tax benefit for Ashland.  See Note L of Notes to Consolidated Financial Statements for a complete reconciliation of Ashland’s tax provision for the last three years to the 35% U.S. statutory rate.

				2010	2009
(In millions)	2010	2009	2008	change	change
Income (loss) from discontinued operations
(net of income taxes)
APAC	$8	$(6)	$(6)	$14	$-
Asbestos-related litigation reserves	21	2	(2)	19	4
Electronic Chemicals	2	(3)	-	5	(3)
	$31	$(7)	$(8)	$38	$1

During 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Consolidated Balance Sheet, which had a $9 million (after-tax) affect on the Statement of Consolidated Income within the discontinued operations caption.  As a result of this agreement and other revised estimates, Ashland no longer discounts any portion of the asbestos receivable.  In addition, both 2010 and 2009 were impacted by after-tax favorable net adjustments to the asbestos reserve and receivables of $12 million and $2 million, respectively, as a result of Ashland’s ongoing assessment of these matters.  Additionally, during 2010, 2009 and 2008, subsequent tax adjustments were made to the gain on the sale of APAC (divested in 2006) and adjustments to environmental claims were made to the gain on the sale of Electronic Chemicals (divested in 2003).  See Notes D and N of Notes to Consolidated Financial Statements for further information.

Quarterly operating income (loss)

The following details Ashland’s quarterly reported operating income (loss) for the years ended September 30, 2010, 2009 and 2008.

(In millions)	2010	2009	2008
December 31	$146	$(7)	$46
March 31	151	112	52
June 30	163	152	87
September 30	106	133	28

RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW

Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  During 2009, Ashland began fully allocating significant actual corporate costs as opposed to budgeted expenditures which was utilized in prior periods, except for certain significant company-wide restructuring activities, such as the restructuring plan related to the Hercules acquisition described in Note F of Notes to Consolidated Financial Statements, and other costs or adjustments that relate to former businesses that Ashland no longer operates.  To align prior period results to the current period presentation, Ashland reclassified certain depreciation and amortization charges in 2008 that were previously presented within the unallocated and other section to the applicable reporting segments that were originally allocated these corporate charges.

As previously discussed, Ashland’s businesses are managed along five industry segments:  Functional Ingredients, Water Technologies, Performance Materials, Consumer Markets and Distribution.  For additional information, see Note R of Notes to Consolidated Financial Statements.

The following table shows sales, operating income and statistical operating information by business segment for each of the last three years ended September 30.

(In millions)	2010	2009	2008
Sales
Functional Ingredients	$915	$812	$-
Water Technologies	1,785	1,652	893
Performance Materials	1,286	1,106	1,621
Consumer Markets	1,755	1,650	1,662
Distribution	3,419	3,020	4,374
Intersegment sales	(148)	(134)	(169)
	$9,012	$8,106	$8,381
Operating income (loss)
Functional Ingredients	$115	$36	$-
Water Technologies	114	78	10
Performance Materials	23	1	52
Consumer Markets	262	252	83
Distribution	55	52	51
Unallocated and other	(3)	(29)	17
	$566	$390	$213
Depreciation and amortization
Functional Ingredients (a)	$99	$106	$-
Water Technologies (a)	88	99	29
Performance Materials	53	63	46
Consumer Markets	36	36	35
Distribution	28	28	28
Unallocated and other	-	7	7
	$304	$339	$145
Operating information
Functional Ingredients (b) (c)
Sales per shipping day	$3.6	$3.7%	$-
Metric tons sold (thousands)	163.6	154.1	-
Gross profit as a percent of sales	33.7%	26.7%	-
Water Technologies (b) (c)
Sales per shipping day	$7.1	$6.6	$3.5
Gross profit as a percent of sales	34.1%	33.9%	36.7%
Performance Materials (b)
Sales per shipping day	$5.1	$4.4	$6.4
Pounds sold per shipping day	4.5	3.9	4.9
Gross profit as a percent of sales	16.0%	17.0%	17.0%
Consumer Markets (b)
Lubricant sales gallons	174.3	158.8	169.2
Premium lubricants (percent of U.S. branded volumes)	29.6%	28.2%	24.9%
Gross profit as a percent of sales	32.0%	32.0%	23.0%
Distribution (b)
Sales per shipping day	$13.6	$12.0	$17.3
Pounds sold per shipping day	15.1	14.7	18.8
Gross profit as a percent of sales (d)	9.3%	10.0%	7.8%

(a)	Includes amortization for purchased in-process research and development of $5 million within both Functional Ingredients and Water Technologies in 2009.
(b)	Sales are defined as sales and operating revenues. Gross profit is defined as sales, less cost of sales.
(c)	Industry segment results from November 14, 2008 forward include operations acquired from Hercules Incorporated.
(d)
Distribution’s gross profit as a percentage of sales for 2010 includes a LIFO quantity charge of $2 million and for 2009 and 2008 include a LIFO quantity credit of $15 million and $16 million, respectively.

Ashland’s financial performance during 2010 improved from 2009 due partially to Ashland’s focus on cost control and price management over the past year.  This cost control and price management, along with significant sales growth from increased volumes within all of Ashland’s business segments, after excluding the effect of acquisitions and divestitures as compared to 2009, helped mitigate the effect of substantial raw material cost increases, primarily within Functional Ingredients, Water Technologies and Consumer Markets, during 2010.

Ashland’s financial performance during 2009 was severely impacted by significantly declining demand, a direct result of the weakness in the global economy, especially within the North American and European transportation and construction industries.  Volume levels were down across all businesses, including operations acquired from Hercules on November 13, 2008, decreasing anywhere from 6% to 22% versus 2008.  Despite this pressure Ashland implemented pricing improvements and aggressively reduced excess capacity to match current market demands, which more than offset the effects of the declining volume, as average selling prices were generally higher in 2009 versus 2008.  This coupled with significant reductions in selling, general and administrative expenses from the cost-structure efficiency programs previously described further improved operating income during 2009.

Functional Ingredients

Functional Ingredients is one of the world’s largest producers of cellulose ethers.  It provides specialty additives and functional ingredients that primarily manage the physical properties of water-based systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

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

In November 2008, Ashland acquired Hercules in a transaction valued at approximately $3.4 billion.  The acquired company included the Functional Ingredients business.  This significant global business, which had sales of $1,096 million for the twelve month period ended September 30, 2008, now forms one of Ashland’s five current operating business segments.

2010 compared to 2009

Functional Ingredients’ sales increased 13% to $915 million compared to $812 million for the 321 day period this business was owned in 2009, which was due to the closing of the Hercules acquisition on November 13, 2008.  The additional 44 days in 2010 contributed $112 million, or 14%, in sales, while the divestiture of Pinova in January of 2010 reduced sales by $59 million, or 7%.  Sales in 2009 included a significant nonrecurring transaction to an oilfield chemical supplier in the amount of $17 million, representing 5% of the product volume for 2009.  Including this one-time sales transaction, volume increased sales by $85 million, or 10%, primarily due to strength in demand within the regulated and coatings markets, while an unfavorable currency exchange decreased sales by $5 million.  Price and product mix decreased sales by $30 million, or 4%, compared to 2009.

Gross profit increased $92 million in 2010 compared to 2009.  The additional 44 day period that the acquired operations of the Hercules business was owned in 2010 increased gross profit by $36 million.  Increased volume added an additional $55 million in gross profit as metric tons sold increased 6% to 163.6 thousand.  Price decreased gross profit by $48 million, while the divestiture of Pinova and currency exchange reduced gross profit by an additional $7 million and $2 million, respectively.  A favorable change in product mix added an additional $28 million in gross profit.  In addition, during 2009, gross profit was negatively affected by a nonrecurring charge of $30 million related to the fair value of inventory acquired from Hercules.  In total, gross profit margin during 2010 increased 7.0 percentage points to 33.7%.

Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $14 million primarily as a result of the $20 million increase associated with the additional 44 day period that the acquired operations of the Hercules business was owned in 2010.  Salaries, benefits and incentive compensation combined to increase expenses by $5 million in 2010, primarily due to the employee furlough program that was in place during 2009.  These increases were partially offset by a nonrecurring $5 million in-process research and development charge recorded in 2009, which was associated with the valuation from the Hercules acquisition and severance and restructuring accruals of $10 million charged during 2009.  Equity and other income increased by $1 million during 2010 as compared to 2009.

Operating income totaled $115 million in 2010 compared to $36 million during the 321 day period Functional Ingredients was owned in 2009.  Adjusted EBITDA increased $11 million, from $203 million in 2009 to $214 million in 2010.  Adjusted EBITDA margin increased 1.4 percentage points in 2010 from 22.0% in 2009 to 23.4% in 2010.

2009 compared to 2008

Functional Ingredients’ sales were $812 million in 2009 and included a significant one-time sales transaction to an oilfield chemical supplier in the amount of $17 million, which represented 2% of sales and 5% of volume for 2009.  Sales per shipping day for 2009 were $3.7 million and metric tons sold were 154.1 thousand.

Gross profit was $218 million during 2009 and included a nonrecurring $30 million inventory fair value adjustment from the Hercules acquisition.  In addition, the gross profit margin of 26.7% was negatively impacted by 4.3 points due to the significant one-time sales transaction and acquisition-related inventory charge described above.

Selling, general and administrative expenses during 2009 were $182 million, or 22% of sales.  These expenses during 2009 included two nonrecurring charges of $10 million for severance and $5 million for purchased in-process research and development that related to the Hercules acquisition.

Operating income totaled $36 million for 2009.  Adjusted EBITDA was $203 million in 2009 while the EBITDA margin was 22.0%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and adjusted EBITDA presentation for the three annual periods below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Functional Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s acquisition of Hercules, which exclude certain acquisition related charges, while assuming the acquisition of Hercules had been consummated on October 1, 2007.  The inventory fair value adjustment of $30 million in 2009 relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will not reoccur for this inventory purchased.  The Hercules business results of $21 million during 2009 and $258 million for 2008 relate to the operating income and depreciation and amortization recognized for the 44 day period in 2009 and the twelve month period in 2008 that this business was not owned, respectively.

	September 30
(In millions)	2010	2009	2008
Operating income	$115	$36	$-
Depreciation and amortization (a)	99	106	-
EBITDA	214	142	-
Severance	-	10	-
Inventory fair value adjustment	-	30	-
Results of the Hercules business prior to acquisition	-	21	258
Adjusted EBITDA	$214	$203	$258

(a)	Includes $5 million for purchased in-process research and development expensed in 2009.

Water Technologies

Water Technologies is a leading global producer of papermaking chemicals and a leading specialty chemicals supplier to the pulp, paper, commercial and institutional, food and beverage, chemical, mining and municipal markets.  Its process, utility and functional chemistries are used to improve operational efficiencies, enhance product quality, protect plant assets and ensure environmental compliance.

In August 2009, Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax.  The Drew Marine business, with annual sales of approximately $140 million a year, had approximately 325 employees, 28 offices and 98 stocking locations in 47 countries. The transaction resulted in an initial pretax gain of $56 million recorded in 2009, which is included in the net gain on acquisitions and divestitures caption of the Statement of Consolidated Income.  As part of this transaction, Ashland agreed to continue to manufacture certain products on behalf of Drew Marine.

In November 2008, Ashland acquired Hercules, in a transaction valued at approximately $3.4 billion.  The acquired company included a significant global pulp, paper, and water treatment business.  This business, which had sales of $1,222 million for the twelve month period ended September 30, 2008, was combined into Ashland’s existing water technologies business to form a global water treatment business with significant scale worldwide.

2010 compared to 2009

Water Technologies’ sales increased 8% to $1,785 million compared to $1,652 million in 2009, a direct result of the inclusion of the additional 44 day period that the Hercules paper business was owned in 2010, which contributed sales of $155 million, or 9%.  Additionally, volume and currency exchange increased sales $92 million and $31 million, respectively, for a total of 7%, compared to 2009.  The previously mentioned divestiture of Drew Marine in August of 2009 reduced sales by $130 million, or 7%, compared to 2009, with unfavorable pricing adding an additional $20 million, or 1%, decline.  Change in product mix increased sales by $5 million.

Gross profit increased $49 million in 2010 compared to 2009.  The additional 44 day period that the acquired operations of the Hercules business was owned in 2010 increased gross profit by $47 million.  Volume and currency exchange increased gross profit by $31 million and $14 million, respectively, with pricing and product mix adding an additional $5 million and $2 million, respectively, in gross profit.  The divestiture of Drew Marine in August of 2009 reduced gross profit by $57 million compared to 2009.  In addition, during 2009, gross profit was negatively affected by a nonrecurring charge of $7 million related to the fair value of inventory from the Hercules acquisition.  In total, gross profit margin during 2010 increased 0.2 percentage points to 34.1%.

Selling, general and administrative expenses increased $11 million during 2010, or 2%, primarily as a result of the additional 44 day period the Hercules paper business was owned, which contributed an additional $30 million in expense when comparing to 2009.  Foreign currency added an additional $8 million of expense, while the divestiture of Drew Marine and various cost saving initiatives, primarily integration and employee reduction activities, reduced expenses by approximately $18 million.  In addition, during 2009, the selling, general and administrative expenses were negatively affected by a nonrecurring charge of $5 million related to purchased in-process research and development projects and $4 million in severance, both a result of the Hercules acquisition.  Equity and other income decreased by $2 million during 2010 as compared to 2009.

Operating income totaled $114 million in 2010 compared to $78 million during 2009.  Adjusted EBITDA increased $4 million, from $198 million in 2009 to $202 million in 2010.  Adjusted EBITDA margin increased 0.3 percentage points in 2010 from 11.0% in 2009 to 11.3% in 2010.

2009 compared to 2008

Water Technologies’ sales increased 85% to $1,652 million compared to $893 million, a direct result of the Hercules paper business acquired on November 13, 2008, which contributed sales of $919 million.  This increase in sales was partially offset by a $126 million, or 14%, decline in volume and a $63 million, or 7%, decline attributable to foreign currency.  Improved pricing and mix contributed an additional $29 million, or 3%, as compared to 2008.

Gross profit increased $231 million in 2009 compared to 2008.  Overall raw material inflation was experienced early in 2009, with sequential moderation through the rest of the year; however, this was more than offset by successfully negotiated full service and municipal contracts that recaptured the increased raw material costs during the period.  The acquired Hercules business contributed $264 million to gross profit while price increases and mix improvements that reduced cost of goods sold, contributed an additional $47 million to gross profit.  Other items affecting gross profit included a $45 million decrease in volume and a $28 million decrease attributable to foreign currency.  In addition, during 2009, gross profit was negatively affected by a nonrecurring charge of $7 million related to the fair value of inventory from the Hercules acquisition.  In total, gross profit margin during 2010 decreased 2.8 percentage points to 33.9%, which reflects the inclusion of the former Hercules paper business, which has historically been a lower gross profit business as compared to the legacy Ashland business.

Selling, general and administrative expenses increased $163 million during 2009 compared to 2008, as cost increases of $216 million from the acquired operations of Hercules were partially offset by a $43 million reduction in selling expense, principally related to operational cost savings from restructuring the business subsequent to the Hercules acquisition, and a $19 million reduction attributable to foreign currency.  In addition, during 2009, selling, general and administrative expenses were negatively affected by a nonrecurring charge of $5 million related to purchased in-process research and development projects and $4 million in severance, both a result of the Hercules acquisition.

Operating income totaled $78 million in 2009 compared to $10 million during 2008.  Adjusted EBITDA increased $4 million, from $194 million in 2008 to $198 million in 2009.  Adjusted EBITDA margin increased 1.8 percentage points in 2009 from 9.2% in 2008 to 11.0% in 2009.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and adjusted EBITDA presentation for the three annual periods below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Water Technologies.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s acquisition of Hercules, which exclude certain acquisition related charges, while assuming the acquisition of Hercules had been consummated on October 1, 2007.  The inventory fair value adjustment of $7 million in 2009 relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will not reoccur for this purchased inventory.  The Hercules paper business results of $10 million in 2009 and $152 million in 2008 relate to the operating income and depreciation and amortization recognized for the 44 day period in 2009 and twelve month period in 2008 that this business was not owned, respectively.

	September 30
(In millions)	2010	2009	2008
Operating income	$114	$78	$10
Depreciation and amortization (a)	88	99	29
EBITDA	202	177	39
Severance	-	4	3
Inventory fair value adjustment	-	7	-
Results of the Hercules business prior to acquisition	-	10	152
Adjusted EBITDA	$202	$198	$194

(a)	Includes $5 million for purchased in-process research and development expensed in 2009.

Performance Materials

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) reached a contractual agreement on the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction will combine three businesses:  Ashland’s Casting Solutions business group, the Foundry-Products and Specialty Resins business unit of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing fifty-percent owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland only recognizes equity income of the joint venture within its consolidated results.  Ashland’s Casting Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recent completed fiscal year.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie to be contributed to the joint venture generated sales of approximately $146 million for its most recent completed fiscal year.  The joint venture agreement will cause the existing Ashland Casting Solutions business to qualify for the equity method of accounting under U.S. GAAP, which will require Ashland to deconsolidate the results within its business operations and record equity income for its share of the joint venture results.

In April 2010, Ashland acquired the remaining 50% of Ara Quimica, a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica which it accounted for as an equity-method investment within the Performance Materials reporting segment.  Ara Quimica reported sales of approximately $50 million from its most recent fiscal year ended December 31, 2009.  Ashland recognized a pretax gain of $23 million as a result of valuing its prior equity interest held in Ara Quimica before the business combination at the current fair market price.  The gain is included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income for the current period.

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

2010 compared to 2009

Performance Materials’ sales increased 16% to $1,286 million compared to $1,106 million in 2009.  Volume increased sales by $171 million, or 15%, as pounds sold per shipping day increased 15% to 4.5 million.  Pricing reduced sales by $38 million, or 3%, as weak demand over the prior year contributed to excess product supply within the market, resulting in downward pricing pressure, especially within the composites line of business.  A favorable currency exchange increased sales by $18 million, or 2%, and the acquisition of Ara Quimica contributed an additional $29 million, or 2%, in sales.

Gross profit increased $16 million in 2010 compared to 2009.  Both 2010 and 2009 included plant closure costs of $17 million for each period, of which $6 million and $14 million, respectively, related to accelerated depreciation.  Plant closure costs in both periods were the result of capacity reductions in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize cost structure.  Volume and foreign currency increased gross profit by $59 million and $3 million, respectively, while the acquisition of Ara Quimica contributed an additional

$7 million in gross profit.  These increases were partially offset by increases in raw material costs, which resulted in a $53 million decrease in gross profit.  In total, gross profit margin during 2010 decreased 1.0 percentage points to 16.0%, as compared to 2009.

Selling, general and administrative expenses decreased $4 million, or 2%, compared to 2009, primarily due to various reductions associated with recent cost saving initiatives of $16 million, which were partially offset by incentive compensation and the inclusion of Ara Quimica expenses, which combined to increase expenses by $12 million.  Equity and other income increased $2 million during 2010 compared to 2009, primarily due to a $3 million charge in the prior period from a joint venture that closed a significant manufacturing facility.

Operating income totaled $23 million in 2010 compared to $1 million in 2009.  Adjusted EBITDA increased $11 million, from $76 million in 2009 to $87 million in 2010.  Adjusted EBITDA margin decreased 0.1 percentage points in 2010 from 6.9% in 2009 to 6.8% in 2010.

2009 compared to 2008

Performance Materials’ sales decreased 32% to $1,106 million compared to $1,621 million in 2008.  A decrease in volume of $463 million, or 29%, was the primary factor in sales decline due to significant demand weakness within the transportation, construction, packaging and converting and metal casting markets.  A currency exchange decrease of $83 million, or 5%, and price declines of $51 million, or 3%, also contributed to the sales decline.  These decreases were partially offset by sales from the acquisition of Air Products which contributed $82 million, or 5%, to 2009 sales.  Excluding the effect of Air Products for 2009, sales decreased 37%.

Gross profit decreased by $88 million in 2009 compared to 2008.  Pounds sold per shipping day decreased 20% to 3.9 million during 2009, which caused a $140 million decrease in gross profit, while the effect of foreign currency decreased gross profit by $16 million.  However, disciplined price management and aggressive reductions in manufacturing costs from excess capacity mitigated the gross profit margin decline from lost volume, as price increases coupled with raw material cost decreases added $55 million to gross profit, which included a $17 million charge for plant closure costs.  The acquisition of Air Products contributed $13 million to gross profit.  In total, gross profit margin during 2010 remained unchanged at 17.0%.

Selling, general and administrative expenses decreased $44 million, or 18%, during 2009 as compared to 2008, primarily due to a $20 million decrease related to headcount and other cost reduction programs and a $17 million decline in reduced corporate allocations.  These decreases were partially offset by increased severance charges of $1 million during 2009 compared to 2008.  Equity and other income decreased $7 million during 2009 compared to 2008, primarily due to reduced equity income from various joint ventures impacted by the current global economic environment as well as a $3 million charge from a joint venture that closed a manufacturing facility.

EBITDA and Adjusted EBITDA reconciliation

Operating income totaled $1 million in 2009 compared to $52 million in 2008.  Adjusted EBITDA decreased $28 million, from $104 million in 2008 to $76 million in 2009.  Adjusted EBITDA margin increased 0.5 percentage points in 2009 to 6.9% from 6.4% in 2008.  A reconciliation of EBITDA and Adjusted EBITDA results for 2010, 2009 and 2008 were as follows.

	September 30
(In millions)	2010	2009	2008
Operating income	$23	$1	$52
Depreciation and amortization	53	63	46
EBITDA	76	64	98
Severance	11	9	6
Plant closing costs	-	3	-
Adjusted EBITDA	$87	$76	$104

Consumer Markets

Consumer Markets, which includes the Valvoline™ family of products and services, is a leading innovator, marketer and supplier of high-performing automotive lubricants, chemicals and appearance products.  Valvoline™, the world’s first lubricating oil, is the number three passenger car motor oil brand, and Valvoline Instant Oil Change™ is the number two quick-lube franchise in the United States.

2010 compared to 2009

Consumer Markets’ sales increased 6% to $1,755 million compared to $1,650 million in 2009.  Volume increased sales by $119 million, or 7%, as the lubricant volume increase of 10% to 174.3 million gallons was primarily due to increases within the Do-It-Yourself, Do-It-For-Me and international market channels.  A favorable currency exchange increased sales by $32 million, or 2%.  These increases were partially offset by price declines in the first half of the year, which reduced sales by $47 million, or 3%, while changes in product mix resulted in a $1 million increase in sales.

Gross profit increased $34 million in 2010 as compared to 2009.  Volume increased gross profit by $34 million due to the 10% increase in lubricant sales.  Foreign currency increased gross profit by $13 million, while pricing and a change in product mix reduced gross profit by $11 million and $2 million, respectively.  In total, gross profit margin remained flat at 32.0% as price increases and various operational cost saving initiatives mitigated raw material cost inflation.

Selling, general and administrative expenses increased $30 million, or 10%, during 2010 primarily due to increases in advertising costs of $7 million, foreign currency of $7 million and salary, benefits and incentive compensation of $12 million, which was partially related to the employee furlough program in place during the prior period.  Equity and other income increased by $6 million during 2010 compared to 2009, primarily due to increased equity income from various joint venture arrangements.

Operating income totaled a record $262 million in 2010 as compared to $252 million for 2009, the previous operating income record.  EBITDA increased $10 million from $288 million in 2009 to $298 million in 2010.  EBITDA margin decreased 0.5 percentage points in 2010 from 17.5% in 2009 to 17.0% in 2010.  There were no unusual or key items that affected comparability for adjusted EBITDA during 2010 and 2009.

2009 compared to 2008

Consumer Markets’ sales decreased 1% to $1,650 million compared to $1,662 million in 2008.  Increased pricing of $112 million, or 7%, and a $22 million, or 1%, favorable change in product mix due to more premium lubricants sold during 2009 partially offset volume declines in sales of $92 million, or 6%, as lubricant volume decreased to 158.8 million gallons during 2009.  Foreign currency declines also reduced sales by an additional $54 million, or 3%, as compared to 2008.

Gross profit increased $147 million in 2009 as compared to 2008.  The combination of price increases that began in fiscal 2008, lower raw material costs and cost saving initiatives positively impacted results, causing an increase in gross profit of $170 million.  This increase in gross profit was offset by net volume and mix decreases, reducing gross profit by $7 million and foreign currency declines of $16 million compared to 2008.  In total, gross profit margin during 2009 increased 9.0 percentage points to 32.0%.

Selling, general and administrative expenses decreased $18 million, or 6%, during 2009 primarily due to currency exchange decreases of $11 million and reduced travel, entertainment and other expenses of $13 million.  Equity and other income increased by $4 million during 2009, primarily due to increases in equity income from various joint ventures.

Operating income totaled $252 million in 2009 compared to $83 million in 2008.  EBITDA increased $170 million, from $118 million in 2008 to $288 million in 2009.  EBITDA margin increased 10.4 percentage points in 2009 from 7.1% in 2008 to 17.5% in 2009.  There were no unusual or key items that affected comparability for adjusted EBITDA during 2009 and 2008.

Distribution

Distribution is a leading plastics and chemicals distributor in North America.  It distributes chemicals, plastics and composite raw materials in North America, as well as plastics in Europe and China.  Ashland Distribution also provides environmental services in North America, including hazardous and nonhazardous waste collection, recovery, recycling and disposal services.

2010 compared to 2009

Distribution’s sales increased 13% to $3,419 million compared to $3,020 million in 2009.  Price and volume increases of $219 million, or 7%, and $151 million, or 5%, respectively, were the primary factors as a disciplined price increase environment has been successful in conjunction with increased product demand within the market, as indicated by the 3% increase in pounds sold per shipping day to 15.1 million.  A favorable currency exchange increased sales $29 million, or 1%.

Gross profit increased $15 million in 2010 compared to 2009.  Volume and favorable currency exchange increased gross profit by $25 million and $3 million, respectively, while material cost increases reduced gross profit by $13 million in 2010 as compared to 2009.  In total, gross profit margin during 2010 decreased 0.7 percentage points to 9.3% from 10.0%, which included a $15 million LIFO quantity credit benefit as compared to a $2 million charge in 2010.

Selling, general and administrative expenses increased $11 million, or 4%, during 2010 as increases attributable to incentive compensation of $8 million, environmental remediation of $6 million and foreign currency of $2 million were partially offset by reductions in salaries and benefits due to operational cost reductions of $5 million.  Equity and other income decreased by $1 million during 2010 compared to 2009.

Operating income totaled $55 million in 2010 compared to $52 million in 2009.  Adjusted EBITDA results for 2010 and 2009 totaled $89 million and $84 million, respectively, and included a $6 million charge for an environmental remediation assessment for 2010 and a $4 million severance charge for 2009.  Adjusted EBITDA margin decreased 0.2 percentage points in 2010 from 2.8% in 2009 to 2.6% in 2010.

2009 compared to 2008

Distribution’s sales decreased 31% to $3,020 million compared to $4,374 million in 2008, primarily as a result of volume declines.  Pounds sold per shipping day decreased 22% to 14.7 million compared to 18.8 million in 2008, causing a $962 million decline in sales.  Decreases in foreign currency of $92 million, or 2%, and price of $300 million, or 7%, contributed to the overall sales decline as price increase announcements with customers during 2009 were met with limited success.

Gross profit decreased $38 million in 2009 compared to 2008.  Volume decreased gross profit by $109 million and currency exchange reduced gross profit an additional $7 million.  Material cost decreases resulted in a favorable contribution of $78 million to gross profit, which included a $15 million favorable quantity LIFO adjustment in 2009.  In total, gross profit margin during 2009 increased 2.2 percentage points to 10.0%.

Selling, general and administrative expenses decreased $39 million, or 13%, during 2009 as compared to 2008, with decreases in corporate allocations of $15 million, incentive compensation and salaries of $16 million, travel and entertainment of $6 million and currency exchange of $6 million as the primary factors.  These decreases were partially offset by severance charges of $4 million incurred during 2009.

Operating income totaled $52 million in 2009 as compared to $51 million in 2008.  EBITDA totaled $80 million for 2009 as compared to $79 million for 2008.  Adjusted EBITDA results for 2009 totaled $84 million and included a $4 million severance charge.  There were no unusual or key items that affected comparability for adjusted EBITDA during 2008.  Adjusted EBITDA margin increased 1.0 percentage points in 2009 from 1.8% in 2008 to 2.8% in 2009.

Unallocated and other

Unallocated and other recorded costs of $3 million for 2010 and $29 million for 2009 compared to income of $17 million for 2008.  During 2009, Ashland began fully allocating significant actual corporate costs as opposed to budgeted expenditures which was utilized in prior periods, except for certain significant company-wide restructuring activities, such as the current restructuring plan related to the Hercules acquisition described in Note D of Notes to Consolidated Financial Statements, and other costs or adjustments that relate to former businesses that Ashland no longer operates.

Costs for 2010 primarily related to a self-insured product liability claim of $4 million.  Costs associated with 2009 consisted of $31 million for severance and plant closure charges associated with the ongoing integration and reorganization of the Hercules acquisition and $3 million in due diligence costs associated with investment opportunities and other charges.  These charges were partially offset by a currency gain on an intracompany loan of $5 million.  Income components for 2008 included lower incentive compensation and direct support costs that were not reallocated back to the businesses that was partially offset by an $8 million charge for costs associated with Ashland’s joint venture with Cargill to manufacture bio-based propylene glycol, which had been suspended due to persistently high glycerin input costs and other costs related to growth opportunities.  In addition to the ongoing costs that typically occur each year related to formerly owned businesses, 2008 included a favorable $11 million adjustment from Ashland’s self-insurance program.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows.

(In millions)	2010	2009	2008
Cash provided (used) by:
Operating activities from continuing operations	$517	$1,027	$478
Investing activities from continuing operations	3	(2,115)	(418)
Financing activities from continuing operations	(435)	573	(70)
Discontinued operations	(10)	(2)	(8)
Effect of currency exchange rate changes on cash and cash equivalents	(10)	(17)	7
Net decrease in cash and cash equivalents	$65	$(534)	$(11)

Operating activities

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to $517 million in 2010, $1,027 million in 2009 and $478 million in 2008.  The cash generated during each period is primarily driven by net income results, depreciation and amortization (including debt issuance cost amortization), and changes in working capital, which were fluctuations within accounts receivable, inventory, and trade and other payables.  Ashland continues to emphasize working capital management as a high priority and focus within the company.

In 2010, a working capital outflow of $244 million was primarily a result of increased inventory and accounts receivable balances due to increased sales from volume and price increases, as compared to 2009.  Working capital generated cash inflows of $344 million in 2009 and $193 million in 2008, as a result of Ashland’s increased focus on the timely collection of accounts receivables, increased turns of inventory and more favorable vendor payment terms, as well as the severe declines in demand in 2009 and the last half of 2008, which reduced sales (accounts receivable) and inventory levels and significantly contributed to reduced raw material and supply purchases.

Operating cash flows for 2010 included net income of $332 million, and noncash adjustments of $304 million for depreciation and amortization and $81 million for debt issuance cost amortization.  Operating cash flows for 2009 included net income of $71 million and a noncash adjustment for depreciation and amortization of $329 million as well as significant nonrecurring charges from the Hercules acquisition and other items which included an inventory fair value adjustment and purchased in-process research and development amortization of $37 million and $10 million, respectively, debt issuance cost amortization of $52 million, a currency swap loss of $54 million and a $32 million loss on auction rate securities.  These significant charges were offset by the gain associated with the Drew Marine sale of $56 million included in net income.  Operating cash flows for 2008 included net income of $167 million and a noncash adjustment of $145 million for depreciation and amortization.  The increase in depreciation and amortization expense as compared to 2009 relates to the additional depreciation and amortization associated with the valuation of the acquired Hercules operations and other acquisition related amortization.  The depreciation and amortization from these assets will be included in operations on an ongoing basis through the remainder of their useful lives as determined and as part of the purchase accounting fair value estimates discussed in Note B of Notes to Consolidated Financial Statements.

Ashland contributed cash of $63 million to its qualified pension plans during 2010 compared to $47 million in 2009 and $25 million in 2008 and paid income taxes of $86 million during 2010 compared to $49 million in 2009 and $53 million in 2008.  Cash receipts for interest income were $12 million in 2010, $21 million in 2009 and $40 million in 2008, while cash payments for interest expense amounted to $118 million in 2010, $198 million in 2009 and $10 million in 2008.

Investing activities

Cash provided by investing activities was $3 million for 2010 as compared to cash used by investing activities of $2,115 million and $418 million 2009 and 2008, respectively.  The significant cash investing activities for 2010 included cash inflows of $150 million related to the sale of auction rate securities and $64 million related to the Pinova and Drew Marine business sales, offset by cash outflows of $206 million and $23 million for capital expenditures and the purchase of the remaining 50% interest in the Ara Quimica business net of cash acquired, respectively.  Investing activities during 2010 also included cash inflows of $18 million from proceeds from disposals of property, plant and equipment.

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

The significant cash investing activities for 2008 included net purchases of available-for-sale securities of $120 million, $205 million for capital expenditures and $129 million for purchased operations, partially offset by cash proceeds of $26 million associated with the MAP Transaction.

Financing activities

Cash used by financing activities was $435 million for 2010 as compared to cash provided by financing activities of $573 million for 2009 and a cash usage of $70 million in 2008.  Significant cash financing activities for 2010 included repayments of long-term debt of $780 million, cash dividends paid of $.45 per share, for a total of $35 million and $13 million in debt issue costs paid in connection with the senior credit facility refinancing in March 2010.  These cash outfows were partially offset by proceeds from long- and short-term debt of $334 million and $48 million, respectively.  Financing activities also included cash inflows of $11 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.

Significant cash financing activities for 2009 included cash inflows of $2,628 million associated with short-term and long-term financing secured with Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders for the acquisition of Hercules, including the subsequent 9.125% Senior Notes due 2017 issued in May 2009 for which the proceeds were used to extinguish the bridge loan facility under the interim credit agreement discussed further in Note I of Notes to Consolidated Financial Statements.  This cash inflow for 2009 was partially offset by cash used for the extinguishment of certain debt instruments that Hercules held as of the closing date of the acquisition, the extinguishment of the bridge loan facility, previously discussed, and other debt prepayments made subsequent to the Hercules acquisition that totaled $1,881 million.  In addition, $162 million in debt issue costs were paid in connection with securing the financing for the Hercules acquisition and the subsequent 9.125% Senior Notes due 2017 issued to replace the bridge loan facility.  In total, as a result of Ashland’s focus and efficient execution on cash generation and savings opportunities, Ashland was able to reduce debt by approximately $1 billion of the debt associated with the financing of the Hercules acquisition during 2009.  Cash dividends paid during 2009 were $.30 per common share and totaled $22 million, a $47 million reduction as compared to 2008 as a result of the reduction in the $1.10 per common share dividend paid during 2008.

Significant cash financing activities for 2008 included cash outflows of $69 million for dividends paid.

Senior Credit Facilities

On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other Lenders party thereto (the Senior Credit Agreement).  The Senior Credit Agreement provides for an aggregate principal amount of $850 million in senior secured credit facilities (the Senior Credit Facilities), consisting of a $300 million four-year Term Loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the Term Loan A facility were used, together with proceeds from the accounts receivable securitization facility described below, and cash on hand to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the Senior Credit Facilities and the related transactions.  The new revolving credit facility will provide ongoing working capital and will be used for other general corporate purposes as well as support for the issuance of letters of credit.

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

The Senior Credit Facilities carry an initial interest rate of either LIBOR plus 275 points or base rate plus 175 basis points, at Ashland’s option, and as of September 30, 2010, the weighted-average interest rate on the Term Loan A was 2.8%.  Total borrowing capacity remaining under the $550 million revolving credit facility was $428 million, representing a reduction of $122 million for letters of credit outstanding at September 30, 2010.  The Term Loan A facility was drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments commencing with the installment due on June 30, 2010, with 5% of the original principal amount due during year one, 7.5% of the original principal amount due during year two, 10% of the original principal amount due during year three, and 77.5% of the original principal amount due during year four (in quarterly installments of 5.0%, 5.0%, 5.0% and 62.5%), with a final payment of all outstanding principal and interest on March 31, 2014.

As a result of the new Senior Credit Agreement and prepayments made during the March 2010 quarter, Ashland expensed $62 million of the remaining $84 million debt issuance costs related to the loan fees paid to originate the initial term facility and incurred an additional $4 million of prepayment fee penalties related to the previous Term Loan B facility, which were included in the net interest and other financing (expense) income caption in the Statements of Consolidated Income.  In addition, Ashland incurred $12 million of new debt issuance costs associated with the new Senior Credit Agreement that will be recognized as an expense ratably over the life of the new term of the agreement.

Covenant restrictions

The newly amended (during 2010) Senior Credit Facilities include less restrictive covenants than the previous credit facility and no longer contain covenants associated with minimum consolidated net worth and capital expenditure limits.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of September 30, 2010, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated leverage ratios permitted under the Senior Credit Facilities are as follows:  3.25 from the period March 31, 2010 through September 30, 2010, 3.00 from the period December 31, 2010 through September 30, 2011 and 2.75 from December 31, 2011 and each fiscal quarter thereafter.

The Senior Credit Facilities define the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA for any measurement period.  In general, the Senior Credit Facilities define consolidated EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness, and guaranties.

The permitted consolidated fixed charge coverage ratios under the Senior Credit Facility are 1.25 from the period March 31, 2010 through September 30, 2010 and 1.50 from December 31, 2010 and for each fiscal quarter thereafter.

The Senior Credit Facilities define the consolidated fixed charge coverage ratio as the ratio of consolidated EBITDA less the aggregate amount of all cash capital expenditures to consolidated fixed charges for any measurement period.  In general consolidated fixed charges are defined as the sum of consolidated interest charges, the aggregate principal amount of all regularly scheduled principal payments and the aggregate amount of all restricted payments, which include any dividend or other distribution with respect to any capital stock or other equity interest.

At September 30, 2010, Ashland’s calculation of the consolidated leverage ratio per the refinancing was 0.9 compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.25.  At September 30, 2010, Ashland’s calculation of the fixed charge coverage ratio was 4.7 compared to the permitted consolidated ratio of 1.25.  Any change in consolidated EBITDA of $100 million would have an approximate .1x effect on the consolidated leverage ratio and a .6x effect on the fixed charge coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately .1x.

Ashland projects that cash flow from operations and other available financial resources such as cash on hand and revolving credit should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of each respective financing facility.  These projections are based on various assumptions that include, but are not limited to:  operational results, working capital cash generation, capital expenditures, pension funding requirements and tax payment and receipts.

Accounts receivable securitization

Also as part of the refinancing described above, on March 31, 2010, Ashland amended and restated its existing accounts receivable securitization facility, pursuant to (i) a First Amendment to Sale Agreement, between Ashland and CVG Capital II, LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of Ashland (CVG), which amended the Sale Agreement, dated as of November 13, 2008 (as so amended, the Sale Agreement) and (ii) an Amended and Restated Transfer and Administration Agreement (the Transfer and Administration Agreement), among CVG, Ashland, each of Liberty Street Funding LLC, Market Street Funding LLC and Three Pillars Funding LLC, as Conduit Investors and Uncommitted Investors, The Bank of Nova Scotia, as the Agent (the Agent), a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, PNC Bank, National Association, as a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, SunTrust Bank, as a Letter of Credit Issuer and a Committed Investor, SunTrust Robinson Humphrey, Inc., as a Managing Agent and an Administrator and Wells Fargo Bank, National Association, as a Letter of Credit Issuer, a Managing Agent and a Committed Investor, as acknowledged and agreed to by Bank of America, National Association and YC SUSI Trust, as exiting parties.

The primary purposes of the amendment of the accounts receivable securitization facility was to increase the maximum available funds under the facility from $200 million to $350 million and to extend the maturity date of the facility to March 29, 2013.  Ashland incurred an additional $1 million in fees related to the amendment and restatement of the facility that was capitalized and included within other noncurrent assets within the Consolidated Balance Sheet.  At September 30, 2010, the outstanding amount of accounts receivable sold by Ashland to CVG was $663 million.  Ashland had drawn $40 million under the facility as of September 30, 2010 of the approximate $350 million in available funding from qualifying receivables.  As of September 30, 2010, the weighted-average interest rate on the accounts receivable securitization was 1.8%.

As part of the receivables securitization facility, under the Sale Agreement Ashland will sell, on an ongoing basis, substantially all of its qualifying accounts receivable (but not those of its subsidiaries), certain related assets and the right to the collections on those accounts receivable to CVG.  Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors (together the Investors) through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  Ashland transfers under the facility are accounted for as secured borrowings and the receivables sold pursuant to the facility are included in the Condensed Consolidated Balance Sheet as accounts receivable.  Borrowings under the facility will be repaid as accounts receivable are collected, with new borrowings created as and when CVG requests additional fundings from the Investors under the Transfer and Administration Agreement, which will generally occur on a monthly basis.  Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from Ashland’s own assets and will not be available to its creditors should Ashland become insolvent.  Ashland’s equity interest in CVG has been pledged to the lenders under Ashland’s new senior secured credit facilities described above.  Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement.

Free cash flow

The following represents Ashland’s calculation of free cash flow for the disclosed periods.

	September 30
(In millions)	2010	2009	2008
Cash flows provided by operating activities from continuing operations	$517	$1,027	$478
Less:
Additions to property, plant and equipment	(206)	(174)	(205)
Cash dividends paid	(35)	(22)	(69)
Free cash flows	$276	$831	$204

Cash flow metrics

At September 30, 2010, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,191 million, compared to $954 million at the end of 2009.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $151 million at September 30, 2010 and $125 million at September 30, 2009.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 120% of current liabilities at September 30, 2010, compared to 111% at September 30, 2009.

The following summary reflects Ashland’s cash, investment securities and debt as of September 30, 2010 and 2009.

	September 30
(In millions)	2010	2009
Short-term debt	$71	$23
Long-term debt (including current portion)	1,153	1,590
Total debt	$1,224	$1,613

Cash and cash equivalents	$417	$352
Auction rate securities	$22	$170

The scheduled aggregate maturities of debt by fiscal year for the next five years are as follows:  $116 million in 2011, $38 million in 2012, $85 million in 2013, $203 million in 2014 and $8 million in 2015.  As previously discussed, Ashland completed a refinancing of its previously existing senior credit facilities by entering into a new Senior Credit Agreement on March 31, 2010.  The new senior secured credit facility provides for an aggregate principal amount of $850 million consisting of a $550 million four-year revolver (undrawn at close) and a $300 million four-year Term Loan A facility (fully drawn at close).  In conjunction with the senior credit facilities refinancing, Ashland expanded the availability of the accounts receivable securitization facility from $200 million to $350 million, subject to available funding from qualifying receivables.  The net proceeds from the refinancing, along with utilization from Ashland’s existing receivables securitization facility ($300 million of available $350 million drawn at close), were used to pay off Ashland’s previously existing Term Loan B due 2014 and refinance Ashland’s existing revolving credit facility due 2013 and Term Loan A due 2013.

Total borrowing capacity remaining under the new $550 million revolving credit facility was $428 million, which was reduced by $122 million for letters of credit outstanding at September 30, 2010.  Additionally, at September 30, 2010, Ashland had approximately $310 million in available funding from qualifying receivables sold to a wholly owned accounts receivable securitization facility.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit and accounts receivable securitization facility, was $1,155 million at September 30, 2010.

The current portion of long-term debt was $45 million at September 30, 2010 and $53 million at September 30, 2009.  Based on Ashland’s current debt structure included in Note I of Notes to Consolidated Financial Statements and assuming interest rates remain stable, future annual book interest expense could range from approximately $115 million to $120 million based on applicable fixed and floating interest rates.

Auction rate securities

At September 30, 2010 and 2009, Ashland held at par value $25 million and $192 million, respectively, in student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time, the market for auction rate securities has failed to achieve equilibrium.  As of September 30, 2008, Ashland had recorded, as a component of stockholders’ equity, a temporary $32 million unrealized loss on the portfolio.  As of that date, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which are substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.  Ashland’s estimate of fair value for auction rate securities as of September 30, 2008 was based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.

During the first quarter of 2009, Ashland liquidated $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million, which was the recorded book value of this instrument.  As a result of this sale, as well as Ashland’s debt structure following the Hercules acquisition and the ongoing impact from the global economic downturn, Ashland determined in the first quarter that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million unrealized loss as a permanent realized loss in the other expenses caption of the Consolidated Statement of Income.  A full valuation allowance was established for this tax benefit at December 31, 2008 because for tax purposes Ashland did not have capital gains to offset this capital loss.  For further information on income taxes, see Note L of Notes to Consolidated Financial Statements.

The following details the auction rate securities sold during 2010 and 2009.

(In millions)	2010	2009
Par value	$168	$83
Cash received	150	73
Gain or (loss)	2	(2)

At September 30, 2010 and 2009, auction rate securities were recorded at $22 million and $170 million, respectively, and were classified as noncurrent assets in the Consolidated Balance Sheets.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland continues to believe the recovery period for certain of these securities may extend beyond a twelve-month period.

Capital resources

During 2010, Ashland’s total debt decreased by $389 million to $1,224 million.  Since the acquisition of Hercules in November 2008, Ashland has primarily used its cash generated from operations to reduce debt by more than $1 billion.  Debt as a percent of capital employed was 24% at September 30, 2010 compared to 31% at September 30, 2009.

Stockholders’ equity increased $219 million to $3,803 million.  This increase was primarily due to the voluntary common stock contribution of $100 million made in November 2009 to Ashland’s U.S. pension plans and net income of $332 million.  These increases were partially offset by regular cash dividends of $35 million, deferred translation losses of $64 million and pension and postretirement obligations of $158 million.

During the third quarter of fiscal 2010, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 15 cents per share to eligible shareholders of record.  This amount was double the previous quarterly dividend of 7.5 cents per share paid in the first two quarters of fiscal 2010 and all four quarters in fiscal 2009.  In conjunction with Ashland’s existing debt facilities, Ashland is subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, although Ashland does not anticipate that will occur.

Ashland did not repurchase any outstanding common shares during 2010, 2009 or 2008.  In 2010, Ashland made a voluntary pension plan contribution of approximately 3.0 million shares of Ashland Common Stock, valued at $100 million on the date of transfer as described above.  In 2009, as part of the completed merger to acquire all of the outstanding shares of Hercules in November 2008, Ashland issued 10.5 million shares.  See Note B of Notes to Consolidated Financial Statements for additional details regarding the acquisition.  At September 30, 2010 and 2009, 8.5 million and 9.8 million common shares, respectively, were reserved for issuance under stock incentive and deferred compensation plans.

Capital expenditures were $206 million for 2010 and averaged $195 million during the last three years.  Under the new senior credit facilities agreement entered into in March 2010, Ashland is no longer subject to a capital expenditure limit, which under the previous financing arrangements was approximately $300 million in fiscal year 2010.  Ashland is currently forecasting approximately $230 million of capital expenditures for fiscal 2011 funded primarily from operating cash flows.  During 2010, Ashland used $23 million in capital to acquire the remaining 50% interest in Ara Quimica, a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America and part of the Performance Materials business segment.  During 2009, Ashland used $2,080 million in capital and $450 million in stock to obtain Hercules’ Aqualon (included within the Functional Ingredients business segment) and Paper Technologies and Ventures (included within the Water Technologies business segment) businesses.  During 2008, Ashland used capital to acquire several businesses within Performance Materials, including Air Products, which totaled $129 million.

A summary of the capital employed in Ashland’s current operations as of the end of the last three years follows.

(In millions)	2010	2009	2008
Capital employed
Functional Ingredients	$2,528	$2,684	$-
Water Technologies	1,656	1,663	333
Performance Materials	811	750	795
Consumer Markets	578	588	485
Distribution	501	374	521

Contractual obligations and other commitments

The following table aggregates Ashland’s obligations and commitments to make future payments under existing contracts at September 30, 2010.  Contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable have been excluded.

			2012	-	2014	-	Later
(In millions)	Total	2011	2013		2015		years
Contractual obligations
Raw material and service contract purchase obligations (a)	$90	$23	$29		$9		$29
Employee benefit obligations (b)	456	71	83		87		215
Operating lease obligations (c)	277	66	107		58		46
Debt (d)	1,403	116	123		211		953
Debt interest payments (e)	917	111	222		199		385
Unrecognized tax benefits (f)	116	-	-		-		116
Total contractual obligations	$3,259	$387	$564		$564		$1,744

Other commitments
Letters of credit (g)	$122	$122	$-		$-		$-

(a)	Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2010, as well as projected benefit payments through 2020 under Ashland’s unfunded pension and other postretirement benefit plans.  See Note M of Notes to Consolidated Financial Statements for additional information.

(c)
Includes leases for office buildings, retail outlets, transportation equipment, warehouses and storage facilities and other equipment.  For further information, see Note K of Notes to Consolidated Financial Statements.

(d)	Capitalized lease obligations are not significant and are included within this caption. For further information, see Note I of Notes to Consolidated Financial Statements.
(e)
Includes interest expense on both variable and fixed rate debt assuming no prepayments.  Variable interest rates have been assumed to remain constant through the end of the term at rates that existed as of September 30, 2010.

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

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncements and its impact on Ashland, see Note A of Notes to Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, liabilities and receivables associated with asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.

Long-lived assets

Tangible assets

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated principally over 25 to 35 years and machinery and equipment principally over 4 to 15 years.  Ashland reviews property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Ashland monitors these changes and events on at least a quarterly basis.  Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life.  Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances.  Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups.  If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value.  Various factors that Ashland uses in determining the impact of these assessments include the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows.  Because judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

Asset impairment charges are included within the selling, general and administrative expense caption of the Statements of Consolidated Income and were $1 million in 2010, $3 million in 2009 and $2 million in 2008.  Total depreciation expense on property, plant and equipment for 2010, 2009 and 2008 was $235 million, $261 million and $134 million, respectively.  Depreciation expense for 2010 and 2009 included $6 million and $17 million in accelerated depreciation related to the closure of plant facilities, included within the cost of sales caption of the Statements of Consolidated Income, while 2008 did not have a charge.  Capitalized interest for 2010 and 2009 was $2 million and $3 million, respectively, and was not significant for 2008.

Goodwill

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined that its reporting units for allocation of goodwill include the Functional Ingredients, Water Technologies, Consumer Markets and Distribution reportable segments.  Within the Performance Materials reportable segment, because further discrete financial information is provided and management regularly reviews this information, this reportable segment is further broken down into the Casting Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.  Goodwill associated with each of these reporting units as of September 30, 2010 was $1,080 million for Functional Ingredients, $620 million for Water Technologies, $115 million for Consumer Markets, $80 million for Distribution, $52 million for Castings Solutions, and $281 million for Composites and Adhesives.

When externally quoted market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units through the use of discounted cash flow models.  Discounted cash flow models are highly reliant on various assumptions.  Significant assumptions Ashland utilized in these models for the current year included:  projected business results and future industry direction, long-term growth factors (ranging from 3% to 5%) and weighted-average cost of capital, which ranged from 10% to 11%.  Ashland uses assumptions that it deems to be conservative estimates of likely future events and compares the total fair values of each reporting unit to Ashland’s market capitalization, and implied control premium, to determine if the fair values are reasonable compared to external market indicators.  Subsequent changes in these key assumptions could affect the results of future goodwill impairment reviews.

In conjunction with the July 1 annual assessment of goodwill, Ashland’s valuation techniques did not indicate any impairment.  Each reporting unit’s fair value was significantly over its carrying values, except for the Functional Ingredients reporting unit, whose calculated fair value exceeded its carrying value by approximately 20%.  Based on the sensitivity analysis performed on two key assumptions in the current year discounted cash flow model, a negative 1% change in either the long-term growth factor or weighted-average cost of capital assumptions for this reporting unit would have resulted in a fair value approximately at its current carrying value.  In calculating the fair value of Functional Ingredients within the model, Ashland assumed a long-term growth factor of 5%, which was consistent with the prior year’s model.  In addition, Ashland utilized a weighted-average cost of capital of 10% for the current year model, which is a slight decrease from the

10.5% utilized in the prior year’s model.  The current year’s weighted-average cost of capital of 10% is considered by Ashland to be a conservative adjustment from the prior year’s rate based on Ashland’s significantly lower overall weighted-average borrowing rate at September 30, 2010 of 6.8% compared to the September 30, 2009 rate of 7.8%, as well as generally the overall lower interest rate environment that currently exists in the credit markets.  Ashland believes that the current fair value results of the Functional Ingredients reporting unit are positive given that this business was just purchased and recorded at fair value in early fiscal 2009.  The current year discounted cash flow model result, which is a significant increase in fair value over the previous year’s model, indicates the business is capitalizing on growth opportunities and cost synergies that existed at the outset of the purchase of the business.  Assuming no changes in key assumptions identified, Ashland currently anticipates the future fair value of the Functional Ingredients reporting unit to continue to increase over time.

Ashland did compare and assess the total fair values of the reporting units to Ashland’s market capitalization at the annual assessment date, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators.  While Ashland’s current market capitalization total approximates its current carrying value, the discounted cash flow models for each reporting unit summed together exceeded Ashland’s carrying value by a significant amount as of Ashland’s annual impairment testing date.  Ashland believes its use of significant assumptions within its valuation models are reasonable estimates of likely future events.  Because the fair value results for each reporting unit did not indicate a potential impairment existed, Ashland did not recognize any goodwill impairment during 2010, 2009, and 2008.  Subsequent to this annual impairment test, no indications of an impairment were identified.

Other indefinite-lived intangible assets

Other indefinite-lived intangible assets include certain trademarks and trade names.  These assets had a balance of $290 million as of September 30, 2010.  Ashland reviews these intangible assets for possible impairment annually or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Ashland tests these indefinite-lived intangible assets, using a “relief-from-royalty” valuation method compared to the carrying value.  Significant assumptions inherent in the valuation methodologies for these intangibles include, but are not limited to, such estimates as projected business results, growth rates, weighted-average cost of capital, which ranged from 10% to 13%, royalty and discount rates (ranging from 0.5% to 6%).  In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment, as each indefinite-lived intangible asset’s fair value exceeded their carrying values.

Ashland’s assessment of an impairment charge on any of these assets classified currently as having indefinite lives, including goodwill, could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: divestiture decision, negative change in Ashland’s weighted-average cost of capital rates, growth rates or other assumptions, economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.  For further information, see Note H of Notes to Consolidated Financial Statements.

Employee benefit obligations

Ashland and its subsidiaries sponsor contributory and noncontributory qualified and non-qualified defined benefit pension plans that cover a majority of employees in the United States and in a number of other countries.  Benefits under these plans generally are based on employees’ years of service and compensation during those years of service.  In addition, the companies also sponsor unfunded postretirement benefit plans, which provide health care and life insurance benefits for eligible employees who retire or are disabled.  Retiree contributions to Ashland’s health care plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance.  Life insurance plans generally are noncontributory.  For further information, see Note M of Notes to Consolidated Financial Statements.

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

Ashland developed the discount rate used to determine the present value of its obligations under the U.S. pension and postretirement health and life plans by matching the stream of benefit payments from the plans to the Mercer Pension Discount Yield Curve Spot Rates.  Ashland uses this approach to reflect the specific cash flows of these plans for determining the discount rate.  The discount rate determined as of September 30, 2010 was 5.07% for the U.S. pension plans and 4.67% for the postretirement health and life plans.  Non-U.S. pension plans followed a similar process based on financial markets in those countries where Ashland provides a defined benefit pension plan.

Ashland’s expense under both U.S. and non-U.S. pension plans is determined using the discount rate as of the beginning of the fiscal year, which amounted to a weighted-average rate of 5.82% for 2010, 7.81% for 2009 and 6.16% for 2008.  The rates used for the postretirement health and life plans were 5.50% for 2010, 7.78% for 2009 and 5.96% for 2008.  The 2011 expense for the pension plans will be based on a weighted-average discount rate of 5.01%, while 4.68% will be used for the postretirement health and life plans.

The weighted-average rate of compensation increase assumptions were 3.67% for 2010, 3.73% for 2009 and 3.74% for 2008.  The compensation increase assumptions for the U.S. plans were 3.75% for 2010, 3.75% for 2009 and 3.75% for 2008.  The rate of the compensation increase assumption for the U.S. plans will remain at 3.75% in determining Ashland’s pension costs for 2011.

The weighted-average long-term expected rate of return on assets was assumed to be 7.90% in 2010, 7.97% in 2009 and 7.62% in 2008.  The long-term expected rate of return on assets for the U.S. plans was assumed to be 8.25% in 2010, 8.25% in 2009 and 7.75% in 2008.  For 2010, the U.S. pension plan assets generated an actual return of 12.34%, compared to a gain of 15.90% in 2009 and a loss of 18.50% in 2008.  However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances.  Ashland has generated compounded annual investment returns of 6.87% and 5.26% on its U.S. pension plan assets over the last five-year and ten-year periods.  Ashland estimates total fiscal 2011 pension costs for U.S. and non-U.S. pension plans to be approximately $95 million, and expects to contribute $30 million to its non-U.S. pension plans and approximately $20 million to its U.S. pension plans in cash.

Shown below are the estimated increases in pension and postretirement expense that would have resulted from a one percentage point change in each of the assumptions for each of the last three years.

(In millions)	2010	2009	2008	(a)
Increase in pension costs from
Decrease in the discount rate	$43	$19	$16
Increase in the salary adjustment rate	11	9	7
Decrease in the expected return on plan assets	27	23	15
Increase in other postretirement costs from
Decrease in the discount rate	2	3	2

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

The recoverability of deferred tax assets and the recognition and measurement of uncertain tax positions are subject to various assumptions and judgment by Ashland.  If actual results differ from the estimates made by Ashland in establishing or maintaining valuation allowances against deferred tax assets, the resulting change in the valuation allowance would generally impact earnings or other comprehensive income depending on the nature of the respective deferred tax asset.  Additionally, the positions taken with regard to tax contingencies may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties.  Positive and negative evidence is considered in determining the need for a valuation allowance against deferred tax assets, which includes such evidence as historical earnings, projected future earnings, tax planning strategies, and expected timing of reversal of existing temporary differences.

In determining the recoverability of deferred tax assets Ashland gives consideration to all available positive and negative evidence including reversals of deferred tax liabilities (other than those with an indefinite reversal period), projected future taxable income, tax planning strategies, and recent financial operations.  Ashland attaches the most weight to historical earnings due to their verifiable nature.  In evaluating the objective evidence that historical results provide, we consider three years of cumulative income or loss.  In addition, Ashland has reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.

As a result of the Hercules acquisition during 2009, significant historical tax positions and structures related to Hercules have been combined within Ashland.  Some of these previous tax positions and structures from Hercules required a complete reassessment regarding certain of Ashland’s pre-acquisition tax positions and structures.  As such, material changes in certain tax matters may occur in the future based on deviations from Ashland’s current estimates and assumptions in combining these tax positions and structures.  For additional information, see Note L of Notes to Consolidated Financial Statements.

Asbestos-related litigation

Ashland and Hercules, a wholly-owned subsidiary of Ashland, have liabilities from claims alleging personal injury caused by exposure to asbestos.  To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A).  The methodology used by HR&A to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense.  The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.  See Note N of Notes to Consolidated Financial Statements for additional information.

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

During the most recent update completed during 2010, it was determined that the reserve adjustment for asbestos claims should be increased by $28 million.  Total reserves for asbestos claims were $537 million at September 30, 2010 compared to $543 million at September 30, 2009.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 70% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 83% have a credit rating of B+ or higher by A. M. Best, as of September 30, 2010.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  During fiscal 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Consolidated Balance Sheet, which had a $9 million (after-tax) effect on the Statement of Consolidated Income within the discontinued operations caption.  As a result of this agreement and other revised estimates, Ashland no longer discounts any portion of the asbestos receivable at this time.

At September 30, 2010, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $421 million (excluding the Hercules receivable for asbestos claims), of which $56 million relates to costs previously paid.  Receivables from insurers amounted to $422 million at September 30, 2009.  During 2010, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update along with potential settlement adjustments caused an additional $24 million net increase in the receivable for probable insurance recoveries.

Hercules asbestos-related litigation

Hercules, a wholly-owned subsidiary of Ashland, has liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited industrial market.  Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.

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

During December 2009, Ashland essentially completed the final valuation of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  During the most recent update, completed during 2010, it was determined that the liability for asbestos claims should be reduced by $58 million.  Based upon review of the assumptions underlying the asbestos valuation model and the most recent claim filing and settlement trend rates for both pre- and post-acquisition periods, Ashland determined that $14 million of the $58 million adjustment should be recorded to goodwill, which was partially offset by $6 million for a decrease in probable insurance recoveries, totaling to a net $8 million adjustment to goodwill.  Total reserves for Hercules asbestos claims were $375 million at September 30, 2010 compared to $484 million at September 30, 2009.

As of Ashland’s acquisition date of Hercules, all of the cash previously recovered and placed into a trust from the settlements with certain of Hercules’ insurance carriers had been exhausted.  With the addition of estimated defense and indemnity costs, the total Hercules asbestos reserve exceeded the amount needed to obtain reimbursements pursuant to coverage-in-place agreements with certain other insurance carriers.  Accordingly, Ashland recorded a $97 million receivable within the noncurrent asbestos insurance receivable caption of the Consolidated Balance Sheet.  Upon completion of the annual update during 2010, the receivable was reduced by $28 million, $6 million of which was recorded to goodwill.  Receivables from insurers amounted to $68 million and $118 million as of September 30, 2010 and 2009, respectively.  As of September 30, 2010, this estimated receivable exclusively consists of domestic insurers, of which approximately 97% have a credit rating of B+ or higher by A. M. Best.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $830 million for the Ashland asbestos-related litigation and approximately $570 million for the Hercules asbestos-related litigation (or approximately $1.4 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Environmental remediation

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2010, such locations included 92 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 153 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,225 service station properties, of which 117 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $207 million at September 30, 2010 compared to $221 million at September 30, 2009, of which $162 million at September 30, 2010 and $169 million at September 30, 2009 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.  As a result of the Hercules acquisition on November 13, 2008, Ashland assumed all Hercules’ environmental and asset retirement obligation contingencies.  Hercules’ obligations assumed by Ashland were $107 million, which includes an increase of $29 million for different remediation approaches than previously assumed under Hercules’ valuation models.

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland discounts certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2010 and 2009, Ashland’s recorded receivable for these probable insurance recoveries was $30 million and $35 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $30 million in 2010, $15 million in 2009 and $11 million in 2008.  Environmental remediation expense, net of insurance receivables, was $22 million in 2010, $13 million in 2009 and $7 million in 2008.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites is approximately $360 million, which includes the Hercules sites.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

OUTLOOK

During 2010, Ashland completed the last major step of the Hercules integration, implementing the common SAPTM enterprise resource planning system across the organization, while also refinancing its debt structure, to take advantage of lower rate instruments.  This new debt structure, along with cash flows created from operations during the year, enabled Ashland to significantly reduce its debt and increase available liquidity, which was approximately $1.2 billion at the end of the fiscal year.

Ashland experienced significant sales growth during 2010 within each segment of business.  Despite this growth, Ashland’s underlying cost structure remained essentially unchanged.  However, persistent raw material cost inflation impacted results from certain businesses, to varying degrees, throughout the year.

Raw materials cost increases within Functional Ingredients continued to escalate throughout the past year, and combined with lower selling prices have resulted in a gross profit margin decline from historical levels.  However, current and anticipated pricing actions should allow for these margins within this business to return to its historical levels.  This business also experienced inventory shortages in certain key products for the majority of the year.  Ashland expects the new Nanjing facility in China, which will become operational early in fiscal 2011, to help alleviate these shortages in certain products, while serving as a long-term platform for growth within the Asia market.  This new facility is expected to initially cause some margin decline in the upcoming year until it becomes fully utilized.  This business continues to emphasize new and innovative products, which in the current year accounted for a record 23% of sales, as a key metric for sustained long-term growth.  As such, Functional Ingredients will continue to partner with its customers to focus on designing new products or enhancements that create value within the market.

Water Technologies’ financial performance continues to be challenged by escalating raw material prices that have decreased margins, particularly within the longer duration fixed price contracts that are prevalent within this industry.  This business will focus on aggressive product pricing during the upcoming year to offset the margin decline as a result of these recent raw material cost increases, which Ashland expects will return margins to more historical levels.  In addition, this business will concentrate on increasing its growth within certain higher margin products and markets, to utilize and leverage its significant scale throughout its existing markets.

Performance Materials is well prepared to capture increased profitability as volume growth returns to the markets it serves.  During the past year, this business demonstrated its operating leverage as the underlying cost structure of the business did not increase despite a 16% increase in sales.  In addition, Performance Materials is positioned to capitalize on technical advantages in certain high growth sectors of its business.  In July of 2010, Ashland signed a joint venture agreement to combine its foundry chemicals business that is anticipated to close by the end of the calendar year.  Ashland expects this new arrangement to reduce Performance Materials’ operating income in 2011 as stranded costs are eliminated throughout the year.  In addition, the newly combined business will be reported under the equity method of accounting instead of the consolidation method.

Consumer Markets has just completed two consecutive record years.  Despite persistent raw material cost increases throughout the year, this business demonstrated its ability to maintain its gross profit margin and brand value in creating a new level of profitability for this business.  Consumer Markets is focused on continuing to build upon this new financial performance level by concentrating on certain key strategic components of the business which include: maintaining product pricing, expanding international growth, increasing growth in premium brands through technical innovation and effective brand advertising and continuing the growth of the Valvoline Instant Oil Change™ business.  Effectively managing the growth platform for these core strategic components will be the primary factor in maintaining and expanding upon this new level of financial performance.

Distribution took significant strides in the past year to reach its targeted financial performance as margins continued to increase ratably throughout the current year.  Distribution’s main focus is to take advantage of its significant cash generation potential by growing overall volume levels, which will allow it to leverage its existing scale and cost structure to improve overall profitability.  On November 5, 2010, Ashland signed a definitive agreement to sell substantially all of its assets within the Ashland Distribution business to TPG Accolade, LLC for $930 million.  The transaction is expected to close prior to the end of the March 2011 quarter, subject to the receipt of certain regulatory approvals and the satisfaction of other standard closing conditions.

Despite considerable raw material cost inflation throughout the past year Ashland was able to demonstrate its ability to generate substantial cash flow while growing sales at a significant rate.  Ashland is now currently well positioned with its strong balance sheet and available liquidity to implement and execute its growth strategies and capitalize on potential opportunities.

EFFECTS OF INFLATION AND CHANGING PRICES

Ashland’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar.  Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power.  As of September 30, 2010, Ashland’s monetary assets currently exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation.  However, given the recent consistent stability of inflation in the U.S. in the past several years as well as forward economic outlooks, current inflationary pressures seem moderate.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis” (MD&A), within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission, press releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions, such as prices, supply and demand, cost of raw materials, the ability to recover raw material cost increases through price increases, weather and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of this Form 10-K.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-K or otherwise except as required by securities or other applicable law.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland regularly uses foreign currency derivative instruments to manage its exposure to certain transactions denominated in foreign currencies.  All derivative instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  At September 30, 2010 and 2009, Ashland had no derivative contracts that qualified for hedge accounting.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2010 does not have significant credit risk on open derivative contracts.  The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments at September 30, 2010 would be less than a $5 million impact on Ashland’s consolidated financial position, results of operations, cash flows or liquidity.  Ashland did not transact or have open any hedging contracts with respect to commodities or any related raw material requirements for the year ended September 30, 2010.  See Note G of Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

Page
Management’s report on internal control over financial reporting ......................................................................................................................................	F-2
Reports of independent registered public accounting firms .................................................................................................................................................	F-3
Consolidated Financial Statements:
Statements of Consolidated Income ...................................................................................................................................................................................	F-5
Consolidated Balance Sheets .............................................................................................................................................................................................	F-6
Statements of Consolidated Stockholders’ Equity............................................................................................................................................................	F-7
Statements of Consolidated Cash Flows ...........................................................................................................................................................................	F-8
Notes to Consolidated Financial Statements .....................................................................................................................................................................	F-9
Quarterly financial information ................................................................................................................................................................................….................	F-50
Consolidated financial schedule:
Schedule II – Valuation and qualifying accounts ..............................................................................................................................................................	F-50
Five-year selected financial information ......................................................................................................................................................................................	F-51

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

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee.  The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function.  The Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls.  The report of Ashland’s Audit Committee can be found in the Company’s 2010 Proxy Statement.

Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2010.  Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2010.

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

November 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ashland Inc. and its subsidiaries at September 30, 2010 and September 30, 2009, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for each of the two years in the period ended September 30, 2010 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
November 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

We have audited the accompanying statements of consolidated income, stockholders’ equity, and cash flows of Ashland Inc. and consolidated subsidiaries for the year ended September 30, 2008.  Our audit also included the financial statement schedule as of September 30, 2008 and for the year then ended, listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of Ashland Inc. and consolidated subsidiaries’ management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ashland Inc. and consolidated subsidiaries for the year ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule as of September 30, 2008 and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
November 25, 2008

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Income
Years Ended September 30

(In millions except per share data)	2010	2009	2008
Sales	$9,012	$8,106	$8,381
Costs and expenses
Cost of sales	7,012	6,317	7,056
Selling, general and administrative expense	1,399	1,341	1,118
Research and development expense	86	96	48
	8,497	7,754	8,222
Equity and other income - Notes A and E	51	38	54
Operating income	566	390	213
Net interest and other financing (expense) income - Note I	(197)	(205)	28
Net gain on acquisitions and divestitures - Note C	21	59	20
Other income and (expense)	2	(86)	-
Income from continuing operations before income taxes	392	158	261
Income tax expense - Note L	91	80	86
Income from continuing operations	301	78	175
Income (loss) from discontinued operations (net of income taxes) - Note D	31	(7)	(8)
Net income	$332	$71	$167

Earnings per share - Note A
Basic
Income from continuing operations	$3.86	$1.08	$2.78
Income (loss) from discontinued operations	0.40	(0.10)	(0.13)
Net income	$4.26	$0.98	$2.65
Diluted
Income from continuing operations	$3.79	$1.07	$2.76
Income (loss) from discontinued operations	0.39	(0.11)	(0.13)
Net income	$4.18	$0.96	$2.63

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
At September 30

(In millions)	2010	2009
Assets
Current assets
Cash and cash equivalents	$417	$352
Accounts receivable (less allowances for doubtful accounts of
$28 million in 2010 and $38 million in 2009) - Note A	1,608	1,392
Inventories - Note A	644	527
Deferred income taxes - Note L	112	118
Other assets	52	48
Current assets held for sale - Note C	-	41
	2,833	2,478
Noncurrent assets
Auction rate securities - Note G	22	170
Goodwill - Note H	2,228	2,220
Intangibles - Note H	1,113	1,181
Asbestos insurance receivable (noncurrent portion) - Note N	459	510
Deferred income taxes - Note L	336	310
Other assets - Note J	513	619
Noncurrent assets held for sale - Note C	9	52
	4,680	5,062
Property, plant and equipment - Note A
Cost
Land	266	289
Buildings	817	723
Machinery and equipment	2,326	2,283
Construction in progress	128	164
	3,537	3,459
Accumulated depreciation and amortization	(1,519)	(1,392)
	2,018	2,067
	$9,531	$9,607
Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt - Note I	$71	$23
Current portion of long-term debt - Note I	45	53
Trade and other payables	1,043	973
Accrued expenses and other liabilities	528	523
Current liabilities held for sale - Note C	-	5
	1,687	1,577
Noncurrent liabilities
Long-term debt (noncurrent portion) - Note I	1,108	1,537
Employee benefit obligations - Note M	1,372	1,214
Asbestos litigation reserve (noncurrent portion) - Note N	841	956
Deferred income taxes - Note L	145	149
Other liabilities - Note J	575	590
	4,041	4,446
Stockholders’ equity - Notes O and P
Common stock, par value $.01 per share, 200 million shares authorized
Issued - 79 million shares in 2010 and 75 million shares in 2009	1	1
Paid-in capital	665	521
Retained earnings	3,482	3,185
Accumulated other comprehensive loss	(345)	(123)
	3,803	3,584
	$9,531	$9,607

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Stockholders’ Equity

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions)	stock	capital	earnings	income (loss)	(a)	Total
Balance at September 30, 2007	$1	$16	$3,040	$97		$3,154
Total comprehensive income (loss) (b)			167	(67)		100
Regular dividends, $1.10 per common share			(69)			(69)
Common shares issued under stock incentive
and other plans (c) (d)		17				17
Balance at September 30, 2008	1	33	3,138	30		3,202
Total comprehensive income (loss) (b)			71	(153)		(82)
Regular dividends, $.30 per common share			(22)			(22)
Issuance of common shares - Note O		450				450
Common shares issued under stock incentive
and other plans (c) (d)		42				42
Other		(4)	(2)			(6)
Balance at September 30, 2009	1	521	3,185	(123)		3,584
Total comprehensive income (loss) (b)			332	(222)		110
Regular dividends, $.45 per common share			(35)			(35)
Issuance of common shares - Note O		100				100
Common shares issued under stock incentive
and other plans (c) (d)		44				44
Balance at September 30, 2010	$1	$665	$3,482	$(345)		$3,803

(a)
At September 30, 2010 and 2009, the accumulated other comprehensive loss of $345 million for 2010 and $123 million for 2009 was comprised of unfunded pension and postretirement obligations of $620 million for 2010 and $462 million for 2009, and net unrealized translation gains of $275 million for 2010 and $339 million for 2009.

(b)	Reconciliations of net income to total comprehensive (loss) income follow.

	(In millions)	2010	2009	2008
	Net income	$332	$71	$167
	Pension and postretirement obligation adjustment	(250)	(525)	(84)
	Related tax benefit	92	170	33
	Unrealized translation (loss) gain	(64)	182	4
	Net unrealized gain (loss) on investment securities	-	32	(32)
	Related tax (loss) benefit	-	(12)	12
	Total comprehensive (loss) income	$110	$(82)	$100

(c)
Includes income tax benefits resulting from the exercise of stock options of $8 million in 2010, $2 million in 2009 and $2 million in 2008.  Includes $10 million from the fair value of Hercules stock options converted into stock options for Ashland shares in 2009.

(d)	Common shares issued were 972,938, 1,353,880 and 151,821 for 2010, 2009 and 2008, respectively.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Cash Flows
Years Ended September 30

(In millions)	2010	2009	2008
Cash flows provided by operating activities from continuing operations
Net income	$332	$71	$167
(Income) loss from discontinued operations (net of income taxes)	(31)	7	8
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	304	329	145
Debt issuance cost amortization	81	52	-
Purchased in-process research and development amortization	-	10	-
Deferred income taxes	9	12	44
Equity income from affiliates	(19)	(14)	(23)
Distributions from equity affiliates	17	15	13
Gain from the sale of property and equipment	(6)	(2)	(2)
Stock based compensation expense - Note P	14	9	12
Stock contributions to qualified savings plans	22	13	-
Net gain on acquisitions and divestitures - Notes B and C	(21)	(59)	(20)
Loss on early retirement of debt	5	-	-
Inventory fair value adjustment related to Hercules acquisition	-	37	-
Loss on currency swaps related to Hercules acquisition	-	54	-
(Gain) loss on auction rate securities	(2)	32	-
Change in operating assets and liabilities (a)	(188)	461	134
	517	1,027	478
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	(206)	(174)	(205)
Proceeds from the disposal of property, plant and equipment	18	47	10
Purchase of operations - net of cash acquired	(23)	(2,080)	(129)
Proceeds from sale of operations	64	114	26
Settlement of currency swaps related to Hercules acquisition	-	(95)	-
Purchases of available-for-sale securities	-	-	(435)
Proceeds from sales and maturities of available-for-sale securities	150	73	315
	3	(2,115)	(418)
Cash flows (used) provided by financing activities from continuing operations
Proceeds from the issuance of long-term debt	334	2,628	-
Repayment of long-term debt	(780)	(1,862)	(5)
Proceeds from/repayments of short-term debt	48	(19)	-
Debt issuance/modification costs	(13)	(162)	-
Cash dividends paid	(35)	(22)	(69)
Proceeds from the exercise of stock options	6	9	3
Excess tax benefits related to share-based payments	5	1	1
	(435)	573	(70)
Cash provided (used) by continuing operations	85	(515)	(10)
Cash used by discontinued operations
Operating cash flows	(10)	(2)	(8)
Effect of currency exchange rate changes on cash and cash equivalents	(10)	(17)	7
Increase (decrease) in cash and cash equivalents	65	(534)	(11)
Cash and cash equivalents - beginning of year	352	886	897
Cash and cash equivalents - end of year	$417	$352	$886
(Increase) decrease in operating assets (a)
Accounts receivable	$(202)	$405	$10
Inventories	(119)	147	126
Other current and noncurrent assets	28	114	25
Increase (decrease) in operating liabilities (a)
Trade and other payables	77	(208)	57
Pension contributions	(63)	(47)	(25)
Other current and noncurrent liabilities	91	50	(59)
Change in operating assets and liabilities	$(188)	$461	$134
Supplemental disclosures
Interest paid	$118	$198	$10
Income taxes paid	86	49	53

(a)      Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and U.S. Securities and Exchange Commission regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Certain assets and liabilities that have been categorized as held for sale or sold during 2010 have been reclassified within the September 30, 2009 Consolidated Balance Sheet.  Additionally, certain other prior period data has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

The Consolidated Financial Statements include the accounts of Ashland and its majority owned subsidiaries.  In addition, Ashland consolidates a variable interest entity, acquired as part of the Hercules Incorporated (Hercules) acquisition, in which Ashland has a 40% ownership interest and has been deemed to be the primary beneficiary.  As of September 30, 2010, this variable interest entity had an equity position of $22 million.  Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for under the equity method.

Use of estimates, risks and uncertainties

The preparation of Ashland’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, liabilities and receivables associated with asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

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

Investment securities

Securities are classified as available-for-sale or held-to-maturity on the date of purchase.  Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income, a component of stockholders’ equity.  Held-to-maturity securities are recorded at amortized cost.  Interest and dividends are reported within the caption net interest and other financing (expense) income in the Statements of Consolidated Income.  The cost of securities sold is based on the specific identification method.  All securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and Ashland’s intent and ability to hold the security.  A decline in value that is considered to be other-than-temporary is recorded as a loss within the Statements of Consolidated Income.  The net unrealized gain on investment securities in accumulated other comprehensive income as of September 30, 2010 and 2009 was not significant.  For additional information on investment securities, see Note G.

Allowance for doubtful accounts

Ashland records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable.  Each month Ashland reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

receivable is reasonably assured.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  The allowance for doubtful accounts is adjusted when it becomes probable a receivable will not be recovered.

Inventories

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants with a replacement cost of $348 million at September 30, 2010, and $260 million at September 30, 2009, are valued at cost using the last-in, first-out (LIFO) method.  During 2009 and 2008 certain inventory quantities valued under the LIFO method were reduced.  This reduction resulted in a liquidation of LIFO quantities carried at lower costs prevailing in prior years as compared with the cost of purchases within the periods presented, the effect of which decreased cost of goods sold during 2009 and 2008 by $18 million and $31 million, respectively.  The remaining inventories are valued using the weighted-average cost method.

(In millions)	2010	2009
Finished products	$620	$486
Raw materials, supplies and work in process	175	166
LIFO carrying values	(151)	(125)
	$644	$527

Property, plant and equipment

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated principally over 25 to 35 years and machinery and equipment principally over 4 to 15 years.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of certain asset groups of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).  Asset impairment charges are included within the selling, general and administrative expense caption of the Statements of Consolidated Income and were $1 million in 2010, $3 million in 2009 and $2 million in 2008.  Total depreciation expense on property, plant and equipment for 2010, 2009 and 2008 was $235 million, $261 million and $134 million, respectively.  Depreciation expense for 2010 and 2009 included $6 million and $17 million in accelerated depreciation related to the closure of plant facilities, included within the cost of sales caption of the Statements of Consolidated Income, while 2008 did not have a charge.  Capitalized interest for 2010 and 2009 was $2 million and $3 million, respectively, and was not significant for 2008.

Assets held for sale

When specific actions to dispose of assets progress to the point that criteria, as defined within U.S. GAAP, have been met, the underlying assets and liabilities are adjusted to the lesser of carrying value or fair value, which may include an impairment charge to the extent identified, and reclassified into a “held for sale” category within the Consolidated Balance Sheet.  Impairment charges, to the extent they exist, are recognized in the Statements of Consolidated Income.  For additional information on assets held for sale, see Note C.

Goodwill and other indefinite-lived intangibles

In accordance with U.S. GAAP, Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Ashland reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level.  Ashland tests goodwill for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.  Ashland tests its indefinite-lived intangible assets, principally trademarks and trade names, using a “relief-from-royalty” valuation method compared to the carrying value.  Significant assumptions inherent in the valuation methodologies for goodwill and other intangibles are employed and include, but are not limited to, such estimates as projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty and discount rates.  For further information on goodwill and other intangible assets, see Note H.

Derivative instruments

Ashland regularly uses foreign currency derivative instruments to manage its exposure to certain transactions denominated in foreign currencies.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  At September 30, 2010 and 2009, Ashland did not have any derivative contracts that qualified for hedge accounting.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures.  As of September 30, 2010, Ashland had not identified any significant credit risk on open derivative contracts.  For additional information on derivative instruments, see Note G.

Revenue recognition

Sales generally are recognized when persuasive evidence of an arrangement exists, products are received or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured.  For consignment inventory, title and risk of loss are transferred when the products have been consumed or used in the customer’s production process.  The percentage of Ashland’s sales recognized from consignment inventory sales was 5% during 2010 and 2009 and 3% during 2008.  Ashland reports all sales net of tax assessed by qualifying governmental authorities.

Expense recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers, and all other distribution network costs.  Selling, general and administrative expenses include sales and marketing costs, advertising, customer support, environmental remediation, corporate and divisional administrative and other costs.  Advertising costs ($70 million in 2010, $63 million in 2009 and $66 million in 2008) and research and development costs ($86 million in 2010, $96 million in 2009 and $48 million in 2008) are expensed as incurred.

Ashland Consumer Markets has established an engine guarantee associated with its Valvoline™ product line.  Consumers register their vehicles to qualify for the guarantee.  Ashland had established an estimation methodology for quantifying the future potential reserves related to this guarantee program.  However, during 2010 Ashland insured this program with a third party, which has significantly limited the potential exposure related to this guarantee program.  Generally, all other Ashland products are sold without extended warranties.

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

Asbestos-related litigation

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley) and the acquisition of Hercules in November 2008.  Although Riley, a former subsidiary, was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies.  Hercules, a wholly-owned subsidiary of Ashland, has liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products sold by one of Hercules’ former subsidiaries to a limited industrial market.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A) to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions.  The methodology used by HR&A to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense.  Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.  From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs.  For additional information on asbestos-related litigation, see Note N.

Environmental remediation

Accruals for environmental remediation are recognized when it is probable a liability has been incurred and the amount of that liability can be reasonably estimated.  Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations.  Liabilities are recorded at estimated cost values based on experience, assessments and current technology, without regard to any third-party recoveries and are regularly adjusted as environmental assessments and remediation efforts continue.  For additional information on environmental remediation, see Note N.

Pension and other postretirement benefit costs

The funded status of Ashland’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets.  The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date.  For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the other postretirement benefit plans the benefit obligation is the accumulated postretirement benefit obligation (APBO).  The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels.  The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered.  The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants.  The measurement of the benefit obligation is based on Ashland’s estimates and actuarial valuations.  These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.  For additional information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note M.

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

Stock incentive plans

Ashland recognizes compensation expense for stock incentive plans awarded to key employees and directors, primarily in the form of stock appreciation rights (SARs), restricted stock, performance shares and other non-vested stock awards, based upon the grant-date fair value over the appropriate vesting period.  Ashland utilizes several industry accepted valuation models to determine the fair value.  For further information concerning stock incentive plans, see Note P.

Earnings per share

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options and SARs available to purchase shares outstanding for each reported year whose grant price was greater than the average market price of Ashland Common Stock for each applicable fiscal year were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was 2.0 million for 2010 and 2009 and 2.2 million for 2008.

(In millions except per share data)	2010	2009	2008
Numerator
Numerator for basic and diluted EPS -
Income from continuing operations	$301	$78	$175
Denominator
Denominator for basic EPS - Weighted-average
common shares outstanding	78	72	63
Share based awards convertible to common shares	1	1	1
Denominator for diluted EPS - Adjusted weighted-
average shares and assumed conversions	79	73	64
EPS from continuing operations
Basic	$3.86	$1.08	$2.78
Diluted	3.79	1.07	2.76

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance related to fair value measurements (The Accounting Standards Codification (ASC) 820-10-15 Fair Value Measurements and Disclosures), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosures about fair value measurements.  This guidance applies to all other accounting pronouncements that require or permit fair value measurements because the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  The guidance became effective for financial assets and liabilities of Ashland on October 1, 2008 and nonfinancial assets and liabilities of Ashland on October 1, 2009.  Fair value disclosures for financial and nonfinancial assets and liabilities in connection with the adoption are provided in Note F.

In December 2007, the FASB issued new guidance for entities that enter into collaborative arrangements (ASC 808-10 Collaborative Arrangements).  The guidance defines a collaborative arrangement and establishes presentation and disclosure requirements for transactions among participants in a collaborative arrangement and between participants in the arrangement and third parties.  This guidance defines a collaborative arrangement as a contractual arrangement that involves two or more parties that both:  (1) actively participate in a joint operating activity and (2) are exposed to significant risks and rewards that depend on the commercial success of the joint operating activity.  This guidance became effective for Ashland on October 1, 2009.  The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued guidance related to business combinations (ASC 805-10 Business Combinations) which provides that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  In addition, the guidance establishes revised principles and requirements for how Ashland will recognize and measure assets, liabilities and expenses related to a business combination.  This guidance impacts the accounting and reporting of business combinations that occur after October 1, 2009 and the manner in which changes in estimates related to acquisitions that occurred prior to the effective date, such as the Hercules acquisition.

In December 2007, the FASB issued guidance related to noncontrolling ownership interests in the Consolidated Financial Statements (ASC 810-10-65-1 Consolidation).  This guidance establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity.  The guidance also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.  The guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest  and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This guidance became effective for Ashland on October 1, 2009.  The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In April 2008, the FASB issued guidance related to the determination of the useful life of intangible assets (ASC 350-30 General Intangibles Other than Goodwill) which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.  The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

business combinations and asset acquisitions.  This guidance became effective for Ashland on October 1, 2009.  The adoption of this guidance did not have an impact on the Consolidated Financial Statements.

In December 2008, the FASB issued guidance related to employers’ disclosures about postretirement benefit plan assets (ASC 715 Compensation-Retirement Benefits) which requires additional disclosures such as significant risks within plan assets, investment allocation decisions, fair values by major category of plan assets and valuation techniques.  This guidance became effective for Ashland on September 30, 2010.  Additional disclosures resulting from the adoption are provided in Note M.

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

In October 2009, the FASB issued accounting guidance related to separating consideration in multiple-deliverable revenue arrangements (ASC 605-25 Revenue Recognition – Multiple-Element Arrangements).  Under this guidance, multiple-deliverable arrangements will be accounted for separately (rather than as a combined unit) by selecting the best evidence of selling price among vendor-specific objective evidence, third-party evidence or estimated selling price.  Additionally, this guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  This guidance will become effective for Ashland on October 1, 2010.  The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements.

NOTE B – ACQUISITIONS

Ara Quimica

In April 2010, Ashland acquired the remaining 50% interest in Ara Quimica S.A. (Ara Quimica), a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica, which it recorded as an equity-method investment within the Performance Materials reporting segment.  Ara Quimica reported sales of approximately $50 million from its most recent fiscal year ended December 31, 2009.  Ashland recognized a pretax gain of $23 million as a result of revaluing its existing equity interest held in Ara Quimica before the business combination.  The gain was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As a result of this transaction, Ashland recorded $19 million of current assets and $61 million of long-term assets, which includes $55 million of goodwill and intangible assets.  In addition, Ashland recorded $18 million of current liabilities and $6 million of noncurrent liabilities.

Hercules

On November 13, 2008, Ashland completed its acquisition of Hercules.  The merger was recorded by Ashland using the purchase method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price, including qualifying transaction-related expenses, were allocated to tangible and intangible assets and liabilities acquired based upon their respective fair values.

The total merger consideration for outstanding Hercules Common Stock was $2,096 million in cash and $450 million in Ashland Common Stock with the remaining value of the transaction related to cash consideration and value for restricted stock units, stock options and transaction costs.  Each share of Hercules Common Stock issued and outstanding immediately prior to the effective date of the Hercules acquisition was converted into the right to receive $18.60 in cash and 0.0930 of a share of Ashland Common Stock, subject to the payment of cash in lieu of fractional shares of Ashland Common Stock.  Ashland exchanged 10.5 million shares of Ashland common shares for the 112.7 million shares of outstanding Hercules Common Stock on November 13, 2008.

The Hercules acquisition was financed in part through $2,600 million in secured financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan, which was subsequently replaced in May 2009 by $650 million senior unsecured notes and $100 million in cash generated from operations.  The total debt borrowed upon the closing of the merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash, which was used in part to extinguish $594 million of existing Hercules debt and to pay transaction fees associated with the financing facilities.  A significant amount of this debt has since been repaid, and during 2010, Ashland refinanced the remaining debt from this transaction.  See Note I for further information on each financial debt instrument.

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

(f)	Ashland's costs for various legal and financial services associated with the transaction.

NOTE B – ACQUISITIONS (continued)

The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition, as well as adjustments that have been made as a result of ongoing valuations.

At
November 13
Purchase price allocation (in millions)	2008
Assets:
Cash	$54
Accounts receivable	355
Inventory	261
Other current assets	57
Intangible assets	1,093
Goodwill	1,812
Asbestos receivable	97
Property, plant and equipment	1,057
Purchased in-process research and development	10
Other noncurrent assets	187
Liabilities:
Accounts payable	(232)
Accrued expenses	(221)
Debt	(798)
Pension and other postretirement obligations	(316)
Environmental	(107)
Asbestos	(451)
Deferred tax - net	(144)
Other noncurrent liabilities	(120)
Total purchase price	$2,594

Purchase price allocation adjustments made during 2010 primarily related to asbestos liabilities and receivables, as a result of the final assessment after completion of the review of the underlying claim files, as well as certain other nominal valuation adjustments to previously recorded purchase accounting or pre-acquisition amounts within legal, environmental and income taxes.

Purchased in-process research and development (IPR&D) represents the value assigned in a business combination to acquired research and development projects that, as of the date of the acquisition, had not established technological feasibility and had no alternative future use.  Amounts assigned to IPR&D meeting these criteria must be charged to expense as part of the allocation of the purchase price of the business combination.  During 2009, Ashland recorded pretax charges totaling $10 million associated with the Hercules acquisition within the research and development expense caption of the Statement of Consolidated Income.  The estimated values assigned to the IPR&D projects were determined based on a discounted cash flow model assigned to the following projects:

(In millions)
Functional Ingredients	Corebond	$2
Water Technologies	Biofilm Sensor	$2
Water Technologies	Surface Dry Strength	$2
Functional Ingredients / Water Technologies	Other	$4

As part of the valuation of the Hercules acquisition, Ashland recorded $1,093 million of intangible assets.  Of these intangible assets, Ashland has identified approximately $255 million of certain product trade names, within the Functional Ingredients and Water Technologies businesses, that have been designated as indefinite-lived assets.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands as well as their recognition worldwide in the industry.  The remaining $838 million identified finite-lived intangible assets are being amortized over the estimated useful life in proportion to the economic benefits consumed.  Ashland considered the useful lives of the customer relationships, developed technology and product trade names to be 10 to 24 years, 5 to 20 years and 20 years, respectively.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current Hercules customer base.

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

	Fiscal year ended
Unaudited pro forma information	September 30
(In millions, except per share amounts)	2009	2008
Sales	$8,373	$10,699
Income from continuing operations	$239	$183
Net income	$232	$208

Basic earnings per share
Income from continuing operations	$3.22	$2.49
Net income	$3.12	$2.83

Diluted earnings per share
Income from continuing operations	$3.16	$2.45
Net income	$3.07	$2.78

The unaudited pro forma information is presented above for illustrative purposes only and does not purport to be indicative of the results of future operations of Ashland or the results that would have been attained had the operations been combined during the periods presented.

Air Products

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

NOTE C – DIVESTITURES

Casting Solutions Joint Venture

In July 2010, Ashland and Süd-Chemie (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction will combine three businesses:  Ashland’s Casting Solutions business group, the Foundry-Products and Specialty Resins business unit of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing fifty-percent owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland only recognizes equity income of the joint venture within its consolidated results.  Ashland’s Casting

NOTE C – DIVESTITURES (continued)

Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recently completed fiscal year.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie to be contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year.

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

The transaction is expected to close by the end of the calendar year, subject to customary closing conditions, including regulatory review.  At closing, the joint venture is expected to distribute a cash payment to Ashland of approximately 19 million euros.  During the period in which the transaction closes, Ashland is expecting to recognize a gain primarily attributable to the fair value remeasurement of the net assets contributed to the new joint venture exceeding the recorded values.  As of September 30, 2010, the recorded values of assets and liabilities expected to be contributed by Ashland to the new joint venture were as follows:

Assets
(In millions)	(liabilities)
Cash	$13
Accounts receivable	52
Inventories	19
Property, plant and equipment	29
Goodwill	52
Trade and other payables	(27)
Other noncurrent assets (liabilities) - net	10
$148

Pinova

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million five-year promissory note from TorQuest Partners.  The Pinova business, with annual revenues of approximately $85 million per year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  The transaction resulted in a pretax gain of less than $1 million, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As part of this transaction, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

Drew Marine

In August 2009, Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax, which was subsequently reduced by $4 million after giving affect to post-closing adjustments related primarily to working capital.  Drew Marine businesses had annual sales of approximately $140 million per year.  The transaction resulted in an initial pretax gain of $56 million during 2009, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As part of this transaction, Ashland has agreed to continue to manufacture certain products on behalf of Drew Marine.

Held for sale classification

As a result of these divestitures, the assets and liabilities of these businesses were reflected as held for sale in the September 30, 2009 Consolidated Balance Sheet and are comprised of the following components:

September 30
(In millions - unaudited)	2009
Accounts receivable	$13
Inventories	28
Current assets	$41

Property, plant and equipment, net	$39
Noncurrent assets	$39

Trade payables	$5
Current liabilities	$5

In addition to the Pinova and Drew Marine assets and liabilities identified above, Ashland had noncurrent assets held for sale of $9 million and $13 million at September 30, 2010 and 2009, respectively, primarily related to corporate aircraft, non-operational properties and certain Valvoline Instant Oil Change™ locations.

FiberVisions

In December 2008, Ashland completed the sale of its indirectly held 33.5% ownership interest in FiberVisions Holdings, LLC (FiberVisions) to Snow Phipps Group, LLC (Snow Phipps), a New York-based private equity firm and the majority owner of FiberVisions for $7 million.  FiberVisions, a leading global producer of specialty fibers for nonwoven fabrics and textile fibers used in consumer and industrial products, was acquired by Ashland as part of the Hercules acquisition.  The sale of the company’s interest in FiberVisions generated a capital loss of approximately $220 million for tax purposes that can be used to offset capital gains.  At the time of the sale, the unutilized capital loss benefit was fully offset by a deferred tax asset valuation allowance because Ashland is not permitted to anticipate additional future capital gains; therefore, no tax benefit was recognized on this transaction.  For further information on income taxes, see Note L.

MAP Transaction

On June 30, 2005, Ashland completed the transfer of its 38% interest in Marathon Ashland Petroleum LLC (MAP) and two other businesses to Marathon Oil Corporation (Marathon) in a transaction valued at approximately $3.7 billion (the MAP Transaction).  The two other businesses were Ashland’s maleic anhydride business and 60 Valvoline Instant Oil Change™ (VIOC) centers in Michigan and northwest Ohio.  Because none of the businesses qualified as discontinued operations under U.S. GAAP, the gain was reported in income from continuing operations on a separate line caption on the Statements of Consolidated Income below operating income and labeled net gain on acquisitions and divestitures.

Due to the structure of the MAP Transaction, Marathon is entitled to the tax deductions for Ashland’s future payments of certain contingent liabilities related to previously owned businesses of Ashland.  However, pursuant to the terms of the Tax Matters Agreement (TMA), Marathon has agreed to compensate Ashland for these tax deductions.  Ashland recorded a discounted receivable for the estimated present value of probable recoveries from Marathon for the portion of these future tax deductions which is not dependent upon Marathon’s ability to utilize these deductions.  This receivable was included in the total pretax gain on the transaction while the accretion of the discount associated with this receivable is recorded in the net interest and other financing (expense) income caption.  At September 30, 2010 and 2009, this receivable was $37 million and $40 million, respectively, and is included in other current and noncurrent assets on Ashland’s Consolidated Balance Sheets.  Due to the continuing nature of certain tax issues, the original recorded gain has been adjusted in the net gain (loss) on acquisitions and divestitures caption in the Statements of Consolidated Income during 2010, 2009 and 2008, and may continue to be adjusted in future periods.

During 2008, Ashland and Marathon agreed to a tax related settlement with respect to four specific tax attributes and deductions subject to the terms of the TMA.  These tax attributes and deductions were originally scheduled to be reimbursed periodically at much later points in the future, some with the potential of greater than 20 or more years.  The effect of this settlement accelerated Marathon’s reimbursement to Ashland for certain of these deductions, resulting in the receipt of $26 million in cash from Marathon representing the present value of the future deductions.  As a result of this specific agreement, Ashland recorded a gain within the net gain on acquisitions and divestitures caption of the Consolidated Statement of Income of $23 million during 2008.

NOTE D – DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary, and from the acquisition during 2009 of Hercules, a wholly-owned subsidiary of Ashland.  Additional adjustments to the recorded litigation reserves and related insurance receivables continue annually and primarily reflect updates to the estimates.  See Note N for further discussion of Ashland’s asbestos-related activity including assumed Hercules obligations.

On August 28, 2006, Ashland completed the sale of the stock of Ashland Paving And Construction, Inc. (APAC) to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The sale qualified as a discontinued operation and, as a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during 2010, 2009 and 2008.  Due to the ongoing assessment of certain tax matters associated with this divestiture, subsequent adjustments to this gain may continue in future periods in the discontinued operations caption in the Statements of Consolidated Income.

During 2003, Ashland completed the sale of the net assets of its Electronic Chemicals business and certain related subsidiaries that qualified as a discontinued operation.  Ashland has made subsequent adjustments to the sale of Electronic Chemicals, primarily relating to environmental liabilities and tax effects of the sale.  Due to the ongoing assessment of certain matters associated with this divestiture, subsequent adjustments to this sale may continue in future periods in the discontinued operations caption in the Statements of Consolidated Income.

During 2009, Ashland recorded two adjustments that related to prior periods within the discontinued operations caption of the Statement of Consolidated Income.  These included a charge related to a change in the duration period on a retained environmental liability from the Electronic Chemicals business and a charge related to a tax basis adjustment from the APAC divestiture.  Ashland assessed the affect these adjustments had on income from discontinued operations and net income in the current and prior periods and, after considering quantitative and qualitative factors, determined such adjustments to be below the threshold that would necessitate a restatement of the consolidated financial statements for the prior years.  Ashland also considered the impact of these prior period adjustments on its internal controls and financial reporting and based on qualitative and quantitative factors, including the discrete nature of the transactions involved, concluded that the matters did not indicate a material weakness in internal controls over financial reporting.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for each of the years ended September 30.

(In millions)	2010	2009	2008
Income (loss) from discontinued operations
APAC	$-	$1	$-
Asbestos-related litigation reserves, expenses and related receivables	29	2	(11)
Gain (loss) on disposal of discontinued operations
Electronic Chemicals	3	(4)	-
Income (loss) before income taxes	32	(1)	(11)
Income tax (expense) benefit
Benefit (expense) related to income (loss) from discontinued operations
APAC	-	(1)	1
Asbestos-related litigation reserves and expenses	(8)	-	9
Benefit (expense) related to gain (loss) on disposal of discontinued operations
APAC	8	(6)	(7)
Electronic Chemicals	(1)	1	-
Income (loss) from discontinued operations (net of income taxes)	$31	$(7)	$(8)

NOTE E – UNCONSOLIDATED AFFILIATES

Summarized financial information for companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland’s Consolidated Financial Statements.  At September 30, 2010 and 2009, Ashland’s retained earnings included $55 million and $45 million, respectively, of undistributed earnings from unconsolidated affiliates accounted for on the equity method.

The summarized financial information for all companies accounted for on the equity method by Ashland is as of and for the years ended September 30, 2010, 2009 and 2008, respectively.

(In millions)	2010 (a)	2009	2008
Financial position
Current assets	$229	$226
Current liabilities	(89)	(89)
Working capital	140	137
Noncurrent assets	62	66
Noncurrent liabilities	(7)	(8)
Stockholders' equity	$195	$195
Results of operations
Sales	$561	$517	$655
Income from operations	66	52	75
Net income	38	32	52
Amounts recorded by Ashland
Investments and advances	$76	$79	$81
Equity income	19	14	23
Distributions received	17	15	13

(a)      Amounts in 2010 exclude Ara Quimica, which was acquired in April 2010.

NOTE F – RESTRUCTURING ACTIVITIES

During 2010, Ashland continued to manage the specific cost-structure efficiency programs implemented in 2008 and 2009.  During 2008, Ashland implemented operational redesigns (2008 Program), primarily within Ashland’s Water Technologies and Performance Materials businesses, to take proactive steps to enhance profitability through streamlined operations and an improved overall cost structure of the businesses.  This program continued during 2009 and was further expanded to capture additional cost saving opportunities.

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

In total, Ashland has achieved run-rate cost reductions of $425 million related to these cost reduction initiatives.  The cumulative effect of these restructuring activities has resulted in 12 permanent facility closings through the end of 2010 and in total has reduced the global workforce by over 2,000 employees, or approximately 13%.  The total restructuring cost incurred under the cost-structure efficiency and other related programs during 2010 was $4 million, and was classified within the selling, general and administrative expense caption on the Statement of Consolidated Income.  The total restructuring cost incurred under the cost-structure efficiency programs during 2009 was $96 million, of which $75 million during 2009 had been charged as an expense within the Statement of Consolidated Income, consisting of $58 million classified within the selling, general and administrative expense caption and $17 million of accelerated depreciation charged to the cost of sales caption.  The remaining cost of $21 million related to severance associated with Hercules personnel, which qualified for purchase method of accounting in accordance with U.S. GAAP, and had no effect on the Statement of Consolidated Income.  Additional costs from reductions in resources or facilities may occur in future periods, which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items, although Ashland does not currently expect these to be significant.  Ashland anticipates principally completing these restructuring activities during 2011.

NOTE F – RESTRUCTURING ACTIVITIES (continued)

The following table details at September 30, 2010, 2009 and 2008, the amount of restructuring reserves related to the cost-structure efficiency and Hercules integration programs included in accrued expenses and other liabilities in the Consolidated Balance Sheet and the related activity in these reserves during 2010, 2009 and 2008.

		Plant
		closure/
(In millions)	Severance	other costs	Total
Balance as of September 30, 2007	$-	$-	$-
Restructuring reserve	9	-	9
Utilization (cash paid or otherwise settled)	(2)	-	(2)
Balance as of September 30, 2008	7	-	7
Restructuring reserve	75	21	96
Utilization (cash paid or otherwise settled)	(44)	(21)	(65)
Balance as of September 30, 2009	38	-	38
Restructuring reserve	4	-	4
Utilization (cash paid or otherwise settled)	(27)	-	(27)
Balance at September 30, 2010	$15	$-	$15

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

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2010.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of September 30, 2010.  For additional information on fair value hierarchy measurements of pension plan asset holdings, see Note M.

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$417	$417	$417	$-	$-
Auction rate securities	22	22	-	-	22
Deferred compensation investments (a)	169	169	62	107	-
Investment of captive insurance company (a)	2	2	2	-	-
Total assets at fair value	$610	$610	$481	$107	$22

(a)      Included in other noncurrent assets in the Consolidated Balance Sheets.

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

Level 3 instruments

Auction rate securities

At September 30, 2010 and 2009, Ashland held at par value $25 million and $192 million, respectively, in student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time, the market for auction rate securities has failed to achieve equilibrium.  As of September 30, 2008, Ashland had recorded, as a component of stockholders’ equity, a temporary $32 million unrealized loss on the portfolio.  As of that date, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which are substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.  Ashland’s estimate of fair value for auction rate securities as of September 30, 2008 was based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.

During the first quarter of 2009, Ashland liquidated $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million, which was the recorded book value of this instrument.  As a result of this sale, as well as Ashland’s current debt structure following the Hercules acquisition and the ongoing impact from the current global economic downturn, Ashland also determined in this quarter that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million unrealized loss as a permanent realized loss in the other expenses caption of the Consolidated Statement of Income.  A full valuation allowance was established for

NOTE G – FAIR VALUE MEASUREMENTS (continued)

this tax benefit at December 31, 2008 because for tax purposes Ashland did not have capital gains to offset this capital loss.  For further information on income taxes, see Note L.

At September 30, 2010 and 2009, auction rate securities were recorded at $22 million and $170 million, respectively, and were classified as noncurrent assets in the Consolidated Balance Sheets.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland continues to believe the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, Ashland classified these instruments as noncurrent at September 30, 2010 and 2009 in the Consolidated Balance Sheets.  At September 30, 2010, scheduled maturities for auction rate securities were as follows:

	Amortized	Fair
(In millions)	cost	value
Over 30 years	$25	$22

The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2008 (par value)	$275
Unrealized losses as of October 1, 2008 included in other comprehensive income	(32)
Recorded balance as of October 1, 2008	243
Transfers in and/or (out) of Level 3	-
Total losses charged in the Consolidated Statement of Income	(32)
Total reversal of losses included in other comprehensive income	32
Sales of auction rate securities	(73)
Balance as of October 1, 2009 (par value)	170
Transfers in and/or (out) of Level 3	-
Realized gain recognized in the Consolidated Statement of Income	2
Sales of auction rate securities	(150)
Balance as of September 30, 2010	$22

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

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  During 2010 and 2009, a loss of $1 million and a gain of $5 million, respectively, were recorded in the Statements of Consolidated Income for these contracts within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.

The net gain position on foreign currency derivatives outstanding in the Consolidated Balance Sheet as of September 30, 2010 was $1 million (consisting of a gain of $2 million with a notional amount of $86 million offset by a loss of $1 million with a notional amount of $41 million) and was included in other noncurrent assets.  The net loss position on foreign currency derivatives outstanding in the Consolidated Balance Sheet as of September 30, 2009 was less than $1 million (consisting of a gain of $1 million with a notional amount of $43 million offset by a loss of $1 million with a notional amount of $73 million) and was included in other noncurrent liabilities.  As of September 30, 2010, there were no open foreign currency derivatives which qualified for hedge accounting treatment.

Interest rate hedges

During 2009, Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  This interest rate cap qualifies as an interest rate swap within the provisions of the senior credit agreement, but does not qualify for hedge accounting.  As a result, gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statements of Consolidated Income within the net interest and other financing (expense) income caption.  As of September 30, 2010 and 2009, the fair value of the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Consolidated Balance Sheets.

Long-term debt instruments

At September 30, 2010 and 2009, Ashland’s long-term debt (including current portion) had a carrying value of $1,153 million and $1,590 million, respectively, compared to a fair value of $1,402 million and $1,751 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

NOTE H – GOODWILL AND OTHER INTANGIBLES

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined that its reporting units for allocation of goodwill include the Functional Ingredients, Water Technologies, Consumer Markets and Distribution reportable segments.  Within the Performance Materials reportable segment, because further discrete financial information is provided and management regularly reviews this information, this reportable segment is further broken down into the Casting Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.

When externally quoted market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units through the use of discounted cash flow models.  Discounted cash flow models are highly reliant on various assumptions.  Significant assumptions Ashland utilized in these models included:  projected business results and future industry direction, long-term growth factors and Ashland’s weighted-average cost of capital.  Ashland uses assumptions that it deems to be conservative estimates of likely future events and compares the total fair values of each reporting unit to a market multiples valuation technique and in aggregate sums the total discounted cash flow results and compares it to Ashland’s market capitalization, and implied control premium, to determine if the fair values are reasonable compared to external market indicators.  In conjunction with the July 1 annual assessment of goodwill, Ashland’s valuation techniques did not indicate any impairment.

Ashland’s assessment of an impairment charge on any of these assets currently classified as having indefinite lives, including goodwill, could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: divestiture decision, negative change in Ashland’s weighted-average cost of capital rates, growth rates or other assumptions, economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.

Ashland’s purchase of Hercules increased goodwill by $1,812 million.  In connection with the goodwill associated with this acquisition, Ashland determined that a certain amount of the goodwill should be allocated to all reporting units because each reporting unit will benefit from synergies related to the acquisition that will increase these businesses’ overall reported profitability.  Ashland calculated the increased value that each reporting unit is expected to receive from the estimated synergy savings, which was then multiplied by industry valuation multiples for each specific reporting unit, in determining the appropriate amount of goodwill to allocate for this transaction.

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

The following is a progression of goodwill by segment for the years ended September 30, 2010 and 2009.

	Functional	Water		Performance		Consumer
(In millions)	Ingredients	Technologies	(a)	Materials	(b)	Markets	Distribution	Total
Balance at September 30, 2008	$-	$56		$196		$30	$1	$283
Acquisitions	1,030	515		97		85	79	1,806
Currency translation adjustment	76	55		-		-	-	131
Balance at September 30, 2009	1,106	626		293		115	80	2,220
Acquisitions	4	2		42		-	-	48
Currency translation adjustment	(30)	(8)		(2)		-	-	(40)
Balance at September 30, 2010	$1,080	$620		$333		$115	$80	$2,228

(a)	Excludes goodwill of $16 million as of September 30, 2008 associated with the Drew Marine sale during 2009 that has been classified within assets held for sale.
(b)
Goodwill consisted of $52 million and $51 million as well as $281 million and $242 million, respectively, for the Casting Solutions and Composites and Adhesives reporting units as of September 30, 2010 and 2009.  The addition of $42 million of goodwill during 2010 is related to the Ara Quimica acquisition.

Intangible assets principally consist of trademarks and trade names, intellectual property, customer lists and sale contracts.  Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 15 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years.

Certain intangible assets within trademarks and trade names have been classified as indefinite lived and had a balance of $290 million as of September 30, 2010 and 2009.  In accordance with U.S. GAAP, Ashland annually reviews these intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment.  Intangible assets were comprised of the following as of September 30, 2010 and 2009.

	2010			2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$353	$(27)	$326	$353	$(24)	$329
Intellectual property	331	(63)	268	331	(41)	290
Customer relationships	586	(79)	507	586	(40)	546
Other intangibles	40	(28)	12	40	(24)	16
Total intangible assets	$1,310	$(197)	$1,113	$1,310	$(129)	$1,181

Amortization expense recognized on intangible assets was $68 million for 2010, $68 million for 2009 and $11 million for 2008, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.  As of September 30, 2010, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that currently have been determined to have indefinite lives.  Estimated amortization expense for future periods is $68 million in 2011, $66 million in 2012, $65 million in 2013, $63 million in 2014 and $62 million in 2015.

NOTE I – DEBT

The following table summarizes Ashland’s current and long-term debt at September 30, 2010 and 2009.

(In millions)	2010	2009
Term Loan A, due 2013 (a)	$-	$219
Term Loan B, due 2014 (a)	-	542
Term Loan A, due 2014 (a)	293	-
6.60% notes, due 2027 (b)	12	12
Accounts receivable securitization	40	-
9.125% notes, due 2017	630	628
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at September 30, 2010 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	20	20
Hercules Tianpu - term notes, due through 2011 (b)	14	19
Hercules Nanjing - term notes, due 2013	34	-
6.50% junior subordinated notes, due 2029 (b)	126	125
International revolver agreements, interest at a weighted-
average rate of 4.6% at September 30, 2010 (1.4% to 9.5%)	30	22
Other	4	5
Total debt	1,224	1,613
Short-term debt	(71)	(23)
Current portion of long-term debt	(45)	(53)
Long-term debt (less current portion)	$1,108	$1,537

(a)	Senior credit facilities. On March 31, 2010, Term Loan A due 2014 was entered into while the Term Loan A due 2013 and Term Loan B due 2014 were paid in full.
(b)	Retained instrument from the Hercules acquisition.

At September 30, 2010 Ashland’s total debt had an outstanding principal balance of $1,403 million and discounts of $179 million.  The scheduled aggregate maturities of debt for the next five fiscal years are as follows:  $116 million in 2011, $38 million in 2012, $85 million in 2013, $203 million in 2014 and $8 million in 2015.

In conjunction with the acquisition of Hercules on November 13, 2008, Ashland secured $2,600 million in financing from Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders consisting of a $400 million revolving credit facility, a $400 million term loan A facility, an $850 million term loan B facility, a $200 million accounts receivable securitization facility and a $750 million bridge loan, that was subsequently replaced with the issuance of $650 million senior unsecured bonds in May 2009.  The total debt borrowed upon the closing of the acquisition was $2,300 million which included amounts used to fund the $594 million extinguishment of certain debt instruments that Hercules held as of the closing date.  The remaining Hercules debt inherited as part of the acquisition was recorded at its fair value of $205 million as of the acquisition date.

Senior credit facilities

On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the other Lenders party thereto, (the Senior Credit Agreement).  The Senior Credit Agreement provides for an aggregate principal amount of $850 million in senior secured credit facilities (the Senior Credit Facilities), consisting of a $300 million four-year Term Loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the Term Loan A facility were used, together with proceeds from the accounts receivable securitization facility described below, and cash on hand to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the Senior Credit Facilities and the related transactions.  The new revolving credit facility will provide ongoing working capital and will be used for other general corporate purposes as well as support for the issuance of letters of credit.

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

NOTE I – DEBT (continued)

The Senior Credit Facilities may cease to be secured upon Ashland achieving an Investment Grade corporate family rating as defined in the Senior Credit Agreement.

The Senior Credit Facilities carried an initial interest rate of either LIBOR plus 275 points or base rate plus 175 basis points, at Ashland’s option, and as of September 30, 2010, the weighted-average interest rate on the Term Loan A was 2.8%.  Total borrowing capacity remaining under the $550 million revolving credit facility was $428 million, representing a reduction of $122 million for letters of credit outstanding at September 30, 2010.  The Term Loan A facility was drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments, with 5% of the original principal amount due during year one, 7.5% of the original principal amount due during year two, 10% of the original principal amount due during year three, and 77.5% of the original principal amount due during year four (in quarterly installments of 5.0%, 5.0%, 5.0% and 62.5%), with a final payment of all outstanding principal and interest on March 31, 2014.

As a result of the new Senior Credit Agreement and prepayments made before the refinancing date, Ashland expensed $62 million of the remaining $84 million debt issuance costs related to the loan fees paid to originate the initial term facility and incurred an additional $4 million of prepayment fee penalties related to the previous Term Loan B facility, which were included in the net interest and other financing (expense) income caption in the Statements of Consolidated Income.  In addition, Ashland incurred $12 million of new debt issuance costs associated with the new Senior Credit Agreement that were deferred and will be recognized as an expense ratably over the life of the new term of the agreement.

Senior unsecured notes

In May 2009, Ashland issued $650 million aggregate principal amount of 9.125% senior unsecured notes due 2017.  The notes were issued at 96.577% of the aggregate principal amount to yield 9.75%.  Ashland may redeem some or all of the notes at any time on or after June 1, 2013 at certain fixed redemption prices.  The notes will mature on June 1, 2017 and rank equally with other unsecured and unsubordinated senior obligations.  Ashland used the net proceeds from this issuance, together with available liquidity, to repay the $750 million bridge loan facility entered into as part of the interim credit agreement in connection with the closing of the Hercules acquisition on November 13, 2008.  The interim credit agreement for the bridge loan facility provided $750 million of unsecured senior interim loans at a rate of 9% per annum through November 13, 2009, the interim loan maturity date.  Upon termination of the bridge facility, Ashland expensed the remaining $10 million of debt issuance cost related to the loan fees paid to originate the bridge loan facility, which was included in the net interest and other financing (expense) income caption in the Statements of Consolidated Income for the year ended September 30, 2009.

Hercules retained instruments

Upon completion of the Hercules acquisition, Ashland assumed the following Hercules debt facilities:  6.60% notes due 2027, 6.50% junior subordinated deferrable interest debentures due 2029, term loans of Hercules Tianpu at rates ranging from 2.10% to 5.47% through 2011.

The 6.5% junior subordinated deferrable interest debentures due 2029 (the 6.5% debentures) had an initial issue price of $741.46 and have a redemption price of $1,000.  The 6.5% debentures were initially issued to Hercules Trust II (Trust II), a subsidiary trust established in 1999.  Trust II had issued, in an underwritten public offering, 350,000 CRESTSSM Units, each consisting of a 6.5% preferred security of Trust II and a warrant (exercisable through 2029) to purchase 23.4192 shares of the Hercules Common Stock for the equivalent of $42.70 per share.  The preferred securities and the warrants were separable and were initially valued at $741.46 and $258.54, respectively.  In connection with the Hercules dissolution and liquidation of Trust II in December 2004, Trust II distributed the 6.5% debentures to the holders of the preferred securities and the preferred securities were cancelled.  The CRESTSSM Units now consist of the 6.5% debentures and the warrants, both of which were fair valued in conjunction with the Hercules acquisition.  Ashland will accrete the difference between the $282 million par value and the $124 million recorded fair value at the time of the acquisition of the 6.5% debentures over the remaining term.  The effective rate for this instrument was 15.57% as of September 30, 2010 and 2009.

Hercules Tianpu is consolidated within Ashland’s Consolidated Financial Statements.  Loans issued by Hercules Tianpu are guaranteed by Ashland for approximately 55% of the outstanding balances.  The loans are denominated in Renminbi and U.S. dollar equivalents.

Accounts receivable securitization

As part of the refinancing described above, on March 31, 2010, Ashland amended and restated its existing accounts receivable securitization facility, pursuant to (i) a First Amendment to Sale Agreement, between Ashland and CVG Capital II, LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of Ashland (CVG), which amended the Sale Agreement, dated as of November 13, 2008 (as so amended, the Sale Agreement) and (ii) an Amended and Restated Transfer and Administration Agreement (the Transfer and Administration Agreement), among CVG, Ashland, each of Liberty Street

Funding LLC, Market Street Funding LLC and Three Pillars Funding LLC, as Conduit Investors and Uncommitted Investors, The Bank of Nova Scotia, as the Agent (the Agent), a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, PNC Bank, National Association, as a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, SunTrust Bank, as a Letter of Credit Issuer and a Committed Investor, SunTrust Robinson Humphrey, Inc., as a Managing Agent and an Administrator and Wells Fargo Bank, National Association, as a Letter of Credit Issuer, a Managing Agent and a Committed Investor, as acknowledged and agreed to by Bank of America, National Association and YC SUSI Trust, as exiting parties.

The primary purposes of the amendment of the accounts receivable securitization facility were to increase the maximum available funds under the facility from $200 million to $350 million and to extend the maturity date of the facility to March 29, 2013.  At September 30, 2010, the outstanding amount of accounts receivable sold by Ashland to CVG was $663 million.  Ashland had drawn $40 million under the facility as of September 30, 2010 of the approximate $350 million in available funding from qualifying receivables.

As part of the receivables securitization facility, under the Sale Agreement Ashland will sell, on an ongoing basis, substantially all of its qualifying accounts receivable (but not those of its subsidiaries), certain related assets and the right to the collections on those accounts receivable to CVG.  Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors (together the Investors) through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  Ashland accounts for its transfers under the facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Condensed Consolidated Balance Sheet as accounts receivable.  Borrowings under the facility will be repaid as accounts receivable are collected, with new borrowings created as, and when, CVG requests additional fundings from the Investors under the Transfer and Administration Agreement, which will generally occur on a monthly basis.  Ashland continues to classify any borrowings under this facility as a short-term debt instrument within the Consolidated Balance Sheets.  Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from Ashland’s own assets and will not be available to its creditors should Ashland become insolvent.  Ashland’s equity interest in CVG has been pledged to the lenders under Ashland’s new senior secured credit facilities described above.  Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement.

Debt defeasance

During 2006, Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet.  Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments.  The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.  At September 30, 2010 and 2009, the carrying value of the investments to defease debt, was $17 million and $18 million, respectively.  The carrying value of the debt was $13 million as of September 30, 2010 and 2009.

Net interest and other financing (expense) income

(In millions)	2010	2009	2008
Interest expense	$(198)	$(215)	$(9)
Interest income	12	21	40
Other financing costs	(11)	(11)	(3)
	$(197)	$(205)	$28

Interest expense for the year ended September 30, 2010 included debt amortization costs of $81 million, of which $66 million related to accelerated amortization of debt issuance costs and prepayment penalties associated with the senior credit facility refinancing in March 2010.

Interest expense for the year ended September 30, 2009 included debt amortization costs of $52 million, of which $8 million related to accelerated amortization from prepayments made on both the term loan A and term loan B facility and $10 million relates to the previously mentioned extinguishment of the bridge loan facility in May 2009.

NOTE I – DEBT (continued)

Covenants related to debt agreements

The newly amended (during 2010) Senior Credit Facilities include less restrictive covenants than the previous credit facility and no longer contain covenants associated with minimum consolidated net worth and capital expenditure limits.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of September 30, 2010, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated leverage ratio permitted under the Senior Credit Facilities are as follows:  3.25 from the period March 31, 2010 through September 30, 2010, 3.00 from the period December 31, 2010 through September 30, 2011 and 2.75 from December 31, 2011 and each fiscal quarter thereafter.

The Senior Credit Facilities define the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA for any measurement period.  In general, the Senior Credit Facilities define consolidated EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness, and guaranties.

The permitted consolidated fixed charge coverage ratio under the Senior Credit Facility is 1.25 from the period March 31, 2010 through September 30, 2010 and 1.50 from December 31, 2010 and for each fiscal quarter thereafter.

The Senior Credit Facilities define the consolidated fixed charge coverage ratio as the ratio of consolidated EBITDA less the aggregate amount of all cash capital expenditures to consolidated fixed charges for any measurement period.  In general consolidated fixed charges are defined as the sum of consolidated interest charges, the aggregate principal amount of all regularly scheduled principal payments and the aggregate amount of all restricted payments, which include any dividend or other distribution with respect to any capital stock or other equity interest.

At September 30, 2010, Ashland’s calculation of the consolidated leverage ratio per the refinancing was 0.9 compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.25.  At September 30, 2010, Ashland’s calculation of the fixed charge coverage ratio was 4.7 compared to the permitted consolidated ratio of 1.25.

Corporate credit ratings

During 2010, Ashland’s corporate credit ratings were upgraded by both Standard & Poor’s and Moody’s Investor Services from BB- and Ba2, respectively, at September 30, 2009 to BB+ and Ba1, respectively, at September 30, 2010 with an outlook of positive from Standard & Poor’s and positive from Moody’s Investor Services.

NOTE J – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2010	2009
Deferred compensation investments	$169	$175
Equity investments	76	79
Debt issuance cost	47	112
Tax receivables	40	42
Environmental insurance receivables	30	35
Land use rights	31	31
Note receivables	23	14
Defined benefit plan assets	19	32
Debt defeasance assets	17	18
Other	61	81
	$513	$619

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30.

(In millions)	2010	2009
Environmental remediation reserves	$162	$169
Accrued tax liabilities (including sales and franchise)	125	145
Insurance reserves related to workers compensation and general liability	100	86
Deferred compensation	88	93
Other	100	97
	$575	$590

NOTE K – LEASES

Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates.  Capitalized lease obligations are not significant and are included in long-term debt while capital lease assets are included in property, plant and equipment.  Future minimum rental payments at September 30, 2010 were $66 million in 2011, $60 million in 2012, $47 million in 2013, $30 million in 2014, $28 million in 2015 and $46 million in 2016 and later years.  Rental expense under operating leases was as follows:

(In millions)	2010	2009	2008
Minimum rentals (including rentals under short-term leases)	$77	$78	$59
Contingent rentals	6	3	3
Sublease rental income	(6)	(6)	(1)
	$77	$75	$61

NOTE L – INCOME TAXES

A summary of the provision for income taxes related to continuing operations follows.

(In millions)	2010	2009	2008
Current
Federal	$10	$9	$13
State	(1)	3	3
Foreign	52	68	26
	61	80	42
Deferred	30	-	44
Income tax expense	$91	$80	$86

Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes.  Ashland has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures.  As of September 30, 2010, management intends to indefinitely reinvest such earnings, which amounted to $518 million.  It is not practicable to estimate the amount of U.S. tax that might be payable if these earnings were ever to be remitted.  Foreign net operating loss carryforwards primarily relate to certain European operations and generally may be carried forward.  U.S. state net operating loss carryforwards relate to operational losses within certain states and generally may be carried forward.  Temporary differences that give rise to significant deferred tax assets and liabilities as of September 30 are presented in the following table.

NOTE L – INCOME TAXES (continued)

(In millions)	2010	2009
Deferred tax assets
Employee benefit obligations	$497	$431
Environmental, self-insurance and litigation reserves (net of receivables)	233	247
Credit carryforwards (a)	169	152
Foreign net operating loss carryforwards (b)	111	106
State net operating/capital loss carryforwards (c)	96	101
Federal capital loss carryforwards (d)	75	73
Compensation accruals	93	79
Uncollectible accounts receivable	10	12
Other items	(26)	80
Valuation allowances (e)	(310)	(306)
Total deferred tax assets	948	975
Deferred tax liabilities
Property, plant and equipment	258	295
Goodwill and other intangibles (f)	257	277
Investment in unconsolidated affiliates	135	127
Total deferred tax liabilities	650	699
Net deferred tax asset	$298	$276

(a)
Consists primarily of foreign tax credits of $106 million expiring over 2014 to 2018, alternative minimum tax credits of $16 million with no expiration and research and development credits of $44 million expiring over 2021 to 2029.

(b)	Gross foreign net operating loss carryforwards will expire in future years as follows: $1 million in 2011, $3 million in 2012 and the remaining balance in other future years.
(c)	Gross state net operating/capital loss carryforwards will expire in future years as follows: $33 million in 2011, $100 million in 2012 and the remaining balance in other future years.
(d)	Federal capital loss carryforwards will expire primarily in 2014.
(e)	Valuation allowances primarily relate to the realization of recorded tax benefits on U.S. federal, state and foreign net operating loss carryforwards as well as capital losses.
(f)	The total amount of goodwill as of September 30, 2010 expected to be deductible for tax purposes is $111 million.

The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.  The foreign components of income from continuing operations disclosed below exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2010	2009	2008
Income from continuing operations before income taxes
United States	$179	$30	$174
Foreign	213	128	87
	$392	$158	$261

Income taxes computed at U.S. statutory rate (35%)	$137	$55	$91
Increase (decrease) in amount computed resulting from
Patient Protection and Affordable Care Act	14	-	-
Non-taxable gain from the acquisition of Ara Quimica	(8)	-	-
Resolution and reevaluation of tax positions	(5)	29	(9)
Auction rate securities valuation allowance (release)	(6)	8	-
Deferred tax balance adjustment	(9)	-	-
Nondeductible (gain) loss on life insurance investments	(2)	2	9
Claim for research and development credits	(19)	(9)	(1)
Gain on divestitures	-	(4)	(7)
Net impact of foreign results	(12)	(2)	5
Other items	1	1	(2)
Income tax expense	$91	$80	$86

Ashland’s income tax expense for 2010, 2009 and 2008 included $5 million of tax benefit, $29 million of tax expense and $9 million of tax benefit, respectively, due to the resolution of domestic and foreign tax matters and the reevaluation of income tax reserves related to tax positions taken in previous years.  Income tax expense for 2010 also included a benefit of $17 million for the identification of additional U.S. research and development tax credits within the acquired Hercules businesses, a $12 million benefit from foreign results, and a benefit of $9 million related to a deferred tax balance adjustment.  In addition, income tax expense for 2010 included a benefit of $8 million attributable to a non-taxable book gain which was recorded as a result of the Ara Quimica acquisition.

The $9 million deferred tax balance adjustment noted above was recorded to correct previous assumptions in deferred tax balances related to contingent liabilities for which Marathon is entitled to the deduction pursuant to the previously referred to TMA.  Ashland assessed the effect of these adjustments on income from continuing operations in the current and prior periods and, after considering quantitative and qualitative factors, determined the adjustment to be below the threshold that would necessitate the representation of consolidated financial statements for the prior years.  Ashland also considered the impact on its internal controls and financial reporting and based on quantitative and qualitative factors concluded that the matter did not indicate a material weakness in its internal controls over financial reporting.

Patient Protection and Affordable Care Act

During 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law.  The PPACA contains a provision that changes the tax treatment related to a federal subsidy available to Ashland under its postretirement plans.  The subsidy is known as the Retiree Drug Subsidy (RDS).  Ashland is not currently taxed on the RDS payments received.  However, as a result of the PPACA, RDS payments will effectively become taxable to Ashland on October 1, 2013, by requiring the amount of the subsidy received to be offset against Ashland’s deduction for health care expenses.  The change in tax treatment does not affect the taxation of the subsidy itself, but would reduce Ashland’s deduction for the costs of health care for retirees by the amount of the subsidy received.  As a result, the deductible temporary difference and any related deferred tax asset on Ashland’s Condensed Consolidated Balance Sheet associated with the benefit plan will be reduced.  In accordance with U.S. GAAP, which states that the impact of the change in tax law should be immediately recognized in the period that includes the enactment date regardless of the effective date of the change in tax law, Ashland recorded a $19 million charge within the Statement of Consolidated Income during 2010, comprised of a $14 million income tax charge and a $5 million net loss on divestitures related to postretirement plans of the businesses divested as part of the MAP Transaction.

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

Unrecognized tax benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50-percent likelihood of being realized.  Ashland had $116 million and $125 million of unrecognized tax benefits, of which $28 million and $48 million relate to discontinued operations, at September 30, 2010 and 2009, respectively.  As of September 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate for continuing and discontinued operations was $86 million.  The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.  Recognition of these tax benefits would not have an impact on the effective tax rate.  Ashland includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Consolidated Balance Sheets.

Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the Statements of Consolidated Income and such interest and penalties totaled $12 million in 2009.  There were no such interest and penalties during 2010.  Ashland had $33 million and $38 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2010 and 2009, respectively.

NOTE L – INCOME TAXES (continued)

During the twelve month period ended September 30, 2010, changes in unrecognized tax benefits were as follows.

(In millions)
Balance at September 30, 2008	$79
Increases related to positions taken on items from prior years	21
Decreases related to positions taken on items from prior years	(7)
Increases related to assumed Hercules positions in the current year	35
Increases related to positions taken in the current year	29
Lapse of statute of limitations	(9)
Settlement of uncertain tax positions with tax authorities	(23)
Balance at September 30, 2009	125
Increases related to positions taken on items from prior years	14
Decreases related to positions taken on items from prior years	(21)
Increases related to positions taken in the current year	18
Lapse of statute of limitations	(10)
Settlement of uncertain tax positions with tax authorities	(10)
Balance at September 30, 2010	$116

It is reasonably possible that the amount of unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlement of ongoing audits, which may have a material affect on the Consolidated Financial Statements.

Ashland or one of it subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Foreign taxing jurisdictions significant to Ashland include Australia, Canada, Switzerland and the Netherlands.  Ashland is subject to U.S. federal and state income tax examinations by tax authorities for periods after July 1, 2005.  With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 2002.

NOTE M – EMPLOYEE BENEFIT PLANS

Pension plans

Ashland and its subsidiaries sponsor contributory and noncontributory qualified defined benefit pension plans that cover a majority of employees in the United States and in a number of other countries.  In addition, Ashland has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  Ashland funds the costs of the non-qualified plans as the benefits are paid.  Pension obligations for applicable employees of non-U.S. consolidated subsidiaries are provided for by depositing funds with trustees or by book reserves in accordance with local practices and regulations of the respective countries.

In November 2008, in conjunction with the purchase of Hercules, Ashland assumed $207 million of net liabilities associated with qualified and non-qualified defined benefit pension plans, which had a projected benefit obligation of $1,521 million.  Effective September 30, 2009, Ashland’s U.S. qualified plan was merged into the Hercules U.S. qualified plan and renamed the Ashland Hercules Pension Plan.  The plan assumed all assets and liabilities of the former Ashland Plan; however, the benefits of the applicable employees under the Ashland Plan and Hercules Plan will remain unchanged from those in place prior to the merger of the plans until January 1, 2011.

Benefits for those eligible for Ashland’s legacy U.S. pension plans generally are based on employees’ years of service and compensation during the years immediately preceding their retirement.  The participants in these plans are employees with at least ten years of service as of July 1, 2003.  In September 2010, Ashland amended its legacy U.S. pension plans, effective January 1, 2011, to increase the final pension average pay calculation from three years to four years through 2015 and five years thereafter, with 2011 and 2015 serving as transition years.

Benefits under the assumed Hercules U.S. pension plans generally are based on employees’ years of service and compensation during the years immediately preceding their retirement.  On January 1, 2005, the plan was closed for new participants.  In September 2010, Ashland amended the plan, effective January 1, 2011, for qualified earnings, which will be modified to include annual base pay plus previous year incentive pay.  In addition, the early retirement discount age to receive a 100% pension increased from age 60 to age 62 and other discount factors beginning at age 55 also increased.

On July 1, 2003, all new employees and the pension benefits of employees under the legacy U.S. pension plan with less than ten years of service were converted to cash balance accounts.  Employees with existing pension credits received an initial account balance equal to the present value of their accrued benefits in Ashland’s legacy U.S. pension plan on that date.  Effective January 1, 2011, all cash balance accounts will be vested and frozen, with the plan closed to new participants.  Employees with accrued balances in their accounts at December 31, 2010 will not receive additional accruals, but they will continue to receive interest on their accounts.

Other postretirement benefit plans

Ashland and its subsidiaries sponsor health care and life insurance plans for eligible employees in the U.S. and Canada who retire or are disabled.  Ashland’s retiree life insurance plans are noncontributory, while Ashland shares the costs of providing health care coverage with its retired employees through premiums, deductibles and coinsurance provisions.  Ashland funds its share of the costs of the postretirement benefit plans as the benefits are paid.  Employees hired after June 30, 2003 will have access to any retiree health care coverage that may be provided, but will have no Ashland company funds available to help pay for such coverage.  In May 2010, Ashland implemented changes, effective January 1, 2011, eliminating post-65 benefit coverage for those eligible participants retiring on or after January 1, 2016.

In November 2008, in conjunction with the purchase of Hercules, Ashland assumed $109 million of liabilities associated with postretirement plans.  The assumed postretirement health care plans include a limit on Ashland’s share of costs for recent and future retirees.  The assumed pre-65 health care cost trend rate as of September 30, 2010 was an initial rate of 7.8% in 2010 reducing to 4.5% in 2027 and thereafter.  The assumptions used to project the liability anticipate future cost-sharing changes to the written plans that are consistent with the increase in health care cost.  U.S. employees from Hercules hired after December 31, 2002 will have access to any retiree health care coverage that may be provided, but will have no Ashland company funds available to help pay for such coverage.

Since January 1, 2004, Ashland’s plans have limited their annual per capita costs to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred.  As a result, health care cost trend rates have no significant effect on the amounts reported for the health care plans.  Premiums for retiree health care coverage are equivalent to the excess of the estimated per capita costs over the amounts borne by Ashland.

Components of net periodic benefit costs

The following table summarizes the components of pension and other postretirement benefit costs, and the assumptions used to determine net periodic benefit costs for the plans.

	Pension benefits			Other postretirement benefits
(In millions)	2010	2009	2008	2010	2009	2008
Net periodic benefit costs
Service cost	$49	$38	$36	$5	$5	$5
Interest cost	205	204	93	19	20	12
Amendment	1	-	-	-	-	-
Expected return on plan assets	(216)	(180)	(113)	-	-	-
Amortization of prior service credit (a)	-	-	-	(4)	(3)	(3)
Amortization of net actuarial loss (gain)	51	15	5	(1)	(5)	(3)
	$90	$77	$21	$19	$17	$11
Weighted-average plan assumptions (b)
Discount rate	5.82%	7.81%	6.16%	5.50%	7.78%	5.96%
Rate of compensation increase	3.67%	3.73%	3.74%	-	-	-
Expected long-term rate of
return on plan assets	7.90%	7.97%	7.62%	-	-	-

(a)	During 2010, Ashland’s changes to the final pension average pay calculation and freezing the cash balance plan resulted in a curtailment gain that is being amortized within this caption.
(b)
The plan assumptions discussed are a blended weighted-average rate for Ashland’s U.S. and non-U.S. plans.  The U.S. pension plan represented approximately 84% of the projected benefit obligation at September 30, 2010.  Other postretirement benefit plans consist of U.S. and Canada, with the U.S. plan representing approximately 95% of the accumulated postretirement benefit obligation at September 30, 2010.  Non-U.S. plans use assumptions generally consistent with those of U.S. plans.

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

The following table shows other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income.

	Pension		Postretirement
(In millions)	2010	2009	2010	2009
Net actuarial loss	$281	$472	$44	$61
Prior service credit	(16)	-	(14)	-
Reversal of amortization item:
Net actuarial gain (loss)	(51)	(15)	1	5
Prior service credit	-	-	4	3
Total	$214	$457	$35	$69

Total recognized in net periodic benefit cost
and accumulated other comprehensive income	$304	$534	$54	$86

The following table shows the amounts in accumulated other comprehensive income at September 30, 2010 that are expected to be recognized as components of net periodic benefit cost (income) during the next fiscal year.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
Net actuarial loss	$75	$1
Prior service credit	(2)	(5)
Total	$73	$(4)

At September 30, 2010 and 2009, the amounts recognized in accumulated other comprehensive income, regulatory assets and regulatory liabilities, before income tax benefits, are shown in the following table.

	Pension		Postretirement
(In millions)	2010	2009	2010	2009
Net actuarial loss	$945	$715	$45	$-
Prior service cost (credit)	(11)	5	(30)	(20)
Benefit obligations at September 30	$934	$720	$15	$(20)

Obligations and funded status

Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan.  In accordance with U.S. GAAP, Ashland recognizes the unfunded status of the plans as a liability in the Consolidated Balance Sheets.  Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2010 and 2009 follow.

			Other postretirement
	Pension plans		benefit plans
(In millions)	2010	2009	2010	2009
Change in benefit obligations
Benefit obligations at October 1	$3,593	$1,343	$344	$180
Assumed obligations from Hercules	-	1,521	-	109
Service cost	49	38	5	5
Interest cost	205	204	19	20
Participant contributions	2	2	18	16
Benefits paid	(220)	(198)	(49)	(47)
Medicare Part D Act	-	-	3	2
Actuarial loss	438	675	44	59
Curtailment gain	(25)	-	-	-
Plan amendment	(18)	-	(17)	-
Foreign currency exchange rate changes	(15)	13	1	-
Other	2	(5)	(1)	-
Benefit obligations at September 30	$4,011	$3,593	$367	$344
Change in plan assets
Value of plan assets at October 1	$2,745	$1,187	$-	$-
Assumed plan assets from Hercules	-	1,318	-	-
Actual return on plan assets	348	381	-	-
Employer contributions	162	47	31	31
Participant contributions	2	2	18	16
Benefits paid	(220)	(198)	(49)	(47)
Foreign currency exchange rate changes	(14)	13	-	-
Other	2	(5)	-	-
Value of plan assets at September 30	$3,025	$2,745	$-	$-

Unfunded status of the plans	$(986)	$(848)	$(367)	$(344)
Amounts recognized in the balance sheet
Noncurrent benefit assets	$19	$32	$-	$-
Current benefit liabilities	(11)	(11)	(27)	(29)
Noncurrent benefit liabilities	(994)	(869)	(340)	(315)
Net amount recognized	$(986)	$(848)	$(367)	$(344)
Weighted-average plan assumptions
Discount rate	5.01%	5.82%	4.68%	5.50%
Rate of compensation increase	3.66%	3.67%	-	-

The accumulated benefit obligation for all pension plans was $3,851 million at September 30, 2010 and $3,428 million at September 30, 2009.  Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2010			2009
		Non-			Non-
	Qualified	qualified		Qualified	qualified
(In millions)	plans (a)	plans	Total	plans (a)	plans	Total
Projected benefit obligation	$3,354	$143	$3,497	$3,137	$144	$3,281
Accumulated benefit obligation	3,249	136	3,385	3,008	134	3,142
Fair value of plan assets	2,502	-	2,502	2,403	-	2,403

(a)	Includes qualified U.S. and non-U.S. pension plans.

Plan assets

The expected long-term rate of return on U.S. pension plan assets for 2010 and 2009 was 8.25%.  The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2010.  For additional information and a detailed description of each level within the fair value hierarchy, see Note G.

		Quoted prices
		in active	Significant
		markets for	other	Significant
	Total	identical	observable	unobservable
	fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$111	$111	$-	$-
U.S. government securities	252	106	146	-
Corporate debt instruments	1,100	236	864	-
Corporate stocks	163	75	88	-
Insurance contracts	69	-	69	-
Private equity and hedge funds	1,116	-	-	1,116
Common/collective trusts	163	-	-	163
Other investments	51	-	-	51
Total assets at fair value	$3,025	$528	$1,167	$1,330

Ashland’s pension plans hold Level 3 investments primarily within private equity, hedge funds and common and collective trusts.  The fair value of Ashland’s ownership interest in these investments is based on the current market value of underlying investments, which are generally traded in active markets.  The following table provides a reconciliation of the beginning and ending balances for these Level 3 assets.

	Total	Private	Common/
	Level 3	equity and	collective	Other
(In millions)	assets	hedge funds	trusts	investments
Balance as of October 1, 2009	$1,052	$627	$376	$49
Realized gains	123	11	110	2
Change in unrealized gains (losses)	15	59	(44)	-
Purchases and sales, net	140	419	(279)	-
Balance as of September 30, 2010	$1,330	$1,116	$163	$51

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

Ashland’s historical investment strategy has been characterized by an asset mix consisting of 30% fixed income and 70% risk assets such as traditional equity instruments.  During the beginning of 2009, Ashland tactically shifted its investment strategy towards a significantly greater allocation of fixed income securities to capitalize on historically high credit spreads.  By the end of fiscal 2009, credit spreads had significantly declined and Ashland’s asset allocation was returned to strategic levels consisting of 40% fixed income and 60% risk assets, which includes both conventional equity and alternative investment instruments.  The return to the strategic asset allocation was completed by the end of December 2009.

Ashland’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations.  The weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2010 and 2009 by asset category follow.

		Actual at September 30
(In millions)	Target	2010	2009
Plan assets allocation
Equity securities	40 - 80%	47%	11%
Debt securities	20 - 45%	44%	75%
Other	0 - 20%	9%	14%
		100%	100%

Cash flows

During fiscal 2010, Ashland contributed $50 million to its non-U.S. pension plans and $112 million to its U.S. pension plans, $12 million in cash and $100 million in Ashland Common Stock.  The Ashland Common Stock contribution was made in November 2009.  In fiscal 2011, Ashland expects to contribute $30 million to its non-U.S. pension plans and approximately $20 million to its U.S. pension plans.  The Pension Protection Act of 2006, enacted in August 2006, introduced new minimum funding requirements that became effective for Ashland during fiscal 2009.  As a result, Ashland’s required contributions to its non-U.S. and U.S. pension plans may vary in the future.

The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five years and in aggregate for five years thereafter.

		Other postretirement benefits
	Pension	With Medicare	Without Medicare
(In millions)	benefits	Part D subsidy	Part D subsidy
2011	$209	$28	$31
2012	215	28	31
2013	220	29	32
2014	226	29	33
2015	233	30	34
2016 - 2020	1,251	140	162

Other plans

Ashland sponsors qualified savings plans to assist eligible employees in providing for retirement or other future needs.  Under such plans, company contributions amounted to $22 million in 2010, $19 million in 2009 and $17 million in 2008.  Ashland also sponsors various other benefit plans, some of which are required by different countries.  The assumed liability of these plans in 2009 from the Hercules acquisition totaled $4 million.  The total noncurrent liabilities associated with these plans were $18 million and $30 million as of September 30, 2010 and 2009, respectively.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos litigation

Ashland and Hercules, a wholly-owned subsidiary of Ashland, have liabilities from claims alleging personal injury caused by exposure to asbestos.  To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A).  The methodology used by HR&A to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense.  The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.

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

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

(In thousands)	2010	2009	2008
Open claims - beginning of year	100	115	134
New claims filed	2	2	4
Claims settled	(1)	(1)	(2)
Claims dismissed	(18)	(16)	(21)
Open claims - end of year	83	100	115

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2010	2009	2008
Asbestos reserve - beginning of period	$543	$572	$610
Reserve adjustment	28	5	2
Amounts paid	(34)	(34)	(40)
Asbestos reserve - end of period	$537	$543	$572

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

During the most recent update, completed during 2010, it was determined that the liability for Ashland asbestos claims should be increased by $28 million.  Total reserves for asbestos claims were $537 million at September 30, 2010 compared to $543 million at September 30, 2009.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 70% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 83% have a credit rating of B+ or higher by A. M. Best, as of September 30, 2010.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  During fiscal 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Consolidated Balance Sheet, which had a $9 million (after-tax) effect on the Statement of Consolidated Income within the discontinued operations caption.  As a result of this agreement and other revised estimates, Ashland no longer discounts any portion of the asbestos receivable at this time.

At September 30, 2010, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $421 million (excluding the Hercules receivable for asbestos claims), of which $56 million relates to costs previously paid.  Receivables from insurers amounted to $422 million at September 30, 2009.  During 2010, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update along with potential settlement adjustments resulted in an additional $24 million net increase in the receivable for probable insurance recoveries.

Hercules asbestos-related litigation

Hercules, a wholly-owned subsidiary of Ashland, has liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited industrial market.  Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Hercules’ asbestos claims activity follows.

(In thousands)	2010	2009	(a)
Open claims - beginning of year	21	27
New claims filed	-	1
Claims dismissed	(1)	(7)
Open claims - end of year	20	21

(a)    Beginning of year represents acquisition date of November 13, 2008.

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2010	2009	(a)
Asbestos reserve - beginning of year	$484	$233
Reserve adjustments (b)	(93)	261
Amounts paid	(16)	(10)
Asbestos reserve - end of year	$375	$484

(a)	Beginning of year represents acquisition date of November 13, 2008.
(b)	Includes purchase accounting adjustments recorded during 2010 and 2009 as part of purchase price allocations for the Hercules acquisition.

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

During December 2009, Ashland essentially completed the final valuation of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  During the most recent update, completed during 2010, it was determined that the liability for asbestos claims should be reduced by $58 million.  Based upon review of the assumptions underlying the asbestos valuation model and the most recent claim filing and settlement trend rates for both pre- and post-acquisition periods, Ashland determined that $14 million of the $58 million adjustment should be recorded to goodwill, which was partially offset by $6 million for a decrease in probable insurance recoveries, totaling to a net $8 million adjustment to goodwill.  Total reserves for Hercules asbestos claims were $375 million at September 30, 2010 compared to $484 million at September 30, 2009.

As of Ashland’s acquisition date of Hercules, all of the cash previously recovered and placed into a trust from the settlements with certain of Hercules’ insurance carriers had been exhausted.  With the addition of estimated defense and indemnity costs, the total Hercules asbestos reserve exceeded the amount needed to obtain reimbursements pursuant to coverage-in-place agreements with certain other insurance carriers.  Accordingly, Ashland recorded a $97 million receivable within the noncurrent asbestos insurance receivable caption of the Consolidated Balance Sheet.  As previously mentioned, during 2010, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update along with likely settlement adjustments caused a $28 million reduction in the receivable for probable insurance recoveries, $6 million of which was recorded to goodwill.  Receivables from insurers amounted to $68 million and $118 million as of September 30, 2010 and 2009, respectively.  As of September 30, 2010, this estimated receivable exclusively consists of domestic insurers, of which approximately 97% have a credit rating of B+ or higher by A. M. Best.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $830 million for the Ashland asbestos-related litigation and approximately $570 million for the Hercules asbestos-related litigation (or approximately $1.4 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Environmental remediation and asset retirement obligations

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2010, such locations included 92 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 153 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,225 service station properties, of which 117 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $207 million at September 30, 2010 compared to $221 million at September 30, 2009, of which $162 million at September 30, 2010 and $169 million at September 30, 2009 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.  As a result of the Hercules acquisition on November 13, 2008, Ashland assumed all Hercules’ environmental and asset retirement obligation contingencies.  Hercules’ obligations assumed by Ashland were $107 million, which includes an increase of $29 million for different remediation approaches than previously assumed under Hercules’ valuation models.

The following table provides a reconciliation of the changes in the environmental remediation reserves during 2010.

(In millions)	2010	2009
Environmental remediation reserve - beginning of year	$221	$149
Inherited Hercules obligations	7	100
Disbursements, net of cost recoveries	(47)	(47)
Revised obligation estimates and accretion	28	18
Foreign currency translation	(2)	1
Environmental remediation reserve - end of year	$207	$221

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites from the Hercules acquisition and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2010 and 2009, Ashland’s recorded receivable for these probable insurance recoveries was $30 million and $35 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $30 million in 2010, $15 million in 2009 and $11 million in 2008.  Environmental remediation expense, net of insurance receivables, was $22 million in 2010, $13 million in 2009 and $7 million in 2008.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites is approximately $360 million, which includes the Hercules sites.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

Other legal proceedings and claims

Ashland Consumer Markets has established an engine guarantee associated with its Valvoline™ product line.  Consumers register their vehicles to qualify for the guarantee.  Ashland insures this program with a third party and therefore carries no reserve for this guarantee program.

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

NOTE O – CAPITAL STOCK

In May 2010, the Board of Directors of Ashland announced a quarterly dividend increase to 15 cents per share effective with the dividend payment on June 15, 2010 to eligible shareholders of record.  This amount was double the previous quarterly dividend of 7.5 cents per share paid since November 2008.

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

Ashland did not repurchase any shares during 2010, 2009 and 2008.  At September 30, 2010, 8.5 million common shares are reserved for issuance under stock incentive and deferred compensation plans.

NOTE P – STOCK INCENTIVE PLANS

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

(In millions)	2010	2009	2008
SARs	$6	$4	$7
Nonvested stock awards	4	3	2
Performance share awards	4	2	3
	$14	$9	$12

Income tax benefit	$5	$3	$5

NOTE P – STOCK INCENTIVE PLANS (continued)

Stock Appreciation Rights (SARs)

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.  The following table illustrates the weighted-average of key assumptions used within the Black-Scholes option-pricing model.  The risk free interest rate assumption was based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the instrument.  The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.  The volatility assumption was calculated by utilizing an unbiased standard deviation of Ashland’s common stock closing price for the past five years.  The expected life is based on historical data and is not necessarily indicative of exercise patterns that may occur.

(In millions except per share data)	2010	2009	2008
Weighted-average fair value per share of SARs granted	$16.61	$2.90	$12.62
Assumptions (weighted-average)
Risk-free interest rate	2.3%	2.1%	3.8%
Expected dividend yield	0.8%	2.9%	2.1%
Expected volatility	51.8%	38.5%	25.8%
Expected life (in years)	5.0	5.0	5.0

A progression of activity and various other information relative to SARs and previously issued and vested stock options is presented in the following table.

	2010		2009			2008
	Number	Weighted-	Number	Weighted-		Number	Weighted-
	of	average	of	average		of	average
	common	exercise price	common	exercise price		common	exercise price
(In thousands except per share data)	shares	per share	shares	per share		shares	per share
Outstanding - beginning of year (a)	3,903	$33.10	2,888	$43.92		2,674	$36.07
Granted	592	37.69	1,350	10.49		434	53.33
Exercised	(725)	21.36	(405)	22.56		(173)	35.37
Converted Hercules options (b)	-	-	939	31.54		-	-
Forfeitures and expirations (b)	(56)	31.33	(869)	37.13		(47)	52.51
Outstanding - end of year (a)	3,714	36.11	3,903	33.10	(b)	2,888	43.92
Exercisable - end of year	2,408	41.84	2,294	42.67		2,234	39.91

(a)
Exercise prices per share for SARs and options outstanding at September 30, 2010 ranged from $9.49 to $19.81 for 1,113,000 shares, $21.43 to $25.71 for 118,000 shares, from $32.28 to $38.47 for 1,063,000 shares, from $42.58 to $49.79 for 607,000 shares, and from $53.33 to $65.78 for 813,000 shares.  The weighted-average remaining contractual life of outstanding SARs and stock options was 6.5 years and exercisable SARs and stock options was 5.4 years.

(b)	As part of the Hercules acquisition, Ashland converted certain Hercules options into Ashland options at equivalent exercise stock price values, of which a significant amount expired during 2009.

The total intrinsic value of SARs and stock options exercised was $13 million in 2010, $5 million in 2009 and $5 million in 2008.  The actual tax benefit realized from the exercised SARs and stock options was $8 million in 2010, $2 million in 2009 and $2 million in 2008.  The total grant date fair value of SARs and stock options that vested during 2010, 2009 and 2008 was $5 million, $5 million and $7 million, respectively.  As of September 30, 2010, there was $7 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  As of September 30, 2010, the aggregate intrinsic value of outstanding SARs and stock options was $56 million and exercisable SARs and stock options was $26 million.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends or dividend equivalents.

A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2010		2009		2008
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
	common	grant date	common	grant date	common	grant date
(In thousands except per share data)	shares	fair value	shares	fair value	shares	fair value
Nonvested - beginning of year	254	$26.59	300	$40.86	424	$40.28
Granted	149	41.80	191	13.08	18	56.74
Vested	(42)	41.52	(227)	32.48	(136)	39.34
Forfeitures	(7)	37.29	(10)	62.06	(6)	59.62
Nonvested - end of year	354	30.98	254	26.59	300	40.86

The total fair value of nonvested stock awards that vested during 2010, 2009 and 2008 was $2 million, $7 million and $7 million, respectively.  As of September 30, 2010, there was $7 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

Performance shares

Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Ashland believes that the focus on relative performance encourages management to make decisions that create shareholder value.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.

The following table shows the performance shares/units granted for all plans that award Ashland Common Stock.

				Weighted-
		Target		average
		shares		fair value
(In thousands)	Performance period	granted	(a)	per share
Fiscal Year 2010	October 1, 2009 - September 30, 2012	173		$39.23
Fiscal Year 2009	October 1, 2008 - September 30, 2011	286		$7.99
Fiscal Year 2008	October 1, 2007 - September 30, 2010	118		$50.55

(a)	At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of the target shares granted.

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

	2010	2009	2008
Risk-free interest rate	0.3% - 1.3%	0.9% - 1.2%	3.5% - 3.7%
Expected dividend yield	1.5%	2.2%	1.7%
Expected life (in years)	3.0	3.0	3.0
Expected volatility	61.2%	43.6%	26.3%

NOTE P – STOCK INCENTIVE PLANS (continued)

The following table shows changes in nonvested performance shares/units for all plans that award Ashland Common Stock.

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		average		average		average
		grant date		grant date		grant date
(In thousands except per share data)	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested - beginning of year	492	$31.77	227	$61.87	119	$72.52
Granted	173	39.23	286	7.99	118	50.55
Vested	(29)	62.46	-	-	-	-
Forfeitures	(100)	66.75	(21)	29.62	(10)	54.94
Nonvested - end of year	536	25.97	492	31.77	227	61.87

As of September 30, 2010, there was $5 million of total unrecognized compensation costs related to nonvested performance share awards.  That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

NOTE Q – SUBSEQUENT EVENTS

On November 5, 2010, Ashland signed a definitive agreement with TPG Accolade, LLC (TPG) to sell substantially all of the assets of its global distribution business conducted by the Ashland Distribution segment.  The transaction is an asset sale with the total cash proceeds expected to be $930 million, before transaction fees, subject to post-closing working capital adjustments and certain other adjustments, as specified in the definitive agreement.  Ashland will retain and has agreed to indemnify TPG for certain liabilities of the Ashland Distribution business arising prior to the closing of the sale, which include pension and other postretirement benefits, as well as certain other potential liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the agreement.  Ashland anticipates recording a significant gain upon the closing of the transaction, which is expected prior to the end of the March 2011 quarter, and is subject to regulatory approvals and satisfaction of other customary closing conditions.

Ashland Distribution recorded sales of $3,419 million during the year ended September 30, 2010 and employs approximately 2,000 employees across North America and Europe.  The approximate carrying amounts of the assets and liabilities expected to be a part of the sale as of September 30, 2010 were as follows: current assets of $700 million, noncurrent assets of $250 million and current liabilities of $325 million.  The transaction is expected to qualify as a discontinued operation, which will require Ashland to reclassify its previously reported results.

NOTE R – SEGMENT INFORMATION

Following the Hercules acquisition, Ashland’s businesses are managed along five industry segments:  Functional Ingredients, Water Technologies, Performance Materials, Consumer Markets and Distribution.

Functional Ingredients is one of the world’s largest producers of cellulose ethers.  It provides specialty additives and functional ingredients that primarily manage the physical properties of water-based systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

Water Technologies is a leading global producer of papermaking chemicals and a leading specialty chemicals supplier to the pulp, paper, commercial and institutional, food and beverage, chemical, mining and municipal markets.  Its process, utility and functional chemistries are used to improve operational efficiencies, enhance product quality, protect plant assets and ensure environmental compliance.

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.

Consumer Markets, which includes the Valvoline™ family of products and services, is a leading innovator, marketer and supplier of high-performing automotive lubricants, chemicals and appearance products.  Valvoline™, the world’s first lubricating oil, is the number three passenger car motor oil brand, and Valvoline Instant Oil Change™ is the number two quick-lube franchise in the United States.

Distribution is a leading plastics and chemicals distributor in North America.  It distributes chemicals, plastics and composite raw materials in North America, as well as plastics in Europe and China.  Ashland Distribution also provides environmental services in North America, including hazardous and nonhazardous waste collection, recovery, recycling and disposal services.

Information about Ashland’s domestic and international operations follows.  Ashland has no material operations in any individual international country and no single customer represented more than 10% of sales in 2010, 2009 or 2008.

	Sales from					Property, plant
	external customers			Net assets		and equipment - net
(In millions)	2010	2009	2008	2010	2009	2010	2009
United States	$5,569	$5,083	$5,549	$853	$609	$1,132	$1,167
International	3,443	3,023	2,832	2,950	2,975	886	900
	$9,012	$8,106	$8,381	$3,803	$3,584	$2,018	$2,067

The following tables present various financial information for each segment for the years ended September 30, 2010, 2009 and 2008 and as of September 30, 2010, 2009 and 2008.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.  During 2009, Ashland began fully allocating significant actual corporate costs, as opposed to budgeted expenditures which was utilized in prior periods, except for certain specific company-wide restructuring activities that were significant, such as the current restructuring plan related to the Hercules acquisition described in Note E, and other costs or adjustments that relate to former businesses that Ashland no longer operates.  To align prior period results to the current period presentation, Ashland reclassified certain depreciation and amortization charges in 2008 that were previously presented within the unallocated and other section to the applicable reporting segments that were originally allocated these corporate charges.

NOTE R – SEGMENT INFORMATION (continued)

Ashland Inc. and Consolidated Subsidiaries
Segment Information
Years Ended September 30

(In millions)	2010	2009	2008
Sales
Functional Ingredients	$915	$812	$-
Water Technologies	1,785	1,652	893
Performance Materials	1,286	1,106	1,621
Consumer Markets	1,755	1,650	1,662
Distribution	3,419	3,020	4,374
Intersegment sales (a)
Functional Ingredients	(4)	(10)	-
Water Technologies	(6)	(3)	-
Performance Materials	(114)	(105)	(151)
Consumer Markets	-	-	(6)
Distribution	(24)	(16)	(12)
	$9,012	$8,106	$8,381
Equity income
Water Technologies	$1	$1	$1
Performance Materials	8	6	16
Consumer Markets	10	8	5
Unallocated and other	-	(1)	1
	19	14	23
Other income (expense)
Functional Ingredients	1	-	-
Water Technologies	(1)	1	2
Performance Materials	6	6	3
Consumer Markets	12	8	7
Distribution	3	4	3
Unallocated and other	11	5	16
	32	24	31
	$51	$38	$54
Operating income (loss)
Functional Ingredients	$115	$36	$-
Water Technologies	114	78	10
Performance Materials	23	1	52
Consumer Markets	262	252	83
Distribution	55	52	51
Unallocated and other	(3)	(29)	17
	$566	$390	$213
Assets
Functional Ingredients	$2,672	$2,782	$-
Water Technologies	1,914	1,919	495
Performance Materials	1,109	995	1,080
Consumer Markets	854	819	750
Distribution	974	847	1,090
Unallocated and other	2,008	2,245	2,356
	$9,531	$9,607	$5,771

(a)	Intersegment sales are accounted for at prices that approximate market value.

Ashland Inc. and Consolidated Subsidiaries
Segment Information (continued)
Years Ended September 30

(In millions)	2010	2009	2008
Investment in equity affiliates
Functional Ingredients	$2	$-	$-
Water Technologies	4	4	3
Performance Materials	42	54	59
Consumer Markets	25	18	15
Unallocated and other	3	3	4
	$76	$79	$81
Operating income not affecting cash
Depreciation and amortization
Functional Ingredients (a)	$99	$106	$-
Water Technologies (a)	88	99	29
Performance Materials	53	63	46
Consumer Markets	36	36	35
Distribution	28	28	28
Unallocated and other	-	7	7
	304	339	145
Other noncash items
Functional Ingredients	7	33	-
Water Technologies	10	11	1
Performance Materials	6	4	(4)
Consumer Markets	6	4	-
Distribution	7	7	2
Unallocated and other	-	-	27
	36	59	26
	$340	$398	$171
Property, plant and equipment - net
Functional Ingredients	$654	$654	$-
Water Technologies (b)	357	362	102
Performance Materials	364	367	393
Consumer Markets	252	241	232
Distribution	182	187	205
Unallocated and other (b)	209	256	163
	$2,018	$2,067	$1,095
Additions to property, plant and equipment
Functional Ingredients	$75	$58	$-
Water Technologies	32	26	17
Performance Materials	29	27	48
Consumer Markets	39	33	42
Distribution	14	8	27
Unallocated and other	17	22	71
	$206	$174	$205

(a)	Includes, during 2009, amortization for purchased in-process research and development of $5 million within both Functional Ingredients and Water Technologies.
(b)
Fiscal 2008 has been adjusted for the affects of the Drew Marine and corporate aircraft assets that, during 2009, have been sold or moved to held for sale classification within the Consolidated Balance Sheet.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents quarterly financial information and per share data relative to Ashland’s Common Stock.

Quarters ended	December 31		March 31		June 30		September 30
(In millions except per share data)	2009	2008	2010	2009	2010	2009	2010	(a)	2009	(b)
Sales	$2,020	$1,966	$2,248	$1,990	$2,362	$2,037	$2,382		$2,113
Cost of sales	1,534	1,641	1,738	1,531	1,838	1,544	1,903		1,601
Gross profit as a percentage of sales	24.1%	16.5%	22.7%	23.1%	22.2%	24.2%	20.1%		24.2%
Operating income (loss)	146	(7)	151	112	163	152	106		133
Income (loss) from continuing
operations	76	(119)	20	48	134	51	72		98
Net income (loss)	86	(119)	22	48	148	50	76		93

Basic earnings per share
Continuing operations	$.99	$(1.73)	$.25	$.65	$1.71	$.69	$.92		$1.32
Net income (loss)	1.13	(1.73)	.28	.65	1.89	.67	.97		1.24

Diluted earnings per share
Continuing operations	$.97	$(1.73)	$.25	$.65	$1.67	$.68	$.91		$1.30
Net income (loss)	1.10	(1.73)	.27	.65	1.85	.66	.96		1.22

Regular cash dividends per share	$.075	$.075	$.075	$.075	$0.15	$.075	$0.15		$.075

Market price per common share
High	$43.01	$30.13	$54.46	$12.26	$63.73	$29.99	$53.10		$45.80
Low	33.29	8.02	38.64	5.35	46.37	10.76	42.77		23.76
(a)
Fourth quarter results include a decrease in operating income of $17 million for severance and accelerated deprecation charges associated with cost-structure efficiency initiatives as well as a $6 million charge for environmental remediation assessments.

(b)
Fourth quarter results include a decrease in operating income of $23 million for severance and accelerated depreciation charges associated with cost-structure efficiency initiatives as well as a pretax gain of $56 million related to the sale of Ashland’s interest in Drew Marine, a division within Water Technologies.

Ashland Inc. and Consolidated Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Balance at	Provisions		Acquisition	Balance
	beginning	charged to	Reserves	and other	at end
(In millions)	of year	earnings	utilized	changes	of year
Year ended September 30, 2010
Reserves deducted from asset accounts
Accounts receivable	$38	$10	$(20)	$-	$28
Inventories	21	(5)	5	-	21
Tax valuation allowance	306	12	(10)	2	310
Year ended September 30, 2009
Reserves deducted from asset accounts
Accounts receivable	$33	$29	$(23)	$(1)	$38
Inventories	11	13	(3)	-	21
Tax valuation allowance	26	16	-	264	306
Year ended September 30, 2008
Reserves deducted from asset accounts
Accounts receivable	$41	$10	$(21)	$3	$33
Inventories	13	2	(4)	-	11
Tax valuation allowance	23	3	-	-	26

Ashland Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information
Years Ended September 30

(In millions except per share data)	2010	2009	2008	2007	2006
Summary of operations
Sales	$9,012	$8,106	$8,381	$7,785	$7,233
Costs and expenses
Cost of sales	7,012	6,317	7,056	6,447	6,030
Selling, general and administrative expense	1,399	1,341	1,118	1,126	1,029
Research and development expense	86	96	48	45	48
	8,497	7,754	8,222	7,618	7,107
Equity and other income	51	38	54	49	44
Operating income	566	390	213	216	170
Net interest and other financing (expense) income	(197)	(205)	28	46	47
Net gain (loss) on acquisitions and divestitures	21	59	20	(3)	(5)
Other income (expense)	2	(86)	-	-	-
Income from continuing operations
before income taxes	392	158	261	259	212
Income tax expense	91	80	86	58	29
Income from continuing operations	301	78	175	201	183
Income (loss) from discontinued operations	31	(7)	(8)	29	224
Net income	$332	$71	$167	$230	$407

Balance sheet information (as of September 30)
Current assets	$2,833	$2,478	$3,026	$3,276	$4,250
Current liabilities	1,687	1,577	1,230	1,152	2,041
Working capital	$1,146	$901	$1,796	$2,124	$2,209

Total assets	$9,531	$9,607	$5,771	$5,686	$6,590

Short-term debt	$71	$23	$-	$-	$-
Long-term debt (including current portion)	1,153	1,590	66	69	82
Stockholders’ equity	3,803	3,584	3,202	3,154	3,096
Capital employed	$5,027	$5,197	$3,268	$3,223	$3,178

Cash flow information
Cash flows from operating activities from
continuing operations	$517	$1,027	$478	$189	$145
Additions to property, plant and equipment	206	174	205	154	175
Cash dividends	35	22	69	743	78

Common stock information
Basic earnings per share
Income from continuing operations	$3.86	$1.08	$2.78	$3.20	$2.57
Net income	4.26	0.98	2.65	3.66	5.73
Diluted earnings per share
Income from continuing operations	3.79	1.07	2.76	3.15	2.53
Net income	4.18	0.96	2.63	3.60	5.64
Dividends
Regular cash dividends per share	0.45	0.30	1.10	1.10	1.10
Special cash dividend per share (a)	-	-	-	10.20	-

(a)	Paid as a result of the APAC divestiture; see Note D for further information on the sale.