Form 10-Q
period 2010-12-31
ASHLAND INC.
filed 2011-02-02
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31,  2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At December 31, 2010, there were 79,040,152 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	December 31
(In millions except per share data - unaudited)	2010	2009

SALES	$1,433	$1,324

COSTS AND EXPENSES
Cost of sales	1,040	906
Selling, general and administrative expense	286	284
Research and development expense	20	20
	1,346	1,210
EQUITY AND OTHER INCOME	12	13

OPERATING INCOME	99	127
Net interest and other financing expense	(27)	(41)
Net gain on acquisitions and divestitures (a)	21	-
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	93	86
Income tax expense - Note K	31	22
INCOME FROM CONTINUING OPERATIONS	62	64
Income from discontinued operations (net of income taxes) - Note E (b)	25	22
NET INCOME	$87	$86

BASIC EARNINGS PER SHARE - Note N
Income from continuing operations	$.79	$.84
Income from discontinued operations	.32	.29
Net income	$1.11	$1.13

DILUTED EARNINGS PER SHARE - Note N
Income from continuing operations	$.78	$.82
Income from discontinued operations	.31	.28
Net income	$1.09	$1.10

DIVIDENDS PAID PER COMMON SHARE	$.15	$.075

(a)
Includes a gain of $19 million for the three months ended December 31, 2010 related to the formation of an expanded global joint venture with Süd-Chemie AG.  The gain is primarily attributable to the fair market value of the additional Castings Solutions net assets contributed to the expanded global joint venture exceeding the recorded values.

(b)
Includes income of $23 million and $12 million for the three months ended December 31, 2010 and 2009, respectively, related to the direct operating results of the Distribution business.  Due to its expected sale, the direct operating results of this business have been presented as discontinued operations for each period presented in accordance with U.S. GAAP.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30
(In millions - unaudited)	2010	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$374	$417
Accounts receivable (a)	1,005	1,115
Inventories - Note H	497	447
Deferred income taxes	112	112
Held for sale - Note D (b)	656	693
Other assets	61	49
	2,705	2,833
NONCURRENT ASSETS
Auction rate securities - Note G	22	22
Goodwill - Note I	2,083	2,148
Intangibles - Note I	1,089	1,111
Asbestos insurance receivable (noncurrent portion) - Note M	452	459
Deferred income taxes	336	336
Held for sale - Note D (b)	271	270
Other assets	623	514
	4,876	4,860
PROPERTY, PLANT AND EQUIPMENT
Cost	3,003	3,096
Accumulated depreciation and amortization	(1,235)	(1,258)
	1,768	1,838

TOTAL ASSETS	$9,349	$9,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note J	$77	$71
Current portion of long-term debt - Note J	39	45
Trade and other payables	640	727
Accrued expenses and other liabilities	404	523
Held for sale - Note D (b)	274	321
	1,434	1,687
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note J	1,114	1,108
Employee benefit obligations - Note L	1,368	1,372
Asbestos litigation reserve (noncurrent portion) - Note M	826	841
Deferred income taxes	149	145
Other liabilities	581	575
	4,038	4,041

STOCKHOLDERS’ EQUITY	3,877	3,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,349	$9,531

(a)	Accounts receivable includes an allowance for doubtful accounts of $29 million and $28 million at December 31, 2010 and September 30, 2010, respectively.

(b)	Primarily relates to assets and liabilities of the Distribution business that have qualified for held for sale classification in accordance with U.S. GAAP due to its expected sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	loss	(a)	Total

BALANCE AT SEPTEMBER 30, 2010	$1	$665	$3,482	$(345)		$3,803
Total comprehensive income (loss) (b)			87	(18)		69
Regular dividend, $.15 per common share			(12)			(12)
Common shares issued under stock
incentive and other plans (c)		17				17
BALANCE AT DECEMBER 31, 2010	$1	$682	$3,557	$(363)		$3,877

(a)
At December 31, 2010, the after-tax accumulated other comprehensive loss of $363 million was comprised of pension and postretirement obligations of $620 million for 2010 and net unrealized translation gains of $257 million.

(b)	Reconciliations of net income to total comprehensive (loss) income follow.

	Three months ended
	December 31
(In millions)	2010	2009

Net income	$87	$86
Unrealized translation loss, net of tax	(18)	(19)
Total comprehensive income	$69	$67

(c)	Common shares issued were 231,358 for the three months ended December 31, 2010.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2010	2009
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$87	$86
Income from discontinued operations (net of income taxes)	(25)	(22)
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	73	74
Debt issuance cost amortization	4	6
Deferred income taxes	4	26
Equity income from affiliates	(3)	(6)
Distributions from equity affiliates	2	6
Gain from sale of property and equipment	(3)	(2)
Stock based compensation expense	4	3
Stock contributions to qualified savings plans	12	9
Net gain on acquisitions and divestitures	(21)	-
Change in operating assets and liabilities (a)	(172)	(125)
	(38)	55
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(22)	(21)
Proceeds from disposal of property, plant and equipment	4	3
Purchase of operations - net of cash acquired	(5)	-
Proceeds from sale of operations or equity investments	21	-
Proceeds from sales and maturities of available-for-sale securities	-	44
	(2)	26
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	11	-
Repayment of long-term debt	(10)	(25)
Proceeds from short-term debt	6	6
Cash dividends paid	(12)	(6)
Proceeds from exercise of stock options	1	1
Excess tax benefits related to share-based payments	1	-
	(3)	(24)
CASH (USED) PROVIDED BY CONTINUING OPERATIONS	(43)	57
Cash (used) provided by discontinued operations
Operating cash flows	-	(7)
Investing cash flows	(1)	-
Effect of currency exchange rate changes on cash and cash equivalents	1	4
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43)	54

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	417	352

CASH AND CASH EQUIVALENTS - END OF PERIOD	$374	$406

(a)      Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  Results of operations for the period ended December 31, 2010 are not necessarily indicative of results to be expected for the year ending September 30, 2011.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

Ashland is composed of four reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), Ashland Hercules Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  On November 5, 2010, Ashland signed a definitive agreement to sell substantially all of the assets and liabilities of Ashland Distribution (Distribution).  As a result of this expected sale, the operating results and assets and liabilities related to Distribution have been reflected as discontinued operations for all periods presented.  See Notes D, E and Q for additional information on the Distribution divestiture and reporting segment results.

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

NOTE B – NEW ACCOUNTING STANDARDS

Changes to estimates of financial statement impacts due to the adoption of new accounting standards and new accounting standards issued during the current fiscal year are included in interim financial reporting.  A detailed listing of all new accounting policies material to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

In October 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance related to separating consideration in multiple-deliverable revenue arrangements (ASC 605-25 Revenue Recognition – Multiple-Element Arrangements).  Under this guidance, multiple-deliverable arrangements will be accounted for separately (rather than as a combined unit) by selecting the best evidence of selling price among vendor-specific objective evidence, third-party evidence or estimated selling price.  Additionally, this guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  This guidance became effective for Ashland on October 1, 2010.  The adoption of this guidance did not have a material impact on the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS

Ara Quimica

In April 2010, Ashland acquired the remaining 50% interest in Ara Quimica S.A. (Ara Quimica), a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica, which it recorded as an equity method investment within the Performance Materials reporting segment.  Ara Quimica recorded sales of approximately $56 million from its most recent fiscal year ended September 30, 2010.  As a result of this transaction, Ashland recorded $19 million of current assets and $61 million of long-term assets, which included $55 million of goodwill and intangible assets.  In addition, Ashland recorded $18 million of current liabilities and $6 million of noncurrent liabilities.

Hercules

On November 13, 2008, Ashland completed its acquisition of Hercules Incorporated (Hercules).  The total merger consideration for outstanding Hercules Common Stock was $2,594 million, including $2,096 million in cash, $450 million in Ashland Common Stock with the remaining value of the transaction related to cash consideration and value for restricted stock units, stock options and transaction costs.  In addition, Ashland inherited $798 million in debt as a part of the transaction.  The acquired businesses of Hercules now comprise the Functional Ingredients reporting segment, as well as a significant portion of the Water Technologies reporting segment.  The total debt borrowed upon the closing of the merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash at the date of the transaction.

NOTE D – DIVESTITURES

Ashland Distribution

On November 5, 2010, Ashland signed a definitive agreement with TPG Accolade, LLC (TPG) to sell substantially all of the assets of its global distribution business conducted by the Ashland Distribution (Distribution) segment.  The transaction is an asset sale with the total cash proceeds expected to be $930 million, before transaction fees and taxes, subject to post-closing working capital adjustments and certain other adjustments, as specified in the definitive agreement.  Ashland anticipates recording a significant gain, which includes a tax valuation allowance release of approximately $60 million to $70 million, upon the closing of the transaction, which is expected at the end of the March 2011 quarter.  The closing is subject to regulatory approvals and satisfaction of other customary closing conditions.  Ashland Distribution recorded sales of $3,419 million during the most recently completed fiscal year ended September 30, 2010 and employs approximately 2,000 employees across North America and Europe.

Since this transaction signifies Ashland’s exit from the Distribution business, it qualifies as a discontinued operation.  Therefore, the results of operations of Distribution have been classified as discontinued operations for all periods presented.  Certain indirect corporate costs previously allocated to the Distribution reporting segment that do not qualify for discontinued operations accounting classification are now reported as costs within the Unallocated and other section of continuing operations, and for the three months ended December 31, 2010 and 2009 were $7 million and $9 million, respectively.  Ashland is currently analyzing and developing plans to reduce these costs.

Ashland will retain and has agreed to indemnify TPG for certain liabilities of the Distribution business arising prior to the closing of the sale, which include pension and other postretirement benefits, as well as certain other potential liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the agreement.  Costs related to these expenses were $4 million for the three months ended December 31, 2010 and 2009 and have been included within the Unallocated and other section of continuing operations.

As part of this pending sale, Ashland expects to receive transition service fees for services to be provided to TPG subsequent to the completion of the sale.  While the transition service agreements are expected to vary in duration

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DIVESTITURES (continued)

depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed.  See Note E – Discontinued Operations for further information on the results of operations of Distribution for all periods presented.

As a result of this divestiture, the assets and liabilities of Distribution for prior periods have been reflected as assets and liabilities held for sale within the Condensed Consolidated Balance Sheets and are comprised of the following components:

	December 31	September 30
(In millions - unaudited)	2010	2010
Accounts receivable	$442	$494
Inventories	210	197
Other current assets	4	2
Current assets held for sale	$656	$693

Property, plant and equipment, net	$181	$179
Goodwill and intangible assets	82	82
Noncurrent assets held for sale	$263	$261

Trade payables	$268	$315
Accrued expenses and other liabilities	6	6
Current liabilities held for sale	$274	$321

In addition to the Distribution assets and liabilities identified above as held for sale, Ashland held other noncurrent assets for sale of $8 million and $9 million as of December 31, 2010 and September 30, 2010, respectively, primarily related to non-operational properties and certain Valvoline Instant Oil ChangeTM locations.  The noncurrent assets held for sale are required to be measured at carrying value or below this level if an impairment is indicated.  The fair values were based on definitive agreements of sale or other market quotes which would be considered significant unobservable market inputs (Level 3) within the fair value hierarchy.  See also Note G – Fair Value Measurements for further information on the fair value hierarchy.

Castings Solutions Joint Venture

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  Ashland’s Castings Solutions business group, Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing fifty-percent owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Castings Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recently completed fiscal year.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year.

During the fifth year of the joint venture’s operations, Ashland will have the option to sell its shares in the expanded global joint venture to Süd-Chemie under mutually agreed terms.  If Ashland does not execute this option by the end of the sixth year of the joint venture’s operations, Süd-Chemie will have the option to acquire Ashland’s shares under mutually agreed terms.  Under both options, if mutually agreed terms cannot be reached, then the fair market value of the shares will be determined through an appraisal process set forth in the agreement.

Upon closing of the transaction, the joint venture distributed a $21 million net payment to Ashland in accordance with the agreement.  Ashland anticipates receiving an additional cash payment from the joint venture during the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DIVESTITURES (continued)

March 2011 quarter, resulting from post-closing activities and measurements set forth in the agreement, which is expected to be approximately $25 million.  Ashland recognized a pretax gain of $19 million, attributable to the fair market value of the net assets contributed to the joint venture.  For the majority of the valuation of the contributed assets and liabilities, Ashland utilized the discounted cash flow method; however, the adjusted book value method was also used in some areas of the valuation.  The gain was included in the net gain on acquisitions and divestitures caption in the Statement of Consolidated Income for the three months ended December 31, 2010.  The recorded values of assets and liabilities contributed by Ashland to the expanded joint venture, excluding equity interests were as follows:

Assets
(In millions)	(liabilities)
Cash	$9
Accounts receivable	45
Inventories	20
Property, plant and equipment	33
Goodwill	52
Trade and other payables	(24)
Other noncurrent assets (liabilities) - net	11
$146

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, future reported results of the Castings Solutions business will no longer include the sales, cost of sales or selling, general and administrative costs related to this business; however, Ashland will include the financial effects within the equity income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture will leave certain stranded costs that Ashland is currently analyzing and developing plans to reduce.

Pinova divestiture

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million five-year promissory note from TorQuest Partners.  The Pinova business, with annual sales of approximately $85 million per year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  As part of this transaction, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

NOTE E – DISCONTINUED OPERATIONS

As previously described in Note D, Ashland signed a definitive agreement with TPG on November 5, 2010 to sell substantially all of the assets and liabilities of Distribution.  Ashland has determined that this expected sale qualifies as a discontinued operation, in accordance with U.S. GAAP, since the company will not have significant continuing involvement in the distribution business upon closing of the transaction.  As a result, the previous operating results related to Distribution have been reflected as discontinued operations in the Statement of Consolidated Income, while assets and liabilities that are to be sold have been classified within the Condensed Consolidated Balance Sheet as held for sale.  Sales for the three month periods ended December 31, 2010 and 2009 were $856 million and $729 million, respectively.  The results of operations for the three month periods ended December 31, 2010 and 2009 are included in the table below.

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – DISCONTINUED OPERATIONS (continued)

Corporation (Riley), a former subsidiary of Ashland, and from the acquisition of Hercules during fiscal 2009, a wholly owned subsidiary of Ashland.  Adjustments to the recorded litigation reserves and related insurance receivables continue periodically and primarily reflect updates to the estimates.  See Note M for more information related to the adjustments on asbestos liabilities and receivables.

Ashland’s divestiture of Ashland Paving And Construction (APAC) during 2006 qualified as a discontinued operation.  As a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during the three month periods ended December 31, 2010 and 2009.  Such adjustments to these and other divested businesses may continue to occur in future periods and are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three months ended December 31, 2010 and 2009.

	Three months ended
	December 31
(In millions)	2010	2009
Income from discontinued operations (net of tax)
Distribution (a)	$23	$12
Asbestos-related litigation reserves and receivables	1	9
Gain on disposal of discontinued operations (net of tax)
APAC	1	1
Total income from discontinued operations (net of tax)	$25	$22

(a)	For the three months ended December 31, 2010 and 2009, the pretax income reported for Distribution was $32 million and $19 million, respectively.

NOTE F – RESTRUCTURING ACTIVITIES

Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.  The total restructuring cost incurred for these programs for the three months ended December 31, 2009 was $2 million and was classified within the selling, general and administrative expenses caption.  Additional costs from reductions in resources, facilities and business realignment or divestitures may occur in future periods, which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items.

As of December 31, 2010, the remaining restructuring reserves for these programs principally consisted of severance payments from the Hercules Integration Plan and the recent Performance Materials restructuring, which consisted of several plant closings and operational redesign to eliminate excess capacity that was announced during the prior fiscal year.

The following table details at December 31, 2010 and 2009, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves for the three months ended December 31, 2010 and 2009.  The reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet and are expected to be fully utilized by the end of fiscal 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – RESTRUCTURING ACTIVITIES (continued)

(In millions)	Severance
Balance as of September 30, 2009	$38
Restructuring reserve	2
Utilization (cash paid or otherwise settled)	(9)
Balance at December 31, 2009	$31

Balance as of September 30, 2010	$26
Utilization (cash paid or otherwise settled)	(5)
Balance at December 31, 2010	$21

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

Level 1 — Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 — Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date.  Unobservable inputs reflect Ashland’s own assumptions about what market participants would use to price the asset or liability.  The inputs are developed based on the best information available in the circumstances, which might include occasional market quotes or sales of similar instruments or Ashland’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

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

The following table summarizes financial asset instruments subject to recurring fair value measurements as of December 31, 2010.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of December 31, 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – FAIR VALUE MEASUREMENTS (continued)

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$374	$374	$374	$-	$-
Auction rate securities	22	22	-	-	22
Deferred compensation investments (a)	176	176	64	112	-
Investment of captive insurance company (a)	2	2	2	-	-
Total assets at fair value	$574	$574	$440	$112	$22

(a) Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.

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

Level 3 instruments

Auction rate securities

At December 31, 2010 and September 30, 2010, Ashland held at par value $25 million of student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time, the market for auction rate securities has failed to achieve equilibrium.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, these instruments have been classified as noncurrent assets in the Condensed Consolidated Balance Sheet.

During the December 2009 quarter, Ashland liquidated $50 million par value auction rate securities for $44 million in cash proceeds, which approximated book value.  The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Level 3
Balance as of October 1, 2010	$22
Sales of auction rate securities	-
Balance as of December 31, 2010	$22

Balance as of October 1, 2009	$170
Sales of auction rate securities	(44)
Balance as of December 31, 2009	$126

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

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expenses caption.  For the three months ended December 31, 2010 and 2009, losses of less than $1 million and $1 million, respectively, were recorded in the Statement of Consolidated Income for these contracts.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.

Ashland’s net loss position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of December 31, 2010 was less than $1 million, consisting of a gain of $1 million with a notional amount of $94 million offset by a loss of $1 million with a notional amount of $93 million, and was included in other noncurrent assets and liabilities, respectively.  The net gain position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of September 30, 2010 was $1 million, consisting of a gain of $2 million with a notional amount of $86 million offset by a loss of $1 million with a notional amount of $41 million, and was included in other noncurrent assets and liabilities, respectively.  As of December 31, 2010, there were no open foreign currency derivatives which qualified for hedge accounting treatment.

Interest rate hedges

During 2009, Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  This interest rate cap qualifies as an interest rate swap within the provisions of the Senior Credit Agreement.  This instrument does not qualify for hedge accounting and therefore gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statements of Consolidated Income within the net interest and other financing expense caption.  As of December 31, 2010 and September 30, 2010, the fair value on the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Condensed Consolidated Balance Sheet.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – FAIR VALUE MEASUREMENTS (continued)

Other financial instruments

At December 31, 2010 and September 30, 2010, Ashland’s long-term debt had a carrying value of $1,153 million compared to a fair value of $1,398 million and $1,402 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

NOTE H – INVENTORIES

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the average cost method.  The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2010	2010
Finished products	$368	$326
Raw materials, supplies and work in process	180	175
LIFO carrying values	(51)	(54)
	$497	$447

NOTE I – GOODWILL AND OTHER INTANGIBLES

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment annually and when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined its reporting units for allocation of goodwill include the Functional Ingredients, Water Technologies, Performance Materials and Consumer Markets reportable segments.  Prior to its sale to TPG, Distribution was treated as a separate reporting unit for allocation of goodwill.  Ashland performed its most recent annual goodwill impairment test as of July 1, 2010, and determined at that time, that no impairment existed.

The following is a progression of goodwill by segment for the period ended December 31, 2010.

	Functional	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Total
Balance at September 30, 2010	$1,080	$620	$333		$115	$2,148
Divestitures	-	-	(52)		-	(52)
Currency translation adjustment	(13)	-	-		-	(13)
Balance at December 31, 2010	$1,067	$620	$281		$115	$2,083

(a)
Within the Performance Materials reportable segment as of September 30, 2010, because further discrete financial information is provided and management regularly reviews this information, this reportable segment was further broken down into the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.  Goodwill consisted of $52 million and $281 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units as of September 30, 2010.  The reduction of $52 million of goodwill is related to the contribution of Ashland’s Castings Solutions business to the expanded global joint venture with Süd-Chemie.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

Certain intangible assets within trademarks and trade names have been classified as indefinite lived and had a balance of $290 million as of December 31, 2010 and September 30, 2010.  In accordance with U.S. GAAP, Ashland annually reviews these intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment.  Intangible assets were comprised of the following as of December 31, 2010 and September 30, 2010.

	December 31, 2010
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(28)	$325
Intellectual property	331	(68)	263
Customer relationships	579	(87)	492
Other intangibles	35	(26)	9
Total intangible assets	$1,298	$(209)	$1,089

	September 30, 2010
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(27)	$326
Intellectual property	331	(63)	268
Customer relationships	583	(78)	505
Other intangibles	39	(27)	12
Total intangible assets	$1,306	$(195)	$1,111

Amortization expense recognized on intangible assets for the three months ended December 31 was $17 million for 2010 and $18 million for 2009 and is primarily included in the selling, general and administrative expenses caption of the Statements of Consolidated Income.  Estimated amortization expense for future periods is $69 million in 2011 (includes three months actual and nine months estimated), $67 million in 2012, $66 million in 2013, $64 million in 2014 and $62 million in 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – DEBT

The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2010	2010
Term Loan A, due 2014 (a)	$289	$293
6.60% notes, due 2027	12	12
Accounts receivable securitization	40	40
9.125% notes, due 2017	631	630
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at December 31, 2010 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	20	20
Hercules Tianpu - term notes, due through 2011	7	14
Hercules Nanjing - term notes, due 2013	45	34
6.50% junior subordinated notes, due 2029	127	126
International revolver agreements, interest at a weighted-
average rate of 5.1% at December 31, 2010 (1.3% to 9.8%)	36	30
Other	2	4
Total debt	1,230	1,224
Short-term debt	(77)	(71)
Current portion of long-term debt	(39)	(45)
Long-term debt (less current portion)	$1,114	$1,108

(a)	Senior credit facilities.

The scheduled aggregate maturities of debt by fiscal year are as follows:  $106 million remaining in 2011, $43 million in 2012, $85 million in 2013, $214 million in 2014, $9 million in 2015 and $0 million in 2016.  Total borrowing capacity remaining under the $550 million revolving credit facility was $442 million, representing a reduction of $108 million for letters of credit outstanding at December 31, 2010.  Additionally, at December 31, 2010, the outstanding amount of accounts receivable sold by Ashland to a wholly-owned “bankruptcy remote” special purpose subsidiary of Ashland was $585 million.  As of December 31, 2010, Ashland had drawn $40 million of the approximate $328 million in available funding from qualifying receivables under this accounts receivable securitization facility.

Covenant restrictions

The Senior Credit Facilities include less restrictive covenants than the previous credit facility and no longer contain covenants associated with minimum consolidated net worth and capital expenditure limits.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants; limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments; and other customary limitations.  As of December 31, 2010, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated leverage ratio permitted under the Senior Credit Facilities are as follows:  3.00 from the period December 31, 2010 through September 30, 2011 and 2.75 from December 31, 2011 and each fiscal quarter thereafter.  The permitted consolidated fixed charge coverage ratio under the Senior Credit Facility is 1.50 from December 31, 2010 and for each fiscal quarter thereafter.

At December 31, 2010, Ashland’s calculation of the consolidated leverage ratio was 0.9 compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.00.  At December 31, 2010, Ashland’s calculation of the fixed charge coverage ratio was 4.6 compared to the permitted consolidated ratio of

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – DEBT (continued)

1.50.  The expected sale of Distribution will cause Ashland to amend its previous calculation of these financial ratios, but will not have a significant affect on the current cushion within the ratio results.

NOTE K – INCOME TAXES

Ashland’s effective tax rate is generally subjected to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate of 33.3% for the three months ended December 31, 2010 includes certain discrete items such as a $16 million tax expense from the $19 million pretax gain associated with the fair market value of the Castings Solutions contribution and a $4 million tax benefit associated with research and development tax credits for the 2010 fiscal year.  In addition, the effective tax rate during this period was favorably impacted by $3 million from other miscellaneous discrete tax items.

The overall effective tax rate of 25.6% for the three months ended December 31, 2009 includes a benefit of $6 million associated with the reversal of certain foreign tax reserves.

Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2010.

(In millions)
Balance at October 1, 2010	$116
Increases related to positions taken on items from prior years	5
Increases related to positions taken in the current year	1
Lapse of statute of limitations	(3)
Balance at December 31, 2010	$119

It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlements from ongoing audits, which may have material affect on the Condensed Consolidated Financial Statements.

NOTE L – EMPLOYEE BENEFIT PLANS

For the three months ended December 31, 2010, Ashland contributed $5 million to the U.S. benefit plans and $3 million to the non-U.S. benefit plans.  Ashland expects to make additional contributions to the U.S. plans of approximately $10 million and to the non-U.S. plans of $25 million during the remainder of fiscal year 2011.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2010	2009	2010	2009
Three months ended December 31
Service cost	$13	$13	$1	$1
Interest cost	50	51	4	5
Expected return on plan assets	(57)	(54)	-	-
Amortization of prior service credit	(1)	-	-	-
Amortization of net actuarial loss (gain)	19	13	(1)	(1)
	$24	$23	$4	$5

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

The amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Ashland asbestos claims activity, excluding those related to Hercules, follows.

	Three months ended
	December 31		Years ended September 30
(In thousands)	2010	2009	2010	2009	2008
Open claims - beginning of period	83	100	100	115	134
New claims filed	-	1	2	2	4
Claims settled	-	(1)	(1)	(1)	(2)
Claims dismissed	(4)	(8)	(18)	(16)	(21)
Open claims - end of period	79	92	83	100	115

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2010	2009	2010	2009	2008
Asbestos reserve - beginning of period	$537	$543	$543	$572	$610
Reserve adjustment	-	-	28	5	2
Amounts paid	(11)	(12)	(34)	(34)	(40)
Asbestos reserve - end of period	$526	$531	$537	$543	$572

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  Total reserves for asbestos claims were $526 million at December 31, 2010 compared to $537 million at September 30, 2010.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 69% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 84% have a credit rating of B+ or higher by A. M. Best, as of December 31, 2010.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  During the December 2009 quarter, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet as of December 31, 2009, which had a $9 million (after-tax) effect on the Statement of Consolidated Income for the December 2009 quarter within the discontinued operations caption.  As a result of this agreement and other revised estimates, Ashland no longer discounts any portion of the asbestos receivable at this time.

At December 31, 2010, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $414 million (excluding the Hercules receivable for asbestos claims), of which $59 million relates to costs previously paid.  Receivables from insurers amounted to $421 million at September 30, 2010.  During the June 2010 quarter, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update, along with likely settlement adjustments, caused an additional $24 million net increase in the receivable for probable insurance recoveries.

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

	Three months ended		Year ended
	December 31		September 30
(In thousands)	2010	2009	2010	2009	(a)
Open claims - beginning of period	20	21	21	27
New claims filed	2	-	-	1
Claims dismissed/settled	-	-	(1)	(7)
Open claims - end of period	22	21	20	21

(a)      Beginning of period represents acquisition date of November 13, 2008.

A progression of activity in the asbestos reserve is presented in the following table.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Three months ended		Year ended
	December 31		September 30
(In millions)	2010	2009	2010	2009	(a)
Asbestos reserve - beginning of period	$375	$484	$484	$233
Reserve adjustments (b)	-	(35)	(93)	261
Amounts paid	(5)	(2)	(16)	(10)
Asbestos reserve - end of period	$370	$447	$375	$484

(a)      Beginning of period represents acquisition date of November 13, 2008.
(b)      Includes purchase accounting adjustments recorded during 2010 and 2009 as part of purchase price allocations for the Hercules acquisition.

During the December 2009 quarter, Ashland essentially completed the final valuation assessment of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  During the most recent annual update of this estimate, completed during the June 2010 quarter, it was determined that the liability for asbestos claims should be reduced by $58 million.  Based upon review of the assumptions underlying the asbestos valuation model and the most recent claim filing and settlement trend rates for both pre- and post-acquisition periods, Ashland determined that $14 million of the $58 million adjustment should be recorded to goodwill, which was partially offset by $6 million for an increase in probable insurance recoveries, totalling to a net $8 million adjustment to goodwill.  Total reserves for Hercules asbestos claims were $370 million at December 31, 2010 compared to $375 million at September 30, 2010.

For the Hercules asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers, of which approximately 98% have a credit rating of B+ or higher by A.M. Best, as of December 31, 2010.

As of December 31, 2010 and September 30, 2010, the receivables from insurers amounted to $68 million.  As previously mentioned, during the June 2010 quarter, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update along with likely settlement adjustments caused a $28 million reduction in the receivable for probable insurance recoveries, $6 million of which was recorded to goodwill.  For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.

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

Environmental remediation and asset retirement obligations

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At December 31, 2010, such locations included 93 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 152 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,225 service station properties, of which 115 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $204 million at December 31, 2010 compared to $207 million at September 30, 2010, of which $159 million at December 31, 2010 and $162 million at September 30, 2010 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the three months ended December 31, 2010 and 2009.

	Three months ended
	December 31
(In millions)	2010	2009
Reserve - beginning of period	$207	$221
Inherited Hercules obligations	-	6
Disbursements, net of cost recoveries	(7)	(7)
Revised obligation estimates and accretion	4	3
Foreign currency translation	-	(1)
Reserve - end of period	$204	$222

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At December 31, 2010 and September 30, 2010, Ashland’s recorded receivable for these probable insurance recoveries was $29 million and $30 million, respectively.  Environmental remediation expense, included within the selling, general and administrative expenses caption of the Statements of Consolidated Income, amounted to $5 million and $2 million for the three months ended December 31, 2010 and 2009, respectively.  Environmental remediation expense, net of receivable activity, was $4 million and $1 million for the three months ended December 31, 2010 and 2009, respectively.

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

Other legal proceedings and claims

Ashland Consumer Markets has established an engine guarantee associated with its ValvolineTM product line.  Consumers register their vehicles to qualify for the guarantee.  Ashland insures this program with a third party and therefore carries no reserve for this guarantee program.

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

NOTE N – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 2.0 million and 2.1 million as of December 31, 2010 and 2009, respectively.

	Three months ended
	December 31
(In millions except per share data)	2010	2009
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$62	$64
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	79	77
Share based awards convertible to common shares	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	80	78

EPS from continuing operations
Basic	$.79	$.84
Diluted	$.78	$.82

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – CAPITAL STOCK

During the first quarter of fiscal 2011, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 15 cents per share to eligible shareholders of record.  This amount was double the quarterly cash dividend of 7.5 cents per share paid in the December 2009 quarter.

In November 2009, Ashland made a voluntary pension plan contribution of approximately 3.0 million shares of Ashland Common Stock, valued at $100 million on the date of transfer.

NOTE P – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $4 million and $3 million for the three months ended December 31, 2010 and 2009, respectively, and is included in the selling, general and administrative expenses caption of the Statements of Consolidated Income.

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse essentially ten years after the date of grant.  SARs granted for the three months ended December 31, 2010 and 2009 were 0.6 million.  As of December 31, 2010, there was $18 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.5 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and are forfeitable until vesting requirements are met, which is generally over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends (or dividend equivalents) upon grant.  Nonvested stock awards granted for the three months ended December 31, 2010 and 2009 were 12,100 and 30,000 shares, respectively.  As of December 31, 2010, there was $6 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

Performance shares

Performance share/unit awards are granted to certain key employees and are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Ashland believes that the focus on relative performance encourages management to make decisions that create shareholder value.  Awards are granted annually, with each award covering a three-year performance cycle.  Historically, each performance share/unit is convertible to one share of Ashland Common Stock or cash.  As a result, these plans are recorded as a liability in the Condensed Consolidated Balance Sheets within the other noncurrent liabilities caption.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over the three-year performance cycle.  TSR relative to

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – STOCK INCENTIVE PLANS (continued)

peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the three months ended December 31, 2010 and 2009 were 0.2 million.  As of December 31, 2010, there was $11 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

NOTE Q – SEGMENT INFORMATION

Ashland has recently been comprised of five reporting segments.  Following the expected sale of Distribution, Ashland’s businesses will now be managed along four industry segments:  Functional Ingredients, Water Technologies, Performance Materials and Consumer Markets.

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

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.  As previously discussed in Note D, on November 30, 2010 Ashland completed the transaction to expand the global joint venture with Süd-Chemie, serving the foundry chemical sector.  As part of the transaction, Ashland transferred its existing Castings Solutions business to the expanded joint venture.  Effective December 1, 2010, Ashland’s share of the joint venture’s results of operations are recorded as equity income in the Statements of Consolidated Income.  As a result, future reported results will no longer include the sales, cost of sales or selling, general and administrative costs related to this business.  Ashland will include the financial effects within the equity income caption of the Statements of Consolidated Income.

Consumer Markets, which includes the ValvolineTM family of products and services, is a leading innovator, marketer and supplier of high-performing automotive lubricants, chemicals and appearance products.  ValvolineTM, the world’s first lubricating oil, is the number three passenger car motor oil brand, and Valvoline Instant Oil ChangeTM is the number two quick-lube franchise in the United States.

The following table presents for each segment the net sales and operating income for the three months ended December 31, 2010 and 2009.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland occasionally modifies its expense allocation methodologies to the reportable segments as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis, while significant changes are applied on a retroactive basis.  The unallocated and other caption includes certain specific company-wide restructuring activities that were significant, such as the restructuring plan related to the Hercules acquisition described in Note C, and other costs or adjustments that relate to former businesses that Ashland no longer operates, including the Distribution business.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – SEGMENT INFORMATION

	Three months ended
	December 31
(In millions - unaudited)	2010	2009

SALES
Functional Ingredients	$216	$210
Water Technologies	451	443
Performance Materials (a)	326	271
Consumer Markets	440	400
	$1,433	$1,324
OPERATING INCOME (LOSS)
Functional Ingredients	$19	$27
Water Technologies	24	39
Performance Materials	6	8
Consumer Markets	65	67
Unallocated and other (b)	(15)	(14)
	$99	$127

(a)
The three months ended December 31, 2010 includes only two months of sales related to the Castings Solutions business, as Ashland contributed this business to its new global joint venture with Süd-Chemie on November 30, 2010.

(b)
Includes $11 million and $13 million of costs for the three months ended December 31, 2010 and 2009, respectively, previously charged to the Distribution business.  These costs include former Distribution liabilities that have been retained by Ashland such as pension, postretirement and environmental costs, as well as indirect corporate cost allocations previously charged to this business.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis” (MD&A), within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, Ashland may from time to time make forward-looking statements in its other filings with the Securities and Exchange Commission (SEC), press releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), the closing of the sale of the Distribution business and the expected benefits to be realized by Ashland from the sale, weather, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in Item 1A Risk Factors of its most recent Form 10-K filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-Q or otherwise except as required by securities or other applicable law.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global specialty chemicals company with approximately 14,500 employees worldwide in more than 100 countries.  Ashland provides specialty chemicals, technologies and insights to create new and improved products.  Ashland’s chemistry is used in a variety of industries that include automotive, food and beverages, personal care products, pharmaceuticals, paper and tissue to durable goods and infrastructure, including building and construction, energy and water treatment.

Ashland’s sales generated outside of North America were 45% for the three months ended December 31, 2010 and 2009, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

Sales by Geography	2010	2009
North America	55%	55%
Europe	24%	26%
Asia Pacific	13%	13%
Latin America & other	8%	6%
	100%	100%

Business segments

Ashland’s reporting structure is composed of four reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), Ashland Hercules Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).

The contribution to sales by each of the four business segments expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

Sales by Business Segment	2010	2009
Functional Ingredients	15%	16%
Water Technologies	31%	33%
Performance Materials	23%	21%
Consumer Markets	31%	30%
	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS

During fiscal 2011 and other previous periods, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Economic environment

Ashland has experienced modest demand increases within each operating segment; however, its current financial performance has been adversely impacted by escalating raw material costs.  Ashland continues to emphasize efficient pricing procedures to offset these increased costs, while internally assessing operations for cost reduction opportunities, such as Performance Materials’ recent operational redesign to eliminate excess capacity by closing several plants.

Divestitures/Acquisitions

Distribution divestiture

On November 5, 2010, Ashland signed a definitive agreement with TPG Accolade, LLC (TPG) to sell substantially all of the assets of its global distribution business conducted by the Ashland Distribution (Distribution) segment.  The transaction is an asset sale with the total cash proceeds expected to be $930 million, before transaction fees and taxes, subject to post-closing working capital adjustments and certain other adjustments, as specified in the definitive agreement.  Ashland anticipates recording a significant gain, which includes a tax valuation allowance release of approximately $60 million to $70 million, upon the closing of the transaction, which is expected at the end of the March 2011 quarter.  The closing is subject to regulatory approvals and satisfaction of other customary closing conditions.  Ashland Distribution recorded sales of $3,419 million during the most recently completed fiscal year ended September 30, 2010 and employs approximately 2,000 employees across North America and Europe.

Since this transaction signifies Ashland’s exit from the Distribution business, it qualifies as a discontinued operation.  Therefore, the results of operations of Distribution have been classified as discontinued operations for all periods presented.  Certain indirect corporate costs previously allocated to the Distribution reporting segment that do not qualify for discontinued operations accounting classification are now reported as costs within the Unallocated and other section of continuing operations, and for the three months ended December 31, 2010 and 2009 were $7 million and $9 million, respectively.  Ashland is currently analyzing and developing plans to reduce these costs.

Ashland will retain and has agreed to indemnify TPG for certain liabilities of the Distribution business arising prior to the closing of the sale, which include pension and other postretirement benefits, as well as certain other potential liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the agreement.  Costs related to these expenses were $4 million for the three months ended December 31, 2010 and 2009 and have been included within the Unallocated and other section of continuing operations.

As part of this pending sale, Ashland expects to receive transition service fees for services to be provided to TPG subsequent to the completion of the sale.  While the transition service agreements are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed.  See Notes D and E of Notes to Condensed Consolidated Financial Statements for additional information on the Distribution divestiture.

Süd-Chemie joint venture agreement

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  Ashland’s Castings Solutions business group, Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing fifty-percent owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Castings Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recently

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

completed fiscal year.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year.

During the fifth year of the joint venture’s operations, Ashland will have the option to sell its shares in the expanded global joint venture to Süd-Chemie under mutually agreed terms.  If Ashland does not execute this option by the end of the sixth year of the joint venture’s operations, Süd-Chemie will have the option to acquire Ashland’s shares under mutually agreed terms.  Under both options, if mutually agreed terms cannot be reached, then the fair market value of the shares will be determined through an appraisal process set forth in the agreement.

Upon closing of the transaction, the joint venture distributed a $21 million net payment to Ashland in accordance with the agreement.  Ashland anticipates receiving an additional cash payment from the joint venture during the March 2011 quarter, resulting from post-closing activities and measurements set forth in the agreement, which is expected to be approximately $25 million.  Ashland recognized a pretax gain of $19 million, attributable to the fair market value of the net assets contributed to the joint venture.  For the majority of the valuation of the contributed assets and liabilities, Ashland utilized the discounted cash flow method; however, the adjusted book value method was also used in some areas of the valuation.  The gain was included in the net gain on acquisitions and divestitures caption in the Statement of Consolidated Income for the three months ended December 31, 2010.

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, future reported results of the Castings Solutions business will no longer include the sales, cost of sales or selling, general and administrative costs related to this business; however, Ashland will include the financial effects within the equity income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture will leave certain stranded costs that Ashland is currently analyzing and developing plans to reduce.

Ara Quimica acquisition

In April 2010, Ashland acquired the remaining 50% interest in Ara Quimica S.A. (Ara Quimica), a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica, which it recorded as an equity method investment within the Performance Materials reporting segment.  Ara Quimica recorded sales of approximately $56 million from its most recent fiscal year ended September 30, 2010.  As a result of this transaction, Ashland recorded $19 million of current assets and $61 million of long-term assets, which included $55 million of goodwill and intangible assets.  In addition, Ashland recorded $18 million of current liabilities and $6 million of noncurrent liabilities.

Pinova divestiture

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Functional Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million five-year promissory note from TorQuest Partners.  The Pinova business, with annual sales of approximately $85 million per year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  As part of this transaction, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

Hercules acquisition

On November 13, 2008, Ashland completed its acquisition of Hercules Incorporated (Hercules).  The total merger consideration for outstanding Hercules Common Stock was $2,594 million, including $2,096 million in cash, $450 million in Ashland Common Stock with the remaining value of the transaction related to cash consideration and value for restricted stock units, stock options and transaction costs.  In addition, Ashland inherited $798 million in debt as a part of the transaction.  The acquired businesses of Hercules now comprise the Functional Ingredients reporting segment, as well as a significant portion of the Water Technologies reporting segment.  The total debt borrowed upon the closing of the merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash at the date of the transaction.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Functional Ingredients HEC manufacturing facility

In November 2010, Functional Ingredients’ new Natrosol™ hydroxyethylcellulose (HEC) production facility in Nanjing, China became operational.  At $90 million, the new facility represents Ashland’s largest single investment in China and the Asia Pacific region.  This manufacturing facility will increase Functional Ingredients’ HEC production capacity by 10,000 metric tons per year and has expanded capabilities to produce up to 20,000 metric tons per year.  Ashland is expecting the facility to increase its production throughout fiscal 2011 with a target to produce up to its initial maximum capacity by the end of the 2011 calendar year.  Ashland expects that this additional supply will significantly aid in relieving certain capacity constraints in this product line.

Liquidity and corporate credit ratings

Ashland’s available liquidity position, which includes cash and the revolving credit and accounts receivable securitization facilities, was $1,104 million at December 31, 2010 as compared to $1,155 million at September 30, 2010.  In addition to anticipated increases in liquidity from cash flows generated from operations, Ashland expects additional cash proceeds of approximately $825 million, after fees and taxes, from the sale of Distribution, positioning the company for future strategic investment opportunities.  In connection with the expected sale of Distribution, Ashland intends to terminate the accounts receivable securitization facility during the upcoming March 2011 quarter.

Ashland’s corporate credit ratings have remained unchanged since its 10-K filing in late November, which were BB+ and Ba1 from Standard & Poor’s and Moody’s Investor Services, respectively, with an outlook of positive from both.  Ashland’s ability to access capital markets to provide liquidity has also remained stable.  However, the expected increased liquidity from the Distribution sale, along with improvements in the credit markets and Ashland’s financial performance, should continue to allow Ashland to borrow on more favorable terms in the future, including less restrictive covenants and lower interest rates.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of non-GAAP measures

Based on January 2010 clarification and interpretive guidance from the Securities and Exchange Commission regarding the use of non-GAAP measures, Ashland has included within this document certain non-GAAP measures which include EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma affects for significant acquisitions or divestitures, as applicable), adjusted EBITDA margin (adjusted EBITDA divided by sales, which can include pro forma adjustments) and free cash flow (cash flows by operating activities from continuing operations minus cash dividends paid and additions to property, plant and equipment).  Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.  Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  In addition, certain financial covenants related to Ashland’s Senior Credit Agreement are based on similar non-GAAP measures.  The non-GAAP information provided is unique to Ashland and may not be consistent with the methodologies used by other companies.

Consolidated review

Net income

Ashland’s net income amounted to $87 million and $86 million for the three months ended December 31, 2010 and 2009, respectively, or $1.09 and $1.10 diluted earnings per share.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.  Income from continuing operations, which excludes results from discontinued operations, amounted to $62 million and $64 million for the three months ended December 31, 2010 and 2009, respectively, or $.78 and $.82 per diluted earnings per share.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Ashland incurred pretax net interest and other financing expense of $27 million and $41 million for the three months ended December 31, 2010 and 2009, respectively.  The decrease in interest expense during 2010 compared to 2009 was primarily attributable to a $364 million reduction in debt and a lower weighted-average rate of borrowing due to Ashland’s refinancing of debt in March of 2010.

During the three months ended December 31, 2010 Ashland reported a nonrecurring gain from the fair market value of the Castings Solutions net assets contributed to the expanded global joint venture with Süd-Chemie exceeding the recorded amounts.  This remeasurement resulted in a pretax gain of $19 million, or $3 million, after tax, that was recorded below operating income on the Statement of Consolidated Income in the net gain on acquisitions and divestitures caption.

The effective income tax rates of 33.3% and 25.6% for the three months ended December 31, 2010 and 2009, respectively, were both affected by discrete items discussed in further detail within the income tax expense caption discussion below in the comparative Statement of Consolidated Income analysis.

Discontinued operations, which are reported net of taxes, resulted in $25 million and $22 million of income for the three months ended December 31, 2010 and 2009, respectively.  Each period includes the direct operating results of operations for Distribution, while 2009 also includes an income adjustment of $9 million after-tax related to an agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.

Operating income

Operating income amounted to $99 million and $127 million for the three months ended December 31, 2010 and 2009, respectively.  The current period included a $7 million accelerated depreciation charge for plant closure costs associated with capacity reductions in the composites line of business within Performance Materials and a $3 million charge for transaction and start-up costs associated with the expanded global joint venture with Süd-Chemie.  Excluding these items, operating income declined in 2010, primarily as a result of gross profit margin decline in all business segments, which primarily resulted from increases in raw material costs that more than offset sale increases.

Operating income for the three months ended December 31, 2010 and 2009 included depreciation and amortization of $73 million (including accelerated depreciation of $7 million) and $74 million, respectively.  EBITDA totaled $172 million and $201 million for 2010 and 2009, respectively.  Adjusted EBITDA decreased $26 million, from $201 million in 2009 to $175 million in 2010.  Adjusted EBITDA margin decreased 3.0 percentage points in 2010 to 12.2% from 15.2% in 2009.  A reconciliation of EBITDA and Adjusted EBITDA results for 2010 and 2009 were as follows.

	Three months ended
	December 31
(In millions)	2010	2009
Operating income	$99	$127
Depreciation and amortization	73	74
EBITDA	172	201
Castings Solutions transaction and start-up costs	3	-
Adjusted EBITDA	$175	$201

Statement of consolidated income – caption review

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the three months ended December 31, 2010 and 2009.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

(In millions)	2010	2009	Change
Sales	$1,433	$1,324	$109

Sales for 2010 increased $109 million, or 8%, compared to 2009 primarily as a result of increases in pricing, implemented to recover the effects of increases in raw material costs, and volume, which improved sales $73 million and $72 million, respectively, or 11%.  Unfavorable currency exchange rates and product mix decreased sales $19 million and $8 million, respectively, or 2%.  In addition, the net acquisitions and divestitures, attributable to the January 2010 divestiture of Pinova, April 2010 purchase of Ara Quimica and the November 2010 contribution of the Castings Solutions business to the expanded global joint venture with Süd-Chemie, decreased sales by $9 million, or 1%.

(In millions)	2010	2009	Change
Cost of sales	$1,040	$906	$134
Gross profit as a percent of sales	27.4%	31.6%

Cost of sales for 2010 increased $134 million, or 15%, compared to 2009 primarily due to escalating raw material costs, increasing cost of sales $123 million, or 14%.  Increased volume contributed an additional $35 million, or 4% to cost of sales.  Currency exchange, due to the strengthening of the U.S. dollar as compared to 2009, decreased cost of sales by $15 million, or 2%, while the net acquisitions and divestitures impact of Pinova, Ara Quimica and Castings Solutions represented an additional net decline of $6 million, or 1%.  Change in product mix decreased cost of sales by $3 million.

(In millions)	2010	2009	Change
Selling, general and administrative expense	$286	$284	$2
As a percent of sales	20.0%	21.5%

Selling, general and administrative expenses for 2010 remained essentially flat compared to 2009, however, expenses as a percent of sales decreased 1.5 percentage points, as Ashland was able to leverage 8% sales growth through strict cost management efforts.  The currency exchange impact on selling, general and administrative expenses resulted in a $3 million decrease during 2010 as compared to 2009.

(In millions)	2010	2009	Change
Research and development expense	$20	$20	$-

Research and development expenses for 2010 remained unchanged as compared to 2009.

(In millions)	2010	2009	Change
Equity and other income
Equity income	$3	$6	$(3)
Other income	9	7	2
	$12	$13	$(1)

Total equity and other income decreased $1 million during 2010 compared to 2009.  The decrease in 2010 is primarily due to a $2 million charge for transaction and start-up costs associated with the new global joint venture with Süd-Chemie.  The full quarter results from the expanded Süd-Chemie joint venture, which closed on

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

November 30, 2010, will occur in the second quarter of the current fiscal year and will be reported within equity income.  See Note D of Notes to Condensed Consolidated Financial Statements for additional information on the expanded Süd-Chemie joint venture.

(In millions)	2010	2009	Change
Net interest and other financing (expense) income
Interest expense	$(29)	$(41)	$12
Interest income	3	2	1
Other financing costs	(1)	(2)	1
	$(27)	$(41)	$14

The combined decrease, excluding interest income, in interest expense and other financing costs of $13 million in 2010 compared to 2009 is a result of the significant decrease in debt outstanding of $364 million compared to 2009 and a lower weighted-average interest rate as a result of the Senior Credit Facility debt refinancing during March 2010.

(In millions)	2010	2009	Change
Net gain on acquisitions and divestitures
Castings Solutions fair market valuation of contribution	$19	$-	$19
MAP Transaction	2	-	2
	$21	$-	$21

Net gain on acquisitions and divestitures during 2010 includes the remeasurement gain from Ashland’s fair market value assessment of the Castings Solutions net assets contributed to the expanded global joint venture with Süd-Chemie exceeding the previously recorded amounts as well as subsequent adjustments to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (MAP Transaction).  See Note D of Notes to Condensed Consolidated Financial Statements for additional information on the Süd-Chemie joint venture.

(In millions)	2010	2009	Change
Income tax expense	$31	$22	$9
Effective tax rate	33.3%	25.6%

The overall effective tax rate of 33.3% for 2010 includes certain discrete items that include a $16 million tax expense from the $19 million pretax gain associated with the fair market value of the Castings Solutions contribution and a $4 million tax benefit associated with research and development tax credits for the 2010 fiscal year.  The overall effective tax rate of 25.6% for 2009 includes a benefit of $6 million associated with the reversal of certain foreign tax reserves.  Ashland currently estimates the effective tax rate for fiscal 2011 to be in the low 30% range, excluding key items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

(In millions)	2010	2009	Change
Income from discontinued operations (net of income taxes)
Distribution	$23	$12	$11
APAC	1	1	-
Asbestos-related litigation reserves	1	9	(8)
	$25	$22	$3

As a result of Distribution’s expected sale to TPG and in accordance with U.S. GAAP provisions, the operating results related to Distribution have been reflected as discontinued operations (net of income taxes) for both 2010 and 2009.  Distribution sales for 2010 and 2009 included in discontinued operations were $856 million and $729 million, respectively.  Gross profit margin, on a comparable basis, was 8.8% in 2010 compared to 9.2% in 2009.  The increased sales and stable gross profit margin, along with stable selling, general and administrative costs, resulted in the $11 million increase in 2010 compared to 2009.

During 2009, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet, which had a $9 million (after-tax) affect on the Statement of Consolidated Income within the discontinued operations caption.  Additionally, during 2010 and 2009, subsequent tax adjustments were made to the gain on the sale of APAC (divested in 2006).  See Notes D and E of Notes to Condensed Consolidated Financial Statements for further information.

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

As previously discussed, Ashland’s businesses are managed along four industry segments:  Functional Ingredients, Water Technologies, Performance Materials and Consumer Markets.  As a result of Distribution’s announced sale to TPG, the operating results and assets and liabilities related to Distribution have been reflected as discontinued operations for all periods presented.  For additional information, see Notes D and Q of Notes to Condensed Consolidated Financial Statements.

The following table shows sales, operating income and statistical operating information by business segment for each of the three months ended December 31, 2010 and 2009.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2010	2009
Sales
Functional Ingredients	$216	$210
Water Technologies	451	443
Performance Materials	326	271
Consumer Markets	440	400
	$1,433	$1,324
Operating income (loss)
Functional Ingredients	$19	$27
Water Technologies	24	39
Performance Materials	6	8
Consumer Markets	65	67
Unallocated and other	(15)	(14)
	$99	$127
Depreciation and amortization
Functional Ingredients	$24	$27
Water Technologies	21	24
Performance Materials	18	13
Consumer Markets	9	9
Unallocated and other	1	1
	$73	$74
Operating information
Functional Ingredients (a)
Sales per shipping day	$3.5	$3.4
Metric tons sold (thousands)	38.5	37.4
Gross profit as a percent of sales	31.2%	33.7%
Water Technologies (a)
Sales per shipping day	$7.3	$7.2
Gross profit as a percent of sales	31.6%	36.6%
Performance Materials (a)
Sales per shipping day	$5.3	4.4
Pounds sold per shipping day	4.5	4.0
Gross profit as a percent of sales	14.6%	18.4%
Consumer Markets (a)
Lubricant sales gallons	40.4	40.3
Premium lubricants (percent of U.S. branded volumes)	30.2%	28.3%
Gross profit as a percent of sales	30.9%	33.9%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales, less cost of sales.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The EBITDA and adjusted EBITDA amounts presented below within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows: EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma affects for significant acquisitions or divestitures, as applicable), and adjusted EBITDA margin (adjusted EBITDA divided by sales, which can include pro forma adjustments).

Functional Ingredients

Functional Ingredients is one of the world’s largest producers of cellulose ethers.  It provides specialty additives and functional ingredients that primarily manage the physical properties of water-based systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

In November 2010, Functional Ingredients’ new Natrosol™ hydroxyethylcellulose (HEC) production facility in Nanjing, China became operational.  At $90 million, the new facility represents Ashland’s largest single investment in China and the Asia Pacific region.  This manufacturing facility will increase Functional Ingredients’ HEC production capacity by 10,000 metric tons per year and has expanded capabilities to produce up to 20,000 metric tons per year.  Ashland is expecting the facility to increase its production throughout fiscal 2011 with a target to produce up to its initial maximum capacity by the end of the 2011 calendar year.  Ashland expects that this additional supply will significantly aid in relieving certain capacity constraints in this product line.

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

December 2010 quarter compared to December 2009 quarter

Functional Ingredients’ sales increased 3% to $216 million in 2010 compared to $210 million in 2009.  Volume increased sales $30 million, or 14%, as metric tons sold increased 3% to 38.5 thousand, or 16%, excluding the divested Pinova business, which reduced sales by $19 million, or 9%, compared to 2009.  Higher product pricing increased sales $8 million, or 4%, while the mix of product sold and foreign currency decreased sales by $8 million and $5 million, respectively, or 6%.

Gross profit decreased $3 million in 2010 compared to 2009.  Increasing raw material costs caused a gross profit decline of $18 million, which included production start-up costs of approximately $3 million associated with the new Nanjing production facility described above.  The divestiture of Pinova and unfavorable product mix sold also reduced gross profit by an additional $4 million and $5 million, respectively.  Increased volume improved gross profit by $25 million, while currency exchange reduced gross profit $1 million.  In total, gross profit margin during 2010 decreased 2.5 percentage points to 31.2%.

Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $3 million, or 7%, primarily as a result of increases in salaries, benefits and incentive compensation that totaled to $2 million.  Equity and other income decreased by $2 million during 2010 as compared to 2009.

Operating income totaled $19 million in 2010 compared to $27 million in 2009.  EBITDA decreased $11 million, from $54 million in 2009 to $43 million in 2010.  EBITDA margin decreased 5.8 percentage points in 2010 from 25.7% in 2009 to 19.9% in 2010.  There were no unusual or key items that affected comparability for EBITDA during 2010 and 2009.

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

December 2010 quarter compared to December 2009 quarter

Water Technologies’ sales increased 2% to $451 million in 2010 compared to $443 million in 2009.  Volume increased sales $13 million, or 3%, but was largely offset by a decline of $10 million, or 2%, in currency exchange.  Higher product pricing increased sales $5 million, or 1%.

Gross profit decreased $19 million in 2010 compared to 2009.  Increased raw material costs were the primary factor in the gross profit decline as the business was unable to fully recover these increases within the quarter, resulting in a $20 million decrease.  Volume increased gross profit by $4 million while currency exchange reduced gross profit by an additional $3 million.  In total, gross profit margin during 2010 decreased 5.0 percentage points to 31.6%.

Selling, general and administrative expenses decreased $3 million during 2010, or 2%, primarily as a result of a $3 million decline in foreign currency, as increases in selling expense of $6 million were more than offset by reductions in administrative costs of $7 million.  Equity and other income increased by $1 million during 2010 as compared to 2009.

Operating income totaled $24 million in 2010 compared to $39 million during 2009.  EBITDA decreased $18 million, from $63 million in 2009 to $45 million in 2010.  EBITDA margin decreased 4.2 percentage points in 2010 from 14.2% in 2009 to 10.0% in 2010.  There were no unusual or key items that affected comparability for EBITDA during 2010 and 2009.

Performance Materials

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and metal casting consumables and design services.

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  Ashland’s Castings Solutions business group, the Foundry-Products and Specialty Resins business unit of Süd-Chemie, and Ashland-Südchemie-Kernfest GmbH (ASK), the existing fifty-percent owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Castings Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recently completed fiscal year.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year.  Ashland recognized a pretax gain of $19 million, attributable to the fair market value of the net assets contributed to the joint venture.  The gain was included in the net gain on acquisitions and divestitures caption on the Statement of Consolidated Income for the three months ended December 31, 2010.  Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, future reported results of the Castings Solutions business will no longer include the sales, cost of sales or selling, general and administrative costs related to this business; however, Ashland will include the financial effects within the equity income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture will leave certain stranded costs that Ashland is currently analyzing and developing plans to reduce.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

In April 2010, Ashland acquired the remaining 50% interest in Ara Quimica S.A. (Ara Quimica), a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica, which it recorded as an equity method investment within the Performance Materials reporting segment.  Ara Quimica recorded sales of approximately $50 million for its most recent fiscal year ended prior to the acquisition.

December 2010 quarter compared to December 2009 quarter

Performance Materials’ sales increased 20% to $326 million compared to $271 million in 2009.  Higher product pricing increased sales by $27 million, or 10%, primarily as a result of pricing increases in the composites line of business that were issued to offset increases in raw material costs.  Volume increased sales by $23 million, or 9%, as pounds sold per shipping day improved 13% to 4.5 million.  The acquisition of Ara Quimica contributed an additional $20 million, or 7%, in sales, while the exclusion of sales for the month of December 2010 related to the contribution of the Castings Solutions business into an expanded global joint venture reduced sales $11 million, or 4%.  Foreign currency also reduced sales by an additional $4 million, or 2%.

Gross profit decreased $3 million in 2010 compared to 2009 as the current period included plant closure costs of $7 million from accelerated depreciation.  These charges were incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize each business’ cost structure.  Higher raw material costs primarily resulted in a $3 million decrease in gross profit, while currency exchange reduced gross profit an additional $1 million.  Volume increased gross profit by $7 million, while the acquisition of Ara Quimica contributed an additional $5 million in gross profit.  The exclusion of the financial results in December 2010 for the Castings Solutions business decreased gross profit by $4 million.  In total, gross profit margin during 2010 decreased 3.8 percentage points to 14.6%, as compared to 2009.

Selling, general and administrative expenses decreased $5 million, or 10%, compared to 2009, primarily due to reductions in salaries, benefits and incentive compensation of $3 million.  Equity and other income decreased $4 million during 2010 compared to 2009, primarily due to a $2 million charge for transaction and start-up costs associated with the new global joint venture with Süd-Chemie.

Operating income totaled $6 million in 2010 compared to $8 million in 2009.  Adjusted EBITDA increased $5 million, from $21 million in 2009 to $26 million in 2010.  Adjusted EBITDA margin increased 0.3 percentage points in 2010 from 7.7% in 2009 to 8.0% in 2010.  A reconciliation of EBITDA and Adjusted EBITDA results for 2010 and 2009 were as follows.

	Three months ended
	December 31
(In millions)	2010	2009
Operating income	$6	$8
Depreciation and amortization (a)	18	13
EBITDA	24	21
Casting Solutions joint venture costs	2	-
Adjusted EBITDA	$26	$21

(a)	Includes $7 million of accelerated depreciation during the three months ended December 31, 2010.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

December 2010 quarter compared to December 2009 quarter

Consumer Markets’ sales increased 10% to $440 million compared to $400 million in 2009.  Higher product pricing was the primary factor in sales growth between periods, resulting in a $33 million, or 8%, increase in sales.  Volume increased sales by $7 million, or 2%, as lubricant gallons sold were virtually flat with 2009 levels, improving to 40.4 million gallons.  A favorable currency exchange increased sales by $1 million, while changes in product mix sold resulted in a $1 million decrease in sales.

Gross profit remained unchanged in 2010 as compared to 2009 as volume and currency exchange increases of $1 million each were offset by raw material cost increases, resulting in a $2 million decline in pricing.  In total, gross profit margin declined 3.0 percentage points to 30.9% as trade promotion pricing and mix were factors in the lower gross margin during the quarter compared to the previous year.

Selling, general and administrative expenses increased $1 million, or 1%, during 2010, while equity and other income decreased by $1 million during 2010 compared to 2009.

Operating income totaled $65 million in 2010 as compared to $67 million for 2009.  EBITDA decreased $2 million from $76 million in 2009 to $74 million in 2010.  EBITDA margin decreased 2.2 percentage points in 2010 from 19.0% in 2009 to 16.8% in 2010.  There were no unusual or key items that affected comparability for EBITDA during 2010 and 2009.

Unallocated and other

Unallocated and other recorded costs of $15 million and $14 million for 2010 and 2009, respectively, as both periods included certain costs previously allocated to the Distribution reporting segment that do not qualify for discontinued operations accounting classification of $11 million and $13 million for 2010 and 2009, respectively.  In addition, 2010 also included environmental charges of $3 million and transaction costs of $1 million associated with the expanded global joint venture with Süd-Chemie.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2010 and 2009.

(In millions)	2010	2009
Cash provided (used) by:
Operating activities from continuing operations	$(38)	$55
Investing activities from continuing operations	(2)	26
Financing activities from continuing operations	(3)	(24)
Discontinued operations	(1)	(7)
Effect of currency exchange rate changes on cash and cash equivalents	1	4
Net decrease in cash and cash equivalents	$(43)	$54

Operating activities

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash outflow of $38 million in 2010 and a cash inflow of $55 million in 2009.  The cash results  during each period are primarily driven by net income, depreciation and amortization (including debt issuance cost amortization), and changes in working capital, which are fluctuations within accounts receivable, inventory, trade and other payables and accrued expenses and other liabilities.  Ashland continues to emphasize working capital management as a high priority and focus within the company.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

In 2010, a working capital outflow of $175 million was primarily a result of increased inventory, resulting from restocking of certain key products that were low or in sold out positions, and reduced trade and other payable balances, primarily the result of incentive compensation payouts to employees during the current quarter and an increase in selected vendor payments due to the end of the calendar year.  In 2009, a working capital outflow of $129 million was primarily as a result of reduced trade and other payable balances, mainly the result of incentive compensation payouts to employees during the prior year quarter.

Operating cash flows for 2010 included net income of $87 million (excluding discontinued operations), and noncash adjustments of $73 million for depreciation and amortization, a $19 million gain related to the formation of an expanded global joint venture with Süd-Chemie.  Operating cash flows for 2009 included net income of $86 million (excluding discontinued operations), noncash adjustments of $74 million for depreciation and amortization as well as $26 million from deferred income taxes.

Investing activities

Cash used by investing activities was $2 million for 2010 as compared to cash provided by investing activities of $26 million for 2009.  The significant cash investing activities for 2010 included cash inflows of $21 million related to the expanded joint venture cash distribution to Ashland, in accordance with the joint venture agreement, and $4 million from proceeds from disposals of property, plant and equipment, offset by cash outflows of $22 million for capital expenditures and $5 million for purchased plant operations in Performance Materials and Consumer Markets.  Investing activities during 2009 included cash inflows of $44 million and $3 million from the sale of auction rate securities and proceeds from disposals of property, plant and equipment, respectively, offset by cash outflows of $21 million for capital expenditures.

Financing activities

Cash used by financing activities was $3 million for 2010 as compared to cash used by financing activities of $24 million for 2009.  Significant cash financing activities for 2010 included repayments of long-term debt of $10 million and cash dividends paid of $.15 per share, for a total of $12 million.  These cash outflows were partially offset by proceeds from long- and short-term debt of $11 million and $6 million, respectively.  Financing activities for 2010 also included cash inflows of $2 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.  Significant cash financing activities for 2009 included repayments of long-term debt of $25 million and cash dividends paid of $.075 per share, for a total of $6 million.  These cash outflows were partially offset by proceeds from short-term debt of $6 million and proceeds from the exercise of stock options of $1 million.

Free cash flow

The following represents Ashland’s calculation of free cash flow for the following periods:

	Three months ended
	December 31
(In millions)	2010	2009
Cash flows provided by operating activities from continuing operations	$(38)	$55
Less:
Additions to property, plant and equipment	(22)	(21)
Cash dividends paid	(12)	(6)
Free cash flows	$(72)	$28

Cash flow and liquidity metrics

At December 31, 2010, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,310 million, compared to $1,191 million at September 30, 2010.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

replacement costs by $51 million at December 31, 2010 and $54 million at September 30, 2010.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 96% of current liabilities at December 31, 2010, compared to 91% at September 30, 2010.

The following summary reflects Ashland’s cash, investment securities and unused borrowing capacity as of December 31, 2010 and September 30, 2010.

	December 31	September 30
(In millions)	2010	2010
Cash and investment securities
Cash and cash equivalents	$374	$417
Auction rate securities	$22	$22

Unused borrowing capacity
Revolving credit facility	$442	$428
Accounts receivable securitization facility	$288	$310

Total borrowing capacity remaining under the $550 million revolving credit facility was $442 million, representing a reduction of $108 million for letters of credit outstanding at December 31, 2010.  Additionally, at December 31, 2010, the outstanding amount of accounts receivable sold by Ashland to a wholly-owned “bankruptcy remote” special purpose subsidiary of Ashland was $585 million.  Ashland had drawn $40 million under this accounts receivable securitization facility as of December 31, 2010 of the approximate $328 million in available funding from qualifying receivables.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit and accounts receivable securitization facility, was $1,104 million at December 31, 2010 as compared to $1,155 million at September 30, 2010.  In connection with the expected sale of Distribution, Ashland intends to terminate the accounts receivable securitization facility during the upcoming March 2011 quarter.

Capital resources

Debt

The following summary reflects Ashland’s debt as of December 31, 2010 and September 30, 2010.

	December 31	September 30
(In millions)	2010	2010
Short-term debt	$77	$71
Long-term debt (including current portion)	1,153	1,153
Total debt	$1,230	$1,224

The scheduled aggregate maturities of debt by fiscal year are as follows: $106 million remaining in 2011, $43 million in 2012, $85 million in 2013, $214 million in 2014, $9 million in 2015 and $953 million in 2016 and thereafter.

The current portion of long-term debt was $39 million at December 31, 2010 and $45 million at September 30, 2010.  Based on Ashland’s current debt structure included in Note J of Notes to Condensed Consolidated Financial Statements and assuming interest rates remain stable, future annual book interest expense could range from approximately $100 million to $120 million based on applicable fixed and floating interest rates.  Debt as a percent of capital employed was 24% at December 31, 2010 and September 30, 2010.

Covenant restrictions

The Senior Credit Facilities, amended during the third quarter of fiscal 2010, include less restrictive covenants than the previous credit facility and no longer contain covenants associated with minimum consolidated net worth and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

capital expenditure limits.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of December 31, 2010, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated leverage ratio permitted under the Senior Credit Facilities are as follows:  3.0 from the period December 31, 2010 through September 30, 2011 and 2.75 from December 31, 2011 and each fiscal quarter thereafter.

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

The permitted consolidated fixed charge coverage ratio under the Senior Credit Facility is 1.5 from December 31, 2010 and for each fiscal quarter thereafter.

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

At December 31, 2010, Ashland’s calculation of the consolidated leverage ratio was 0.9 compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.0.  At December 31, 2010, Ashland’s calculation of the fixed charge coverage ratio was 4.6 compared to the permitted consolidated ratio of 1.5.  Any change in consolidated EBITDA of $100 million would have an approximate .1x effect on the consolidated leverage ratio and a .6x effect on the fixed charge coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately .1x.  The expected sale of Distribution will cause Ashland to amend its previous calculation of these financial ratios, but will not have a significant affect on the current cushion within these ratio results.

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

Stockholders’ equity

Stockholders’ equity increased $74 million to $3,877 million.  This increase was primarily due to net income during the period of $87 million and $17 million from common shares issued under stock incentive and other plans offset by regular cash dividends of $12 million and deferred translation losses of $18 million.

During the first quarter of fiscal 2011, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 15 cents per share to eligible shareholders of record.  This amount was double the previous quarterly dividend of 7.5 cents per share paid in the first two quarters of fiscal 2010.  In conjunction with Ashland’s existing debt facilities, Ashland is subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, although Ashland does not anticipate that will occur.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital expenditures

Ashland is currently forecasting approximately $215 million (excluding Distribution) of capital expenditures for fiscal 2011 funded primarily from operating cash flows.  Capital expenditures, excluding Distribution, were $192 million for 2010 and averaged $179 million during the last three years.  Under the senior credit facilities agreement entered into in March 2010, Ashland is no longer subject to a capital expenditure limit, which under the previous financing arrangements was approximately $330 million and $300 million in fiscal year 2011 and 2010, respectively.  As of December 31, 2010 total capital expenditures were $22 million, excluding Distribution.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three months ended December 31, 2010.

OUTLOOK

Sales growth has continued during the first quarter of fiscal 2011 compared to the previous period within each segment of Ashland’s businesses.  In addition, sequential gross profit margins significantly increased in Functional Ingredients and Consumer Markets during the current quarter, while the other businesses were essentially flat on an adjusted basis.  However, raw material costs continue to escalate and are expected to continue to be a challenge for each business throughout fiscal 2011.  As a result of these rising raw material costs, Ashland’s financial performance in the short term will be directly related to each of the businesses’ ability to maintain its current market position and pass through necessary price increases to offset these escalating costs, while continuing to look for opportunities to reduce internal costs.

During the last several years Ashland has been focused on the objective of creating a dynamic, global specialty chemical company.  The expected completion of the Distribution sale at the end of the March 2011 quarter will result in Ashland’s remaining business segments having gross profit margins and products that are more reflective of a specialty chemical company.  In addition, the proceeds from the sale of Distribution will enhance Ashland’s ability to implement potential growth strategies, such as acquisitions, capital projects, and research and development, with its existing businesses in selected industries, increasing the company’s specialty chemical platform.  Ashland is currently assessing these growth opportunities, as well as other potential alternatives to enhance shareholder value, such as stock buybacks and dividends.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2010 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

(b)
During the three months ended December 31, 2010, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

For additional detailed information regarding liabilities arising from asbestos-related litigation, see Note M of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.

Environmental Proceedings

(1)      CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and Hercules may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of December 31, 2010, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 93 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2)      Multi-Media Environmental Compliance Investigation – In April 2005, Hercules’ Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance investigation by the USEPA and the Virginia Department of Environmental Quality (VADEQ), and in April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act (CAA) compliance investigation by USEPA and the VADEQ.  In April 2008, the results of both investigations were provided to Hercules.  The investigation uncovered areas of potential noncompliance with various environmental requirements.  Hercules is engaged in negotiations with USEPA and VADEQ concerning these matters.  While it is reasonable to believe that these matters could potentially involve penalties exceeding $100,000, the potential liability with respect to these matters should not be material to Ashland.

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

ITEM 1A.  RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Form 10-K for the fiscal year ended September 30, 2010.

ITEM 6.  EXHIBITS

(a)	Exhibits
10
Shareholders’ Agreement by and between Süd-Chemie Aktiengesellschaft and Süd-Chemie Finance GmbH and Ashland Inc. and Ashland International Holdings, Inc., effective November 30, 2010 (pursuant to Item 601(b)(2) of Regulation S-K, exhibits and schedules to the Shareholders’ Agreement have been omitted; exhibits and schedules will be supplementally provided to the SEC upon request).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Income for the three months ended December 31, 2010 and December 31, 2009; (ii) Condensed Consolidated Balance Sheets at  December 31, 2010 and September 30, 2010; (iii) Statements of Consolidated Stockholders’ Equity at December 31, 2010; (iv) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2010 and December 31, 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

February 2, 2011	/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX
Exhibit No.	Description

10
Shareholders’ Agreement by and between Süd-Chemie Aktiengesellschaft and Süd-Chemie Finance GmbH and Ashland Inc. and Ashland International Holdings, Inc., effective November 30, 2010 (pursuant to Item 601(b)(2) of Regulation S-K, exhibits and schedules to the Shareholders’ Agreement have been omitted; exhibits and schedules will be supplementally provided to the SEC upon request).

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