Form 10-Q
period 2011-03-31
ASHLAND INC.
filed 2011-05-04
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At March 31, 2011, there were 79,136,699 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2011	2010	2011	2010

SALES	$1,557	$1,423	$2,989	$2,748

COSTS AND EXPENSES
Cost of sales	1,135	992	2,174	1,899
Selling, general and administrative expense	292	293	577	577
Research and development expense	22	20	43	40
	1,449	1,305	2,794	2,516
EQUITY AND OTHER INCOME	14	14	26	27

OPERATING INCOME	122	132	221	259
Net interest and other financing expense (a)	(39)	(103)	(66)	(145)
Net gain (loss) on acquisitions and divestitures	-	(5)	21	(5)
Other income	-	-	-	1
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	83	24	176	110
Income tax benefit (expense) - Note K	13	(18)	(18)	(40)
INCOME FROM CONTINUING OPERATIONS	96	6	158	70
Income from discontinued operations (net of income taxes) - Note E (b)	257	16	282	38
NET INCOME	$353	$22	$440	$108

BASIC EARNINGS PER SHARE - Note N
Income from continuing operations	$1.22	$.07	$2.01	$.90
Income from discontinued operations	3.25	.21	3.57	.50
Net income	$4.47	$.28	$5.58	$1.40

DILUTED EARNINGS PER SHARE - Note N
Income from continuing operations	$1.20	$.07	$1.97	$.88
Income from discontinued operations	3.19	.20	3.50	.49
Net income	$4.39	$.27	$5.47	$1.37

DIVIDENDS PAID PER COMMON SHARE	$.15	$.075	$.30	$.15

(a)	The three and six months ended March 31, 2011 and 2010 include a $12 million and $66 million charge, respectively, related to the significant extinguishment of debt completed during these periods.

(b)
Includes income of $23 million and $46 million for the three and six months ended March 31, 2011, respectively, and $14 million and $25 million for the three and six months ended March 31, 2010, respectively, related to the direct results of the Distribution business.  Due to its sale, the direct results of this business have been presented as discontinued operations for each period presented in accordance with U.S. GAAP.  In addition, the three and six months ended March 31, 2011 include an after-tax gain of $231 million related to Ashland's sale of its Distribution business.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30
(In millions - unaudited)	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,129	$417
Accounts receivable (a)	1,142	1,115
Inventories - Note H	534	447
Deferred income taxes	112	112
Other assets	57	49
Held for sale - Note D (b)	-	693
	2,974	2,833
NONCURRENT ASSETS
Auction rate securities - Note G	22	22
Goodwill - Note I	2,142	2,148
Intangibles - Note I	1,088	1,111
Asbestos insurance receivable (noncurrent portion) - Note M	440	459
Deferred income taxes	336	336
Other assets	640	514
Held for sale - Note D (b)	2	270
	4,670	4,860
PROPERTY, PLANT AND EQUIPMENT
Cost	3,079	3,096
Accumulated depreciation and amortization	(1,311)	(1,258)
	1,768	1,838

TOTAL ASSETS	$9,412	$9,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note J	$42	$71
Current portion of long-term debt - Note J	19	45
Trade and other payables	708	727
Accrued expenses and other liabilities	541	523
Held for sale - Note D (b)	-	321
	1,310	1,687
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note J	846	1,108
Employee benefit obligations - Note L	1,191	1,372
Asbestos litigation reserve (noncurrent portion) - Note M	813	841
Deferred income taxes	173	145
Other liabilities	582	575
	3,605	4,041

STOCKHOLDERS’ EQUITY	4,497	3,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,412	$9,531

(a)	Accounts receivable includes an allowance for doubtful accounts of $20 million and $21 million at March 31, 2011 and September 30, 2010, respectively.

(b)	September 30, 2010 primarily relates to assets and liabilities of the Distribution business that qualified for held for sale classification in accordance with U.S. GAAP.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	loss	(a)	Total

BALANCE AT SEPTEMBER 30, 2010	$1	$665	$3,482	$(345)		$3,803
Total comprehensive income (b)			440	254		694
Dividend on common stock, $.30 per share			(24)			(24)
Common shares issued under stock
incentive and other plans (c)		24				24
BALANCE AT MARCH 31, 2011	$1	$689	$3,898	$(91)		$4,497

(a)
At March 31, 2011, the after-tax accumulated other comprehensive loss of $91 million was comprised of pension and postretirement obligations of $480 million and net unrealized translation gains of $389 million.

(b)	Reconciliations of net income to total comprehensive income (loss) follow.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2011	2010	2011	2010

Net income	$353	$22	$440	$108
Pension and postretirement obligation adjustments, net of tax	140	10	140	10
Unrealized translation gain (loss), net of tax	132	(104)	114	(123)
Total comprehensive income (loss)	$625	$(72)	$694	$(5)

(c)	Common shares issued were 327,905 for the six months ended March 31, 2011.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2011	2010
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$440	$108
Income from discontinued operations (net of income taxes)	(282)	(38)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	143	141
Debt issuance cost amortization	19	74
Deferred income taxes	(34)	54
Equity income from affiliates	(7)	(12)
Distributions from equity affiliates	3	6
Gain from sale of property and equipment	(2)	(3)
Stock based compensation expense	9	7
Stock contributions to qualified savings plans	13	13
Net (gain) loss on acquisitions and divestitures	(21)	5
Loss on early retirement of debt	-	4
Gain on auction rate securities	-	(1)
Change in operating assets and liabilities (a)	(204)	(110)
	77	248
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(52)	(59)
Proceeds from disposal of property, plant and equipment	4	11
Purchase of operations - net of cash acquired	(5)	-
Proceeds from sale of operations or equity investments	40	60
Proceeds from sales and maturities of available-for-sale securities	-	85
	(13)	97
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	11	300
Repayment of long-term debt	(299)	(773)
(Repayment of)/proceeds from short-term debt	(29)	317
Debt issuance costs	-	(12)
Cash dividends paid	(24)	(12)
Proceeds from exercise of stock options	2	4
Excess tax benefits related to share-based payments	1	1
	(338)	(175)
CASH (USED) PROVIDED BY CONTINUING OPERATIONS	(274)	170
Cash (used) provided by discontinued operations
Operating cash flows	5	(17)
Investing cash flows (b)	979	(4)
Effect of currency exchange rate changes on cash and cash equivalents	2	(2)
INCREASE IN CASH AND CASH EQUIVALENTS	712	147

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	417	352

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,129	$499

(a)	Excludes changes resulting from operations acquired or sold.
(b)	Includes proceeds from the divestiture of the Distribution business on March 31, 2011.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  Results of operations for the period ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending September 30, 2011.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

Ashland is composed of four reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), Ashland Hercules Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  On March 31, 2011, Ashland completed the sale of substantially all of the assets and certain liabilities of Ashland Distribution (Distribution).  As a result of this sale, the prior period operating results and cash flows related to Distribution have been reflected as discontinued operations, while the assets and liabilities have been classified as held for sale.  See Notes D, E and Q for additional information on the Distribution divestiture and reporting segment results.

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

NOTE B – NEW ACCOUNTING STANDARDS

Changes to estimates of financial statement impacts due to the adoption of new accounting standards and new accounting standards issued during the current fiscal year are included in interim financial reporting.  A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS

Ara Quimica

In April 2010, Ashland acquired the remaining 50% interest in Ara Quimica S.A. (Ara Quimica), a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica, which it recorded as an equity method investment within the Performance Materials reporting segment.  Ara Quimica recorded sales of approximately $56 million for its most recent fiscal year ended September 30, 2010.  As a result of this transaction, Ashland recorded $19 million of current assets and $61 million of long-term assets, which included $55 million of goodwill and intangible assets.  In addition, Ashland recorded $18 million of current liabilities and $6 million of noncurrent liabilities.

Hercules

On November 13, 2008, Ashland completed its acquisition of Hercules Incorporated (Hercules).  The total merger consideration for outstanding Hercules Common Stock was $2,594 million, including $2,096 million in cash, $450 million in Ashland Common Stock with the remaining value of the transaction related to cash consideration and value for restricted stock units, stock options and transaction costs.  In addition, Ashland assumed $798 million in debt as a part of the transaction.  The acquired businesses of Hercules now comprise the Functional Ingredients reporting segment, as well as a significant portion of the Water Technologies reporting segment.  The total debt borrowed upon the closing of the merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash at the date of the transaction.

NOTE D – DIVESTITURES

Ashland Distribution

On March 31, 2011, Ashland completed a sale to Nexeo Solutions, LLC (formerly known as TPG Accolade, LLC (Nexeo)) of substantially all of the assets and certain liabilities of its global distribution business conducted by the Ashland Distribution (Distribution) segment.  The transaction is an asset sale with the total cash proceeds received by Ashland of $979 million, before transaction fees and taxes, which includes $49 million in estimated working capital adjustments.  Final settlements related to post-closing working capital adjustments and certain other adjustments, as specified in the definitive agreement, are expected to occur in upcoming periods.  Ashland recognized an after-tax gain of $231 million.  The tax effects on the gain were partially offset by a $68 million release of tax valuation allowances on a capital loss carry-forward generated from the December 2008 divestiture of Ashland’s interest in FiberVisions Holdings LLC.  The gain was included within the discontinued operations caption in the Statement of Consolidated Income for the three months and six months ended March 31, 2011.  Ashland Distribution recorded sales of $3,419 million during the most recently completed fiscal year ended September 30, 2010 and employed approximately 2,000 employees across North America and Europe.

Because this transaction signifies Ashland’s exit from the Distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  Certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that do not qualify for discontinued operations accounting classification are now reported as costs within the Unallocated and other section of continuing operations, and equaled $8 million and $6 million for the three months ended March 31, 2011 and 2010, respectively, and $15 million for both the six months ended March 31, 2011 and 2010, respectively.  Ashland is currently analyzing and developing plans to reduce these stranded costs.

Ashland will retain and has agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DIVESTITURES (continued)

the definitive agreement.  Costs directly related to these expenses have been included within the discontinued operations caption for the three and six months ended March 31, 2011 and 2010.  In accordance with U.S. GAAP, the ongoing effects of the pension and postretirement plans for Distribution employees will be reported within the Unallocated and other section of continuing operations subsequent to March 31, 2011.

As part of this sale, Ashland expects to receive transition service fees for ongoing administrative and other services to be provided to Nexeo in upcoming periods.  While the transition service agreements are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed.  See Note E – Discontinued Operations for further information on the results of operations of Distribution for all periods presented.

As a result of this divestiture, the assets and liabilities of Distribution for prior periods have been reflected as assets and liabilities held for sale within the Condensed Consolidated Balance Sheets and are comprised of the following components:

September 30
(In millions - unaudited)	2010
Accounts receivable	$494
Inventories	197
Other current assets	2
Current assets held for sale	$693

Property, plant and equipment, net	$179
Goodwill and intangible assets	82
Noncurrent assets held for sale	$261

Trade payables	$315
Accrued expenses and other liabilities	6
Current liabilities held for sale	$321

In addition to the Distribution assets and liabilities identified above as held for sale, Ashland held other noncurrent assets for sale of $2 million and $9 million as of March 31, 2011 and September 30, 2010, respectively, primarily related to non-operational properties and certain Valvoline Instant Oil ChangeTM locations.  The noncurrent assets held for sale are recorded at the lower of carrying value or below this level if an impairment is indicated.  The fair values were based on definitive agreements of sale or other market quotes which would be considered significant unobservable market inputs (Level 3) within the fair value hierarchy.  See also Note G – Fair Value Measurements for further information on the fair value hierarchy.

Castings Solutions Joint Venture

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Castings Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the existing fifty-percent owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Castings Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recently completed fiscal year.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year.

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

Upon closing of the transaction, the joint venture distributed a $21 million net payment to Ashland in accordance with the agreement.  During the March 2011 quarter, Ashland received an additional $8 million cash payment from the joint venture, resulting from post-closing activities and measurements set forth in the agreement.  Ashland anticipates receiving an additional cash payment from the joint venture of approximately $20 million during the June 2011 quarter, resulting from the finalization of the remaining post-closing activities and measurements.

Ashland recognized pretax gains of $5 million and $23 million during the three and six months ended March 31, 2011, respectively, attributable to the fair market value of the net assets contributed to the joint venture.  For the majority of the valuation of the contributed assets and liabilities, Ashland utilized the discounted cash flow method; however, the adjusted book value method was also used in some areas of the valuation.  The gains were included in the Net gain (loss) on acquisitions and divestitures caption in the Statement of Consolidated Income.  The recorded values of assets and liabilities contributed on the closing date by Ashland to the expanded joint venture, excluding equity interests were as follows:

Assets
(In millions)	(liabilities)
Cash	$9
Accounts receivable	52
Inventories	21
Property, plant and equipment	34
Goodwill	52
Trade and other payables	(24)
Other noncurrent assets (liabilities) - net	11
$155

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the reported results of the Castings Solutions business will no longer include the sales, cost of sales or selling, general and administrative expense related to this business; however, Ashland will include the financial effects of the joint venture within Performance Materials’ equity and other income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture has left certain stranded costs that Ashland is currently analyzing and developing plans to reduce.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – DISCONTINUED OPERATIONS

As previously described in Note D, on March 31, 2011 Ashland completed the sale of substantially all of the assets and certain liabilities of Distribution.  Ashland has determined that this sale qualifies as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  As a result, operating results and cash flows related to Distribution have been reflected as discontinued operations in the Statement of Consolidated Income and Statement of Condensed Consolidated Cash Flows, while assets and liabilities that were sold have been classified within the September 30, 2010 Condensed Consolidated Balance Sheet as held for sale.  Sales for the three month periods ended March 31, 2011 and 2010 were $1,013 million and $857 million, respectively.  Sales for the six month periods ended March 31, 2011 and 2010 were $1,868 million and $1,586 million, respectively.  The results of operations for the three and six month periods ended March 31, 2011 and 2010 are included in the table below.

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, and from the acquisition of Hercules during fiscal 2009, a wholly-owned subsidiary of Ashland.  Adjustments to the recorded litigation reserves and related insurance receivables continue periodically and primarily reflect updates to the estimates.  See Note M for more information related to the adjustments on asbestos liabilities and receivables.

Ashland’s divestiture of Ashland Paving And Construction (APAC) during 2006 qualified as a discontinued operation.  As a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during the three and six month periods ended March 31, 2011 and 2010.  Such adjustments to these and other divested businesses may continue to occur in future periods and are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and six months ended March 31, 2011 and 2010.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2011	2010	2011	2010
Income from discontinued operations (net of tax)
Distribution (a)	$23	$14	$46	$25
Asbestos-related litigation reserves and receivables	-	-	1	9
Gain on disposal of discontinued operations (net of tax)
Distribution (b)	231	-	231	-
APAC	3	-	4	2
Electronic Chemicals	-	2	-	2
Total income from discontinued operations (net of tax)	$257	$16	$282	$38

(a)	For the three and six month periods ended March 31, the pretax income reported for Distribution was $28 million and $54 million for 2011 and $19 million and $38 million for 2010, respectively.
(b)	For the three and six months ended March 31, 2011, the pretax gain reported for Distribution was $314 million.

NOTE F – RESTRUCTURING ACTIVITIES

Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.  The total restructuring cost incurred for these programs for the three and six months ended March 31, 2010 was $1 million and $3 million, respectively, and was classified within the selling, general and administrative expenses caption.  Additional costs from reductions in resources, facilities and business realignment

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – RESTRUCTURING ACTIVITIES (continued)

or divestitures may occur in future periods, which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items.

As of March 31, 2011, the remaining restructuring reserves for these programs principally consisted of severance payments from the Hercules Integration Plan and the recent Performance Materials restructuring, which consisted of several plant closings and operational redesign to eliminate excess capacity that was announced during the prior fiscal year.

The following table details at March 31, 2011 and 2010, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves for the six months ended March 31, 2011 and 2010.  The reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet and are expected to be fully utilized by the end of fiscal 2011.

(In millions)	Severance
Balance as of September 30, 2009	$38
Restructuring reserve	3
Utilization (cash paid or otherwise settled)	(23)
Balance at March 31, 2010	$18

Balance as of September 30, 2010	$26
Utilization (cash paid or otherwise settled)	(8)
Balance at March 31, 2011	$18

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

The following table summarizes financial asset instruments subject to recurring fair value measurements as of March 31, 2011.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of March 31, 2011.

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$1,129	$1,129	$1,129	$-	$-
Auction rate securities	22	22	-	-	22
Deferred compensation investments (a)	176	176	62	114	-
Investments of captive insurance company (a)	2	2	2	-	-
Total assets at fair value	$1,329	$1,329	$1,193	$114	$22

(a)     Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2010.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of September 30, 2010.

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$417	$417	$417	$-	$-
Auction rate securities	22	22	-	-	22
Deferred compensation investments (a)	169	169	62	107	-
Investments of captive insurance company (a)	2	2	2	-	-
Total assets at fair value	$610	$610	$481	$107	$22

(a) Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.

Level 3 instruments

Auction rate securities

At March 31, 2011 and September 30, 2010, Ashland held at par value $25 million of student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time, the market for auction rate securities has

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – FAIR VALUE MEASUREMENTS (continued)

failed to achieve equilibrium.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, these instruments have been classified as noncurrent assets in the Condensed Consolidated Balance Sheet.

During 2010, Ashland liquidated $95 million par value auction rate securities for $85 million in cash proceeds, which approximated book value.  The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2010	$22
Sales of auction rate securities	-
Balance as of March 31, 2011	$22

Balance as of October 1, 2009	$170
Sales of auction rate securities	(85)
Realized gain recognized in the Consolidated Statement of Income	1
Balance as of March 31, 2010	$86

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

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  For the three and six months ended March 31, 2011, losses of less than $1 million and $1 million, respectively, were recorded in the Statement of Consolidated Income for these contracts.  For the three and six months ended March 31, 2010, losses of less than $1 million for each period were recorded in the Statement of Consolidated Income for these contracts.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.

Ashland’s net loss position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of March 31, 2011 was less than $1 million, consisting of a gain of less than $1 million with a notional amount of $139 million offset by a loss of less than $1 million with a notional amount of $81 million, and was included in other noncurrent assets and liabilities, respectively.  The net gain position on foreign currency derivatives outstanding in the Condensed Consolidated Balance Sheet as of September 30, 2010 was $1 million, consisting of a gain of $2 million with a notional amount of $86 million offset by a loss of $1 million with a notional amount of $41 million, and was included in other noncurrent assets and liabilities, respectively.  As of March 31, 2011, there were no open foreign currency derivatives which qualified for hedge accounting treatment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – FAIR VALUE MEASUREMENTS (continued)

Interest rate hedges

During 2009, Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  This interest rate cap qualifies as an interest rate swap within the provisions of the Senior Credit Agreement.  This instrument does not qualify for hedge accounting and therefore gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statements of Consolidated Income within the net interest and other financing expense caption.  As of March 31, 2011 and September 30, 2010, the fair value on the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Condensed Consolidated Balance Sheet.

Other financial instruments

At March 31, 2011 and September 30, 2010, Ashland’s long-term debt had a carrying value of $865 million and $1,153 million, respectively, compared to a fair value of $1,132 million and $1,402 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

NOTE H – INVENTORIES

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the average cost method.  The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2011	2010
Finished products	$395	$326
Raw materials, supplies and work in process	195	175
LIFO carrying values	(56)	(54)
	$534	$447

NOTE I – GOODWILL AND OTHER INTANGIBLES

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment annually and when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined its reporting units for allocation of goodwill include the Functional Ingredients, Water Technologies, Performance Materials and Consumer Markets reportable segments.  Prior to its sale to Nexeo, Distribution was treated as a separate reporting unit for allocation of goodwill.  Ashland performed its most recent annual goodwill impairment test as of July 1, 2010, and determined at that time, that no impairment existed.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

The following is a progression of goodwill by segment for the period ended March 31, 2011.

	Functional	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Total
Balance at September 30, 2010	$1,080	$620	$333		$115	$2,148
Divestitures	-	-	(52)		-	(52)
Currency translation adjustment	18	22	6		-	46
Balance at March 31, 2011	$1,098	$642	$287		$115	$2,142

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

Certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $290 million as of March 31, 2011 and September 30, 2010.  In accordance with U.S. GAAP, Ashland annually reviews these intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment.  Intangible assets were comprised of the following as of March 31, 2011 and September 30, 2010.

	March 31, 2011
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(29)	$324
Intellectual property	331	(73)	258
Customer relationships	595	(96)	499
Other intangibles	35	(28)	7
Total intangible assets	$1,314	$(226)	$1,088

	September 30, 2010
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(27)	$326
Intellectual property	331	(63)	268
Customer relationships	583	(78)	505
Other intangibles	39	(27)	12
Total intangible assets	$1,306	$(195)	$1,111

Amortization expense recognized on intangible assets for the six months ended March 31 was $34 million for both 2011 and 2010 and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.  Estimated amortization expense for future periods is $68 million in 2011 (includes six months actual and six months estimated), $67 million in 2012, $66 million in 2013, $64 million in 2014 and $62 million in 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – DEBT

The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2011	2010
Term Loan A, due 2014 (a)	$-	$293
6.60% notes, due 2027	12	12
Accounts receivable securitization	-	40
9.125% notes, due 2017	631	630
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at March 31, 2011 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	20	20
6.50% junior subordinated notes, due 2029	127	126
Hercules Tianpu - term notes, due through 2011	7	14
Hercules Nanjing - term notes, due 2013	46	34
Other international loans, interest at a weighted-average
rate of 5.7% at March 31, 2011 (1.6% to 11.3%)	41	30
Other	2	4
Total debt	907	1,224
Short-term debt	(42)	(71)
Current portion of long-term debt	(19)	(45)
Long-term debt (less current portion)	$846	$1,108

(a)	Senior credit facilities.

The scheduled aggregate maturities of debt by fiscal year are as follows:  $45 million remaining in 2011, $26 million in 2012, $40 million in 2013, $11 million in 2014, $9 million in 2015 and $0 million in 2016.  Total borrowing capacity remaining under the $550 million revolving credit facility was $448 million, representing a reduction of $102 million for letters of credit outstanding at March 31, 2011.

During the March 2011 quarter, Ashland terminated its accounts receivable securitization facility.  In conjunction with the termination, Ashland expensed the remaining debt issuance costs associated with the accounts receivable securitization facility, which were less than $1 million.

On March 31, 2011, Ashland terminated its Term Loan A facility, paying off the outstanding balance of $289 million with funds received from the sale of Distribution.  As a result of this termination of the Term Loan A facility, Ashland recognized an $11 million charge for the remaining debt issuance costs related to the loan fees paid to originate the loan.

During the March 2010 quarter, Ashland refinanced its then-existing senior credit facilities.  As part of the refinancing activities, Ashland expensed $62 million of debt issuance costs and incurred an additional $4 million of prepayment penalties, which are included in the net interest and other financing expense caption in the Statements of Consolidated Income for the three and six months ended March 31, 2010.

Covenant restrictions

The Senior Credit Facilities (revolving credit and repaid Term Loan A facilities), refinanced during the March 2010 quarter, include less restrictive covenants than the previous credit facility and no longer contain covenants associated with minimum consolidated net worth and capital expenditure limits.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of March 31, 2011, Ashland is in compliance with all debt agreement covenant restrictions.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – DEBT (continued)

The maximum consolidated leverage ratios permitted under the Senior Credit Facilities are as follows:  3.00 from the period March 31, 2011 through September 30, 2011 and 2.75 from March 31, 2012 and each fiscal quarter thereafter.  The permitted consolidated fixed charge coverage ratio under the Senior Credit Facility is 1.50 from March 31, 2011 and for each fiscal quarter thereafter.

At March 31, 2011, Ashland’s cash exceeded debt outstanding therefore the consolidated leverage ratio was negative when compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.0.  At March 31, 2011, Ashland’s calculation of the fixed charge coverage ratio was 6.1 compared to the permitted consolidated ratio of 1.5.

NOTE K – INCOME TAXES

Ashland’s effective tax rate is generally subjected to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax benefit rate was 15.7% for the three months ended March 31, 2011 and includes certain discrete items that had a significant impact to the rate, including favorable adjustments for state deferred tax asset valuation allowance releases (net of FIN 48 reserves) of $45 million and an unfavorable adjustment of $6 million for additional taxes associated with the expected repatriation of proceeds generated from the sale of Ashland’s Distribution business.  Ashland determined that there was sufficient evidence to reverse the state tax valuation allowances during the March 2011 quarter based on the cumulative effect of the gain on the sale of Distribution, reduced interest expense and forecasted future operating results.

The overall effective tax rate of 10.2% for the six months ended March 31, 2011 includes certain discrete items such as the current quarter discrete items discussed previously, as well as a $15 million tax expense from the gain associated with the fair market value of the Castings Solutions contribution and a $4 million tax benefit associated with research and development tax credits for the 2010 fiscal year.

The overall effective tax expense rate was 75.0% for the three months ended March 31, 2010 and includes certain discrete items that had a significant impact to the rate, including an unfavorable adjustment of $14 million for a deferred tax accrual for the Patient Protection and Affordable Care Act and a favorable adjustment of $5 million for the release of valuation allowance reserves related to the sale of auction rate securities.  The overall effective tax rate of 36.4% for the six months ended March 31, 2010 also includes a benefit of $6 million associated with the reversal of certain foreign tax reserves.

Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2011.

(In millions)
Balance at October 1, 2010	$116
Increases related to positions taken on items from prior years	9
Decreases related to positions taken on items from prior years	(2)
Increases related to positions taken in the current year	13
Lapse of statute of limitations	(7)
Balance at March 31, 2011	$129

It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlements from ongoing audits, which may have a material affect on the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – EMPLOYEE BENEFIT PLANS

For the six months ended March 31, 2011, Ashland contributed $10 million to the U.S. benefit plans and $16 million to the non-U.S. benefit plans.  Ashland expects to make additional contributions to the U.S. plans of approximately $5 million and to the non-U.S. plans of $14 million during the remainder of fiscal year 2011.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2011	2010	2011	2010
Three months ended March 31
Service cost	$12	$13	$1	$2
Interest cost	48	50	4	4
Curtailment	-	-	(4)	-
Expected return on plan assets	(56)	(53)	-	-
Amortization of prior service credit	-	-	(1)	(1)
Amortization of net actuarial loss	19	12	-	-
	$23	$22	$-	$5

Six months ended March 31
Service cost	$25	$26	$2	$3
Interest cost	98	101	8	9
Curtailment	-	-	(4)	-
Expected return on plan assets	(113)	(107)	-	-
Amortization of prior service credit	(1)	-	(2)	(2)
Amortization of net actuarial loss	38	25	-	-
	$47	$45	$4	$10

The Distribution divestiture resulted in a curtailment gain of $4 million, which was recognized as part of the $231 million gain on the sale of Distribution recorded within the discontinued operations caption of the Consolidated Statements of Income during the March 2011 quarter.  As a result of the curtailment, Ashland was required to remeasure its obligations for the pension and other postretirement benefit plans based on updated actuarial assumptions.  This remeasurement resulted in a decrease in pension and postretirement expense for the remainder of fiscal 2011 of approximately $10 million as well as a reduction to the U.S. pension and postretirement liability of approximately $140 million and $40 million.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2011	2010	2010	2009	2008
Open claims - beginning of period	83	100	100	115	134
New claims filed	1	1	2	2	4
Claims settled	(1)	(1)	(1)	(1)	(2)
Claims dismissed	(7)	(11)	(18)	(16)	(21)
Open claims - end of period	76	89	83	100	115

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2011	2010	2010	2009	2008
Asbestos reserve - beginning of period	$537	$543	$543	$572	$610
Reserve adjustment	-	-	28	5	2
Amounts paid	(20)	(18)	(34)	(34)	(40)
Asbestos reserve - end of period	$517	$525	$537	$543	$572

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  Total reserves for asbestos claims were $517 million at March 31, 2011 compared to $537 million at September 30, 2010.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 70% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 84% have a credit rating of B+ or higher by A. M. Best, as of March 31, 2011.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  During the December 2009 quarter, Ashland entered into a new agreement with a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet as of December 31, 2009, which had a $9 million (after-tax) effect on the Statement of Consolidated Income for the December 2009 quarter within the discontinued operations caption.  As a result of this agreement and other revised estimates, Ashland no longer discounts any portion of the asbestos receivable at this time.

At March 31, 2011, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $402 million (excluding the Hercules receivable for asbestos claims), of which $54 million relates to costs previously paid.  Receivables from insurers amounted to $421 million at September 30, 2010.  During the June 2010 quarter, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update, along with likely settlement adjustments, caused an additional $24 million net increase in the receivable for probable insurance recoveries.

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

	Six months ended		Years ended
	March 31		September 30
(In thousands)	2011	2010	2010	2009 (a)
Open claims - beginning of period	20	21	21	27
New claims filed	2	-	-	1
Claims dismissed/settled	-	(1)	(1)	(7)
Open claims - end of period	22	20	20	21

(a)      Beginning of period represents acquisition date of November 13, 2008.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended		Years ended
	March 31		September 30
(In millions)	2011	2010	2010	2009 (a)
Asbestos reserve - beginning of period	$375	$484	$484	$233
Reserve adjustments (b)	-	(35)	(93)	261
Amounts paid	(8)	(4)	(16)	(10)
Asbestos reserve - end of period	$367	$445	$375	$484

(a)	Beginning of period represents acquisition date of November 13, 2008.

(b)	Includes purchase accounting adjustments recorded during 2010 and 2009 as part of purchase price allocations for the Hercules acquisition.

During the December 2009 quarter, Ashland essentially completed the final valuation assessment of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  During the most recent annual update of this estimate, completed during the June 2010 quarter, it was determined that the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

liability for asbestos claims should be reduced by $58 million.  Based upon review of the assumptions underlying the asbestos valuation model and the most recent claim filing and settlement trend rates for both pre- and post-acquisition periods, Ashland determined that $14 million of the $58 million adjustment should be recorded to goodwill, which was partially offset by $6 million for an increase in probable insurance recoveries, totalling to a net $8 million adjustment to goodwill.  Total reserves for Hercules asbestos claims were $367 million at March 31, 2011 compared to $375 million at September 30, 2010.

For the Hercules asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers, of which approximately 98% have a credit rating of B+ or higher by A.M. Best, as of March 31, 2011.

As of March 31, 2011 and September 30, 2010, the receivables from insurers amounted to $67 million and $68 million, respectively.  As previously mentioned, during the June 2010 quarter, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update along with likely settlement adjustments caused a $28 million reduction in the receivable for probable insurance recoveries, $6 million of which was recorded to goodwill.  For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.

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

Environmental remediation and asset retirement obligations

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2011, such locations included 88 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 151 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC in 2005) and about 1,225 service station properties, of which 114 are being actively remediated.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Ashland’s reserves for environmental remediation amounted to $199 million at March 31, 2011 compared to $207 million at September 30, 2010, of which $155 million at March 31, 2011 and $162 million at September 30, 2010 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the six months ended March 31, 2011 and 2010.

	Six months ended
	March 31
(In millions)	2011	2010
Reserve - beginning of period	$207	$221
Inherited Hercules obligations	-	6
Disbursements, net of cost recoveries	(17)	(18)
Expense and accretion	9	9
Foreign currency translation	-	(1)
Reserve - end of period	$199	$217

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At March 31, 2011 and September 30, 2010, Ashland’s recorded receivable for these probable insurance recoveries was $29 million and $30 million, respectively.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Income are presented in the following table for the three and six months ended March 31, 2011 and 2010.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2011	2010	2011	2010
Environmental expense	$4	$5	$7	$7
Accretion	1	1	2	2
Legal expense	1	-	2	1
Total expense	6	6	11	10

Insurance receivable	(1)	(3)	(1)	(4)
Total expense, net of receivable activity	$5	$3	$10	$6

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $350 million.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

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

NOTE N – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 1.0 million and 1.5 million as of March 31, 2011 and 2010, respectively.

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2011	2010	2011	2010
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$96	$6	$158	$70
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	79	78	79	77
Share based awards convertible to common shares	1	2	1	2
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	80	80	80	79

EPS from continuing operations
Basic	$1.22	$.07	$2.01	$.90
Diluted	$1.20	$.07	$1.97	$.88

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – CAPITAL STOCK

In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland has been purchasing common shares through a $200 million 10b5-1 automatic trading plan.  The remaining $200 million is expected to be purchased in discretionary transactions on the open market or privately negotiated transactions in the next one to two years, the exact amount and timing of which will be dependent upon a number of factors including trading price, trading volume and general market conditions.  In addition, the Board of Directors also announced during the March 2011 quarter its intention to increase Ashland’s quarterly dividend to 17.5 cents per share, commencing with the June 15, 2011 dividend payment.

During the first and second quarters of fiscal 2011, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 15 cents per share to eligible shareholders of record.  This amount was double the quarterly cash dividend of 7.5 cents per share paid during the prior year periods.

In November 2009, Ashland made a voluntary pension plan contribution of approximately 3.0 million shares of Ashland Common Stock, valued at $100 million on the date of transfer.

NOTE P – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $5 million and $4 million for the three months ended March 31, 2011 and 2010, respectively, and $9 million and $7 million for the six months ended March 31, 2011 and 2010, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse essentially ten years after the date of grant.  SARs granted for the six months ended March 31, 2011 and 2010 were 0.6 million.  As of March 31, 2011, there was $15 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and are forfeitable until vesting requirements are met, which is generally over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends (or dividend equivalents) upon grant.  Nonvested stock awards granted for the six months ended March 31, 2011 and 2010 were 12,100 and 148,950 shares, respectively.  As of March 31, 2011, there was $5 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – STOCK INCENTIVE PLANS (continued)

Performance shares

Performance share/unit awards are granted to certain key employees and are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Ashland believes that the focus on relative performance encourages management to make decisions that create shareholder value.  Awards are granted annually, with each award covering a three-year performance cycle.  Historically, each performance share/unit is convertible to one share of Ashland Common Stock or cash.  As a result, these plans are recorded as a liability in the Condensed Consolidated Balance Sheets within the other noncurrent liabilities caption.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the six months ended March 31, 2011 and 2010 were 0.2 million.  As of March 31, 2011, there was $10 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

NOTE Q – SEGMENT INFORMATION

Ashland has recently been comprised of five reporting segments.  Following the sale of Distribution, Ashland’s businesses are now managed along four industry segments:  Functional Ingredients, Water Technologies, Performance Materials and Consumer Markets.

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

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and, through our ASK joint venture, metal casting consumables and design services.  As previously discussed in Note D, on November 30, 2010 Ashland completed the transaction to expand the global joint venture with Süd-Chemie, serving the foundry chemical sector.  As part of the transaction, Ashland transferred its existing Castings Solutions business to the expanded joint venture.  Effective December 1, 2010, Ashland’s share of the joint venture’s results of operations are recorded as equity income in the Statements of Consolidated Income.  As a result, future reported results for Performance Materials will no longer include the sales, cost of sales or selling, general and administrative costs related to this business.  Ashland will include the financial effects of the joint venture within Performance Materials’ equity and other income caption of the Statements of Consolidated Income.

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

The following table presents for each segment the net sales and operating income for the three and six months ended March 31, 2011 and 2010.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – SEGMENT INFORMATION (continued)

financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland occasionally modifies its expense allocation methodologies to the reportable segments as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis, while significant changes are applied on a retroactive basis.  The unallocated and other caption includes certain specific company-wide restructuring activities that were significant, such as the restructuring plan related to the Hercules acquisition described in Note C, and other costs or adjustments that relate to former businesses that Ashland no longer operates, including the Distribution business.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2011	2010	2011	2010
SALES
Functional Ingredients	$270	$240	$486	$450
Water Technologies	471	449	921	892
Performance Materials (a)	325	304	650	576
Consumer Markets	491	430	932	830
	$1,557	$1,423	$2,989	$2,748
OPERATING INCOME (LOSS)
Functional Ingredients	$41	$34	$59	$61
Water Technologies	27	31	50	70
Performance Materials	3	6	9	14
Consumer Markets	62	69	127	136
Unallocated and other	(11)	(8)	(24)	(22)
	$122	$132	$221	$259

(a)
The six months ended March 31, 2011 includes only two months of sales related to the Castings Solutions business, as Ashland contributed this business to its new global joint venture with Süd-Chemie on November 30, 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, Ashland may from time to time make forward-looking statements in its other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), weather, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in its most recent Form 10-K (including Item 1A Risk Factors) and Form 10-Q filed with the SEC, which are available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-Q or otherwise except as required by securities or other applicable law.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global specialty chemicals company with approximately 12,500 employees worldwide in more than 100 countries.  Ashland provides specialty chemicals, technologies and insights to create new and improved products.  Ashland’s chemistry is used in a variety of industries that include automotive, food and beverages, personal care products, pharmaceuticals, paper and tissue to durable goods and infrastructure, including building and construction, energy and water treatment.

Ashland’s sales generated outside of North America were 45% for the six months ended March 31, 2011 and 2010, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2011	2010	2011	2010
North America	56%	56%	55%	55%
Europe	26%	26%	25%	26%
Asia Pacific	12%	12%	13%	13%
Latin America & other	6%	6%	7%	6%
	100%	100%	100%	100%

Business segments

Ashland’s reporting structure is composed of four reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), Ashland Hercules Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).

The contribution to sales by each of the four business segments expressed as a percentage of total consolidated sales was as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Business Segment	2011	2010	2011	2010
Functional Ingredients	17%	17%	16%	16%
Water Technologies	30%	32%	31%	33%
Performance Materials	21%	21%	22%	21%
Consumer Markets	32%	30%	31%	30%
	100%	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS

During fiscal 2011 and other previous periods, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Economic environment

Ashland has experienced demand increases within each operating segment; however, its current financial performance has been adversely impacted by escalating raw material costs.  Ashland continues to emphasize efficient pricing procedures to offset these increased costs, while internally assessing operations for cost reduction opportunities, including stranded costs from the sale of the Distribution business and the contribution of the Castings Solutions business to the expanded global joint venture with Süd-Chemie.

Divestitures/Acquisitions

Distribution divestiture

On March 31, 2011, Ashland completed a sale to Nexeo Solutions, LLC (formerly known as TPG Accolade, LLC (Nexeo)) of substantially all of the assets and certain liabilities of its global distribution business conducted by the Ashland Distribution (Distribution) segment.  The transaction is an asset sale with the total cash proceeds received by Ashland of $979 million, before transaction fees and taxes, which includes $49 million in estimated working capital adjustments.  Final settlements related to post-closing working capital adjustments and certain other adjustments, as specified in the definitive agreement, are expected to occur in upcoming periods.  Ashland recognized an after-tax gain of $231 million.  The tax effects on the gain were partially offset by a $68 million release of tax valuation allowances on a capital loss carry-forward generated from the December 2008 divestiture of Ashland’s interest in FiberVisions Holdings LLC.  The gain was included within the discontinued operations caption in the Statement of Consolidated Income for the three months and six months ended March 31, 2011.  Ashland Distribution recorded sales of $3,419 million during the most recently completed fiscal year ended September 30, 2010 and employed approximately 2,000 employees across North America and Europe.

Because this transaction signifies Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  Certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that do not qualify for discontinued operations accounting classification are now reported as costs within the Unallocated and other section of continuing operations, and equaled $8 million and $6 million for the three months ended March 31, 2011 and 2010, respectively, and $15 million for both the six months ended March 31, 2011 and 2010, respectively.  Ashland is currently analyzing and developing plans to reduce these stranded costs.

Ashland will retain and has agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  Costs directly related to these expenses have been included within the discontinued operations caption for the three and six months ended March 31, 2011 and 2010.  In accordance with U.S. GAAP, the ongoing effects of the pension and postretirement plans for Distribution employees will be reported within the Unallocated and other section of continuing operations subsequent to March 31, 2011.

As part of this sale, Ashland expects to receive transition service fees for ongoing administrative and other services to be provided to Nexeo in upcoming periods.  While the transition service agreements are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed.  See Note E – Discontinued Operations for further information on the results of operations of Distribution for all periods presented.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Süd-Chemie joint venture agreement

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Castings Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the existing fifty-percent owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Castings Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recently completed fiscal year.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year.

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

Upon closing of the transaction, the joint venture distributed a $21 million net payment to Ashland in accordance with the agreement.  During the March 2011 quarter, Ashland received an additional $8 million net cash payment from the joint venture, resulting from post-closing activities and measurements set forth in the agreement.  Ashland anticipates receiving an additional cash payment from the joint venture of approximately $20 million during the June 2011 quarter, resulting from the finalization of the remaining post-closing activities and measurements.

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the reported results of the Castings Solutions business will no longer include the sales, cost of sales or selling, general and administrative expense related to this business; however, Ashland will include the financial effects of the joint venture within Performance Materials’ equity and other income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture has left certain stranded costs that Ashland is currently analyzing and developing plans to reduce.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Functional Ingredients HEC manufacturing facility

In November 2010, Functional Ingredients’ new Natrosol™ hydroxyethylcellulose (HEC) production facility in Nanjing, China became operational.  At $90 million of cost, the new facility represents Ashland’s largest single investment in China and the Asia Pacific region.  This manufacturing facility is expected to increase Functional Ingredients’ HEC production capacity by 10,000 metric tons per year and have expanded capabilities to produce up to 20,000 metric tons per year.  During the March 2011 quarter the facility was already producing at approximately 75% of its initial metric ton capacity.  Ashland is expecting the facility to increase its production throughout the remainder of fiscal 2011 and is currently finalizing plans on the next phase of HEC expansion within this facility.

Stock repurchase and annual dividend increase

In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland has been purchasing common shares through a $200 million 10b5-1 automatic trading plan.  The remaining $200 million is expected to be purchased in discretionary transactions on the open market or privately negotiated transactions in the next one to two years, the exact amount and timing of which will be dependent upon a number of factors including trading price, trading volume and general market conditions.  In addition, the Board of Directors also announced during the March 2011 quarter its intention to increase Ashland’s quarterly dividend to 17.5 cents per share, commencing with the June 15, 2011 dividend payment.

Liquidity and corporate credit ratings

On March 31, 2011 Ashland used a portion of the Distribution sale proceeds to repay the full amount of the Term Loan A balance of $289 million, bringing total debt outstanding as of March 31, 2011 to $907 million.  Additionally, in March 2011, Ashland terminated the accounts receivable securitization that provided available funding from qualifying receivables of up to $350 million.

Ashland’s available liquidity position, which includes cash and the revolving credit facility, was $1,577 million at March 31, 2011 as compared to $1,155 million at September 30, 2010.  In addition to increases in liquidity from cash flows generated from operations, Ashland will have received additional net cash proceeds of approximately $875 million, after fees and expected taxes are paid, from the sale of Distribution, positioning the company for future strategic investment opportunities.

Ashland’s corporate credit ratings have remained unchanged since its Form 10-K filing in late November, which were BB+ and Ba1 from Standard & Poor’s and Moody’s Investor Services, respectively, with an outlook of positive from both.  Ashland’s ability to access capital markets to provide liquidity has also remained stable.  However, the increased liquidity from the Distribution sale, along with improvements in the credit markets and Ashland’s financial performance, should continue to allow Ashland to borrow on more favorable terms in the future, including less restrictive covenants and lower interest rates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of non-GAAP measures

Based on clarification and interpretive guidance from the Securities and Exchange Commission regarding the use of non-GAAP measures, Ashland has included within this document certain non-GAAP measures which include EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), adjusted EBITDA margin (adjusted EBITDA divided by sales, which can include pro forma adjustments) and free cash flow (cash flows by operating activities from continuing operations minus cash dividends paid and additions to property, plant and equipment).  Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.  Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  In addition, certain financial covenants related to Ashland’s Senior Credit Agreement are based on similar non-GAAP measures.  The non-GAAP information provided is unique to Ashland and may not be consistent with the methodologies used by other companies.

Consolidated review

Net income

Current Quarter – Ashland’s net income amounted to $353 million and $22 million for the three months ended March 31, 2011 and 2010, respectively, or $4.39 and $.27 diluted earnings per share.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.  Income from continuing operations, which excludes results from discontinued operations, amounted to $96 million and $6 million for the three months ended March 31, 2011 and 2010, respectively, or $1.20 and $.07 per diluted earnings per share.

Operating income was $122 million and $132 million for the three months ended March 31, 2011 and 2010, respectively.  See the “Operating income” discussion for a complete analysis of these results.

Ashland incurred pretax net interest and other financing expense of $39 million and $103 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease in interest expense during 2011 compared to 2010 was primarily attributable to a $66 million accelerated amortization charge for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 quarter.  The March 2011 quarter included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million Term Loan A balance and termination of the accounts receivable securitization facility.

During the three months ended March 31, 2010 a $5 million loss was recorded within this caption reflecting adjustments to Ashland’s recorded receivable associated with the 2005 transfer of Ashland’s 38% interest in Marathon Ashland Petroleum LLC (MAP).

The effective income tax benefit rate of 15.7% and expense rate of 75.0% for the three months ended March 31, 2011 and 2010, respectively, were both affected by discrete items discussed in further detail within the income tax expense caption discussion of the comparative Statement of Consolidated Income analysis.

Discontinued operations, which are reported net of taxes, resulted in $257 million and $16 million of income for the three months ended March 31, 2011 and 2010, respectively.  Each period includes the direct operating results of operations for Distribution.  In addition, the three months ended March 31, 2011 includes an after-tax gain of $231 million attributable to the March 31, 2011 sale of Distribution.

Year-to-Date – Ashland’s net income amounted to $440 million and $108 million for the six months ended March 31, 2011 and 2010, respectively, or $5.47 and $1.37 diluted earnings per share.  Ashland’s net income is primarily

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.  Income from continuing operations, which excludes results from discontinued operations, amounted to $158 million and $70 million for the six months ended March 31, 2011 and 2010, respectively, or $1.97 and $.88 per diluted earnings per share.

Operating income was $221 million and $259 million for the six months ended March 31, 2011 and 2010, respectively.  See the “Operating income” discussion for a complete analysis of these results.

Ashland incurred pretax net interest and other financing expense of $66 million and $145 million for the six months ended March 31, 2011 and 2010, respectively.  The decrease in interest expense during 2011 compared to 2010 was primarily attributable to a $66 million accelerated amortization charge for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 period.  The March 2011 period included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million Term Loan A balance and termination of the accounts receivable securitization facility in March 2011.

During the six months ended March 31, 2011 Ashland reported a nonrecurring gain (loss) from the fair market value of the Castings Solutions net assets contributed to the expanded global joint venture with Süd-Chemie exceeding the recorded amounts.  This remeasurement resulted in a pretax gain of $23 million that was recorded below operating income on the Statement of Consolidated Income in the net gain (loss) on acquisitions and divestitures caption.  During the six months ended March 31, 2010 a $5 million loss was recorded within this caption reflecting adjustments to Ashland’s recorded receivable associated with MAP.

The effective income tax rates of 10.2% and 36.4% for the six months ended March 31, 2011 and 2010, respectively, were both affected by discrete items discussed in further detail within the income tax expense caption discussion of the comparative Statement of Consolidated Income analysis.

Discontinued operations, which are reported net of taxes, resulted in $282 million and $38 million of income for the six months ended March 31, 2011 and 2010, respectively.  Each period includes the direct operating results of operations for Distribution.  In addition, the six months ended March 31, 2011 includes an after-tax gain of $231 million attributable to the March 31, 2011 sale of Distribution.

Operating income

Current Quarter – Operating income amounted to $122 million and $132 million for the three months ended March 31, 2011 and 2010, respectively.  The current period included a $6 million accelerated depreciation charge for plant closure costs associated with capacity reductions in the composites line of business within Performance Materials.  Excluding this item, operating income declined slightly in 2011 due to increases in raw material costs that more than offset price increases and resulted in gross profit margin decline in all business segments.

Operating income for the three months ended March 31, 2011 and 2010 included depreciation and amortization of $70 million (including accelerated depreciation of $6 million) and $67 million, respectively.  EBITDA totaled $192 million and $199 million for the current quarter and prior year quarter, respectively.  There were no unusual or key items that altered comparability for EBITDA during the current quarter and prior year quarter.  Adjusted EBITDA decreased $7 million, from $199 million in the March 2010 quarter to $192 million in the March 2011 quarter.  Adjusted EBITDA margin decreased 1.7 percentage points in the March 2011 quarter to 12.3% from 14.0% in the March 2010 quarter.  A reconciliation of EBITDA and Adjusted EBITDA results for the current and prior quarter were as follows.

	Three months ended
	March 31
(In millions)	2011	2010
Operating income	$122	$132
Depreciation and amortization	70	67
Adjusted EBITDA	$192	$199

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date – Operating income amounted to $221 million and $259 million for the six months ended March 31, 2011 and 2010, respectively.  The current period included a $13 million accelerated depreciation charge for plant closure costs associated with capacity reductions in the composites line of business within Performance Materials and a $3 million charge for transaction and start-up costs associated with the expanded global joint venture with Süd-Chemie.  Excluding these items, operating income declined in 2011, primarily as a result of gross profit margin decline in all business segments, which generally resulted from increases in raw material costs that more than offset sale increases.

Operating income for the six months ended March 31, 2011 and 2010 included depreciation and amortization of $143 million (including accelerated depreciation of $13 million) and $141 million, respectively.  EBITDA totaled $364 million and $400 million for 2011 and 2010, respectively.  Adjusted EBITDA decreased $33 million, from $400 million in 2010 to $367 million in 2011.  Adjusted EBITDA margin decreased 2.3 percentage points in 2011 to 12.3% from 14.6% in 2010.  A reconciliation of EBITDA and Adjusted EBITDA results for the current and prior period were as follows.

	Six months ended
	March 31
(In millions)	2011	2010
Operating income	$221	$259
Depreciation and amortization	143	141
EBITDA	364	400
Castings Solutions transaction and start-up costs	3	-
Adjusted EBITDA	$367	$400

Statement of consolidated income – caption review

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the three and six months ended March 31, 2011 and 2010.

	Three months			Six months
(In millions)	2011	2010	Change	2011	2010	Change
Sales	$1,557	$1,423	$134	$2,989	$2,748	$241

Current Quarter – Sales for the three months ended March 31, 2011 increased $134 million, or 9%, compared to the March 2010 quarter primarily as a result of increases in pricing, implemented to recover the effects of increases in raw material costs, and volume increases, which increased sales $104 million and $58 million, respectively, or 11%, in total.  Favorable currency exchange rates and product mix increased sales $8 million each, respectively, or 1%, in total.  In addition, the net acquisitions and divestitures, attributable to the January 2010 divestiture of Pinova, April 2010 purchase of Ara Quimica and the November 2010 contribution of the Castings Solutions business to the expanded global joint venture with Süd-Chemie, decreased sales by $44 million, or 3%.

Year-to-Date – Sales for the current period increased $241 million, or 9%, compared to the prior period primarily as a result of increases in pricing, implemented to recover the effects of increases in raw material costs, and volume increases, which increased sales $184 million and $130 million, respectively, or 11%, in total.  Unfavorable currency exchange rates decreased sales $10 million.  In addition, the net acquisitions and divestitures, attributable to the divestiture of Pinova, purchase of Ara Quimica and contribution of the Castings Solutions business, decreased sales by $63 million, or 2%.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months			Six months
(In millions)	2011	2010	Change	2011	2010	Change
Cost of sales	$1,135	$992	$143	$2,174	$1,899	$275
Gross profit as a percent of sales	27.1%	30.3%		27.3%	30.9%

Current Quarter – Cost of sales for the March 2011 quarter increased $143 million, or 14%, compared to the March 2010 quarter primarily due to escalating raw material costs, increasing cost of sales $130 million, or 13%.  Increased volume contributed an additional $27 million, or 3%, to cost of sales.  Change in product mix and currency exchange increased cost of sales by $11 million and $6 million, respectively, or 1%, in total, while the net acquisitions and divestitures impact of Pinova, Ara Quimica and Castings Solutions represented a net decline of $31 million, or 3%.

Year-to-Date – Cost of sales for the current period increased $275 million, or 14%, compared to the prior period primarily due to escalating raw material costs, increasing cost of sales $258 million, or 13%.  Increased volume contributed an additional $60 million, or 3%, to cost of sales.  Currency exchange, due to the strengthening of the U.S. dollar as compared to 2010, decreased cost of sales by $9 million, while the net acquisitions and divestitures impact of Pinova, Ara Quimica and Castings Solutions represented an additional net decline of $42 million, or 2%.  Change in product mix increased cost of sales by $8 million.

	Three months			Six months
(In millions)	2011	2010	Change	2011	2010	Change
Selling, general and administrative expense	$292	$293	$(1)	$577	$577	$-
As a percent of sales	18.8%	20.6%		19.3%	21.0%

Current Quarter – Selling, general and administrative expenses for the March 2011 quarter remained essentially flat compared to 2010, however, expenses as a percent of sales decreased 1.8 percentage points, as Ashland was able to leverage 9% sales growth through strict cost management efforts.  The currency exchange impact on selling, general and administrative expense resulted in a $1 million increase during the current quarter as compared to the prior year quarter.

Year-to-Date – Selling, general and administrative expenses for the current period remained flat compared to the prior period, however, expenses as a percent of sales decreased 1.7 percentage points, as Ashland was able to leverage 9% sales growth through strict cost management efforts.  The currency exchange impact on selling, general and administrative expense resulted in a $2 million decrease during the 2011 period as compared to the 2010 period.

	Three months			Six months
(In millions)	2011	2010	Change	2011	2010	Change
Research and development expense	$22	$20	$2	$43	$40	$3

Current Quarter and Year-to-Date – Research and development expenses during 2011 remained virtually unchanged as compared to 2010.  Increases in both periods primarily relate to increased salaries and benefits.

	Three months			Six months
(In millions)	2011	2010	Change	2011	2010	Change
Equity and other income
Equity income	$4	$6	$(2)	$7	$12	$(5)
Other income	10	8	2	19	15	4
	$14	$14	$-	$26	$27	$(1)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter and Year-to-Date – Total equity and other income remained virtually flat during both the current quarter and year-to-date period compared to the same periods in the prior year.  The decrease in equity income for the three and six month periods in fiscal 2011 primarily related to decreased equity income from the Performance Materials business segment.  This decrease was the result of the Ara Quimica joint venture purchase in April 2010 and decreased operational results for the new global joint venture with Süd-Chemie, which include certain start-up costs associated with the joint venture.  See Note D of Notes to Condensed Consolidated Financial Statements for additional information on this expanded global joint venture.  The increase in other income was attributable to increases associated with Water Technologies and the unallocated and other business segments.

	Three months			Six months
(In millions)	2011	2010	Change	2011	2010	Change
Net interest and other financing expense
Interest expense	$(40)	$(100)	$60	$(69)	$(142)	$73
Interest income	3	3	-	6	5	1
Other financing costs	(2)	(6)	4	(3)	(8)	5
	$(39)	$(103)	$64	$(66)	$(145)	$79

Current Quarter – The decrease in interest expense and other financing costs of $64 million in the current quarter compared to the prior year quarter was primarily attributable to a $66 million accelerated amortization charge for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 period.  The March 2011 period included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million Term Loan A balance and termination of the accounts receivable securitization facility in March 2011.  The remaining decrease is a result of the significant decline in debt outstanding compared to the prior year quarter and a 115 basis point reduction in the weighted-average interest rate for debt outstanding.

Year-to-Date – The decrease in interest expense and other financing costs of $78 million in 2011 compared to 2010 was primarily attributable to a $66 million accelerated amortization charge for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 period.  The March 2011 period included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million Term Loan A balance and termination of the accounts receivable securitization facility in March 2011.  The remaining decrease is a result of the significant decline in debt outstanding compared to the prior year quarter and an 82 basis point reduction in the weighted-average interest rate for debt outstanding.

	Three months			Six months
(In millions)	2011	2010	Change	2011	2010	Change
Net gain (loss) on acquisitions and divestitures	$-	$(5)	$5	$21	$(5)	$26

Current Quarter – The current quarter includes a $6 million gain associated with Ashland’s sale of its 50% joint venture interest in Exaloid Süd-Chemie S.L., a $5 million gain related to the delayed closing in China from the contributed assets to the expanded global ASK joint venture with Sud-Chemie, an $8 million loss associated with the sale of its pentaerythritol business, and a $3 million charge associated with the sale of Pinova for contingent environmental indemnifications.  The prior year quarter includes a $5 million decrease in the recorded receivable from the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (MAP Transaction) for the estimated present value of future tax deductions related primarily to the Patient Protection and Affordable Care Act which contained a provision that changed the tax treatment of future tax deductions related to this transaction.

Year-to-Date – Net gain (loss) on divestitures for the six months ended March 31, 2011 includes the remeasurement gain from Ashland’s fair market value assessment of the Castings Solutions net assets contributed to the expanded

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

global joint venture with Süd-Chemie exceeding the previously recorded amounts in November 2010.  The prior six month period ended March 31, 2010 includes the $5 million charge from the Patient Protection and Affordable Care Act previously described in the current quarter discussion.

	Three months			Six months
(In millions)	2011	2010	Change	2011	2010	Change
Income tax benefit (expense)	$13	$(18)	$31	$(18)	$(40)	$22
Effective tax rate	(15.7)%	75.0%		10.2%	36.4%

Current Quarter – The overall effective tax benefit rate of 15.7% for the current quarter includes certain discrete items that include a $45 million tax benefit associated with the release of certain state deferred-tax valuation allowances and a $6 million tax expense related to the expected repatriation of offshore proceeds from the sale of Distribution.  Excluding these items the effective tax rate for the current quarter was 32%.  The overall effective tax expense rate of 75.0% for 2010 includes a $14 million charge related to the Patient Protection and Affordable Care Act, which contained a provision that changes the tax treatment related to a federal subsidy available under Ashland’s postretirement plan, and a favorable $5 million adjustment related to the utilization of capital losses to offset the capital gain generated by the sale of Pinova in January of 2010.  Excluding these items the effective tax rate for the prior year quarter was 38%.

Year-to-Date – The overall effective tax rate of 10.2% for the current period includes certain discrete items that include a $45 million tax benefit associated with the release of certain state deferred-tax valuation allowances, a $4 million tax benefit associated with research and development tax credits for the 2010 fiscal year, a $6 million tax expense related to the expected repatriation of offshore proceeds from the sale of Distribution and a $15 million tax expense from the gain associated with the fair market value of the Castings Solutions contribution.  The overall effective tax rate of 36.4% for 2010 includes certain discrete items such as the change in the tax treatment of a federal subsidy related to Ashland’s postretirement plan of $14 million and the favorable adjustment on the Pinova sale previously discussed, as well as a benefit of $6 million associated with the reversal of certain foreign tax reserves.

Ashland currently estimates the effective tax rate for fiscal 2011 to be in the low 30% range, excluding key items.

	Three months			Six months
(In millions)	2011	2010	Change	2011	2010	Change
Income from discontinued operations
(net of tax)
Distribution	$23	$14	$9	$46	$25	$21
Asbestos-related litigation reserves
and expenses	-	-	-	1	9	(8)
Gain on disposal of discontinued
operations (net of tax)
Distribution	231	-	231	231	-	231
APAC	3	-	3	4	2	2
Electronic Chemicals	-	2	(2)	-	2	(2)
Total income from discontinued
operations (net of tax)	$257	$16	$241	$282	$38	$244

Current Quarter – As a result of Distribution’s sale and in accordance with U.S. GAAP provisions, the operating results related to Distribution have been reflected as discontinued operations (net of income taxes) for both the current and prior year quarters.  Distribution sales for 2011 and 2010 included in discontinued operations were $1,013 million and $857 million, respectively.  Gross profit margin, on a comparable basis, was 8.8% in 2011

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

compared to 9.3% in 2010.  Sales growth and stable selling, general and administrative costs resulted in the $9 million increase in the current quarter compared to the prior year quarter.  In addition, the three months ended March 31, 2011 includes an after-tax gain of $231 million attributable to the March 31, 2011 sale of Distribution.

Year-to-Date – Distribution’s sales for the 2011 and 2010 period included in discontinued operations were $1,868 million and $1,586 million, respectively.  Gross profit margin, on a comparable basis, was 8.8% in 2011 compared to 9.3% in 2010.  Sales growth and stable selling, general and administrative costs resulted in the $21 million increase in 2011 compared to 2010.  In addition, the six months ended March 31, 2011 includes an after-tax gain of $231 million attributable to the March 31, 2011 sale of Distribution.

During 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet, which had a $9 million (after-tax) affect on the Statement of Consolidated Income within the discontinued operations caption.  Additionally, during 2011 and 2010, subsequent tax adjustments were made to the gain on the sale of APAC (divested in 2006) and favorable adjustments to environmental claims were resolved on the sale of the Electronic Chemicals business (divested in 2003).  See Notes D and E of Notes to Condensed Consolidated Financial Statements for further information.

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

As previously discussed, Ashland’s businesses are managed along four industry segments:  Functional Ingredients, Water Technologies, Performance Materials and Consumer Markets.  As a result of Distribution’s sale to Nexeo, the operating results and assets and liabilities related to Distribution have been reflected as discontinued operations for all periods presented.  For additional information, see Notes D and Q of Notes to Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table shows sales, operating income and statistical operating information by business segment for each of the three and six months ended March 31, 2011 and 2010.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2011	2010	2011	2010
Sales
Functional Ingredients	$270	$240	$486	$450
Water Technologies	471	449	921	892
Performance Materials	325	304	650	576
Consumer Markets	491	430	932	830
	$1,557	$1,423	$2,989	$2,748
Operating income (loss)
Functional Ingredients	$41	$34	$59	$61
Water Technologies	27	31	50	70
Performance Materials	3	6	9	14
Consumer Markets	62	69	127	136
Unallocated and other	(11)	(8)	(24)	(22)
	$122	$132	$221	$259
Depreciation and amortization
Functional Ingredients	$23	$24	$47	$51
Water Technologies	20	21	41	46
Performance Materials	17	12	35	24
Consumer Markets	9	9	18	18
Unallocated and other	1	1	2	2
	$70	$67	$143	$141

Operating information
Functional Ingredients (a)
Sales per shipping day	$4.3	$3.8	$3.9	$3.6
Metric tons sold (thousands)	42.8	41.9	81.3	79.3
Gross profit as a percent of sales	33.7%	34.9%	32.6%	34.3%
Water Technologies (a)
Sales per shipping day	$7.5	$7.1	$7.4	$7.1
Gross profit as a percent of sales	31.3%	34.5%	31.5%	35.5%
Performance Materials (a)
Sales per shipping day	$5.2	$4.8	$5.2	$4.6
Pounds sold per shipping day	4.4	4.4	4.4	4.2
Gross profit as a percent of sales	12.0%	16.5%	13.3%	17.4%
Consumer Markets (a)
Lubricant sales gallons	44.8	43.7	85.3	83.9
Premium lubricants (percent of U.S. branded volumes)	32.5%	29.6%	31.4%	29.0%
Gross profit as a percent of sales	29.3%	33.0%	30.0%	33.4%

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Functional Ingredients

Functional Ingredients is one of the world’s largest producers of cellulose ethers.  It provides specialty additives and functional ingredients that primarily manage the physical properties of water-based systems.  Many of its products are derived from renewable and natural raw materials and perform in a wide variety of applications.

In November 2010, Functional Ingredients’ new Natrosol™ hydroxyethylcellulose (HEC) production facility in Nanjing, China became operational.  At $90 million, the new facility represents Ashland’s largest single investment in China and the Asia Pacific region.  This manufacturing facility is expected to increase Functional Ingredients’ HEC production capacity by 10,000 metric tons per year and have expanded capabilities to produce up to 20,000 metric tons per year.  During the March 2011 quarter the facility was already producing at approximately 75% of its initial metric ton capacity.  Ashland is expecting the facility to increase its production throughout the remainder of fiscal 2011 and is currently finalizing plans on the next phase of HEC expansion within this facility.

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

March 2011 quarter compared to March 2010 quarter

Functional Ingredients’ sales increased 13% to $270 million for the current quarter compared to $240 million for the March 2010 quarter.  Higher product pricing increased sales $20 million, or 8%.  The divested Pinova business reduced sales $9 million, or 3%, compared to 2010.  Volume increased sales $16 million, or 7%, as metric tons sold increased 7% to 42.8 thousand, when excluding the divested Pinova business.  The mix of product sold increased sales $3 million, or 1%.

Gross profit during the current quarter increased $7 million compared to the prior quarter.  Increased volume improved gross profit by $21 million.  Price increases did not fully offset costs, causing a gross profit decline of $6 million, as raw material costs were $17 million higher than the prior year quarter.  Unfavorable product mix and the divestiture of Pinova also reduced gross profit by an additional $7 million and $1 million, respectively.  In total, gross profit margin during the current quarter decreased 1.2 percentage points to 33.7% compared to the prior year quarter.

Selling, general and administrative expense (which includes research and development expense throughout the business segment discussion and analysis) increased $1 million, primarily as a result of increases in salaries, benefits and incentive compensation.  Equity and other income increased by $1 million during the current quarter as compared to the prior year quarter.

Operating income totaled $41 million for the current quarter compared to $34 million in the prior year quarter.  EBITDA increased $6 million, from $58 million in the prior year quarter to $64 million in the current quarter.  EBITDA margin decreased 0.5 percentage points in 2011 from 24.2% in the prior year quarter to 23.7% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during both the current and prior year quarters.

Fiscal 2011 year-to-date compared to fiscal 2010 year-to-date

Functional Ingredients’ sales increased 8% to $486 million for the current period compared to $450 million for the prior period.  The divested Pinova business reduced sales $27 million, or 6%, compared to the prior period.  Volume increased sales $45 million, or 10%, during the current period as metric tons sold increased 11% to 81.3 thousand, when excluding the divested Pinova business.  Higher product pricing increased sales $28 million, or 6%, while the mix of product sold and foreign currency decreased sales by $5 million each, or 2%, in total.

Gross profit during the current period increased $4 million compared to 2010.  Increased volume improved gross profit by $46 million.  Increased pricing did not fully offset higher costs, causing a gross profit decline of $23 million, which included production start-up costs of approximately $3 million associated with the new Nanjing

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

production facility previously described.  Unfavorable product mix sold and the divestiture of Pinova reduced gross profit by an additional $12 million and $5 million, respectively.  Currency exchange during the current period reduced gross profit $2 million.  In total, gross profit margin during 2011 decreased 1.7 percentage points to 32.6% compared to the prior period.

Selling, general and administrative expense increased $6 million, or 6%, primarily as a result of increases in salaries, benefits and incentive compensation that totaled to $3 million.

Operating income totaled $59 million for the current period compared to $61 million in 2010.  EBITDA decreased $6 million, from $112 million in 2010 to $106 million in 2011.  EBITDA margin decreased 3.1 percentage points in 2011 from 24.9% in 2010 to 21.8% in 2011.  There were no unusual or key items that affected comparability for EBITDA during 2011 and 2010.

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

March 2011 quarter compared to March 2010 quarter

Water Technologies’ sales increased 5% to $471 million during the current quarter compared to $449 million in the prior year quarter.  Higher product pricing increased sales $18 million, or 4%, while currency exchange increased sales an additional $4 million, or 1%.

Gross profit decreased $7 million during the current quarter compared to the prior year quarter.  Increased raw material costs were the primary factor in the gross profit decline as the business was unable to fully recover these increases during the current quarter, resulting in a $9 million decrease.  Currency exchange increased gross profit by $2 million.  In total, gross profit margin during the current quarter decreased 3.2 percentage points to 31.3% compared to the prior year quarter.

Selling, general and administrative expense decreased $2 million during the March 2011 quarter, or 2%, primarily as a result of an $8 million decline in administrative costs, primarily related to lower incentive compensation charges, partially offset by a $4 million increase in selling and marketing expense and a $2 million increase in research and development expense.  Equity and other income increased by $1 million during the current quarter compared to the prior quarter.

Operating income totaled $27 million during the current quarter compared to $31 million during the March 2010 quarter.  EBITDA decreased $5 million, from $52 million in the prior year quarter to $47 million in the current quarter.  EBITDA margin decreased 1.6 percentage points in the current quarter from 11.6% in the prior year quarter to 10.0%.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarter.

Fiscal 2011 year-to-date compared to fiscal 2010 year-to-date

Water Technologies’ sales increased 3% to $921 million during the current period compared to $892 million in 2010.  Higher product pricing increased sales $30 million, or 3%.  Volume increased sales $6 million, or 1%, but was offset by a decline of $7 million, or 1%, in currency exchange.

Gross profit decreased $27 million during the current period compared to 2010.  Increased raw material costs were the primary factor in the gross profit decline as the business was unable to fully recover these increases during the current period, resulting in a $27 million decline.  Volume increased gross profit by $2 million but was offset by a $2 million decline from currency exchange effects.  In total, gross profit margin during 2011 decreased 4.0 percentage points to 31.5% compared to 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expense decreased $5 million during the current period, or 2%, primarily as a result of reductions in administrative costs of $15 million, which principally related to lower incentive compensation and corporate allocation charges.  This increase was partially offset by increased costs in selling expense of $10 million.  Equity and other income increased by $2 million during 2011 as compared to 2010.

Operating income totaled $50 million during the current period compared to $70 million during 2010.  EBITDA decreased $25 million, from $116 million in 2010 to $91 million in 2011.  EBITDA margin decreased 3.1 percentage points in 2011 from 13.0% in 2010 to 9.9% in the current period.  There were no unusual or key items that affected comparability for EBITDA during 2011 and 2010.

Performance Materials

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and, through our ASK joint venture, metal casting consumables and design services.

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Castings Solutions business group, (ii) the Foundry-Products and Specialty Resins business unit of Süd-Chemie, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the existing fifty-percent owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Castings Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recently completed fiscal year.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year.  Ashland recognized a pretax gain of $23 million, attributable to the fair market value of the net assets contributed to the joint venture.  The gain was included in the net gain on acquisitions and divestitures caption on the Statement of Consolidated Income for the six months ended March 31, 2011.  Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  Therefore, reported results of the Castings Solutions business no longer include sales, cost of sales or selling, general and administrative costs related to this business and instead are now recorded within Performance Materials’ equity and other income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture has left certain stranded costs that Ashland is currently analyzing and developing plans to reduce.

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

March 2011 quarter compared to March 2010 quarter

Performance Materials’ sales increased 7% to $325 million compared to $304 million in 2010.  Higher product pricing increased sales by $31 million, or 10%, primarily as a result of pricing increases in the composites line of business that were implemented to offset increases in raw material costs.  Volume increased sales by $26 million, or 9%, as pounds sold per shipping day improved 12%, excluding the sales associated with the Castings Solutions business and the acquisition of Ara Quimica.  The acquisition of Ara Quimica contributed an additional $12 million, or 4%, in sales, while the exclusion of sales for the contribution of the Castings Solutions business into the previously mentioned expanded global joint venture reduced sales $48 million, or 16%, compared to the prior year quarter.

Gross profit decreased $11 million in the current quarter compared to the prior year quarter as the current quarter included plant closure charges of $6 million from accelerated depreciation.  These charges were incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

industry demand as well as Ashland’s continued overall effort to optimize each business’ cost structure.  The exclusion of the financial results for the Castings Solutions business decreased gross profit by $15 million.  Volume increased gross profit by $6 million during the current quarter, while the acquisition of Ara Quimica contributed an additional $2 million in gross profit.  Pricing increases more than offset higher raw material costs during the current quarter, resulting in a $2 million increase in gross profit.  In total, gross profit margin during the March 2011 quarter decreased 4.5 percentage points to 12.0%, as compared to the March 2010 quarter.

Selling, general and administrative expense decreased $9 million, or 19%, compared to the prior year quarter, primarily due to reductions in salaries, benefits and other expenses of $10 million associated with the transferred Castings Solutions business.  Equity and other income decreased $1 million during 2011 compared to 2010.

Operating income totaled $3 million in the current quarter compared to $6 million in the prior year quarter.  Adjusted EBITDA increased $2 million, from $18 million in the March 2010 quarter to $20 million in the March 2011 quarter, which included $6 million of accelerated depreciation.  Adjusted EBITDA margin increased 0.3 percentage points to 6.2% in the current quarter from 5.9% in the prior year quarter.

Fiscal 2011 year-to-date compared to fiscal 2010 year-to-date

Performance Materials’ sales increased 13% to $650 million compared to $576 million in 2010.  Higher product pricing increased sales by $58 million, or 10%, primarily as a result of pricing increases in the composites line of business that were issued to offset increases in raw material costs.  Volume increased sales by $57 million, or 10%, as pounds sold per shipping day improved 5% to 4.4 million during the current fiscal period.  The acquisition of Ara Quimica contributed an additional $24 million, or 4%, in sales, while the exclusion of sales from December 2010 forward, related to the contribution of the Castings Solutions business into an expanded global joint venture, reduced sales $59 million, or 10%.  Foreign currency also reduced sales by an additional $6 million, or 1%.

Gross profit decreased $14 million in 2011 compared to 2010 as the current period included plant closure charges of $13 million from accelerated depreciation.  These charges were incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize each business’ cost structure.  Higher raw material costs during the current period primarily caused a $2 million decrease in gross profit, while currency exchange reduced gross profit an additional $1 million.  Volume increased gross profit by $16 million, while the acquisition of Ara Quimica contributed an additional $5 million in gross profit during the current period.  The exclusion of the financial results in December 2010 for the Castings Solutions business decreased gross profit by $19 million.  In total, gross profit margin during 2011 decreased 4.1 percentage points to 13.3%, as compared to 2010.

Selling, general and administrative expense decreased $13 million, or 14%, compared to 2010, primarily due to reductions in salaries, benefits and other expenses of $12 million associated with the transferred Castings Solutions business.  Equity and other income decreased $4 million during 2011 compared to 2010, primarily due to a $2 million charge for transaction and start-up costs associated with the new global joint venture with Süd-Chemie.

Operating income totaled $9 million in 2011 compared to $14 million in 2010.  Adjusted EBITDA increased $8 million, from $38 million in 2010 to $46 million in 2011.  Adjusted EBITDA margin increased 0.5 percentage points to 7.1% in 2011 compared to 6.6% in 2010.  A reconciliation of EBITDA and Adjusted EBITDA results for 2011 and 2010 were as follows.

	Six months ended
	March 31
(In millions)	2011	2010
Operating income	$9	$14
Depreciation and amortization (a)	35	24
EBITDA	44	38
Casting Solutions joint venture costs	2	-
Adjusted EBITDA	$46	$38

(a) Includes $13 million of accelerated depreciation during the six months ended March 31, 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

During the March 2011 quarter, Consumer Markets introduced a new automotive oil product line called Valvoline NextGen™.  NextGen™ is the first major brand of motor oil in the industry made of 50% recycled oil, and like other Valvoline motor oils it is backed by Valvoline’s engine guarantee.  Valvoline expects this new product to continue to enhance its overall position within the automotive oil industry.

March 2011 quarter compared to March 2010 quarter

Consumer Markets’ sales increased 14% to $491 million compared to $430 million in the prior year quarter.  Higher product pricing was the primary factor in sales growth between periods, resulting in a $35 million, or 8%, increase in sales.  Volume increased sales by $15 million, or 4%, as lubricant gallons sold improved 3% to 44.8 million gallons during the current quarter.  Favorable product mix and currency exchange increased sales by $6 million and $5 million, respectively, or 2%, in total.

Gross profit increased $2 million during the current quarter compared to the prior year quarter as volume and product mix increases of $4 million each were almost fully offset by a $7 million increase in raw material costs.  Currency exchange increased gross profit an additional $1 million.  In total, gross profit margin during the current quarter declined 3.7 percentage points to 29.3% as increases in raw material costs primarily resulted in the lower gross margin compared to the prior year quarter.

Selling, general and administrative expense increased $7 million, or 9%, during the current quarter primarily as a result of increases in advertising.  Equity and other income decreased by $2 million during the current quarter primarily due to lower earnings in joint venture arrangements.

Operating income totaled $62 million during the current quarter as compared to $69 million during the prior year quarter.  EBITDA decreased $7 million from $78 million in the prior year quarter to $71 million in the current quarter.  EBITDA margin decreased 3.6 percentage points to 14.5% in the March 2011 quarter from 18.1% in the March 2010 quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarter.

Fiscal 2011 year-to-date compared to fiscal 2010 year-to-date

Consumer Markets’ sales increased 12% to $932 million compared to $830 million in 2010.  Higher product pricing was the primary factor in sales growth between periods, resulting in a $68 million, or 8%, increase in sales.  Volume increased sales by $22 million, or 2%, in the current period, as lubricant gallons sold improved 2% to 85.3 million gallons.  A favorable currency exchange increased sales by $7 million, or 1%, while changes in product mix sold resulted in an additional $5 million, or 1%, increase in sales.

Gross profit increased $2 million during the current period compared to 2010 as volume and product mix increases of $5 million and $4 million, respectively, were offset by raw material cost increases of $9 million.  Currency exchange increased gross profit an additional $2 million.  In total, gross profit margin during the current period declined 3.4 percentage points to 30.0% as increases in raw material costs primarily resulted in the lower gross margin compared to the prior period.

Selling, general and administrative expense increased $8 million, or 5%, during the current period primarily as a result of increases in corporate allocations of $4 million and advertising and currency exchange of $1 million each.  Equity and other income decreased by $3 million in the current period compared to the prior period.

Operating income totaled $127 million in the current period as compared to $136 million in the prior period.  EBITDA decreased $9 million from $154 million in 2010 to $145 million in 2011.  EBITDA margin decreased 3.0 percentage points to 15.6% in the current period compared to 18.6% in the prior period.  There were no unusual or key items that affected comparability for EBITDA during 2011 and 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Unallocated and other

Unallocated and other was an expense of $11 million and $8 million for the March 2011 and 2010 quarters, respectively.  Both periods include $4 million and $3 million, respectively, of costs previously allocated to the Distribution reporting segment, which includes certain indirect corporate and environmental costs that do not qualify for discontinued operations accounting classification.  In addition, the current quarter also included environmental charges of $4 million, while the prior year quarter included a self-insured product liability claim of $4 million.

Unallocated and other was an expense of $24 million and $22 million for the six months ended March 31, 2011 and 2010, respectively.  Both periods include $15 million and $16 million, respectively, of costs previously allocated to the Distribution reporting segment, which includes certain indirect corporate and environmental costs that do not qualify for discontinued operations accounting classification.  In addition, the 2011 period also included environmental charges of $7 million and transaction costs of $1 million associated with the expanded global joint venture with Süd-Chemie, while the 2010 period included a self-insured product liability claim of $4 million.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the six months ended March 31, 2011 and 2010.

(In millions)	2011	2010
Cash provided (used) by:
Operating activities from continuing operations	$77	$248
Investing activities from continuing operations	(13)	97
Financing activities from continuing operations	(338)	(175)
Discontinued operations	984	(21)
Effect of currency exchange rate changes on cash and cash equivalents	2	(2)
Net increase in cash and cash equivalents	$712	$147

Operating activities

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $77 million in 2011 and $248 million in 2010.  The cash results during each period are primarily driven by net income, depreciation and amortization (including debt issuance cost amortization), and changes in trade working capital, which are fluctuations within accounts receivable, inventory, trade and other payables and accrued expenses and other liabilities.  Ashland continues to emphasize working capital management as a high priority and focus within the company.

In 2011, a trade working capital outflow of $261 million was primarily a result of increased inventory, resulting from the support of rapidly increasing sales growth as well as restocking of certain key products that were low or in sold out positions previously and increased receivables due to an overall growth in sales of 9% during the current period.  In 2010, a trade working capital outflow of $73 million was primarily a result of increased inventory and accounts receivable levels as well as timing of vendor payments.

Operating cash flows for 2011 included net income of $158 million (excluding discontinued operations), and noncash adjustments of $162 million for depreciation and amortization.  These items were offset by reductions for deferred taxes of $34 million and net gains from acquisitions and divestitures of $21 million.  Operating cash flows for 2010 included net income of $70 million (excluding discontinued operations), and noncash adjustments of $215 million for depreciation and amortization as well as $54 million from deferred income taxes.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Investing activities

Cash used by investing activities was $13 million for 2011 as compared to cash provided by investing activities of $97 million for 2010.  The significant cash investing activities for 2011 included cash outflows of $52 million for capital expenditures and $5 million for purchased plant operations in Performance Materials and Consumer Markets.  These cash outflows were partially offset by cash inflows of $40 million related to the contribution of the expanded joint venture with Süd-Chemie, along with the sales of the pentaerythritol business and the 50% equity interest of Exaloid.  Proceeds from disposals of property, plant and equipment were $4 million for 2011.

Investing activities during 2010 included cash inflows of $85 million, $60 million and $11 million from the sale of auction rate securities, the Pinova business and proceeds from disposals of property, plant and equipment, respectively, partially offset by cash outflows of $59 million for capital expenditures.

Financing activities

Cash used by financing activities was $338 million for 2011 as compared to cash used by financing activities of $175 million for 2010.  Significant cash financing activities for 2011 included repayments of long-term debt of $299 million, which includes $289 million for the repayment of Term Loan A, and cash dividends paid of $.30 per share, for a total of $24 million.  These cash outflows were partially offset by proceeds from long-term debt of $11 million and cash inflows of $3 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.

Significant cash financing activities for 2010 included proceeds from long- and short-term debt of $300 million and $317 million, respectively, which were more than offset by repayments of long-term debt of $773 million as well as $12 million in debt issue costs paid in connection with the senior credit facility refinancing in March 2010, and cash dividends paid of $.15 per share, for a total of $12 million.

Cash provided by discontinued operations

Cash provided by discontinued operations for 2011 includes $979 million of net proceeds from the Distribution sale.  Both periods include the results of operations of the Distribution business, which amounted to cash inflows of $14 million in 2011 and cash outflows of $30 million in 2010.  The remaining cash outflow fluctuations in both periods related to other previously divested businesses that were affiliated with asbestos and environmental liabilities.

Free cash flow

The following represents Ashland’s calculation of free cash flow for the following periods:

	Six months ended
	March 31
(In millions)	2011	2010
Cash flows provided by operating activities from continuing operations	$77	$248
Less:
Additions to property, plant and equipment	(52)	(59)
Cash dividends paid	(24)	(12)
Free cash flows	$1	$177

Cash flow and liquidity metrics

At March 31, 2011, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,683 million, compared to $1,191 million at September 30, 2010.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $56 million at March 31, 2010 and $54 million at September 30, 2010.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 173% of current liabilities at March 31, 2011, compared to 91% at September 30, 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following summary reflects Ashland’s cash, investment securities and unused borrowing capacity as of March 31, 2011 and September 30, 2010.

	March 31	September 30
(In millions)	2011	2010
Cash and investment securities
Cash and cash equivalents (a)	$1,129	$417
Auction rate securities	$22	$22

Unused borrowing capacity
Revolving credit facility	$448	$428
Accounts receivable securitization facility (b)	$-	$310

(a)	Includes net proceeds from the Distribution sale on March 31, 2011.

(b)	Ashland terminated the accounts receivables securitization facility in March 2011.

Total borrowing capacity remaining under the $550 million revolving credit facility was $448 million, representing a reduction of $102 million for letters of credit outstanding at March 31, 2011.  In total, Ashland’s available liquidity position, which includes cash and the revolving credit facility, was $1,577 million at March 31, 2011 as compared to $1,155 million at September 30, 2010, which includes $310 million of available liquidity from the terminated accounts receivable securitization facility in March 2011.

Capital resources

Debt

The following summary reflects Ashland’s debt as of March 31, 2011 and September 30, 2010.

	March 31	September 30
(In millions)	2011	2010
Short-term debt	$42	$71
Long-term debt (including current portion)	865	1,153
Total debt	$907	$1,224

On March 31, 2011, Ashland repaid the Term Loan A balance of $289 million with proceeds from the Distribution sale.  The scheduled aggregate maturities of debt by fiscal year after this repayment are as follows: $45 million remaining in 2011, $26 million in 2012, $40 million in 2013, $11 million in 2014, $9 million in 2015 and $776 million in 2016 and thereafter.

The current portion of long-term debt was $19 million at March 31, 2011 and $45 million at September 30, 2010.  Based on Ashland’s current debt structure included in Note J of Notes to Condensed Consolidated Financial Statements and assuming interest rates remain stable, future annual book interest expense could range from approximately $90 million to $110 million based on applicable fixed and floating interest rates.  Debt as a percent of capital employed was 17% at March 31, 2011 and 24% at September 30, 2010.

Covenant restrictions

The Senior Credit Facilities (revolving credit and repaid Term Loan A facilities), refinanced during the March 2010 quarter, include less restrictive covenants than the previous credit facility and no longer contain covenants associated with minimum consolidated net worth and capital expenditure limits.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of March 31, 2011, Ashland is in compliance with all debt agreement covenant restrictions.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The maximum consolidated leverage ratio permitted under the Senior Credit Facilities is as follows:  3.0 from the period March 31, 2011 through September 30, 2011 and 2.75 from December 31, 2011 and each fiscal quarter thereafter.

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

The permitted consolidated fixed charge coverage ratio under the Senior Credit Facility is 1.5 from March 31, 2011 and for each fiscal quarter thereafter.

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

At March 31, 2011, Ashland’s cash exceeded debt outstanding, therefore the consolidated leverage ratio was negative when compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.0.  At March 31, 2011, Ashland’s calculation of the fixed charge coverage ratio was 6.1 compared to the permitted consolidated ratio of 1.5.  Any change in consolidated EBITDA of $100 million would have an approximate .6x effect on the fixed charge coverage ratio.

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

Stockholders’ equity

Stockholders’ equity increased $694 million since September 30, 2010 to $4,497 million at March 31, 2011.  This increase was primarily due to net income during the period of $440 million, pension and postretirement obligations of $140 million, deferred translation gains of $114 million and $24 million from common shares issued under stock incentive and other plans, partially offset by regular cash dividends of $24 million.

During the March 2011 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 15 cents per share to eligible shareholders of record.  This amount was double the previous quarterly dividend of 7.5 cents per share paid in the first two quarters of fiscal 2010.  In conjunction with Ashland’s existing debt facilities, Ashland is subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, although Ashland does not anticipate that will occur.

In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland has been purchasing common shares through a $200 million 10b5-1 automatic trading plan.  The remaining $200 million is expected to be purchased in discretionary transactions on the open market or privately negotiated transactions in the next one to two years, the exact amount and timing of which will be dependent upon a number of factors including trading price, trading volume and general market conditions.  In addition, the Board of Directors also announced during the March 2011 quarter its intention to increase Ashland’s quarterly dividend to 17.5 cents per share, commencing with the June 15, 2011 dividend payment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital expenditures

Ashland is currently forecasting approximately $215 million (excluding Distribution) of capital expenditures for fiscal 2011 funded primarily from operating cash flows.  Capital expenditures, excluding Distribution, were $192 million for 2010 and averaged $179 million during the last three years.  Under the senior credit facilities agreement entered into in March 2010, Ashland is no longer subject to a capital expenditure limit.  As of March 31, 2011 total capital expenditures were $52 million, excluding Distribution.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes, other than employee benefit obligations discussed below, have been made to the valuation techniques during the six months ended March 31, 2011.

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

Ashland’s pension liability and annual expense calculations are based on a number of key assumptions including the discount rate at which obligations can be effectively settled and the expected long-term rate of return on plan assets.  Consistent with Ashland’s historical policy, fiscal 2011 expense for U.S. and non-U.S. pension plans was determined using the discount rate as of the beginning of the fiscal year, which amounted to a weighted-average rate of 5.01% for 2011.  The weighted-average long-term expected rate of return on assets was assumed to be 8.25% for 2011 for the U.S. plans.  As a result, Ashland estimated total fiscal 2011 pension costs to be approximately $95 million.

In March 2011, in conjunction with the sale of Distribution, Ashland was required to re-measure these pension assumptions due to the change in employees that were exiting the plan.  As a result, Ashland recognized a curtailment gain of approximately $4 million, as part of the $231 million gain on the sale of Distribution recorded within the discontinued operations caption of the Statement of Consolidated Income, for liabilities associated with qualified and non-qualified defined benefit pension and postretirement plans.

At March 31, 2011, discount rates have modestly increased in the U.S. from the record lows experienced at September 30, 2010, moving to approximately 5.50%.  This change in discount rate, along with the adjustment in service cost for Distribution employees, resulted in a decrease in the U.S. pension and postretirement expense for the remainder of fiscal 2011 of approximately $10 million and a reduction to the pension and postretirement liability of approximately $140 million and $40 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

OUTLOOK

Each of Ashland’s businesses has experienced significant sales growth during the first half of fiscal 2011 on a comparable basis.  However, raw material costs within the volatile global commodity market continue to escalate and are expected to continue to be a challenge for each business throughout the remainder of fiscal 2011.  As a result of these rising raw material costs, Ashland’s financial performance in the short term will be directly related to each of the businesses’ ability to maintain its current market position and pass through necessary price increases to offset these escalating costs, while continuing to look for opportunities to reduce internal costs.

During the last several years Ashland has been focused on the objective of creating a global specialty chemical company.  The successful completion of the Distribution sale at the end of the March 2011 quarter completes another important strategic step for Ashland, which now has the specialty chemical focus envisioned when it began its transformation.  The Distribution sale, and recent contribution of the Castings Solutions business to an expanded global joint venture, has left stranded costs that are negatively impacting Ashland’s financial results.  Plans to address these costs are being finalized and are expected to be completed by the end of June.  Ashland currently expects to largely eliminate these stranded costs over the next several quarters.

With the proceeds from the Distribution sale, Ashland’s current significant liquidity and debt capacity will enhance its ability to implement potential growth strategies, such as acquisitions, capital projects, and research and development, with its existing businesses in selected industries, increasing the company’s specialty chemical platform.  Ashland is currently assessing these strategic growth opportunities, in conjunction with the recently announced $400 million stock repurchase plan and the intended 17% dividend increase, to enhance shareholder value.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2011 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

(b)
During the six months ended March 31, 2011, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(1)  CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and Hercules may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of March 31, 2011, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 88 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2)  Franklin, Virginia Multi-Media Environmental Compliance Inspection – In April 2005, Hercules’ Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance inspection by the USEPA and the Virginia Department of Environmental Quality (VADEQ).  In April 2008, the results of the inspection were provided to Hercules.  The inspection identified areas of potential noncompliance with various environmental regulations.  Hercules is engaged in negotiations with the USEPA and the VADEQ concerning this matter.  While it is reasonable to believe that this matter could potentially involve penalties exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

(3)  Hopewell, Virginia Clean Air Act Compliance Inspection – In April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act (CAA) compliance inspection by the USEPA and the VADEQ.  In April 2008, the results of the inspection were provided to Hercules.  The inspection uncovered areas of potential noncompliance with air emissions regulations.  In March 2011, Hercules received from the USEPA a proposed consent decree which included certain remedial actions and a proposed penalty assessment in excess of $100,000.  Hercules is engaged in negotiations with the USEPA and the VADEQ concerning this matter.  While it is reasonable to believe that this matter could potentially involve penalties exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

(4)  Hattiesburg, Mississippi Notice of Violation from MDEQ – In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a storm water retention basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource Conservation and Recovery Act.

Ashland is working with the MDEQ to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  The MDEQ has proposed to Ashland a settlement penalty in excess of $100,000.  While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

(5)  Louisiana, Missouri Air Inspection and Penalty Assessment – In 2007, the USEPA conducted an inspection of Hercules’ Louisiana, Missouri production facility for compliance with the CAA’s Leak Detection and Repair regulations.  Hercules subsequently provided additional information to the USEPA in response to matters identified during the inspection close-out meeting.  In July 2010, the USEPA issued an offer of settlement and a proposed penalty assessment in excess of $100,000 to address alleged violations.  Ashland is working with the USEPA to address the allegations.  While it is reasonable to believe that this matter could potentially involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

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

ITEM 1A.  RISK FACTORS

The following risk factors included in Ashland’s Form 10-K have been updated to reflect the closing of the sale by Ashland of the Ashland Distribution business to Nexeo Solutions, LLC (formerly TPG Accolade, LLC) on March 31, 2011:

Ashland’s substantial international operations subject it to risks of doing business in foreign countries, which could adversely affect its business, financial condition and results of operations.

About one-third of Ashland’s net sales for fiscal 2010 were to customers outside of North America.  Ashland expects sales from international markets to continue to represent an even larger portion of the Company’s net sales in the future.  With the disposition of Ashland Distribution on March 31, 2011, Ashland has approximately 40 facilities located outside of the United States, and approximately 45% of the Company’s sales on a pro forma basis for the six months ended March 31, 2011 were from outside North America.  Accordingly, Ashland’s business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions.

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

Ashland’s strategic objective has been to create a more focused company built around a strong core of specialty chemicals businesses.  Ashland intends to invest in and to grow its specialty chemicals businesses, operating its other businesses to generate strong cash flows to fund this investment.  As a result, Ashland is currently in a transformational period in which it has made and may continue to make changes that could be material to its business, financial condition and results of operations.  Over the past six years, changes have included the disposition of Ashland’s refining and marketing, highway construction and distribution businesses and the acquisition of Hercules Incorporated (Hercules).

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

ITEM 6.  EXHIBITS

(a)	Exhibits
10.1	2011 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland's Form 8-K filed on February 1, 2011, and incorporated herein by reference).

10.2	Amendment Agreement dated March 31, 2011, by and between Ashland and Nexeo Solutions, LLC, formerly known as TPG Accolade, LLC (filed as Exhibit 10.1 to Ashland's Form 8-K filed on April 5, 2011, and incorporated herein by reference).

10.3	Ashland Supplemental Defined Contribution Plan for Certain Employees.

10.4	Form of Stock Appreciation Rights Award Agreement.

10.5	Form of Performance Unit (LTIP) Award Agreement.

10.6	Form of Restricted Stock Award Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Income for the three and six months ended March 31, 2011 and March 31, 2010; (ii) Condensed Consolidated Balance Sheets at  March 31, 2011 and September 30, 2010; (iii) Statements of Consolidated Stockholders’ Equity at March 31, 2011; (iv) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2011 and March 31, 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

May 4, 2011	/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	2011 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland's Form 8-K filed on February 1, 2011, and incorporated herein by reference).

10.2	Amendment Agreement dated March 31, 2011, by and between Ashland and Nexeo Solutions, LLC, formerly known as TPG Accolade, LLC (filed as Exhibit 10.1 to Ashland's Form 8-K filed on April 5, 2011, and incorporated herein by reference).

10.3	Ashland Supplemental Defined Contribution Plan for Certain Employees.

10.4	Form of Stock Appreciation Rights Award Agreement.

10.5	Form of Performance Unit (LTIP) Award Agreement.

10.6	Form of Restricted Stock Award Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**Submitted electronically with this report.