Form 10-Q
period 2011-06-30
ASHLAND INC.
filed 2011-08-05
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At June 30, 2011, there were 78,020,604 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2011	2010	2011	2010

SALES	$1,667	$1,478	$4,656	$4,226

COSTS AND EXPENSES
Cost of sales	1,236	1,037	3,411	2,936
Selling, general and administrative expense	304	291	882	868
Research and development expense	22	23	64	63
	1,562	1,351	4,357	3,867
EQUITY AND OTHER INCOME	15	12	42	40

OPERATING INCOME	120	139	341	399
Net interest and other financing expense (a)	(22)	(26)	(88)	(172)
Net (loss) gain on acquisitions and divestitures	(1)	23	20	18
Other income	-	-	-	1
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	97	136	273	246
Income tax expense - Note K	28	19	46	59
INCOME FROM CONTINUING OPERATIONS	69	117	227	187
Income from discontinued operations (net of income taxes) - Note E (b)	18	31	300	69
NET INCOME	$87	$148	$527	$256

BASIC EARNINGS PER SHARE - Note N
Income from continuing operations	$.88	$1.49	$2.89	$2.41
Income from discontinued operations	.24	.40	3.81	.88
Net income	$1.12	$1.89	$6.70	$3.29

DILUTED EARNINGS PER SHARE - Note N
Income from continuing operations	$.86	$1.46	$2.83	$2.36
Income from discontinued operations	.23	.39	3.74	.87
Net income	$1.09	$1.85	$6.57	$3.23

DIVIDENDS PAID PER COMMON SHARE	$.175	$.15	$.475	$.30

(a)	The nine months ended June 30, 2011 and 2010 include a $12 million and $66 million charge, respectively, related to the significant extinguishment of debt completed during these periods.
(b)
Includes expense of $2 million and income of $44 million for the three and nine months ended June 30, 2011, respectively, and income of $17 million and $42 million for the three and nine months ended June 30, 2010, respectively, related to the direct results of the Distribution business.  Due to its sale, the direct results of this business have been presented as discontinued operations for each period presented in accordance with U.S. GAAP.  In addition, the nine months ended June 30, 2011 include a gain of $231 million related to Ashland’s sale of its Distribution business.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
(In millions - unaudited)	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,045	$417
Accounts receivable (a)	1,247	1,115
Inventories - Note H	557	447
Deferred income taxes	112	112
Other assets	55	49
Held for sale - Note D (b)	-	693
	3,016	2,833
NONCURRENT ASSETS
Auction rate securities - Note G	22	22
Goodwill - Note I	2,178	2,148
Intangibles - Note I	1,077	1,111
Asbestos insurance receivable (noncurrent portion) - Note M	452	459
Deferred income taxes	297	336
Other assets	664	514
Held for sale - Note D (b)	2	270
	4,692	4,860
PROPERTY, PLANT AND EQUIPMENT
Cost	3,140	3,109
Accumulated depreciation and amortization	(1,366)	(1,271)
	1,774	1,838

TOTAL ASSETS	$9,482	$9,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note J	$61	$71
Current portion of long-term debt - Note J	12	45
Trade and other payables	750	727
Accrued expenses and other liabilities	506	523
Held for sale - Note D (b)	-	321
	1,329	1,687
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note J	848	1,108
Employee benefit obligations - Note L	1,181	1,372
Asbestos litigation reserve (noncurrent portion) - Note M	793	841
Deferred income taxes	145	145
Other liabilities	619	575
	3,586	4,041

STOCKHOLDERS’ EQUITY	4,567	3,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,482	$9,531

(a)	Accounts receivable includes an allowance for doubtful accounts of $21 million at June 30, 2011 and September 30, 2010.
(b)	Amounts as of September 30, 2010 primarily relate to assets and liabilities of the Distribution business that were subsequently divested.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	loss	(a)	Total

BALANCE AT SEPTEMBER 30, 2010	$1	$665	$3,482	$(345)		$3,803
Total comprehensive income (b)			527	315		842
Dividend on common stock, $.475 per share			(37)			(37)
Common shares issued under stock
incentive and other plans (c)		30				30
Repurchase of common shares (d)		(71)				(71)
BALANCE AT JUNE 30, 2011	$1	$624	$3,972	$(30)		$4,567

(a)
At June 30, 2011, the after-tax accumulated other comprehensive loss of $30 million was comprised of pension and postretirement obligations of $484 million and net unrealized translation gains of $454 million.

(b)	Reconciliations of net income to total comprehensive income (loss) follow.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2011	2010	2011	2010

Net income	$87	$148	$527	$256
Pension and postretirement obligation adjustments, net of tax	(4)	(1)	136	9
Unrealized translation gain (loss), net of tax	65	(171)	179	(294)
Total comprehensive income (loss)	$148	$(24)	$842	$(29)

(c)	Common shares issued were 419,216 for the nine months ended June 30, 2011.
(d)	Common shares repurchased were 1,207,406 for the nine months ended June 30, 2011.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2011	2010
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$527	$256
Income from discontinued operations (net of income taxes)	(300)	(69)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	211	209
Debt issuance cost amortization	22	77
Deferred income taxes	(43)	45
Equity income from affiliates	(15)	(16)
Distributions from equity affiliates	4	11
Gain from sale of property and equipment	(3)	(5)
Stock based compensation expense	13	10
Stock contributions to qualified savings plans	13	18
Net gain on acquisitions and divestitures	(20)	(18)
Loss on early retirement of debt	-	5
Gain on auction rate securities	-	(1)
Change in operating assets and liabilities (a)	(320)	(178)
	89	344
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(96)	(97)
Proceeds from disposal of property, plant and equipment	10	16
Purchase of operations - net of cash acquired	(7)	(24)
Proceeds from sale of operations or equity investments	44	60
Proceeds from sales and maturities of available-for-sale securities	-	117
	(49)	72
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	11	313
Repayment of long-term debt	(306)	(776)
(Repayment of)/proceeds from short-term debt	(10)	264
Repurchase of common stock	(71)	-
Debt issuance costs	-	(13)
Cash dividends paid	(37)	(23)
Proceeds from exercise of stock options	3	6
Excess tax benefits related to share-based payments	3	2
	(407)	(227)
CASH (USED) PROVIDED BY CONTINUING OPERATIONS	(367)	189
Cash (used) provided by discontinued operations
Operating cash flows	7	(46)
Investing cash flows (b)	979	(5)
Effect of currency exchange rate changes on cash and cash equivalents	9	(6)
INCREASE IN CASH AND CASH EQUIVALENTS	628	132

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	417	352

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,045	$484

(a)      Excludes changes resulting from operations acquired or sold.
(b)      Includes proceeds from the divestiture of the Distribution business on March 31, 2011.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  Results of operations for the period ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending September 30, 2011.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – NEW ACCOUNTING STANDARDS (continued)

In May 2011, the FASB issued accounting guidance related to fair value measurements (ASC 820 Fair Value Measurements and Disclosures).  The new guidance provides clarification to existing standards, and also provides new required disclosures, primarily related to Level 3 fair value measurements.  This guidance will become effective for Ashland on January 1, 2012.  The adoption of this guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

In June 2011, the FASB issued accounting guidance related to the presentation requirements for components of comprehensive income (ASC 220 Comprehensive Income).  Under this guidance, entities will be required to report the components of net income and comprehensive income either in one continuous statement, or in two separate, but consecutive, statements.  This guidance will become effective for Ashland on October 1, 2012, and will impact Ashland’s presentation of the components of other comprehensive income, which is currently presented within the Statements of Consolidated Stockholders’ Equity.

NOTE C – ACQUISITIONS

International Specialty Products

On May 30, 2011, Ashland entered into a stock purchase agreement (the Agreement) with the shareholders (the Sellers) of International Specialty Products Inc. (ISP), a global specialty chemical manufacturer of innovative functional ingredients and technologies.  ISP reported sales and net income of $1,632 million and $219 million, respectively, for the twelve months ended March 31, 2011, and earnings before interest, taxes, depreciation and amortization of $360 million.  Ashland currently anticipates including ISP within the Functional Ingredients reporting segment upon completion of the pending acquisition.  Under the terms of the Agreement, Ashland will acquire all of the outstanding equity interests of ISP (the Acquisition) for a purchase price of $3.2 billion in cash.  The purchase price will be reduced by the amount of ISP’s net indebtedness at closing.  The purchase price is also subject to post-closing adjustments based on changes in ISP’s net working capital (as defined in the Agreement) at closing, certain termination costs for interest rate swaps, certain change in control payments and accrued pension and other post-employment benefit liabilities of ISP in excess of specified amounts.

Each of Ashland and the Sellers has made customary representations and warranties and has agreed to customary covenants in the Agreement.  The consummation of the Acquisition is subject to the satisfaction or waiver of customary closing conditions, including the approval of the European Commission.  The U.S. Hart-Scott-Rodino regulatory clearance has been received and the European Commission has announced August 22, 2011 as its provisional date for clearance.  If all goes as expected, Ashland anticipates that the transaction will close by the end of August 2011.  Under the terms of the Agreement, if financing for the Acquisition is not available and the other conditions to closing are satisfied, ISP has the right to terminate the Agreement and require Ashland to pay a fee of $413 million.

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

Hercules

On November 13, 2008, Ashland completed its acquisition of Hercules Incorporated (Hercules).  The total merger consideration for outstanding Hercules Common Stock was $2,594 million, including $2,096 million in cash,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS (continued)

$450 million in Ashland Common Stock with the remaining value of the transaction related to cash consideration and value for restricted stock units, stock options and transaction costs.  In addition, Ashland assumed $798 million in debt as a part of the transaction.  The acquired businesses of Hercules comprise the Functional Ingredients reporting segment, as well as a significant portion of the Water Technologies reporting segment.  The total debt borrowed upon the closing of the merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash at the date of the transaction.

NOTE D – DIVESTITURES

Ashland Distribution

On March 31, 2011, Ashland completed a sale to Nexeo Solutions, LLC (formerly known as TPG Accolade, LLC (Nexeo)) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total cash proceeds received by Ashland of $979 million, before transaction fees and taxes, which includes $49 million in estimated working capital adjustments.  Final settlements related to post-closing working capital adjustments and certain other adjustments, as specified in the definitive agreement, are expected to occur in upcoming periods.  Ashland recognized an after-tax gain of $231 million.  The tax effects on the gain were partially offset by a $68 million release of tax valuation allowances on a capital loss carry-forward generated from the December 2008 divestiture of Ashland’s interest in FiberVisions Holdings LLC.  The gain was included within the discontinued operations caption in the Statement of Consolidated Income for the nine months ended June 30, 2011.  Ashland Distribution recorded sales of $3,419 million during the most recently completed fiscal year ended September 30, 2010 and employed approximately 2,000 employees across North America and Europe.

Because this transaction signifies Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  Certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that do not qualify for discontinued operations accounting classification are now reported as costs within the Unallocated and other section of continuing operations, and equaled $11 million and $8 million for the three months ended June 30, 2011 and 2010, respectively, and $26 million and $23 million for the nine months ended June 30, 2011 and 2010, respectively.  Ashland is implementing plans to reduce these stranded costs.

Ashland will retain and has agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  Costs directly related to these expenses have been included within the discontinued operations caption for the three and nine months ended June 30, 2011 and 2010.  The ongoing effects of the pension and postretirement plans for former Distribution employees will be reported within the Unallocated and other section of continuing operations subsequent to March 31, 2011.

As part of this sale, Ashland is receiving transition service fees for ongoing administrative and other services being provided to Nexeo.  During the three months ended June 30, 2011, Ashland recognized transition service fees of $9 million, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Income.  While the transition service agreements vary in duration depending upon the type of service provided, Ashland is implementing plans to reduce costs as the transition services are phased out.  See Note E – Discontinued Operations for further information on the results of operations of Distribution for all periods presented.

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

In addition to the Distribution assets and liabilities identified above as held for sale, Ashland held other noncurrent assets for sale of $2 million and $9 million as of June 30, 2011 and September 30, 2010, respectively, primarily related to non-operational properties and certain Valvoline Instant Oil ChangeTM locations.  The noncurrent assets held for sale are recorded at the lower of carrying value or below this level if an impairment is indicated.  The fair values were based on definitive agreements of sale or other market quotes which would be considered significant unobservable market inputs (Level 3) within the fair value hierarchy.  See also Note G – Fair Value Measurements for further information on the fair value hierarchy.

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

Upon closing of the transaction, the joint venture distributed a $21 million net payment to Ashland in accordance with the agreement.  From the closing through the end of the June 2011 quarter, Ashland received an additional $13 million cash payment from the joint venture, resulting from post-closing activities and measurements set forth in the agreement.  Ashland anticipates receiving an additional cash payment from the joint venture of approximately $15 million during the September 2011 quarter, resulting from the finalization of the remaining post-closing activities and measurements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DIVESTITURES (continued)

Ashland recognized a pretax gain of $23 million during the nine months ended June 30, 2011, attributable to the fair market value of the net assets contributed to the joint venture.  For the majority of the valuation of the contributed assets and liabilities, Ashland utilized the discounted cash flow method; however, the adjusted book value method was also used in some areas of the valuation.  The gains were included in the Net (loss) gain on acquisitions and divestitures caption in the Statement of Consolidated Income.  The recorded values of assets and liabilities contributed on the closing date by Ashland to the expanded joint venture, excluding equity interests were as follows:

Assets
(In millions)	(liabilities)
Cash	$9
Accounts receivable	52
Inventories	21
Property, plant and equipment	34
Goodwill	52
Trade and other payables	(24)
Other noncurrent assets (liabilities) - net	11
$155

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the reported results of the Castings Solutions business no longer includes the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to this business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials’ segment and the equity and other income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture has left certain stranded costs that Ashland is currently implementing cost reduction plans to eliminate.

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

NOTE E – DISCONTINUED OPERATIONS

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, and from the acquisition of Hercules during fiscal 2009, a wholly-owned subsidiary of Ashland.  Adjustments to the recorded litigation reserves and related insurance receivables are recorded within discontinued operations and continue periodically, primarily reflecting updates to the original estimates.  See Note M for more information related to the adjustments on asbestos liabilities and receivables.

Ashland’s divestiture of Ashland Paving And Construction (APAC) during 2006 qualified as a discontinued operation.  As a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland has made subsequent

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – DISCONTINUED OPERATIONS (continued)

adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during the three month period ended June 30, 2010 and the nine month periods ended June 30, 2011 and 2010.  Such adjustments to these and other divested businesses may continue to occur in future periods and are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

As previously described in Note D, on March 31, 2011 Ashland completed the sale of substantially all of the assets and certain liabilities of Distribution.  Ashland has determined that this sale qualifies as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  As a result, operating results and cash flows related to Distribution have been reflected as discontinued operations in the Statement of Consolidated Income and Statement of Condensed Consolidated Cash Flows, while assets and liabilities that were sold have been classified within the September 30, 2010 Condensed Consolidated Balance Sheet as held for sale.  Sales for the three and nine month periods ended June 30, 2010 were $923 million and $2,508 million, respectively, while $1,868 million of sales were recognized for the six month period Distribution was still owned by Ashland in 2011.  The results of operations for the three and nine month periods ended June 30, 2011 and 2010 are included in the table below.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2011 and 2010.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2011	2010	2011	2010
Income (loss) from discontinued operations (net of tax)
Asbestos-related litigation reserves and receivables	$18	$12	$19	$21
Distribution (a)	(2)	17	44	42
Electronic Chemicals	2	-	2	-
APAC	-	1	-	1
Gain on disposal of discontinued operations (net of tax)
Distribution (b)	-	-	231	-
APAC	-	1	4	3
Electronic Chemicals	-	-	-	2
Total income from discontinued operations (net of tax)	$18	$31	$300	$69

(a)
For the three and nine month periods ended June 30, the pretax income reported for Distribution was an expense of $7 million and income of  $58 million for 2011 and income of $24 million and $62 million for 2010, respectively.

(b)	For the nine months ended June 30, 2011, the pretax gain reported for Distribution was $314 million.

NOTE F – RESTRUCTURING ACTIVITIES

Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.  The total restructuring cost incurred for these programs for the three and nine months ended June 30, 2011 was income of $1 million and for the three and nine months ended June 30, 2010 was income of $2 million and expense of $1 million, respectively, and was classified within the selling, general and administrative expenses caption.  Additional costs from reductions in resources, facilities and business realignment or divestitures may occur in future periods, which could include charges related to additional severance, plant closings, reassessed pension plan valuations or other items.

As of June 30, 2011, the remaining restructuring reserves for these programs principally consisted of severance payments from the Hercules Integration Plan and the Performance Materials restructuring, which consisted of several plant closings and operational redesign to eliminate excess capacity that was announced during the prior fiscal year.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – RESTRUCTURING ACTIVITIES (continued)

The following table details at June 30, 2011 and 2010, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves for the nine months ended June 30, 2011 and 2010.  The reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet and are expected to be almost completely utilized by the end of fiscal 2011.

(In millions)	Severance
Balance as of September 30, 2009	$38
Restructuring reserve	1
Utilization (cash paid or otherwise settled)	(25)
Balance at June 30, 2010	$14

Balance as of September 30, 2010	$26
Restructuring reserve	(1)
Utilization (cash paid or otherwise settled)	(13)
Balance at June 30, 2011	$12

NOTE G – FAIR VALUE MEASUREMENTS

As required by U.S. GAAP, Ashland uses applicable guidance for defining fair value, the initial recording and periodic remeasurement of certain assets and liabilities measured at fair value and related disclosures for instruments measured at fair value.  Fair value accounting guidance establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement.  The three levels within the fair value hierarchy are described as follows:

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – FAIR VALUE MEASUREMENTS (continued)

The following table summarizes financial asset instruments subject to recurring fair value measurements as of June 30, 2011.  Ashland did not have any financial liability instruments subject to recurring fair value measurements as of June 30, 2011.

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$1,045	$1,045	$1,045	$-	$-
Auction rate securities	22	22	-	-	22
Deferred compensation investments (a)	176	176	62	114	-
Investments of captive insurance company (a)	2	2	2	-	-
Total assets at fair value	$1,245	$1,245	$1,109	$114	$22

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.

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

Level 3 instruments

Auction rate securities

At June 30, 2011 and September 30, 2010, Ashland held at par value $25 million of student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time, the market for auction rate securities has failed to achieve equilibrium.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, these instruments have been classified as noncurrent assets in the Condensed Consolidated Balance Sheet.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – FAIR VALUE MEASUREMENTS (continued)

During 2010, Ashland liquidated $132 million par value auction rate securities for $117 million in cash proceeds, which approximated book value.  The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2010	$22
Sales of auction rate securities	-
Balance as of June 30, 2011	$22

Balance as of October 1, 2009	$170
Sales of auction rate securities	(117)
Realized gain recognized in the Statement of Consolidated Income	1
Balance as of June 30, 2010	$54

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

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The following table summarizes the losses recognized during the three and nine months ended June 30, 2011 and 2010 within the Statement of Consolidated Income.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2011	2010	2011	2010
Foreign currency derivative losses	$-	$-	$-	$1

The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2011 and September 30, 2010 included in other current assets and trade and other payables of the Condensed Consolidated Balance Sheet.

	June 30	September 30
(In millions)	2011	2010
Foreign currency derivative assets	$1	$2
Notional contract values	66	86

Foreign currency derivative liabilities	$1	$1
Notional contract values	64	41

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – FAIR VALUE MEASUREMENTS (continued)

Interest rate hedges

During 2009, Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  This interest rate cap qualifies as an interest rate swap within the provisions of the Senior Credit Agreement.  This instrument does not qualify for hedge accounting and therefore gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statements of Consolidated Income within the net interest and other financing expense caption.  As of June 30, 2011 and September 30, 2010, the fair value on the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Condensed Consolidated Balance Sheet.

Other financial instruments

At June 30, 2011 and September 30, 2010, Ashland’s long-term debt had a carrying value of $860 million and $1,153 million, respectively, compared to a fair value of $1,097 million and $1,402 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rate.

NOTE H – INVENTORIES

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the average cost method.  The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2011	2010
Finished products	$408	$326
Raw materials, supplies and work in process	214	175
LIFO carrying values	(65)	(54)
	$557	$447

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – GOODWILL AND OTHER INTANGIBLES (continued)

The following is a progression of goodwill by segment for the period ended June 30, 2011.

	Functional	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Total
Balance at September 30, 2010	$1,080	$620	$333		$115	$2,148
Divestitures	-	-	(52)		-	(52)
Currency translation adjustment	29	31	9		-	69
Other adjustments (b)	9	4	-		-	13
Balance at June 30, 2011	$1,118	$655	$290		$115	$2,178

(a)
Within the Performance Materials reportable segment as of September 30, 2010, because further discrete financial information is provided and management regularly reviews this information, this reportable segment was further broken down into the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.  Goodwill consisted of $52 million and $281 million, respectively, for the Castings Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units as of September 30, 2010.  The reduction of $52 million of goodwill is related to the contribution of Ashland’s Castings Solutions business to the expanded global joint venture with Süd-Chemie on November 30, 2010.

(b)	The quarter ended June 30, 2011 includes an adjustment of $13 million related to deferred tax balances associated with the Hercules acquisition.

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

Certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $290 million as of June 30, 2011 and September 30, 2010.  In accordance with U.S. GAAP, Ashland annually reviews these intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  In conjunction with the July 1, 2010 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment.  Intangible assets were comprised of the following as of June 30, 2011 and September 30, 2010.

	June 30, 2011
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(30)	$323
Intellectual property	331	(78)	253
Customer relationships	601	(105)	496
Other intangibles	35	(30)	5
Total intangible assets	$1,320	$(243)	$1,077

	September 30, 2010
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$353	$(27)	$326
Intellectual property	331	(63)	268
Customer relationships	583	(78)	505
Other intangibles	39	(27)	12
Total intangible assets	$1,306	$(195)	$1,111

Amortization expense recognized on intangible assets for the nine months ended June 30 was $52 million for 2011 and $51 million for 2010 and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.  Estimated amortization expense for future periods is $69 million in 2011 (includes nine months actual and three months estimated), $67 million in 2012, $66 million in 2013, $64 million in 2014 and $62 million in 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – DEBT

The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2011	2010
Term Loan A, due 2014 (a)	$-	$293
6.60% notes, due 2027	12	12
Accounts receivable securitization	-	40
9.125% notes, due 2017	632	630
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at June 30, 2011 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	20	20
6.50% junior subordinated notes, due 2029	127	126
Hercules Tianpu - term notes, due through 2011	-	14
Hercules Nanjing - term notes, due 2013	46	34
Other international loans, interest at a weighted-average
rate of 5.8% at June 30, 2011 (1.6% to 7.6%)	59	30
Other	4	4
Total debt	921	1,224
Short-term debt	(61)	(71)
Current portion of long-term debt	(12)	(45)
Long-term debt (less current portion)	$848	$1,108

(a)	Senior credit facilities.

The scheduled aggregate maturities of debt by fiscal year are as follows:  $35 million remaining in 2011, $50 million in 2012, $40 million in 2013, $12 million in 2014, $9 million in 2015 and $0 million in 2016.  Total borrowing capacity remaining under the $550 million revolving credit facility was $471 million, representing a reduction of $79 million for letters of credit outstanding at June 30, 2011.

During the March 2011 quarter, Ashland terminated its accounts receivable securitization facility.  In conjunction with the termination, Ashland expensed the remaining debt issuance costs associated with the accounts receivable securitization facility, which were less than $1 million.

On March 31, 2011, Ashland terminated its Term Loan A facility, paying off the outstanding balance of $289 million with funds received from the sale of Distribution.  As a result of this termination of the Term Loan A facility, Ashland recognized an $11 million charge for the remaining debt issuance costs related to the loan fees paid to originate the loan, which is included in the net interest and other financing expense caption in the Statements of Consolidated Income for the nine months ended June 30, 2011.

During the March 2010 quarter, Ashland refinanced its then-existing senior credit facilities.  As part of the refinancing activities, Ashland expensed $62 million of debt issuance costs and incurred an additional $4 million of prepayment penalties, which are included in the net interest and other financing expense caption in the Statements of Consolidated Income for the nine months ended June 30, 2010.

Covenant restrictions

The Senior Credit Facilities (revolving credit and repaid Term Loan A facilities), refinanced during the March 2010 quarter, include less restrictive covenants than the previous credit facility and no longer contain covenants associated with minimum consolidated net worth and capital expenditure limits.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of June 30, 2011, Ashland is in compliance with all debt agreement covenant restrictions.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – DEBT (continued)

The maximum consolidated leverage ratios permitted under the Senior Credit Facilities are as follows:  3.00 from the period June 30, 2011 through September 30, 2011 and 2.75 from December 31, 2011 and each fiscal quarter thereafter.  The permitted consolidated fixed charge coverage ratio under the Senior Credit Facility is 1.50 from June 30, 2011 and for each fiscal quarter thereafter.

At June 30, 2011, Ashland’s cash exceeded debt outstanding therefore the consolidated leverage ratio was negative when compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.0.  At June 30, 2011, Ashland’s calculation of the fixed charge coverage ratio was 5.9 compared to the permitted consolidated ratio of 1.5.

NOTE K – INCOME TAXES

Ashland’s effective tax rate is generally subjected to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 28.9% for the three months ended June 30, 2011 and did not include any significant discrete items.

The overall effective tax rate of 16.8% for the nine months ended June 30, 2011 includes certain discrete items such as a benefit for state deferred tax asset valuation allowance releases (net of FIN 48 reserves) of $45 million and a charge of $6 million for additional taxes associated with the expected repatriation of proceeds generated from the sale of Ashland’s Distribution business.  Ashland determined that there was sufficient evidence to reverse the state tax valuation allowances during the March 2011 quarter based on the cumulative effect of the gain on the sale of Distribution, reduced interest expense and forecasted future operating results.  In addition, the current period included a $15 million tax expense from the gain associated with the fair market value of the Castings Solutions contribution and a $4 million tax benefit associated with research and development tax credits for the 2010 fiscal year.

The overall effective tax rate was 14.0% for the three months ended June 30, 2010 and included certain discrete items that had a significant impact to the rate, including a benefit of $22 million (net of unrecognized tax benefits) for the identification of additional U.S. research and development tax credits within the acquired Hercules businesses, and a charge of $6 million for unrecognized tax benefits and other expense associated with the restructuring of certain European legal entities as part of the ongoing integration of the Hercules businesses.  In addition, the tax expense was impacted by a benefit of $6 million attributable to a non-taxable book gain as a result of the ARA Quimica acquisition.  The overall effective tax rate of 24.0% for the nine months ended June 30, 2010 also included a benefit of $6 million associated with the reversal of certain foreign tax reserves, a charge of $14 million for a deferred tax accrual for the Patient Protection and Affordable Care Act and a benefit of $5 million for the release of valuation allowance reserves related to the sale of auction rate securities.

Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2011.

(In millions)
Balance at October 1, 2010	$116
Increases related to positions taken on items from prior years	14
Decreases related to positions taken on items from prior years	(2)
Increases related to positions taken in the current year	14
Lapse of statute of limitations	(7)
Settlements	(1)
Balance at June 30, 2011	$134

It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next twelve months as the result of settlements from ongoing audits, which may have a material affect on the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – EMPLOYEE BENEFIT PLANS

For the nine months ended June 30, 2011, Ashland contributed $14 million to the U.S. benefit plans and $26 million to the non-U.S. benefit plans.  Ashland expects to make additional contributions to the U.S. plans of approximately $5 million and to the non-U.S. plans of $5 million during the remainder of fiscal year 2011.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2011	2010	2011	2010
Three months ended June 30
Service cost	$5	$11	$1	$1
Interest cost	52	54	4	7
Expected return on plan assets	(56)	(56)	-	-
Amortization of prior service credit	-	-	(2)	(2)
Amortization of net actuarial loss	10	13	-	-
	$11	$22	$3	$6

Nine months ended June 30
Service cost	$30	$37	$3	$4
Interest cost	150	155	12	16
Curtailment	-	-	(4)	-
Expected return on plan assets	(169)	(163)	-	-
Amortization of prior service credit	(1)	-	(4)	(4)
Amortization of net actuarial loss	48	38	-	-
	$58	$67	$7	$16

The Distribution divestiture resulted in a curtailment gain of $4 million, which was recognized as part of the $231 million gain on the sale of Distribution recorded within the discontinued operations caption of the Statements of Consolidated Income during the March 2011 quarter.  As a result of the curtailment, Ashland was required to remeasure its obligations for the pension and other postretirement benefit plans based on updated actuarial assumptions as of March 31, 2011.  This remeasurement resulted in a decrease to the U.S. pension and postretirement liability of approximately $140 million and $40 million, respectively.

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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2011	2010	2010	2009	2008
Open claims - beginning of period	83	100	100	115	134
New claims filed	2	2	2	2	4
Claims settled	(1)	(1)	(1)	(1)	(2)
Claims dismissed	(9)	(17)	(18)	(16)	(21)
Open claims - end of period	75	84	83	100	115

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2011	2010	2010	2009	2008
Asbestos reserve - beginning of period	$537	$543	$543	$572	$610
Reserve adjustment	41	28	28	5	2
Amounts paid	(28)	(30)	(34)	(34)	(40)
Asbestos reserve - end of period	$550	$541	$537	$543	$572

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2011 quarter, it was determined that the liability for asbestos claims should be increased by $41 million.  Total reserves for asbestos claims were $550 million at June 30, 2011 compared to $537 million at September 30, 2010.

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 71% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 84% have a credit rating of B+ or higher by A. M. Best, as of June 30, 2011.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.

During the December 2009 quarter, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet as of December 31, 2009, which had a $9 million (after-tax) effect on the Statement of Consolidated Income for the December 2009 quarter within the discontinued operations caption.  In addition, Ashland has agreed to arbitrate a dispute regarding whether there is a deductible in the London market companies’ policies in three policy periods that must be satisfied before the policies begin providing coverage for Riley Stoker asbestos claims.  The London market companies have contended that Ashland must bear certain self-insured retentions in respect of Riley Stoker asbestos liabilities before the London coverage attaches in these three years, and Ashland disputes that such self-insured retentions must be satisfied.  The parties conducted an arbitration hearing on this dispute in June 2011, but the post-hearing briefing has not yet been completed, and thus no decision has been rendered by the Arbitrator.

At June 30, 2011, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $434 million (excluding the Hercules receivable for asbestos claims), of which $54 million relates to costs previously paid.  Receivables from insurers amounted to $421 million at September 30, 2010.  During the June 2011 quarter, the model used for purposes of valuing the asbestos reserve was updated as previously described.  This annual update to the model resulted in an additional $42 million increase in the receivable for probable insurance recoveries.

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

	Nine months ended		Years ended
	June 30		September 30
(In thousands)	2011	2010	2010	2009	(a)
Open claims - beginning of period	20	21	21	27
New claims filed	2	-	-	1
Claims dismissed/settled	-	(1)	(1)	(7)
Open claims - end of period	22	20	20	21

(a)      Beginning of period represents acquisition date of November 13, 2008.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended		Years ended
	June 30		September 30
(In millions)	2011	2010	2010	2009	(a)
Asbestos reserve - beginning of period	$375	$484	$484	$233
Reserve adjustments (b)	(48)	(93)	(93)	261
Amounts paid	(12)	(6)	(16)	(10)
Asbestos reserve - end of period	$315	$385	$375	$484

(a)      Beginning of period represents acquisition date of November 13, 2008.
(b)      Includes purchase accounting adjustments recorded during 2010 and 2009 as part of purchase price allocations for the Hercules acquisition.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2011 quarter, it was determined that the liability for Hercules asbestos related claims should be decreased by $48 million.  Total reserves for asbestos claims were $315 million at June 30, 2011 compared to $375 million at September 30, 2010.

During the December 2009 quarter, Ashland essentially completed the final valuation assessment of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  During the prior year annual update, completed during the June 2010 quarter, it was determined that the liability for asbestos claims should be reduced by $58 million.  Based upon review of the assumptions underlying the prior year asbestos valuation model and the most recent claim filing and settlement trend rates for both pre- and post-acquisition periods at that time, Ashland determined that $14 million of the $58 million adjustment should be recorded to goodwill, which was partially offset by $6 million for an increase in probable insurance recoveries, totalling to a net $8 million adjustment to goodwill.

For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers, of which approximately 96% have a credit rating of B+ or higher by A.M. Best, as of June 30, 2011.

As of June 30, 2011 and September 30, 2010, the receivables from insurers amounted to $48 million and $68 million, respectively.  As previously mentioned, during the June 2011 quarter, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update along with likely settlement adjustments caused a $20 million reduction in the receivable for probable insurance recoveries.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $900 million for the Ashland asbestos-related litigation and approximately $500 million for the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Hercules asbestos-related litigation (or approximately $1.4 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Environmental remediation and asset retirement obligations

Ashland and Hercules are subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2011, such locations included 91 waste treatment or disposal sites where Ashland and/or Hercules have been identified as a potentially responsible party under Superfund or similar state laws, 149 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC in 2005) and about 1,225 service station properties, of which 105 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $214 million at June 30, 2011 compared to $207 million at September 30, 2010, of which $177 million at June 30, 2011 and $162 million at September 30, 2010 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the nine months ended June 30, 2011 and 2010.

	Nine months ended
	June 30
(In millions)	2011	2010
Reserve - beginning of period	$207	$221
Expense and accretion	34	14
Disbursements, net of cost recoveries	(28)	(23)
Inherited Hercules obligations	-	6
Foreign currency translation	1	(2)
Reserve - end of period	$214	$216

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At June 30, 2011 and September 30, 2010, Ashland’s recorded receivable for these probable insurance recoveries was $36 million and $30 million, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Income are presented in the following table for the three and nine months ended June 30, 2011 and 2010.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2011	2010	2011	2010
Environmental expense	$24	$4	$31	$10
Accretion	1	2	3	4
Legal expense	1	1	3	2
Total expense	26	7	37	16

Insurance receivable	(14)	(2)	(15)	(6)
Total expense, net of receivable activity (a)	$12	$5	$22	$10

(a)
Net expense of $6 million and $1 million for the three months ended June 30, 2011 and 2010, respectively, and $7 million and income of $1 million for the nine months ended June 30, 2011 and 2010, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which the environmental liabilities were retained by Ashland.  These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $365 million.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 1.0 million and 2.0 million as of June 30, 2011 and 2010, respectively.

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2011	2010	2011	2010
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$69	$117	$227	$187
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	78	78	78	77
Share based awards convertible to common shares	2	2	2	2
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	80	80	80	79

EPS from continuing operations
Basic	$.88	$1.49	$2.89	$2.41
Diluted	$.86	$1.46	$2.83	$2.36

NOTE O – CAPITAL STOCK

In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland purchased common shares through a $200 million 10b5-1 automatic trading plan.  Effective May 31, 2011, as a result of the announcement of the pending ISP acquisition, Ashland terminated the 10b5-1 automatic trading program.  Purchases under the plan amounted to $71 million, or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.

During the June 2011 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 17.5 cents per share to eligible shareholders of record.  This amount was an increase from the quarterly cash dividend of 15 cents per share paid during the first and second quarters of fiscal 2011.  During the prior year, a quarterly cash dividend of 7.5 cents per share was paid for the first and second quarter, while 15 cents per share was paid for the third quarter.

In November 2009, Ashland made a voluntary contribution to the Ashland-Hercules pension plan of approximately 3.0 million shares of Ashland Common Stock, valued at $100 million on the date of transfer.

NOTE P – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $4 million and $3 million for the three months ended June 30, 2011 and 2010, respectively, and $13 million and $10 million for the nine months ended June 30, 2011 and 2010, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – STOCK INCENTIVE PLANS (continued)

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse essentially ten years after the date of grant.  SARs granted for the nine months ended June 30, 2011 and 2010 were 0.6 million.  As of June 30, 2011, there was $13 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and are forfeitable until vesting requirements are met, which is generally over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends (or dividend equivalents) upon grant.  Nonvested stock awards granted for the nine months ended June 30, 2011 and 2010 were 13,100 and 148,950 shares, respectively.  As of June 30, 2011, there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.8 years.

Performance shares

Performance share/unit awards are granted to certain key employees and are tied to Ashland’s overall financial performance relative to the financial performance of a selected industry peer group.  Ashland believes that the focus on relative performance encourages management to make decisions that create shareholder value.  Awards are granted annually, with each award covering a three-year performance cycle.  Historically, each performance share/unit is convertible to one share of Ashland Common Stock or cash.  As a result, these plans are recorded as a liability in the Condensed Consolidated Balance Sheets within the other noncurrent liabilities caption.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer group over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the nine months ended June 30, 2011 and 2010 were 0.2 million.  As of June 30, 2011, there was $7 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE Q – SEGMENT INFORMATION

Until March 31, 2011, Ashland was comprised of five reporting segments.  Following the sale of Distribution, Ashland’s businesses are now managed along four industry segments:  Functional Ingredients, Water Technologies, Performance Materials and Consumer Markets.

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

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and, through the ASK joint venture, metal casting consumables and design services.  As previously discussed in Note D, on November 30, 2010 Ashland completed the transaction to expand the global joint venture with Süd-Chemie, serving the foundry chemical sector.  As part of the transaction, Ashland transferred its existing Castings Solutions business to the expanded joint venture.  Effective December 1, 2010, Ashland’s share of the joint venture’s results of operations are recorded as equity income in the Statements of Consolidated Income.  As a result, future reported results for Performance Materials will no longer include the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to this business.  Ashland will include the financial results of the joint venture within operating income of the Performance Materials’ segment and the equity and other income caption of the Statements of Consolidated Income.

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

The following table presents for each segment the net sales and operating income for the three and nine months ended June 30, 2011 and 2010.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland occasionally modifies its expense allocation methodologies to the reportable segments as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis, while significant changes are applied on a retroactive basis.  The unallocated and other caption includes certain specific company-wide restructuring activities that were significant, such as the restructuring plan related to the Hercules acquisition described in Note C, and other costs or adjustments that relate to former businesses that Ashland no longer operates, including the Distribution business.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2011	2010	2011	2010
SALES
Functional Ingredients	$303	$227	$789	$677
Water Technologies	490	431	1,411	1,323
Performance Materials (a)	352	357	1,002	932
Consumer Markets	522	463	1,454	1,294
	$1,667	$1,478	$4,656	$4,226
OPERATING INCOME (LOSS)
Functional Ingredients	$50	$34	$109	$96
Water Technologies	22	26	73	95
Performance Materials	12	12	21	26
Consumer Markets	51	73	178	209
Unallocated and other	(15)	(6)	(40)	(27)
	$120	$139	$341	$399

(a)
The nine months ended June 30, 2011 include only two months of customary sales related to the Castings Solutions business that totaled $57 million, as Ashland contributed this business to its new global joint venture with Süd-Chemie on November 30, 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, Ashland may from time to time make forward-looking statements in its other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  the pending acquisition of International Specialty Products Inc. (ISP) (including the possibility that the benefits anticipated from the pending acquisition of ISP will not be fully realized, the possibility that the transaction may not close and the possibility that financing may not be available on the terms committed), the substantial indebtedness Ashland will incur to finance the pending acquisition of ISP (including the possibility that such debt and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), weather, natural disasters and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in its most recent Form 10-K (including Item 1A Risk Factors) and Forms 10-Q filed with the SEC, which are available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-Q or otherwise except as required by securities or other applicable law.

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

Ashland’s sales generated outside of North America were approximately 45% for the nine months ended June 30, 2011 and 2010, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2011	2010	2011	2010
North America	54%	58%	55%	57%
Europe	27%	24%	26%	25%
Asia Pacific	13%	12%	13%	12%
Latin America & other	6%	6%	6%	6%
	100%	100%	100%	100%

Business segments

Ashland’s reporting structure is composed of four reporting segments:  Ashland Aqualon Functional Ingredients (Functional Ingredients), Ashland Hercules Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).

The contribution to sales by each of the four business segments expressed as a percentage of total consolidated sales was as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Business Segment	2011	2010	2011	2010
Functional Ingredients	18%	16%	17%	16%
Water Technologies	30%	29%	30%	31%
Performance Materials	21%	24%	22%	22%
Consumer Markets	31%	31%	31%	31%
	100%	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS

During fiscal 2011 and other previous periods, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Economic environment

Ashland has generally experienced demand increases within each operating segment; however, its current financial performance has been adversely impacted by escalating raw material costs.  Ashland continues to emphasize price increases to offset these increased costs, while internally assessing operations for cost reduction opportunities, including stranded costs from the sale of the Distribution business and the contribution of the Castings Solutions business to the expanded global joint venture with Süd-Chemie.

Acquisitions/Divestitures

International Specialty Products pending acquisition

On May 30, 2011, Ashland entered into a stock purchase agreement (the Agreement) with the shareholders (the Sellers) of International Specialty Products Inc. (ISP), a global specialty chemical manufacturer of innovative functional ingredients and technologies.  ISP reported sales and net income of $1,632 million and $219 million, respectively, for the twelve months ended March 31, 2011, and earnings before interest, taxes, depreciation and amortization of $360 million.  Ashland currently anticipates including ISP within the Functional Ingredients reporting segment upon completion of the pending acquisition.  Under the terms of the Agreement, Ashland will acquire all of the outstanding equity interests of ISP (the Acquisition) for a purchase price of $3.2 billion in cash.  The purchase price will be reduced by the amount of ISP’s net indebtedness at closing.  The purchase price is also subject to post-closing adjustments based on changes in ISP’s net working capital (as defined in the Agreement) at closing, certain termination costs for interest rate swaps, certain change in control payments and accrued pension and other post-employment benefit liabilities of ISP in excess of specified amounts.

Each of Ashland and the Sellers has made customary representations and warranties and has agreed to customary covenants in the Agreement.  The consummation of the Acquisition is subject to the satisfaction or waiver of customary closing conditions, including the approval of the European Commission.  The U.S. Hart-Scott-Rodino regulatory clearance has been received and the European Commission has announced August 22, 2011 as its provisional date for clearance.  If all goes as expected, Ashland anticipates that the transaction will close by the end of August 2011.  Under the terms of the Agreement, if financing for the Acquisition is not available and the other conditions to closing are satisfied, ISP has the right to terminate the Agreement and require Ashland to pay a fee of $413 million.

Distribution divestiture

On March 31, 2011, Ashland completed a sale to Nexeo Solutions, LLC (formerly known as TPG Accolade, LLC (Nexeo)) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total cash proceeds received by Ashland of $979 million, before transaction fees and taxes, which includes $49 million in estimated working capital adjustments.  Final settlements related to post-closing working capital adjustments and certain other adjustments, as specified in the definitive agreement, are expected to occur in upcoming periods.  Ashland recognized an after-tax gain of $231 million.  The tax effects on the gain were partially offset by a $68 million release of tax valuation allowances on a capital loss carry-forward generated from the December 2008 divestiture of Ashland’s interest in FiberVisions Holdings LLC.  The gain was included within the discontinued operations caption in the Statement of Consolidated Income for the nine months ended June 30, 2011.  Ashland Distribution recorded sales of $3,419 million during the most recently completed fiscal year ended September 30, 2010 and employed approximately 2,000 employees across North America and Europe.

Because this transaction signifies Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  Certain indirect

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that do not qualify for discontinued operations accounting classification are now reported as costs within the Unallocated and other section of continuing operations, and equaled $11 million and $8 million for the three months ended June 30, 2011 and 2010, respectively, and $26 million and $23 million for the nine months ended June 30, 2011 and 2010, respectively.  Ashland is currently implementing plans to reduce these stranded costs.

Ashland will retain and has agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  Costs directly related to these expenses have been included within the discontinued operations caption for the three and nine months ended June 30, 2011 and 2010.  The ongoing effects of the pension and postretirement plans for former Distribution employees will be reported within the Unallocated and other section of continuing operations subsequent to March 31, 2011.

As part of this sale, Ashland is receiving transition service fees for ongoing administrative and other services being provided to Nexeo.  During the three months ended June 30, 2011, Ashland recognized transition service fees of $9 million, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Income.  While the transition service agreements vary in duration depending upon the type of service provided, Ashland is implementing plans to reduce costs as the transition services are completed.  See Note E – Discontinued Operations for further information on the results of operations of Distribution for all periods presented.

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

Upon closing of the transaction, the joint venture distributed a $21 million net payment to Ashland in accordance with the agreement.  From the closing through the end of the June 2011 quarter, Ashland received an additional $13 million net cash payment from the joint venture, resulting from post-closing activities and measurements set forth in the agreement.  Ashland anticipates receiving an additional cash payment from the joint venture of approximately $15 million during the September 2011 quarter, resulting from the finalization of the remaining post-closing activities and measurements.

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the reported results of the Castings Solutions business no longer includes the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to this business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials’ segment and the equity and other income caption of the Statements of Consolidated Income.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

In addition, the expanded joint venture has left certain stranded costs that Ashland is currently implementing cost reduction plans to eliminate.

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

Hercules acquisition

On November 13, 2008, Ashland completed its acquisition of Hercules Incorporated (Hercules).  The total merger consideration for outstanding Hercules Common Stock was $2,594 million, including $2,096 million in cash, $450 million in Ashland Common Stock with the remaining value of the transaction related to cash consideration and value for restricted stock units, stock options and transaction costs.  In addition, Ashland inherited $798 million in debt as a part of the transaction.  The acquired businesses of Hercules comprise the Functional Ingredients reporting segment, as well as a significant portion of the Water Technologies reporting segment.  The total debt borrowed upon the closing of the merger was approximately $2,300 million with the remaining cash consideration for the transaction paid from Ashland’s existing cash at the date of the transaction.

Restructuring

Since the announcement of both the Distribution divestiture and Süd-Chemie joint venture, it has been Ashland’s intention to ensure stranded costs from these transactions are reduced.  In addition, Ashland is working on plans to integrate ISP into its Functional Ingredients operations quickly and efficiently after the close of this transaction, which is anticipated by the end of August 2011.

As a first step to address cost reduction opportunities from the pending ISP transaction and stranded costs related to the Distribution and Castings Solutions businesses, Ashland announced a voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Functional Ingredients business.  While Ashland believes the VSO will make it possible to achieve a significant portion of stranded cost objectives, it may be necessary to conduct an involuntary severance program after the VSO to fully achieve cost structure objectives.  Ashland currently expects to largely reduce the stranded costs from the Distribution and Castings Solutions businesses through the VSO and potentially other involuntary programs by the end of the 2011 calendar year with annual cost savings of $40 million, while the ISP cost reductions are expected to occur by the end of the second year of operation, with annual cost savings of an additional $50 million.  The expected cash costs to achieve the $40 million of savings from the Distribution and Castings Solutions businesses is $15 million to $20 million, primarily in severance, and will be incurred in subsequent quarters.  Costs to achieve the ISP synergies have not yet been determined.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Financing activities

On March 31, 2011 Ashland used a portion of the Distribution sale proceeds to repay the full amount of the Term Loan A balance of $289 million.  Additionally, in March 2011, Ashland terminated the accounts receivable securitization that provided available funding from qualifying receivables of up to $350 million.

On May 30, 2011, in connection with the pending ISP acquisition Ashland entered into a debt financing commitment letter with Citigroup Global Markets Inc., The Bank of Nova Scotia, Bank of America, N.A., U.S. Bank National Association, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together with one or more of their affiliates, the commitment parties).  Pursuant to the commitment letter, certain of the commitment parties will act as the initial lenders, joint lead arrangers and joint book running managers with respect to the senior secured credit facility (the senior credit facility), comprised of (i) a $1.2 billion term loan A facility, (ii) a $1.7 billion term loan B facility and (iii) a $750 million revolving credit facility, to be available on the closing date subject to the terms and conditions set forth in the commitment letter.  Since this date, the senior credit facility has been adjusted and is presently being syndicated under a $3.9 billion secured facility comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from the senior credit facility will be used, together with approximately $500 million of cash on hand, to finance the pending ISP acquisition, the costs and expenses related to the pending ISP acquisition, the repayment of certain existing indebtedness of ISP and Ashland (including Ashland’s existing senior secured credit facility), and the ongoing working capital and other general corporate purposes of Ashland after consummation of the pending ISP acquisition.  Ashland expects to enter into interest rate swaps to fix the interest rate for approximately 70% to 80% of the company’s entire debt portfolio after the pending ISP acquisition is closed.

The senior credit facility is subject to the negotiation of mutually acceptable credit or loan agreements and other mutually acceptable definitive documentation, which will include certain representations and warranties, affirmative and negative covenants, financial covenants, events of default and collateral and guarantee arrangements that are customarily required for similar financings.  Additionally, the commitment parties’ obligations to provide the financing are subject to the satisfaction of specified conditions, including the consummation of the pending ISP acquisition in accordance with the terms of the Agreement, the accuracy of specified representations and the absence of specified defaults.

The documentation governing the senior credit facility has not been finalized, and accordingly the actual terms may differ from the description of such terms in the foregoing summary, including, without limitation, the amount of the revolving credit facility and the allocation of amounts between the term loan A facility and the term loan B facility.

As a result of the pending ISP acquisition and the financing terms set forth in the commitment letter, as amended, Standard & Poor’s placed Ashland’s corporate credit rating on CreditWatch, and Moody’s Investor Services placed Ashland’s corporate credit rating under review for a possible downgrade.  Standard & Poor’s has announced that it expects to lower Ashland’s corporate credit rating to BB from BB+ if the transaction closes and is financed as currently structured.  Moody’s Investor Services has announced that it expects to affirm Ashland’s Ba1 corporate credit rating if the transaction is completed and financed as currently contemplated.

Based on Ashland’s current debt structure included in Note J of Notes to Condensed Consolidated Financial Statements and the anticipated debt restructuring during the September 2011 quarter in conjunction with the closing of the pending ISP transaction, future annual interest expense is expected to range from approximately $210 million to $230 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.

Functional Ingredients expansion – HEC manufacturing facility

In November 2010, Functional Ingredients’ new Natrosol™ hydroxyethylcellulose (HEC) production facility in Nanjing, China became operational.  At $90 million of cost, the new facility represents Ashland’s largest single investment in China and the Asia Pacific region.  This manufacturing facility is expected to increase Functional Ingredients’ HEC production capacity by 10,000 metric tons per year and has expanded capabilities to produce up to 20,000 metric tons per year.  During the June 2011 quarter the facility was producing close to its initial metric ton

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

capacity.  Ashland is expecting the facility to increase its production throughout the remainder of calendar 2011 and is developing plans for the next phase of HEC expansion.

Stock repurchase and annual dividend increase

In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland purchased common shares through a $200 million 10b5-1 automatic trading plan.  Effective May 31, 2011, as a result of the announcement of the pending ISP acquisition, Ashland terminated the 10b5-1 automatic trading program.  Purchases under the plan amounted to $71 million, or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.

During the June 2011 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 17.5 cents per share to eligible shareholders of record.  This amount was an increase from the quarterly cash dividend of 15 cents per share paid during the first and second quarters of fiscal 2011.  A quarterly cash dividend of 7.5 cents per share was paid during each of the prior year periods.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of non-GAAP measures

Based on clarification and interpretive guidance from the Securities and Exchange Commission regarding the use of non-GAAP measures, Ashland has included within this document certain non-GAAP measures which include EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), adjusted EBITDA margin (adjusted EBITDA, which can include pro forma adjustments, divided by sales) and free cash flow (cash flows by operating activities from continuing operations minus cash dividends paid and additions to property, plant and equipment).  Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.  Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  In addition, certain financial covenants related to Ashland’s Senior Credit Agreement are based on similar non-GAAP measures.  The non-GAAP information provided is unique to Ashland and may not be consistent with the methodologies used by other companies.

Consolidated review

Net income

Current Quarter – Ashland’s net income amounted to $87 million and $148 million for the three months ended June 30, 2011 and 2010, respectively, or $1.09 and $1.85 diluted earnings per share.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.  Income from continuing operations, which excludes results from discontinued operations, amounted to $69 million and $117 million for the three months ended June 30, 2011 and 2010, respectively, or $.86 and $1.46 per diluted earnings per share.

Operating income was $120 million and $139 million for the three months ended June 30, 2011 and 2010, respectively.  See the “Operating income” discussion for a complete analysis of these results.

Ashland incurred pretax net interest and other financing expense of $22 million and $26 million for the three months ended June 30, 2011 and 2010, respectively.  During the three months ended June 30, 2010 a $23 million pretax gain was recorded as a result of Ashland’s remeasurement of its previously held 50% equity interest in Ara Quimica recorded below operating income within the Statement of Consolidated Income in the net (loss) gain on acquisitions and divestitures caption.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The effective income tax rate was 28.9% and 14.0% for the three months ended June 30, 2011 and 2010, respectively.  The prior year quarter was affected by several discrete items discussed in further detail within the income tax expense caption discussion of the comparative Statement of Consolidated Income analysis.

Discontinued operations, which are reported net of taxes, resulted in $18 million and $31 million of income for the three months ended June 30, 2011 and 2010, respectively.  Each period includes the direct operating results of operations for Distribution and favorable adjustments to the net asbestos reserve as a result of Ashland’s ongoing assessment of these matters.  See the income from discontinued operations caption discussion of the comparative Statement of Consolidated Income for additional analysis.

Year-to-Date – Ashland’s net income amounted to $527 million and $256 million for the nine months ended June 30, 2011 and 2010, respectively, or $6.57 and $3.23 diluted earnings per share.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.  Income from continuing operations, which excludes results from discontinued operations, amounted to $227 million and $187 million for the nine months ended June 30, 2011 and 2010, respectively, or $2.83 and $2.36 per diluted earnings per share.

Operating income was $341 million and $399 million for the nine months ended June 30, 2011 and 2010, respectively.  See the “Operating income” discussion for a complete analysis of these results.

Ashland incurred pretax net interest and other financing expense of $88 million and $172 million for the nine months ended June 30, 2011 and 2010, respectively.  The decrease in interest expense during 2011 compared to 2010 was primarily attributable to a $66 million accelerated amortization charge for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 period.  The June 2011 period included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million Term Loan A balance and termination of the accounts receivable securitization facility in March 2011.

During the nine months ended June 30, 2011 Ashland reported a nonrecurring gain from the fair market value of the Castings Solutions net assets contributed to the expanded global joint venture with Süd-Chemie exceeding the recorded amounts.  This remeasurement resulted in a pretax gain of $23 million that was recorded below operating income within the Statement of Consolidated Income in the net (loss) gain on acquisitions and divestitures caption.  During the nine months ended June 30, 2010 a $23 million pretax gain was recorded within this caption as a result of Ashland’s remeasurement of its previously held 50% equity interest in Ara Quimica partially offset by a $5 million loss on the MAP Transaction reflecting adjustments to Ashland’s recorded receivable associated with Marathon Ashland Petroleum LLC (MAP).

The effective income tax rates of 16.8% and 24.0% for the nine months ended June 30, 2011 and 2010, respectively, were both affected by discrete items discussed in further detail within the income tax expense caption discussion of the comparative Statement of Consolidated Income analysis.

Discontinued operations, which are reported net of taxes, resulted in $300 million and $69 million of income for the nine months ended June 30, 2011 and 2010, respectively.  Each period included the direct operating results of operations for Distribution and favorable adjustments to the net asbestos reserve as a result of Ashland’s ongoing assessment of these matters.  In addition, the nine months ended June 30, 2011 includes an after-tax gain of $231 million attributable to the March 31, 2011 sale of Distribution.  See the income from discontinued operations caption discussion of the comparative Statement of Consolidated Income for additional analysis.

Operating income

Current Quarter – Operating income amounted to $120 million and $139 million for the three months ended June 30, 2011 and 2010, respectively.  The current period included a $2 million accelerated depreciation charge for plant closure costs associated with capacity reductions in the composites line of business within Performance Materials and a net environmental reserve charge related to businesses previously owned by Ashland of $6 million.  Excluding these items, operating income declined slightly in 2011, primarily due to increases in raw material costs that more than offset price increases and resulted in gross profit margin decline in all business segments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating income for the three months ended June 30, 2011 and 2010 included depreciation and amortization of $68 million (including accelerated depreciation of $2 million during the 2011 period).  EBITDA totaled $188 million and $207 million for the current quarter and prior year quarter, respectively.  Adjusted EBITDA decreased $13 million, from $207 million in the June 2010 quarter to $194 million in the June 2011 quarter.  Adjusted EBITDA margin decreased 2.4 percentage points in the June 2011 quarter to 11.6% from 14.0% in the June 2010 quarter.  A reconciliation of EBITDA and Adjusted EBITDA results for the current and prior quarter were as follows.

	Three months ended
	June 30
(In millions)	2011	2010
Operating income	$120	$139
Depreciation and amortization	68	68
EBITDA	188	207
Environmental reserve adjustment	6	-
Adjusted EBITDA	$194	$207

Year-to-Date – Operating income amounted to $341 million and $399 million for the nine months ended June 30, 2011 and 2010, respectively.  The current period included a $15 million accelerated depreciation charge for plant closure costs associated with capacity reductions in the composites line of business within Performance Materials, a net environmental reserve charge of $6 million and a $3 million charge for transaction and start-up costs associated with the expanded global joint venture with Süd-Chemie.  Excluding these items, operating income declined in 2011, primarily as a result of gross profit margin decline in all business segments, which generally resulted from increases in raw material costs that more than offset sales price increases.

Operating income for the nine months ended June 30, 2011 and 2010 included depreciation and amortization of $211 million (including accelerated depreciation of $15 million) and $209 million, respectively.  EBITDA totaled $552 million and $608 million for 2011 and 2010, respectively.  Adjusted EBITDA decreased $47 million, from $608 million in 2010 to $561 million in 2011.  Adjusted EBITDA margin decreased 2.4 percentage points in 2011 to 12.0% from 14.4% in 2010.  A reconciliation of EBITDA and Adjusted EBITDA results for the current and prior period were as follows.

	Nine months ended
	June 30
(In millions)	2011	2010
Operating income	$341	$399
Depreciation and amortization	211	209
EBITDA	552	608
Environmental reserve adjustment	6	-
Castings Solutions transaction and start-up costs	3	-
Adjusted EBITDA	$561	$608

Statement of consolidated income – caption review

A comparative analysis of the Statement of Consolidated Income by caption is provided as follows for the three and nine months ended June 30, 2011 and 2010.

	Three months			Nine months
(In millions)	2011	2010	Change	2011	2010	Change
Sales	$1,667	$1,478	$189	$4,656	$4,226	$430

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter – Sales for the three months ended June 30, 2011 increased $189 million, or 13%, compared to the June 2010 quarter primarily as a result of increases in pricing, implemented to recover the effects of increases in raw material costs, and favorable currency exchange rates, which increased sales $123 million and $69 million, respectively, or 13%, in total.  Volume and product mix increased sales $40 million and $10 million, respectively, or 4%, in total.  The November 2010 contribution of the Castings Solutions business to the expanded global joint venture with Süd-Chemie decreased sales by $53 million, or 4%.

Year-to-Date – Sales for the current period increased $430 million, or 10%, compared to the prior period primarily as a result of increases in pricing, implemented to recover the effects of increases in raw material costs, and volume increases, which increased sales $318 million and $159 million, respectively, or 11%, in total.  Favorable currency exchange rates and product mix increased sales $59 million and $10 million, respectively, or 1% in total.  In addition, the net acquisitions and divestitures, attributable to the divestiture of Pinova, purchase of Ara Quimica and contribution of the Castings Solutions business, decreased sales by $116 million, or 2%.

	Three months			Nine months
(In millions)	2011	2010	Change	2011	2010	Change
Cost of sales	$1,236	$1,037	$199	$3,411	$2,936	$475
Gross profit as a percent of sales	25.9%	29.8%		26.7%	30.5%

Current Quarter – Cost of sales for the June 2011 quarter increased $199 million, or 19%, compared to the June 2010 quarter primarily due to escalating raw material costs, which increased cost of sales $157 million, or 15%.  Unfavorable currency exchange rates increased cost of sales an additional $51 million, or 5%.  Volume and change in product mix increased cost of sales by $18 million and $10 million, respectively, or 3%, in total, while the contribution of the Castings Solutions business to the expanded global joint venture with Süd-Chemie represented a decline of $37 million, or 4%.

Year-to-Date – Cost of sales for the current period increased $475 million, or 16%, compared to the prior period primarily due to escalating raw material costs, which increased cost of sales $423 million, or 15%.  Increased volume contributed an additional $71 million, or 2%, to cost of sales.  Currency exchange, due to the weakening of the U.S. dollar as compared to 2010, increased cost of sales by $42 million, or 1%, while the net acquisitions and divestitures impact of Pinova, Ara Quimica and Castings Solutions caused a decline of $80 million, or 2%.  Change in product mix increased cost of sales by $19 million.

	Three months			Nine months
(In millions)	2011	2010	Change	2011	2010	Change
Selling, general and administrative expense	$304	$291	$13	$882	$868	$14
As a percent of sales	18.2%	19.7%		18.9%	20.5%

Current Quarter – Selling, general and administrative expenses for the June 2011 quarter increased by $13 million, or 4%, compared to 2010, however, expenses as a percent of sales decreased 1.5 percentage points, as Ashland was able to leverage 13% sales growth due to the high level of relatively fixed expenses in this category and through strict cost management efforts.  Overall expenses in the current quarter were comparable to the prior year quarter as the currency exchange impact on selling, general and administrative expense resulted in an $11 million increase.

Year-to-Date – Selling, general and administrative expenses for the current period increased 2% compared to the prior period, however, expenses as a percent of sales decreased 1.6 percentage points, as Ashland was able to leverage 10% sales growth due to the high level of relatively fixed expenses in this category and through strict cost management efforts.  Overall expenses in the current period were comparable to the prior period as the currency exchange impact on selling, general and administrative expense resulted in an $8 million increase.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months			Nine months
(In millions)	2011	2010	Change	2011	2010	Change
Research and development expense	$22	$23	$(1)	$64	$63	$1

Current Quarter and Year-to-Date – Research and development expenses during 2011 has remained essentially unchanged as compared to 2010 as Ashland has committed a comparable level of resources to research and development activities in both periods.

	Three months			Nine months
(In millions)	2011	2010	Change	2011	2010	Change
Equity and other income
Equity income	$7	$4	$3	$15	$16	$(1)
Other income	8	8	-	27	24	3
	$15	$12	$3	$42	$40	$2

Current Quarter and Year-to-Date – Total equity and other income increased during both the current quarter and year-to-date period compared to the same periods in the prior year.  The increase in equity income for the three month period and decrease for the nine month period in fiscal 2011 primarily related to equity income from the Performance Materials business segment.  The three month period increase in equity income is primarily due to higher recorded income in the current quarter from the new global joint venture with Süd-Chemie.  The nine month period decline was the result of the Ara Quimica joint venture purchase in April 2010 being removed from the 2011 period as well as operational results for the new global joint venture with Süd-Chemie that included certain start-up costs associated with the joint venture for the nine month period in fiscal 2011, essentially offsetting income from the joint venture with Süd-Chemie recorded during the year.  See Note D of Notes to Condensed Consolidated Financial Statements for additional information on this expanded global joint venture.  The increase in other income for the nine month period was attributable to increases associated with Water Technologies and the unallocated and other business segments.

	Three months			Nine months
(In millions)	2011	2010	Change	2011	2010	Change
Net interest and other financing expense
Interest expense	$(25)	$(28)	$3	$(94)	$(170)	$76
Interest income	4	3	1	10	8	2
Other financing costs	(1)	(1)	-	(4)	(10)	6
	$(22)	$(26)	$4	$(88)	$(172)	$84

Current Quarter – The decrease in interest expense and other financing costs of $3 million in the current quarter compared to the prior year quarter was primarily a result of the significant decline in debt outstanding compared to the prior year quarter of $500 million.

Year-to-Date – The decrease in interest expense and other financing costs of $82 million in 2011 compared to 2010 was primarily attributable to a $66 million accelerated amortization charge for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing during the March 2010 period.  The current period included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million Term Loan A balance and termination of the accounts receivable securitization facility in March 2011.  Excluding these accelerated amortization charges in both periods, interest expense declined $26 million, which was a result of the significant decline in debt outstanding in the current period as well as a reduction in the weighted-average interest rate for debt outstanding as compared to the prior period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months			Nine months
(In millions)	2011	2010	Change	2011	2010	Change
Net (loss) gain on acquisitions and divestitures	$(1)	$23	$(24)	$20	$18	$2

Current Quarter – Net (loss) gain on acquisitions and divestitures for the current quarter includes a $2 million charge for acquisition related costs offset by a $1 million gain associated with the recorded receivable from the Marathon Ashland Petroleum joint venture and two other small businesses transferred to Marathon Oil Corporation (Marathon) (MAP Transaction) for the estimated present value of future tax deductions.  The prior year quarter includes the remeasurement gain from Ashland’s previously held equity interest in Ara Quimica upon the purchase of the remaining 50% interest resulting in a pretax gain of $23 million.

Year-to-Date – Net (loss) gain on acquisitions and divestitures for the nine months ended June 30, 2011 includes a $23 million remeasurement gain from Ashland’s fair market value assessment of the Castings Solutions net assets contributed to the expanded joint venture with Süd-Chemie exceeding the previously recorded amounts in November 2010.  Other items recorded during the current period include a $6 million gain associated with Ashland’s sale of its 50% joint venture interest in Exaloid Süd-Chemie S.L., a $7 million loss associated with the sale of its pentaerythritol business, a $3 million charge associated with the sale of Pinova for contingent environmental indemnifications, a $2 million charge for acquisition costs, and a $3 million gain associated with the recorded receivable from the MAP Transaction for the estimated present value of future tax deductions.

The prior nine month period includes the remeasurement gain from Ashland’s previously held equity interest in Ara Quimica upon the purchase of the remaining 50% interest resulting in a pretax gain of $23 million.  This gain was partially offset by a $5 million decrease in the recorded receivable from the MAP Transaction for the estimated present value of future tax deductions related primarily to the Patient Protection and Affordable Care Act, which contained a provision that changed the tax treatment of future tax deductions related to this transaction.

	Three months			Nine months
(In millions)	2011	2010	Change	2011	2010	Change
Other income	$-	$-	$-	$-	$1	$(1)

Current Quarter and Year-to-Date – The prior year period activity relates to a gain on auction rate security sales.  For further information on auction rate securities see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note G of Notes to Condensed Consolidated Financial Statements.

	Three months			Nine months
(In millions)	2011	2010	Change	2011	2010	Change
Income tax expense	$28	$19	$9	$46	$59	$(13)
Effective tax rate	28.9%	14.0%		16.8%	24.0%

Current Quarter – The overall effective tax rate of 28.9% for the current quarter did not include any significant discrete items.  The overall effective tax expense rate of 14.0% for the prior year quarter included a $22 million benefit for the U.S. research and development credits associated with the former businesses of Hercules, partially offset by a $6 million tax charge associated with Ashland’s European legal entity restructuring.  In addition, the exclusion of the non-taxable book gain from the Ara Quimica acquisition from taxable income for the prior year quarter resulted in a reduction of tax expense of $6 million.

Year-to-Date – The overall effective tax rate of 16.8% for the current period includes certain discrete items that include a $45 million tax benefit associated with the release of certain state deferred-tax valuation allowances, a $4 million tax benefit associated with research and development tax credits for the 2010 fiscal year, a $6 million tax

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

charge related to the expected repatriation of offshore proceeds from the sale of Distribution and a $15 million tax charge from the gain associated with the fair market value of the Castings Solutions contribution.  The overall effective tax rate of 24.0% for 2010 included certain discrete items previously mentioned in the prior June 2010 quarter as well as a benefit of $6 million associated with the reversal of certain foreign tax reserves, a charge of $14 million for a deferred tax accrual for the Patient Protection and Affordable Care Act and a benefit of $5 million for the release of valuation allowance reserves related to the sale of auction rate securities.

Ashland currently estimates the effective tax rate for fiscal 2011 to be in the low 30% range, excluding key items.

	Three months			Nine months
(In millions)	2011	2010	Change	2011	2010	Change
Income (loss) from discontinued operations
(net of tax)
Asbestos-related litigation reserves
and expenses	$18	$12	$6	$19	$21	$(2)
Distribution	(2)	17	(19)	44	42	2
Electronic Chemicals	2	-	2	2	-	2
APAC	-	1	(1)	-	1	(1)
Gain on disposal of discontinued
operations (net of tax)
Distribution	-	-	-	231	-	231
APAC	-	1	(1)	4	3	1
Electronic Chemicals	-	-	-	-	2	(2)
Total income from discontinued
operations (net of tax)	$18	$31	$(13)	$300	$69	$231

Current Quarter – As a result of Distribution’s sale and in accordance with U.S. GAAP provisions, the operating results related to Distribution have been reflected as discontinued operations for both the current and prior year quarters.  No operating results for the Distribution business were recorded by Ashland during the current quarter other than adjustments to previously recorded amounts within discontinued operations, as a result of the completed sale of the Distribution business to Nexeo on March 31, 2011.

The current and prior quarters results were primarily impacted by after-tax favorable net adjustments to the asbestos reserve and receivables of $18 million and $12 million, respectively, as a result of Ashland’s ongoing assessment of these matters.

Year-to-Date – The current period includes two quarters of Distribution’s operating results as compared to three quarters of operating results for the prior period as a result of the March 31, 2011 sale of the Distribution business to Nexeo.  Distribution’s sales for the 2011 and 2010 period included in discontinued operations were $1,868 million and $2,508 million, respectively.  Gross profit margin, on a comparable basis, was 8.8% in 2011 compared to 9.2% in 2010.  In addition, the nine months ended June 30, 2011 includes an after-tax gain of $231 million attributable to the March 31, 2011 sale of Distribution.

During 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet, which had a $9 million (after-tax) affect on the Statement of Consolidated Income within the discontinued operations caption.  In addition, both periods were impacted by after-tax favorable net adjustments to the asbestos reserve and receivables of $18 million and $12 million, respectively, as a result of Ashland’s ongoing assessment of these matters.

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

The following table shows sales, operating income and statistical operating information by business segment for each of the three and nine months ended June 30, 2011 and 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2011	2010	2011	2010
Sales
Functional Ingredients	$303	$227	$789	$677
Water Technologies	490	431	1,411	1,323
Performance Materials	352	357	1,002	932
Consumer Markets	522	463	1,454	1,294
	$1,667	$1,478	$4,656	$4,226
Operating income (loss)
Functional Ingredients	$50	$34	$109	$96
Water Technologies	22	26	73	95
Performance Materials	12	12	21	26
Consumer Markets	51	73	178	209
Unallocated and other	(15)	(6)	(40)	(27)
	$120	$139	$341	$399
Depreciation and amortization
Functional Ingredients	$24	$24	$71	$75
Water Technologies	21	22	61	67
Performance Materials	12	12	48	36
Consumer Markets	10	9	28	27
Unallocated and other	1	1	3	4
	$68	$68	$211	$209
Operating information
Functional Ingredients (a)
Sales per shipping day	$4.7	$3.6	$4.2	$3.6
Metric tons sold (thousands)	46.4	41.5	127.7	120.8
Gross profit as a percent of sales	33.1%	37.6%	32.8%	35.5%
Water Technologies (a)
Sales per shipping day	$7.7	$6.8	$7.5	$7.0
Gross profit as a percent of sales	29.7%	33.7%	30.9%	34.9%
Performance Materials (a)
Sales per shipping day	$5.5	$5.7	$5.3	$5.0
Pounds sold per shipping day	4.4	5.0	4.4	4.5
Gross profit as a percent of sales	13.0%	16.7%	13.2%	17.2%
Consumer Markets (a)
Lubricant sales gallons	44.5	46.2	129.8	130.1
Premium lubricants (percent of U.S. branded volumes)	32.3%	30.1%	31.7%	29.4%
Gross profit as a percent of sales	26.6%	32.4%	28.8%	33.1%

(a)  Sales are defined as sales and operating revenues.  Gross profit is defined as sales, less cost of sales.

The EBITDA and adjusted EBITDA amounts presented below within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows:  EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma affects for significant acquisitions or divestitures, as applicable), and adjusted EBITDA margin (adjusted EBITDA, which can include pro forma adjustments, divided by sales).

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

In November 2010, Functional Ingredients’ new Natrosol™ hydroxyethylcellulose (HEC) production facility in Nanjing, China became operational.  At $90 million of cost, the new facility represents Ashland’s largest single investment in China and the Asia Pacific region.  This manufacturing facility is expected to increase Functional Ingredients’ HEC production capacity by 10,000 metric tons per year and has expanded capabilities to produce up to 20,000 metric tons per year.  During the June 2011 quarter the facility was producing close to its initial metric ton capacity.  Ashland is expecting the facility to increase its production throughout the remainder of calendar 2011 and is developing plans for the next phase of HEC expansion.

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

June 2011 quarter compared to June 2010 quarter

Functional Ingredients’ sales increased 33% to $303 million for the current quarter compared to $227 million for the June 2010 quarter.  Higher product pricing increased sales $31 million, or 14%.  Volume increased sales $27 million, or 12%, as metric tons sold increased to 46.4 thousand.  Favorable currency exchange and the mix of product sold increased sales an additional $14 million and $4 million, respectively, or 7% in total.

Gross profit during the current quarter increased $15 million compared to the prior quarter.  Increased volume improved gross profit by $19 million.  Price increases did not fully offset costs, causing a gross profit decline of $4 million, as raw material and plant operating costs were $35 million higher than the prior year quarter.  Favorable currency exchange added an additional $4 million to gross profit, while unfavorable product mix reduced gross profit by $4 million.  In total, gross profit margin during the current quarter decreased 4.5 percentage points to 33.1% compared to the prior year quarter.

Selling, general and administrative expense (which includes research and development expense throughout the business segment discussion and analysis) decreased $1 million, primarily as a result of lower allocated costs from corporate resource groups.

Operating income totaled $50 million for the current quarter compared to $34 million in the prior year quarter.  EBITDA increased $16 million, from $58 million in the prior year quarter to $74 million in the current quarter.  EBITDA margin declined 1.2 percentage points in 2011 to 24.4% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during both the current and prior year quarters.

Fiscal 2011 year-to-date compared to fiscal 2010 year-to-date

Functional Ingredients’ sales increased 17% to $789 million for the current period compared to $677 million for the prior period.  Volume increased sales $73 million, or 11%, during the current period as metric tons sold increased to 127.7 thousand, when excluding the divested Pinova business.  Higher pricing increased sales $59 million, or 9%, while favorable currency exchange added an additional $8 million, or 1%, to sales.  The divestiture of the Pinova business reduced sales $27 million, or 4%, compared to the prior period, while the mix of product sold decreased sales an additional $1 million.

Gross profit during the current period increased $19 million compared to 2010.  Increased volume improved gross profit by $65 million.  Increased pricing did not fully offset higher costs, causing a gross profit decline of $27 million, which included production start-up costs of approximately $3 million associated with the new Nanjing production facility.  Unfavorable product mix sold and the divestiture of Pinova reduced gross profit by an additional $16 million and $5 million, respectively.  Currency exchange during the current period increased gross

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

profit $2 million.  In total, gross profit margin during 2011 decreased 2.7 percentage points to 32.8% compared to the prior period.

Selling, general and administrative expense increased $6 million, or 4%, essentially due to increases in salaries, benefits and incentive compensation.

Operating income totaled $109 million for the current period compared to $96 million in 2010.  EBITDA increased $9 million, from $171 million in 2010 to $180 million in 2011.  EBITDA margin decreased 2.5 percentage points in 2011 to 22.8%.  There were no unusual or key items that affected comparability for EBITDA during 2011 and 2010.

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

June 2011 quarter compared to June 2010 quarter

Water Technologies’ sales increased 14% to $490 million during the current quarter compared to $431 million in the prior year quarter.  Higher product pricing increased sales $16 million, or 4%, while volume increased sales an additional $15 million, or 4%.  Currency exchange increased sales $28 million, or 6%.

Gross profit remained flat during the current quarter compared to the prior year quarter.  Increased raw material costs reduced gross profit by $14 million, as the business was unable to fully recover these increases through product pricing during the current quarter.  This decrease, however, was fully offset by favorable currency exchange and increased volume as compared to the prior year quarter, which increased gross profit by $9 million and $5 million, respectively.  In total, gross profit margin during the current quarter decreased 4.0 percentage points to 29.7% compared to the prior year quarter.

Selling, general and administrative expense increased $4 million during the June 2011 quarter, or 3%, primarily as a result of unfavorable currency exchange of $6 million and a $2 million increase in selling and marketing expense.  These increases were partially offset by a $5 million decline in administrative costs, primarily related to lower incentive compensation charges.

Operating income totaled $22 million during the current quarter compared to $26 million during the June 2010 quarter.  EBITDA decreased $5 million, from $48 million in the prior year quarter to $43 million in the current quarter.  EBITDA margin decreased 2.3 percentage points in the current quarter to 8.8%.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarter.

Fiscal 2011 year-to-date compared to fiscal 2010 year-to-date

Water Technologies’ sales increased 7% to $1,411 million during the current period compared to $1,323 million in 2010.  Higher product pricing increased sales $57 million, or 4%, while volume increased sales an additional $9 million, or 1%.  Favorable currency exchange also increased sales $22 million, or 2%.

Gross profit decreased $27 million during the current period compared to 2010.  Increased raw material costs were the primary factor in the gross profit decline as the business was unable to fully recover these increases during the current period, resulting in a $37 million decline.  This decrease, however, was partially offset by favorable currency exchange and increased volume as compared to the prior year period, which increased gross profit by $7 million and $3 million, respectively.  In total, gross profit margin during 2011 decreased 4.0 percentage points to 30.9% compared to 2010.

Selling, general and administrative expense decreased $1 million during the current period, primarily as a result of reductions in administrative costs of $23 million, which principally related to lower incentive compensation and corporate allocated charges.  This decline was almost fully offset by increased costs in selling and marketing expense of $13 million, research and development of $4 million and unfavorable currency exchange of $4 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

In addition, equity and other income increased $4 million during 2011 as compared to 2010, primarily due to increased royalty income.

Operating income totaled $73 million during the current period compared to $95 million during 2010.  EBITDA decreased $28 million, from $162 million in 2010 to $134 million in 2011.  EBITDA margin decreased 2.7 percentage points in 2011 to 9.5% in the current period.  There were no unusual or key items that affected comparability for EBITDA during 2011 and 2010.

Performance Materials

Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins.  In addition, it provides customers with leading technologies in gelcoats, pressure-sensitive and structural adhesives, and, through the ASK joint venture, metal casting consumables and design services.

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

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the reported results of the Castings Solutions business no longer includes the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to this business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials’ segment and the equity and other income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture has left certain stranded costs that Ashland is currently implementing cost reduction plans to eliminate.

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

June 2011 quarter compared to June 2010 quarter

Performance Materials’ sales decreased 1% to $352 million compared to $357 million in 2010.  The exclusion of sales for the contribution of the Castings Solutions business into the previously mentioned expanded global joint venture with Süd-Chemie was the primary factor in the decline, reducing sales $54 million, or 15%, compared to the prior year quarter.  Higher product pricing increased sales by $33 million, or 10%, primarily as a result of pricing increases in the composites line of business that were implemented to offset increases in raw material costs.  Favorable currency exchange increased sales $12 million, or 3%, while volume increased sales by an additional $4 million, or 1%, as pounds sold per shipping day improved when excluding the sales associated with the Castings Solutions business.

Gross profit decreased $14 million in the current quarter compared to the prior year quarter as the current quarter included plant closure charges of $2 million from accelerated depreciation.  These charges were incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize each businesses’ cost structure.  The exclusion of the financial results for the Castings Solutions business decreased gross profit by $16 million.  Price

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

increases more than offset higher raw material costs during the current quarter, resulting in a $2 million increase in gross profit.  Currency exchange and volume added an additional $2 million and $1 million, respectively, in gross profit.  In total, gross profit margin during the June 2011 quarter decreased 3.7 percentage points to 13.0%, as compared to the June 2010 quarter.

Selling, general and administrative expense decreased $12 million, or 24%, compared to the prior year quarter, primarily due to reductions in salaries, benefits and other expenses associated with the transferred Castings Solutions business.  Equity and other income increased $2 million during the current quarter compared to the prior year quarter due to increased equity income from the Castings Solutions business expanded global joint venture with Süd-Chemie.

Operating income totaled $12 million in both the current and prior year quarters, however the current quarter included a $2 million accelerated depreciation charge.  Adjusted EBITDA totaled $24 million in both the current and prior year quarters.  Adjusted EBITDA margin increased 0.1 percentage points to 6.8% in the current quarter from 6.7% in the prior year quarter.

Fiscal 2011 year-to-date compared to fiscal 2010 year-to-date

Performance Materials’ sales increased 8% to $1,002 million compared to $932 million in 2010.  Higher product pricing increased sales by $92 million, or 10%, primarily as a result of pricing increases in the composites line of business that were announced to fully offset increases in raw material costs.  Volume increased sales by $61 million, or 6%, as pounds sold per shipping day improved to 4.4 million during the current fiscal period, excluding acquisitions and divestitures.  The acquisition of Ara Quimica contributed an additional $24 million, or 3%, in sales, while the exclusion of sales from December 2010 forward, related to the contribution of the Castings Solutions business into an expanded global joint venture, reduced sales $113 million, or 12%.  Currency exchange increased sales by $6 million, or 1%.

Gross profit decreased $28 million in 2011 compared to 2010 as the current period included plant closure charges of $15 million from accelerated depreciation.  These charges were incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize each businesses’ cost structure.  The exclusion of the financial results for the Castings Solutions business decreased gross profit by $36 million.  Volume increased gross profit by $17 million, while the acquisition of Ara Quimica contributed an additional $5 million in gross profit during the current period.  Currency exchange increased gross profit by $1 million.  In total, gross profit margin during 2011 decreased 4.0 percentage points to 13.2%, as compared to 2010.

Selling, general and administrative expense decreased $25 million, or 17%, compared to 2010, primarily due to reductions in salaries, benefits and other expenses of $22 million associated with the transferred Castings Solutions business.  Equity and other income decreased $2 million during 2011 compared to 2010, primarily due to transaction and start-up costs associated with the new global joint venture with Süd-Chemie.

Operating income totaled $21 million in 2011 compared to $26 million in 2010.  Adjusted EBITDA increased $9 million to $71 million in 2011.  Adjusted EBITDA margin increased 0.4 percentage points to 7.1% in 2011.  A reconciliation of EBITDA and Adjusted EBITDA results for 2011 and 2010 were as follows.

	Nine months ended
	June 30
(In millions)	2011	2010
Operating income	$21	$26
Depreciation and amortization (a)	48	36
EBITDA	69	62
Casting Solutions joint venture start-up costs	2	-
Adjusted EBITDA	$71	$62

(a)  Includes $15 million of accelerated depreciation during the nine months ended June 30, 2011.

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

During the March 2011 quarter, Consumer Markets introduced a new automotive oil product line called Valvoline™ NextGen™.  NextGen™ is the first major brand of motor oil in the industry made of 50% recycled oil, and like other Valvoline™ motor oils it is backed by Valvoline’s engine guarantee.  Valvoline™ expects this new product to continue to enhance its overall position within the automotive oil industry.

June 2011 quarter compared to June 2010 quarter

Consumer Markets’ sales increased 13% to $522 million compared to $463 million in the prior year quarter.  Higher product pricing was the primary factor in sales growth between periods, resulting in a $43 million, or 9%, increase in sales.  Favorable currency exchange and product mix increased sales by $16 million and $5 million, respectively, or 5%, in total.  Volume decreased sales by $5 million, or 1%, as lubricant gallons sold declined to 44.5 million gallons during the current quarter.  This decline in volume was partially attributable to supply constraints from Midwest flooding problems in the U.S. impacting two blending plants, which restricted the ability to meet some demand during the current quarter.

Gross profit decreased $11 million during the current quarter compared to the prior year quarter primarily due to increased raw material costs of $16 million and volume declines of $2 million.  Favorable currency exchange and product mix increased gross profit $4 million and $3 million, respectively.  In total, gross profit margin during the current quarter declined 5.8 percentage points to 26.6% as significant increases in raw material costs primarily resulted in the lower gross margin compared to the prior year quarter.

Selling, general and administrative expense increased $10 million, or 12%, during the current quarter primarily as a result of increases in advertising of $9 million, which principally occurred to support and promote the NextGenTM automotive oil product line, and unfavorable foreign currency of $2 million.  Equity and other income decreased by $1 million.

Operating income totaled $51 million during the current quarter as compared to $73 million during the prior year quarter.  EBITDA decreased $21 million from $82 million in the prior year quarter to $61 million in the current quarter.  EBITDA margin decreased 6.0 percentage points to 11.7% in the June 2011 quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarter.

Fiscal 2011 year-to-date compared to fiscal 2010 year-to-date

Consumer Markets’ sales increased 12% to $1,454 million compared to $1,294 million in 2010.  Higher product pricing was the primary factor in sales growth between periods, resulting in a $111 million, or 9%, increase in sales.  Volume increased sales by $17 million, or 1%, in the current period, primarily due to increased volumes associated with antifreeze and chemical products sold, as lubricant gallons sold declined slightly to 129.8 million gallons during the current period.  A favorable currency exchange increased sales by $22 million, or 2%, while changes in product mix sold resulted in an additional $10 million, or 1%, increase in sales.

Gross profit decreased $9 million during the current period compared to 2010 as raw material cost increases of $25 million were not fully offset by increases associated with product mix and currency exchange of $6 million each, or $12 million.  Volume increased gross profit $4 million.  In total, gross profit margin during the current period declined 4.3 percentage points to 28.8% as increases in raw material costs primarily resulted in the lower gross margin compared to the prior period.

Selling, general and administrative expense increased $19 million, or 8%, during the current period primarily as a result of increases in advertising of $10 million, which principally occurred to support and promote the launch of the NextGenTM automotive oil product line, corporate allocations of $4 million and currency exchange of $3 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity and other income decreased by $3 million in the current period essentially due to various asset sales that occurred during the prior period.

Operating income totaled $178 million in the current period as compared to $209 million in the prior period.  EBITDA decreased $30 million from $236 million in 2010 to $206 million in 2011.  EBITDA margin decreased 4.0 percentage points to 14.2% in the current period compared to 18.2% in the prior period.  There were no unusual or key items that affected comparability for EBITDA during 2011 and 2010.

Unallocated and other

Unallocated and other was an expense of $15 million and $6 million for the June 2011 and 2010 quarters, respectively.  Both periods included $11 million and $8 million, respectively, of costs previously allocated to the Distribution reporting segment, which includes certain indirect corporate and environmental costs that do not qualify for classification as a component of discontinued operations.  In addition, the current quarter also included net environmental charges of $6 million, while both the current and prior year quarter included favorable adjustments to ongoing obligations of previously divested businesses.

Unallocated and other was an expense of $40 million and $27 million for the nine months ended June 30, 2011 and 2010, respectively.  Both periods include $26 million and $23 million, respectively, of costs previously allocated to the Distribution reporting segment, which includes certain indirect corporate and net environmental charges that do not qualify for classification as a component of discontinued operations.  In addition, the 2011 period also included environmental charges of $13 million, while the 2010 period also included a self-insured product liability claim of $4 million.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2011 and 2010.

(In millions)	2011	2010
Cash provided (used) by:
Operating activities from continuing operations	$89	$344
Investing activities from continuing operations	(49)	72
Financing activities from continuing operations	(407)	(227)
Discontinued operations	986	(51)
Effect of currency exchange rate changes on cash and cash equivalents	9	(6)
Net increase in cash and cash equivalents	$628	$132

Operating activities

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $89 million in 2011 and $344 million in 2010.  The cash inflows during each period are primarily driven by net income, depreciation and amortization (including debt issuance cost amortization), and changes in trade working capital, which were fluctuations within accounts receivable, inventory, trade and other payables and accrued expenses and other liabilities.  Ashland continues to emphasize working capital management as a high priority and focus within the company.

In 2011, a trade working capital outflow of $401 million was primarily a result of increased inventory, resulting from the support of rapidly increasing sales growth as well as restocking of certain key products that were low or in sold out positions previously and increased receivables due to an overall growth in sales of 10% during the current period.  In 2010, a trade working capital outflow of $157 million was primarily a result of increased inventory and accounts receivable levels as well as timing of vendor payments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating cash flows for 2011 included net income of $227 million (excluding discontinued operations), and noncash adjustments of $211 million for depreciation and amortization.  These items were partially offset by reductions for deferred taxes of $43 million and net gains from acquisitions and divestitures of $20 million.  Operating cash flows for 2010 included net income of $187 million (excluding discontinued operations), and noncash adjustments of $209 million for depreciation and amortization as well as a $45 million inflow from deferred income taxes.

Investing activities

Cash used by investing activities was $49 million for 2011 as compared to cash provided by investing activities of $72 million for 2010.  The significant cash investing activities for 2011 included cash outflows of $96 million for capital expenditures and $7 million for purchased plant operations in Performance Materials and Consumer Markets.  These cash outflows were partially offset by cash inflows of $44 million primarily related to the contribution of the expanded joint venture with Süd-Chemie.  Proceeds from disposals of property, plant and equipment were $10 million for 2011.

Investing activities during 2010 included cash inflows of $117 million, $60 million and $16 million from the sale of auction rate securities, the Pinova business and proceeds from disposals of property, plant and equipment, respectively, partially offset by cash outflows of $97 million for capital expenditures and $24 million for the purchase of the remaining 50% interest in Ara Quimica.

Financing activities

Cash used by financing activities was $407 million for 2011 as compared to cash used by financing activities of $227 million for 2010.  Significant cash financing activities for 2011 included repayments of long-term debt of $306 million, which includes $289 million for the repayment of Term Loan A, $71 million for the repurchase of common stock and cash dividends paid of $.475 per share, for a total of $37 million.  These cash outflows were partially offset by proceeds from long-term debt of $11 million and cash inflows of $6 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.

Significant cash financing activities for 2010 included proceeds from long- and short-term debt of $313 million and $264 million, respectively, which were more than offset by repayments of long-term debt of $776 million as well as $13 million in debt issue costs paid in connection with the senior credit facility refinancing in March 2010, and cash dividends paid of $.30 per share, for a total of $23 million.

Cash provided by discontinued operations

Cash provided by discontinued operations for 2011 includes $979 million of net proceeds from the Distribution sale.  Both periods include the results of operations of the Distribution business, which amounted to cash inflows of $17 million in 2011 and cash outflows of $51 million in 2010.  The remaining cash outflow fluctuations in both periods related to other previously divested businesses that were related to payment of asbestos and environmental liabilities.

Free cash flow

The following represents Ashland’s calculation of free cash flow for the following periods:

	Nine months ended
	June 30
(In millions)	2011	2010
Cash flows provided by operating activities from continuing operations	$89	$344
Less:
Additions to property, plant and equipment	(96)	(97)
Cash dividends paid	(37)	(23)
Free cash flows	$(44)	$224

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flow and liquidity metrics

At June 30, 2011, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,699 million, compared to $1,191 million at September 30, 2010.  Ashland’s working capital was affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $65 million at June 30, 2011 and $54 million at September 30, 2010.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 172% of current liabilities at June 30, 2011, compared to 91% at September 30, 2010.

The following summary reflects Ashland’s cash, investment securities and unused borrowing capacity as of June 30, 2011 and September 30, 2010.

	June 30	September 30
(In millions)	2011	2010
Cash and investment securities
Cash and cash equivalents (a)	$1,045	$417
Auction rate securities	$22	$22

Unused borrowing capacity
Revolving credit facility	$471	$428
Accounts receivable securitization facility (b)	$-	$310

(a)      Includes net proceeds from the Distribution sale on March 31, 2011.
(b)      Ashland terminated the accounts receivable securitization facility in March 2011.

Total borrowing capacity remaining under the $550 million revolving credit facility was $471 million, representing a reduction of $79 million for letters of credit outstanding at June 30, 2011.  In total, Ashland’s available liquidity position, which includes cash and the revolving credit facility, was $1,516 million at June 30, 2011 as compared to $1,155 million at September 30, 2010, which included $310 million of available liquidity from the now terminated accounts receivable securitization facility in March 2011.

In conjunction with the May 2011 stock purchase agreement with the shareholders of ISP, Ashland entered into a debt financing commitment letter on May 30, 2011 with a group of lenders to secure financing for the transaction.  The commitment letter provides for a $3.65 billion senior secured credit facility comprised of a $1.2 billion term loan A facility, a $1.7 billion term loan B facility and a $750 million revolving credit facility.  Since this date, the senior credit facility has been adjusted and is presently being syndicated under a $3.9 billion secured facility comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  This new senior credit facility is subject to the negotiation of mutually acceptable credit or loan agreements and other mutually acceptable definitive documentation.  The financing is also subject to the satisfaction of certain specified conditions, including the consummation of the pending ISP acquisition in accordance with the terms of the stock purchase agreement, the accuracy of specified representations and the absence of specified defaults.  The subsequent debt restructuring associated with the senior credit facility is expected to occur during the September 2011 quarter upon the closing of the pending ISP transaction.  Ashland expects to enter into interest rate swaps to fix the interest rate for approximately 70% to 80% of the company’s entire debt portfolio after the pending ISP acquisition is closed.  Additionally, Ashland could incur incremental taxes in the September 2011 quarter in order to repatriate cash from foreign jurisdictions to finance the pending acquisition of ISP.  For further information see the “Key Developments” discussion within Management’s Discussion and Analysis.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital resources

Debt

The following summary reflects Ashland’s debt as of June 30, 2011 and September 30, 2010.

	June 30	September 30
(In millions)	2011	2010
Short-term debt	$61	$71
Long-term debt (including current portion)	860	1,153
Total debt	$921	$1,224

On March 31, 2011, Ashland repaid the Term Loan A balance of $289 million with proceeds from the Distribution sale.  The scheduled aggregate maturities of debt by fiscal year after this repayment are as follows:  $35 million remaining in 2011, $50 million in 2012, $40 million in 2013, $12 million in 2014, $9 million in 2015 and $775 million thereafter.

These scheduled aggregate maturities exclude any future debt associated with the commitment letter, as amended, entered into on May 30, 2011 to secure financing for the pending ISP transaction that provides for a $3.65 billion senior secured credit facility, currently comprised of a $1.5 billion term loan A facility, a $1.4 billion term loan B facility and a $1.0 billion revolving credit facility.  The subsequent debt restructuring associated with the senior credit facility is expected to occur during the September 2011 quarter upon the closing of the pending ISP transaction.  For further information see the “Key Developments” discussion within Management’s Discussion and Analysis.

The current portion of long-term debt was $12 million at June 30, 2011 and $45 million at September 30, 2010.  Debt as a percent of capital employed was 17% at June 30, 2011 and 24% at September 30, 2010.

Based on Ashland’s current debt structure included in Note J of Notes to Condensed Consolidated Financial Statements and the anticipated debt restructuring during the September 2011 quarter in conjunction with the closing of the pending ISP transaction, future annual interest expense is expected to range from approximately $210 million to $230 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.

Covenant restrictions

The current Senior Credit Facilities (revolving credit and repaid Term Loan A facilities), refinanced during the March 2010 quarter, include less restrictive covenants than the previous credit facility and no longer contain covenants associated with minimum consolidated net worth and capital expenditure limits.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of June 30, 2011, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated leverage ratio permitted under the Senior Credit Facilities is as follows:  3.0 from the period June 30, 2011 through September 30, 2011 and 2.75 from December 31, 2011 and each fiscal quarter thereafter.

The current Senior Credit Facilities define the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA for any measurement period.  In general, the Senior Credit Facilities define consolidated EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness, and guaranties.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The permitted consolidated fixed charge coverage ratio under the Senior Credit Facility is 1.5 from June 30, 2011 and for each fiscal quarter thereafter.

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

At June 30, 2011, Ashland’s cash exceeded debt outstanding, therefore the consolidated leverage ratio was negative when compared to the maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Agreement of 3.0.  At June 30, 2011, Ashland’s calculation of the fixed charge coverage ratio was 5.9 compared to the permitted consolidated ratio of 1.5.  Any change in consolidated EBITDA of $100 million would have an approximate .6x effect on the fixed charge coverage ratio.

Ashland projects that cash flow from operations and other available financial resources such as cash on hand and revolving credit should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of its financing obligations.  These projections are based on various assumptions that include, but are not limited to:  operational results, working capital cash generation, capital expenditures, pension funding requirements and tax payment and receipts.

Stockholders’ equity

Stockholders’ equity increased $764 million since September 30, 2010 to $4,567 million at June 30, 2011.  This increase was primarily due to net income during the period of $527 million, remeasurement of pension and postretirement obligations of $136 million, deferred translation gains of $179 million and $30 million from common shares issued under stock incentive and other plans, partially offset by common shares repurchased of $71 million and regular cash dividends of $37 million.

In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland purchased common shares through a $200 million 10b5-1 automatic trading plan.  Effective May 31, 2011, as a result of the announcement of the pending ISP acquisition, Ashland terminated the 10b5-1 automatic trading program.  Purchases under the plan amounted to $71 million, or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.

During the June 2011 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 17.5 cents per share to eligible shareholders of record.  This amount was an increase from the quarterly cash dividend of 15 cents per share paid during the first and second quarters of fiscal 2011.  During the prior year, a quarterly cash dividend of 7.5 cents per share was paid for the first and second quarter, while 15 cents per share was paid for the third quarter.  In conjunction with Ashland’s existing debt facilities, Ashland is subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, although Ashland does not anticipate that will occur.

Capital expenditures

Ashland is currently forecasting approximately $215 million (excluding Distribution) of capital expenditures for fiscal 2011 funded primarily from operating cash flows.  Capital expenditures, excluding Distribution, were $192 million for 2010 and averaged $179 million during the last three years.  Under the current Senior Credit Facilities agreement entered into in March 2010, Ashland is no longer subject to a capital expenditure limit.  As of June 30, 2011 total capital expenditures were $96 million, excluding Distribution.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes, other than employee benefit obligations discussed below, have been made to the valuation techniques during the nine months ended June 30, 2011.

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

In March 2011, in conjunction with the sale of Distribution, Ashland was required to remeasure these pension assumptions due to the change in employees that were exiting the plan.  As a result, Ashland recognized a curtailment gain of approximately $4 million, as part of the $231 million gain on the sale of Distribution recorded within the discontinued operations caption of the Statement of Consolidated Income, for liabilities associated with qualified and non-qualified defined benefit pension and postretirement plans.

At March 31, 2011, discount rates have modestly increased in the U.S. from the record lows experienced at September 30, 2010, moving to approximately 5.50%.  This change in discount rate, along with the adjustment in service cost for Distribution employees, resulted in a decrease in the U.S. pension and postretirement liability of approximately $140 million and $40 million, respectively, as of March 31, 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

OUTLOOK

Increases in raw material costs within the volatile global commodity market have continued throughout fiscal 2011 and are expected to be a challenge for each business moving forward.  Ashland overall has recovered these cost increases through pricing, although specific business segments have had varying degrees of success.  In the near term, Ashland’s financial performance is expected to continue to be directly impacted by each of the businesses’ ability to pass through necessary price increases to offset these escalating costs, while continuing to look for opportunities to reduce internal costs.

During the last several years Ashland has been focused on the objective of creating a global specialty chemical company.  The announcement of the pending ISP acquisition during the June 2011 quarter, that is expected to close by the end of August 2011, was a further step in this objective.  The inclusion of ISP within the Functional Ingredients segment will more than double the size of this high margin business and is expected to contribute approximately half of Ashland’s reported EBITDA results, further expanding Ashland’s growth platform within this industry.  In addition, the pending ISP acquisition provides various synergy opportunities.  Ashland expects to achieve $50 million in cost savings from these opportunities by the end of the second year of operation.  The one-time costs to achieve these synergies have not yet been determined.

The Distribution sale in the March 2011 quarter and recent contribution of the Castings Solutions business to an expanded global joint venture have left certain stranded costs that are negatively impacting Ashland’s current financial results.  Initial plans to address these stranded costs were implemented during the June 2011 quarter through a VSO program.  Ashland currently expects to largely reduce the stranded costs from these businesses through the VSO and potentially other involuntary programs by the end of the 2011 calendar year, with annual cost savings of approximately $40 million.  The expected cash cost to achieve this $40 million of savings is $15 million to $20 million, primarily for severance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2011 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

(b)
During the nine months ended June 30, 2011, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(1)      CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and Hercules may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of June 30, 2011, Ashland and Hercules have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 91 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or Hercules is typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

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

(4)      Hattiesburg, Mississippi Resource Conservation and Recovery Act Matter – In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a storm water retention basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource

Conservation and Recovery Act.  Ashland has been working with the MDEQ to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  The MDEQ proposed to Ashland a settlement penalty in excess of $100,000.  In May 2011, the USEPA issued an inspection report from a September 2010 inspection with allegations similar to those of the MDEQ and promulgated an information request.  While it is reasonable to believe that this matter will involve a penalty from the MDEQ and/or the USEPA exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

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

ITEM 1A.  RISK FACTORS

On May 30, 2011, Ashland entered into a stock purchase agreement with the shareholders of International Specialty Products Inc. (ISP) as described in Note C of “Notes to Condensed Consolidated Financial Statements” in this quarterly report on Form 10-Q.  In connection with the proposed acquisition of ISP, Ashland also entered into a debt financing commitment letter on May 30, 2011 pursuant to which the commitment parties named therein will act as the initial lenders, joint lead arrangers and joint book running managers with respect to a new senior secured credit facility.  The commitment letter and the terms of the proposed senior secured credit facility are described in the Key Developments section, page 33 of the “Management’s Discussion and Analysis” in this quarterly report on Form 10-Q.  The following risk factors relate to Ashland’s proposed acquisition of ISP and the proposed senior secured credit facility.

The financing and pending acquisition of ISP are subject to certain closing conditions which could result in the acquisition not being completed.

Ashland cannot provide any assurance that its proposed acquisition of ISP will be completed.  The consummation of the pending acquisition is subject to the satisfaction or waiver of customary closing conditions, including the approval of the European Commission.  In addition, the commitment parties’ obligations to provide financing for the pending acquisition are subject to the satisfaction of specified conditions, including the consummation of the pending acquisition in accordance with the terms of the stock purchase agreement, the accuracy of specified representations and the absence of specified defaults.  In the event that financing is not available on the terms set forth in the commitment letter and the proposed senior secured credit facility, other financing may not be available to Ashland on acceptable terms or at all.  If alternate financing is not available, Ashland will not be able to complete the acquisition.  Under the terms of the stock purchase agreement, if financing for the pending acquisition is not available and the other conditions to closing are satisfied, ISP has the right to terminate the agreement and require Ashland to pay a fee of $413 million.

Ashland may not realize the anticipated benefits of the proposed ISP acquisition.

Even if Ashland completes the proposed acquisition of ISP, Ashland’s ability to realize the anticipated benefits of the ISP acquisition will depend, in part, on its ability to integrate the businesses of ISP successfully and efficiently with Ashland’s businesses.  The combination of two independent companies is a complex, costly and time-

consuming process.  As a result, the combined company will be required to devote significant management attention and resources to integrating ISP’s operations and employees with those of Ashland.  For example, because ISP is a privately-held company, Ashland may need to implement additional systems and controls to bring ISP into conformance with public company standards.  In addition, ISP does not utilize an SAPTM enterprise resource planning system (ERP), and Ashland will accordingly need to devote significant resources to convert ISP to Ashland’s ERP platform.  The failure of the combined company to meet the challenges involved in integration or otherwise to realize any of the anticipated benefits of the ISP acquisition could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect Ashland’s business or results of operations.  In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, and diversion of management’s attention, and it may cause Ashland’s stock price to decline.

In addition, even if ISP’s operations and employees are integrated successfully with Ashland, the combined company may not realize the full benefits of the acquisition, including the expected sales and growth opportunities, synergies and cost savings.  Such benefits may not be achieved within the anticipated time frame or at all.

If the pending ISP acquisition is completed, Ashland will incur substantial indebtedness which may adversely affect its business, results of operations and financial condition.

If the pending ISP acquisition is completed, Ashland will incur a substantial amount of debt.  Ashland’s substantial indebtedness could adversely affect its business, results of operations and financial condition by, among other things:

•
requiring Ashland to dedicate a substantial portion of its cash flow from operations to pay principal and interest on its debt, which would reduce the availability of Ashland’s cash flow to fund working capital, capital expenditures, acquisitions, execution of its growth strategy and other general corporate purposes;

•	limiting Ashland's ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of its growth strategy and other purposes;

•
making Ashland more vulnerable to adverse changes in general economic, industry and regulatory conditions and in its business by limiting Ashland’s flexibility in planning for, and making it more difficult for Ashland to react quickly to, changing conditions;

•	placing Ashland at a competitive disadvantage compared with those of its competitors that have less debt and lower debt service requirements;

•	making Ashland more vulnerable to increases in interest rates since some of its indebtedness will be at variable rates of interest; and

•	making it more difficult for Ashland to satisfy its financial obligations.

In addition, Ashland may not be able to generate sufficient cash flow from its operations to repay its indebtedness when it becomes due and to meet its other cash needs.  If Ashland is not able to pay its debts as they become due, it could be in default under the proposed senior secured credit facility or other indebtedness.  Ashland might also be required to pursue one or more alternative strategies to repay indebtedness, such as selling assets, refinancing or restructuring its indebtedness or selling additional debt or equity securities.  Ashland may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, and if Ashland must sell its assets, it may negatively affect its ability to generate revenues.

If the pending ISP acquisition is completed, the restrictive debt covenants and other provisions included in the proposed senior secured credit facility may affect Ashland’s ability to operate its business successfully.

The terms of Ashland’s proposed senior secured credit facility will contain various provisions that limit its ability to, among other things:  grant liens; incur additional indebtedness; provide guarantees or support other contingent obligations; engage in mergers and acquisitions and consolidations; sell, transfer and otherwise dispose of property and assets; make loans, acquisitions, joint ventures and other investments; declare dividends, make distributions or redeem or repurchase capital stock; prepay indebtedness; change the nature of Ashland’s business; and enter into transactions with its affiliates.  These covenants could adversely affect Ashland’s ability to finance its future operations or capital needs and pursue available business opportunities.

In addition, Ashland’s proposed senior secured credit facility will require it to maintain specified financial ratios and satisfy certain financial condition tests, including a maximum ratio of consolidated indebtedness to consolidated EBITDA and a minimum ratio of consolidated EBITDA to consolidated fixed charges.  Events beyond Ashland’s control, including changes in general economic and business conditions, may affect its ability to meet those financial ratios and financial condition tests.  Ashland cannot assure that it will meet those tests or that the lenders will waive any failure to meet those tests.  A breach of any of these financial covenants or any other restrictive covenant contained in Ashland’s senior secured credit facility would result in an immediate event of default.

Ashland will be pledging a substantial portion of its assets, including certain real property, as collateral securing the indebtedness under the proposed senior secured credit facility.  In addition, Ashland’s existing indebtedness under the 9.125% senior notes due 2017 and the 6.60% debentures due 2027 will be secured on an equal and ratable basis with the indebtedness under the proposed senior secured credit facility.

If an event of default were to occur under Ashland’s proposed senior secured credit facility, the lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable.  Such a default could, in turn, cause the default and acceleration of the maturity of certain of Ashland’s other indebtedness, including indebtedness under the 9.125% senior notes due 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information regarding purchases of Ashland Common Stock by Ashland during the third quarter.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share, Including Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans

	(a)	(b)	(c)	(d)
April 1 - April 30	748,000	$57.8596	748,000	$356,721,030

May 1 - May 31	459,406	$61.0753	459,406	$328,662,678

June 1 - June 30	0	$0.0000	0	$328,662,678

Total	1,207,406	$59.0631	1,207,406	$328,662,678

(1)   On March 16, 2011, Ashland announced its Board of Directors authorized a stock repurchase program in an amount of $400 million, to be purchased through a combination of a 10b5-1 automatic trading plan and discretionary purchases on the open market or privately negotiated transactions.  The program commenced on April 1, 2011.  Effective May 31, 2011, Ashland terminated its 10b5-1 automatic trading plan.  Ashland may continue to make purchases of Ashland Common Stock under the program through discretionary transactions.

ITEM 6.  EXHIBITS

(a)	Exhibits
10.1
Stock Purchase Agreement dated as of May 30, 2011, entered into by and among The Samuel J. Heyman 1981 Continuing Trust for Lazarus S. Heyman, The Samuel J. Heyman 1981 Continuing Trust for Eleanor S. Heyman, The Samuel J. Heyman 1981 Continuing Trust for Jennifer L. Heyman, The Samuel J. Heyman 1981 Continuing Trust for Elizabeth D. Heyman, The Lazarus S. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Eleanor S. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Jennifer L. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Elizabeth D. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Horizon Holdings Residual Trust, RFH Investment Holdings LLC, Ashland Inc. and Ronnie F. Heyman, as representative of the Seller Parties (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on May 31, 2011, and incorporated herein by reference).

10.2
Commitment Letter dated as of May 30, 2011, among Citigroup Global Markets Inc., The Bank of Nova Scotia, Bank of America, N.A., U.S. Bank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Ashland (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 31, 2011, and incorporated herein by reference).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Income for the three and nine months ended June 30, 2011 and June 30, 2010; (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and September 30, 2010; (iii) Statements of Consolidated Stockholders’ Equity at June 30, 2011; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2011 and June 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

August 5, 2011	/s/Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Stock Purchase Agreement dated as of May 30, 2011, entered into by and among The Samuel J. Heyman 1981 Continuing Trust for Lazarus S. Heyman, The Samuel J. Heyman 1981 Continuing Trust for Eleanor S. Heyman, The Samuel J. Heyman 1981 Continuing Trust for Jennifer L. Heyman, The Samuel J. Heyman 1981 Continuing Trust for Elizabeth D. Heyman, The Lazarus S. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Eleanor S. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Jennifer L. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Elizabeth D. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Horizon Holdings Residual Trust, RFH Investment Holdings LLC, Ashland Inc. and Ronnie F. Heyman, as representative of the Seller Parties (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on May 31, 2011, and incorporated herein by reference).

10.2
Commitment Letter dated as of May 30, 2011, among Citigroup Global Markets Inc., The Bank of Nova Scotia, Bank of America, N.A., U.S. Bank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Ashland (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 31, 2011, and incorporated herein by reference).

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