Form 10-K
period 2011-09-30
ASHLAND INC.
filed 2011-11-23
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the fiscal year ended September 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

At March 31, 2011, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,546,731,348.  In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

At October 31, 2011, there were 78,107,463 shares of Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of Registrant’s Proxy Statement (Proxy Statement) for its January 26, 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

			Page
PART I
	Item 1.	Business ....................................................................................................................................................................	1
		General .....................................................................................................................................................................	1
		Corporate Developments ......................................................................................................................................	1
		Ashland Specialty Ingredients..............................................................................................................................	2
		Ashland Water Technologies ..............................................................................................................................	3
		Ashland Performance Materials ..........................................................................................................................	4
		Ashland Consumer Markets ................................................................................................................................	5
		Miscellaneous ........................................................................................................................................................	6
	Item 1A.	Risk Factors ..............................................................................................................................................................	9
	Item 1B.	Unresolved Staff Comments ..................................................................................................................................	13
	Item 2.	Properties ..................................................................................................................................................................	13
	Item 3.	Legal Proceedings ...................................................................................................................................................	13
	Item 4.	(Removed and Reserved) .......................................................................................................................................	15
	Item X.	Executive Officers of Ashland ...............................................................................................................................	15

PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .........................................................................................	16
		Five-Year Total Return Performance Graph .......................................................................................................	17
	Item 6.	Selected Financial Data ..........................................................................................................................................	17
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .................................................................................................................	17
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk ...........................................................................	18
	Item 8.	Financial Statements and Supplementary Data ...................................................................................................	18
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................................................................................	18
	Item 9A.	Controls and Procedures ........................................................................................................................................	18
	Item 9B.	Other Information .....................................................................................................................................................	18

PART III
	Item 10.	Directors, Executive Officers and Corporate Governance .................................................................................	18
	Item 11.	Executive Compensation .........................................................................................................................................	18
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ........................................................................................	18
	Item 13.	Certain Relationships and Related Transactions, and Director Independence .........................................................................................................................................................	19
	Item 14.	Principal Accountant Fees and Services ..............................................................................................................	19

PART IV
	Item 15.	Exhibits and Financial Statement Schedules ........................................................................................................	20

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

Ashland is a leading, global specialty chemical company that provides products, services and solutions that meet customers needs throughout a variety of industries.  Ashland’s business consists of four reportable segments:  Ashland Specialty Ingredients; Ashland Water Technologies; Ashland Performance Materials and Ashland Consumer Markets.

Financial information about these segments for each of the fiscal years in the three-year period ended September 30, 2011 is set forth in Note Q of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Ashland Specialty Ingredients offers industry-leading products, technologies and resources for solving formulation and product performance challenges in a variety of markets including personal care, pharmaceutical, food and beverage, coatings, construction and energy.

Ashland Water Technologies is a leading specialty chemical supplier to the pulp, paper, mining, food and beverage, commercial and institutional, chemicals processing, general manufacturing and municipal wastewater-treatment industries.

Ashland Performance Materials is a global producer of specialty resins and adhesives serving the construction, transportation, infrastructure, packaging and converting, marine and energy markets.

Ashland Consumer Markets is a leading innovator and supplier of high-performance lubricants, automotive chemicals and appearance products, including those marketed under the Valvoline™ brands, and is an operator and franchisor of Valvoline Instant Oil Change™ centers.

At September 30, 2011, Ashland and its consolidated subsidiaries had approximately 15,000 employees (excluding contract employees).

Available Information — Ashland’s Internet address is http://www.ashland.com.  On this website, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5.  All such reports will be available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the Securities and Exchange Commission (SEC).  Ashland also makes available, free of charge on its website, its Corporate Governance Guidelines, Board Committee Charters, Director Independence Standards, and code of business conduct that applies to Ashland’s directors, officers and employees.  These documents are also available in print to any shareholder who requests them.  Information contained on Ashland’s website is not part of this annual report on Form 10-K and is not incorporated by reference in this document.  The public may read and copy any materials Ashland files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

CORPORATE DEVELOPMENTS

On November 30, 2010, Ashland and Süd-Chemie AG (Süd-Chemie) completed the combination of their worldwide activities in the foundry chemical sector through the formation of a global joint venture.  The joint venture, based in Hilden, Germany, operates under the name ASK Chemicals GmbH.  Ashland and Süd-Chemie each hold a fifty-percent interest in ASK Chemicals GmbH, and operations management leadership is held by Süd-Chemie.  For additional information regarding the joint venture, see Note C of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

On March 31, 2011, Ashland completed the sale of substantially all of the assets of its global distribution business (which previously comprised the Ashland Distribution business segment) to Nexeo Solutions, LLC, formerly known as TPG Accolade, LLC, for a purchase price, net of adjustments, of $972 million in cash.  For additional information regarding the sale of Ashland Distribution, see Note C of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

On August 23, 2011, Ashland completed the acquisition of International Specialty Products Inc. (ISP) whereby Ashland acquired all of the outstanding equity interests of ISP.  The purchase was an all-cash transaction for $3.2 billion, reduced by the amount of ISP’s net indebtedness at closing.  The purchase price is subject to certain post-closing adjustments.  As a result of the ISP transaction, Ashland’s former Ashland Aqualon Functional Ingredients business segment has been combined with ISP to form the Ashland Specialty Ingredients business segment.  Additionally, as a part of the ISP acquisition, Ashland Performance Materials assumed operations of ISP’s Elastomers business.  For additional information regarding the ISP transaction, see Note B of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

ASHLAND SPECIALTY INGREDIENTS

Ashland Specialty Ingredients (Specialty Ingredients) offers industry-leading products, technologies and resources for solving formulation and product performance challenges in a variety of markets including personal care, pharmaceutical, food and beverage, coatings, construction and energy.  Using natural, synthetic and semi-synthetic polymers derived from plant and seed extracts, cellulose ethers and vinyl pyrrolidones, Specialty Ingredients offers comprehensive and innovative solutions for consumer and industrial applications.

Specialty Ingredients’ areas of expertise include: organic and synthetic chemistry, polymer chemistry, surface and colloid science, rheology and microbiology.

Specialty Ingredients’ solutions provide an array of properties, including: thickening and rheology control, water retention, adhesive strength, binding power, film formation, conditioning and deposition, colloid stabilization, suspension, ultraviolet light filtration and color.

Specialty Ingredients is comprised of the following businesses:

Care Specialties – The Care Specialties business is comprised of the Oral Care, Hair Care, Skin Care and Household product lines.

•
Oral Care – Specialty Ingredients’ portfolio of oral care products deliver active ingredients in toothpaste and mouthwashes; provide bioadhesive functionality for dentures; deliver flavor, texture and other functional properties; and provide product binding to ensure form and function throughout product lifecycle.

•	Hair Care – Specialty Ingredients’ portfolio of hair care products include advanced styling polymers, fixatives, conditioning polymers, emulsifiers, preservatives and rheology modifiers.

•
Skin Care – Specialty Ingredients’ portfolio of skin care products help to detoxify, firm, nourish, revitalize and smooth skin.  The Skin Care line also provides sun care products, including UV filters, water-resistant agents, and thickeners.  Emulsifiers, emollients, preservatives and rheology modifiers complete the Skin Care product line.

•
Household – Specialty Ingredients’ portfolio of products and technologies are used in many types of cleaning applications, including fabric care, household and dish washing.  Specialty Ingredients’ products are used in a variety of applications for viscosity enhancement, particle suspension, rheology modification and stabilization.

Pharmaceutical & Nutrition Specialties – The Pharmaceutical & Nutrition Specialties business includes the Pharmaceutical and Food and Beverage product lines.

•	Pharmaceutical –

o
Excipients and Tablet Coating Systems – Specialty Ingredients is a leading supplier of excipients and tablet coating systems to the pharmaceutical and nutraceutical industries.  The excipients business offers a comprehensive range of polymers for use as tablet binders, superdisintegrants and drug solubilizers, as well as a portfolio of fully formulated, one-step tablet coating systems for immediate release, sustained release and delayed release solutions.

o
Specialty Products – Specialty Ingredients offers a select series of active ingredients and biopolymers with applications in the pharmaceutical and nutraceutical industries including an iron supplement that provides for bioavailabilty of iron, a PVP-iodine antiseptic skin disinfectant for wound treatments, and copolymers that deliver superior film forming and adhesion properties for spray bandages and ostomy adhesives.

•
Food and Beverage – Specialty Ingredients is a global leader in cellulosic food ingredients.  Its products include premium additives, stabilizers and gums, which are used in a wide range of ingredient offerings for bakery, beverage, dairy, desserts and toppings, meat, meat alternatives, pet food, prepared foods, sauces and savory products, and clarifiers used for wine and beer.

Coatings Specialties – The Coatings Specialties business includes the Coatings and Biocides product lines.

•
Coatings – Specialty Ingredients is a recognized leader in rheology solutions for waterborne paints and coatings.  Products include hydroxyethlcellulose (HEC), which provides thickening and application properties for interior and exterior paints, and nonionic synthetic associative thickeners (NSATs), which are APEO-free liquid synthetics for high performance paints and industrial coatings.

•
Biocides – Specialty Ingredients offers a comprehensive line of biocides and preservatives for paints, coatings and wood care.  In addition, Specialty Ingredients offers a broad portfolio of performance foam control agents, surfactants and wetting agents, co-binders and dispersants, and pH neutralizers.

Industrial Specialties – The Industrial Specialties business includes the Construction and Energy product lines.

•
Construction – Specialty Ingredients is a major producer and supplier of cellulose ethers and companion products for the construction industry.  These products control properties such as water retention, open time, workability, adhesion, stabilization, pumping, sag resistance, rheology properties, strength, appearance and performance.

•
Energy – Specialty Ingredients is a leading global manufacturer of synthetic-, cellulose-, and guar-based products for drilling fluids, oil well cement slurries, completion and workover fluids, fracturing fluids and production chemicals.  Specialty Ingredients offers the oil and gas industry solutions for drilling, stimulation, completion, cementing and production applications.

Performance Specialties – The Performance Specialties business provides products and services to over 30 industry-focused business segments.  It offers a broad spectrum of organo- and water-soluble polymers that are derived from both natural and synthetic resources.  Its product lines include derivatized cellulose polymers, synthetics, guar and guar derivatives that impart effective functionalities to serve a variety of industrial markets and specialized applications.  Performance Specialties also offers a comprehensive portfolio of butanediol (BDO) and its derivatives including tetrahydrofuran (THF), N-Methylpyrrolidone (NMP) and gamma-Butyrolactone.  Many of the products within the Performance Specialties business function as performance additives that deliver high levels of end-user value in formulated products.  In other areas, such as plastics and textiles, Performance Specialties’ products function as a processing aid, improving the quality of end products and reducing manufacturing costs.

Specialty Ingredients operates throughout the Americas, Europe and Asia Pacific.  It has 26 manufacturing facilities in nine countries and participates in two joint ventures.  Specialty Ingredients has manufacturing facilities in Huntsville, Alabama; Wilmington, Delaware; Dalton, Georgia; Calvert City, Kentucky; Columbia, Maryland; Freetown, Massachusetts; Chatham and Parlin, New Jersey; Columbus and Lima, Ohio; Kenedy and Texas City, Texas and Hopewell, Virginia within the United States and Doel-Beveren, Belgium; Cabreuva, Brazil; Leaside, Canada; Jiangmen and Nanjing, China; Alizay and Sophia Antipolis, France; Horhausen, Marl and Memmingen, Germany; Zwijndrecht, the Netherlands and Newton Aycliffe and Poole, United Kingdom.  Specialty Ingredients also operates two production facilities through a joint venture in Luzhou and Suzhou, China.

Specialty Ingredients markets and distributes its products and services directly and through third-party distributors in the Americas, Europe and Asia Pacific.

ASHLAND WATER TECHNOLOGIES

Ashland Water Technologies (Water Technologies) is a leading specialty chemical supplier to the pulp, paper, mining, food and beverage, commercial and institutional industries, chemicals processing, general manufacturing and municipal wastewater-treatment.  Its process, utility and functional chemistries are used to improve operational efficiencies, enhance product quality, protect plant assets and minimize environmental impact.  To meet the diverse requirements of its customers, Water Technologies offers a range of services, including analytical and applications laboratories, customized program offerings and, through its StreamLink Specialty Chemicals service model, a focused-service approach.  Water Technologies is the number one global producer of specialty paper-making chemicals.

Water Technologies’ chemical product lines include biocides, cleaners, coagulants and flocculants, converting additives, corrosion inhibitors, defoamers, deposit and scale inhibitors, internal and surface size agents, membrane treatments, odor inhibitors and neutralizers, oxygen scavengers, pulp mill additives, retention, drainage and clarification aids, tissue-making additives, wet- and dry-strength additives, and wood adhesives.

Water Technologies is comprised of the following product lines:

Process Chemistries — Water Technologies manufactures and sells a broad array of process chemicals including deposit and scale control agents, defoamers, biocides, retention aids, frothers and collection aids, crepe and release additives and other process additives for markets including pulp and paper manufacturing, mining and extraction, food processing, power, oil refining, chemicals processing, and general manufacturing.  These products are designed to deliver benefits such as enhanced operational efficiencies, system cleanliness, and superior performance in a wide variety of manufacturing operations globally.

Utility Chemistries — Utility Chemistries provides specialized chemicals and consulting services for the utility water treatment market, which includes boiler water, cooling water, fuel and waste streams for the pulp and paper, food and beverage, commercial and institutional, power, oil refining, chemicals processing, general manufacturing, and municipal waste-water treatment industries.  Water Technologies also manufactures and sells automated equipment, including performance-based feed and control systems, proprietary monitoring devices and remote system surveillance.  The utility products, services and equipment offerings are designed to protect plant assets and optimize energy, water and operational costs at customers’ facilities.

Functional Chemistries — Functional Chemistries produces specialized chemicals for the paper industry that impart specific properties such as strength, liquid holdout and printability to the final paper or board.  Markets include packaging, tissue and towel, and printing and writing.  Products and technologies include internal and surface sizing agents and wet/dry strength additives.

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

Water Technologies markets and distributes its products and services directly and through third-party distributors in the Americas, Europe and Asia Pacific.

ASHLAND PERFORMANCE MATERIALS

Ashland Performance Materials (Performance Materials) is a global producer of specialty resins and adhesives serving the construction, transportation, infrastructure, packaging and converting, marine and energy markets.  It is a global leader in unsaturated polyester and vinyl ester resins.  Performance Materials is also a major supplier of gelcoats, pressure-sensitive adhesives, structural adhesives, laminating adhesives and coatings, and elastomers.  In addition, through Performance Materials, Ashland holds a fifty percent joint venture interest in ASK Chemicals GmbH, a global supplier of chemicals and materials to the foundry industry.  For additional information regarding the global joint venture, see Note C of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Performance Materials is comprised of the following businesses:

Composites and Adhesives — The Composites and Adhesives business manufactures and sells a broad range of general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry.  Key markets include the transportation, construction, marine and infrastructure end markets.  Performance Materials’ composite products provide an array of functional properties including corrosion resistance, fire retardance, ultraviolet resistance, water and chemical resistance, high mechanical strength, impact and scratch resistance, and high strength-to-weight ratios.

The Composites and Adhesives business also manufactures and sells adhesive solutions to the packaging and converting, building and construction, and transportation markets and manufactures and markets specialty coatings and adhesive solutions across multiple industries.  Key technologies and markets include: acrylic polymers for pressure-sensitive adhesives; polyvinyl acetate emulsions; urethane adhesives for flexible packaging applications; aqueous and radiation-curable adhesives and specialty coatings for printing and converting applications; emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives and butyl rubber tapes for commercial roofing applications; acrylic, polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, marine, recreational and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding.  Performance Materials’ adhesive products provide an array of functional properties including high-strength bonding, ease and speed of product assembly, heat and moisture resistance and design flexibility.

Elastomers – The Elastomers business, acquired as part of the ISP transaction, is one of the largest suppliers in North America to the merchant market of high-quality styrene butadiene rubber (SBR).  It provides raw materials used in the manufacture of tires, flooring, shoe soles, adhesives and sealants, automotive parts and industrial rubber goods.  With a variety of product grades, the Elastomers business supplies SBR to a wide array of manufacturers.

Performance Materials operates throughout the Americas, Europe and Asia Pacific.  It has 26 manufacturing facilities in 10 countries.  Composites and Adhesives has manufacturing plants in Fort Smith and Jacksonville, Arkansas; Los Angeles, California; Bartow, Florida; Calumet City, Illinois; Elkton, Maryland; Ashland and Columbus, Ohio; White City, Oregon; Neville Island and Philadelphia, Pennsylvania; Piedmont, South Carolina; Neal, West Virginia and Oak Creek, Wisconsin within the United States and Arcariguama, Brazil; Kelowna, Canada; Changzhou and Kunshan, China; Kidderminster, England; Porvoo, Finland; Sauveterre, France; Miszewo, Poland; and Benicarló, Spain.  Elastomers has one manufacturing facility in Port Neches, Texas.  Performance Materials also provides toll manufacturing services to the ASK Chemicals GmbH joint venture through manufacturing facilities located in Changzhou, China; Kidderminster, England; Milan, Italy and Castro-Urdilales, Spain.

Performance Materials markets and distributes its products directly and through third-party distributors in the Americas, Europe and Asia Pacific.

ASHLAND CONSUMER MARKETS

Ashland Consumer Markets is a leading innovator and supplier of high-performance lubricants, automotive chemicals and appearance products, including those marketed under the Valvoline™ brands, and is an operator and franchisor of Valvoline Instant Oil Change™ centers.  Consumer Markets’ Valvoline™ trademark was federally registered in 1873 and is the oldest trademark for lubricating oil in the United States.  Consumer Markets markets the following key brands of products and services to the private passenger car, light truck and heavy duty markets:  Valvoline lubricants; Valvoline Premium Blue™ commercial lubricants; MaxLife™ lubricant products for vehicles with 75,000 or more miles; NextGen™ motor oil made from 50 percent recycled oil; Valvoline Professional Series™ automotive chemicals; Pyroil™ automotive chemicals; Eagle One™ automotive appearance products; Car Brite™ automotive reconditioning products; MaxLife™ and Zerex™ antifreeze; Tectyl™ industrial products and Valvoline Instant Oil Change™ automotive services.

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

Installer Channels — The Installer Channels business sells branded products and services to installers (such as car dealers, general repair shops and quick lubes) and to auto auctions through a network of independent distributors and company-owned and operated “direct market” operations.  This business also sells to national accounts such as Goodyear, Monro and Sears.  In addition, this business includes distribution to quick lubes branded “Valvoline Express Care™,” which consists of 333 independently-owned and operated stores.

Valvoline Instant Oil Change (VIOC) — The Valvoline Instant Oil Change™ chain is the second largest franchise competitor in the U.S. “fast oil change” service business, providing Consumer Markets with a significant presence in the installer channels segment of the passenger car and light truck motor oil market.  As of September 30, 2011, 260 company-owned and 604 independently-owned and operated franchise VIOC centers were operating in 41 states.  VIOC centers offer customers an innovative computer-based preventive maintenance tracking system that allows service technicians to make service recommendations based primarily on manufacturers’ recommendations.

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

Valvoline International — Outside of North America, Valvoline International markets Valvoline™, Eagle One™, Zerex™ and other branded products through wholly-owned affiliates, joint ventures, licensees and independent distributors in 129 countries.  Valvoline International operates joint ventures with Cummins in Argentina, Brazil, China and India.  In addition, Valvoline International operates joint ventures with local entities in Ecuador, Thailand and Venezuela.  Valvoline International markets products for both consumer and commercial vehicles and equipment and is served by company-owned plants in the United States, Australia and the Netherlands and by numerous third-party warehouses and toll manufacturers throughout the world.

Consumer Markets operates lubricant blending and packaging plants in Santa Fe Springs, California; Cincinnati, Ohio; East Rochester, Pennsylvania and Deer Park, Texas within the United States and Wetherill Park, Australia and Dordrecht, the Netherlands.  Automotive chemical manufacturing and distribution is conducted in Hernando, Mississippi.  Bulk blending and distribution facilities are located in College Park, Georgia; Willow Springs, Illinois and St. Louis, Missouri within the United States and Mississauga, Canada.  Distribution operations are conducted from centers located in College

Park, Georgia; Willow Springs, Illinois; Indianapolis, Indiana; St. Louis, Missouri; Cincinnati, Ohio and East Rochester, Pennsylvania within the United States and through owned facilities in Dordrecht, the Netherlands and Birkenhead, United Kingdom and leased facilities in Adelaide, Melbourne, New Castle, Perth and Sydney, Australia.

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

At September 30, 2011, Ashland’s reserves for environmental remediation amounted to $246 million, reflecting Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies and probability techniques are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites is approximately $390 million.  Ashland does not believe that any current individual remediation location is material to Ashland, as its largest reserve for any site is less than 10% of the remediation reserve.  Ashland regularly adjusts its reserves as environmental remediation continues.  Environmental remediation expense, net of insurance receivables, amounted to $36 million in 2011, compared to $22 million in 2010 and $13 million in 2009.

Product Control, Registration and Inventory — Many of Ashland’s products and operations are subject to chemical control laws of the countries in which they are located.  These laws include regulation of chemical substances and inventories under the Toxic Substances Control Act (TSCA) in the United States and Registration, Evaluation and Authorisation of Chemicals (REACH) in Europe.  Under REACH additional testing requirements, documentation, risk assessments and registrations are occurring and will continue to occur and may adversely affect Ashland’s costs of products produced in or imported into the European Union.  Examples of other product control regulations include right to know laws under the Global Harmonized System (GHS) for hazard communication, regulation of biocides under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) in the United States, the Biocidal Products Directive (BPD) in Europe, regulation of chemicals that contact food under the Food, Drug and Cosmetics Act in the United States, the Framework Regulation in Europe and other product control requirements for chemical weapons, drug procurers and import/export.  New laws and regulations may be enacted or adopted by various regulatory agencies globally.  The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

Remediation — Ashland currently operates, and in the past has operated, various facilities at which, during the normal course of business, releases of hazardous substances have occurred.  Additionally, Ashland has known or alleged potential environmental liabilities at a number of third-party sites.  Federal and state laws, including but not limited to the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of

1980 (CERCLA) and various other remediation laws, require that contamination caused by hazardous substance releases be assessed and, if necessary, remediated to meet applicable standards.  Some of these laws also provide for liability for related damage to natural resources, and claims for alleged property and personal injury damage can also arise related to contaminated sites.  Laws in other jurisdictions in which Ashland operates require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.

Air — In the United States, the Clean Air Act (CAA) imposes stringent limits on facility air emissions, establishes a federally mandated operating permit program, allows for civil and criminal enforcement actions and sets limits on the volatile or toxic content of many types of industrial materials and consumer products.  The CAA establishes national ambient air quality standards (NAAQS) with attainment deadlines and control requirements based on the severity of air pollution in a given geographical area.  Various state clean air acts implement, complement and, in many instances, add to the requirements of the federal CAA.  The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland’s businesses and, in many cases, on product formulation and other long-term business decisions.  Other countries where Ashland operates also have laws and regulations relating to air quality.  Ashland’s businesses maintain numerous permits and emission control devices pursuant to these clean air laws.

The United States Environmental Protection Agency (USEPA) has increased its frequency in reviewing the NAAQS.  In 2006, 2008 and 2009, the USEPA established newer and more stringent standards for particulate matter, ozone and sulfur dioxide, respectively.  State and local agencies are beginning to implement options for meeting these newest standards, which should all be in place by 2013.  Particulate matter strategies include dust control measures for construction sites and reductions in emission rates allowed for industrial operations.  Options for ozone include emission controls for certain types of sources, reduced limits on the volatile organic compound content of industrial materials and consumer products, and requirements on the transportation sector.  Most options for sulfur dioxide focus on coal and diesel fuel combustion sources.  It is not possible at this time to estimate the potential financial impact that these newest standards may have on Ashland’s operations or products.  Ashland will continue to monitor and evaluate these standards to meet these and all air quality requirements.

Solid Waste — Ashland’s businesses are subject to various laws relating to and establishing standards for the management of hazardous and solid waste.  In the United States, Ashland’s facilities are subject to RCRA and its regulations governing generators of hazardous waste.  Ashland has implemented systems to oversee compliance with the RCRA regulations.  In addition to regulating current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the storage of regulated substances in underground tanks.  Ashland has or has retained the remediation liability for certain facilities subject to these regulations.  Other countries where Ashland operates also have laws and regulations relating to hazardous and solid waste, and Ashland has systems in place to oversee compliance.

Water — Ashland’s businesses maintain numerous discharge permits.  In the United States, such permits may be required by the National Pollutant Discharge Elimination System of the Clean Water Act and similar state programs.  Other countries have similar laws and regulations requiring permits and controls relating to water discharge.

Climate Change and Related Regulatory Developments — Ashland has been collecting energy use data and calculating greenhouse gas (GHG) emissions for many years.  For the past few years, Ashland has been evaluating the potential impacts from both climate change and the anticipated GHG regulations to facilities, products and other business interests, as well as the strategies commonly considered by the industrial sector to reduce the potential impact of these risks.  These risks are generally grouped as impacts from legislative, regulatory and international developments, impacts from business and investment trends, and impacts to company assets from the physical effects of climate change.  Current North American, European, and other regional regulatory developments are not expected to have a material effect on Ashland’s operations, although some facilities are subject to promulgated rules.  Business and investment trends are expected to drive an increase in the demand for products that improve energy efficiency, reduce energy use and increase the use of renewable resources.  At this time, Ashland cannot estimate the impact of this expected demand increase to its businesses.  Physical effects from climate change have the potential to affect Ashland’s assets in areas prone to sea level rise or extreme weather events much as they do the general public and other businesses.  Due to the uncertainty of these matters, Ashland cannot estimate the impact at this time of GHG-related developments on its operations or financial condition.

Competition

Specialty Ingredients, Water Technologies and Performance Materials compete in the highly fragmented specialty chemicals industry.  The participants in the industry offer a varied and broad array of product lines designed to meet specific customer requirements.  Participants compete with individual and service product offerings on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served.  Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service.  Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility.  The industry has become increasingly global as participants have focused on establishing and maintaining leadership positions outside of their home markets.  Many of these segments’ product lines face domestic and international competitive factors, including industry consolidation, pricing pressures and competing technologies.

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

Intellectual Property

Ashland has a broad intellectual property portfolio which is an important component of all of Ashland’s business segments.  In particular, Ashland’s Specialty Ingredients, Water Technologies and Performance Materials segments rely on patents, trade secrets, formulae and know-how to protect and differentiate their products and technologies.  In addition, these business segments own valuable trademarks which identify and differentiate Ashland’s products from its competitors.  The Valvoline™ trademark and other trademarks related to Valvoline products and franchises are of particular importance to the Consumer Markets segment and the overall Ashland business.  Ashland also licenses intellectual property rights from third-parties.

Raw Materials

All of Ashland’s business segments were negatively impacted to varying degrees in fiscal 2011 by rising and volatile raw materials costs, and these conditions may continue in fiscal 2012.  Ashland purchases its raw materials from multiple sources of supply in the United States and foreign countries, and believes that raw material supplies will be available in quantities sufficient to meet demand in fiscal 2012.

Research and Development

Ashland conducts a program of market-focused research and development to understand the needs of the marketplace, to frame those needs in a platform in which Ashland has capability to deliver, and to determine how to develop or access the intellectual property required to meet the identified market needs.  Ashland has focused on developing new chemistries, market-changing technologies and customer driven solutions at numerous technology centers located in the Americas, Europe and the Asia Pacific region.  Research and development costs are expensed as they are incurred and totaled $89 million in 2011 ($86 million in 2010 and $96 million in 2009).

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are not historical facts and generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “is likely,” “predicts,” and variations of such words and similar expressions.  Although Ashland believes that its expectations are based on reasonable assumptions, such expectations are subject to risks and uncertainties that are difficult to predict and may be beyond Ashland’s control.  As a result, Ashland cannot assure that the expectations contained in such statements will be achieved.  Important factors that could cause actual results to differ materially from those contained in such statements are discussed under “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements in this annual report on Form 10-K.  For a discussion of other factors and risks that could affect Ashland’s expectations and operations, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

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

The revenues and profitability of several of Ashland’s businesses are susceptible to downturns in the economy, particularly in those segments serving the housing, construction, automotive and paper industries.  Both overall demand for Ashland’s products and services and its profitability are affected by economic recession, inflation, changes in prices of raw materials (including many hydrocarbon derivatives, wood pulp and cotton linters) or changes in governmental monetary or fiscal policies.  During the recent economic downturn, a number of Ashland’s customers in the construction, automotive, paper and certain other industries experienced financial and production stresses, which led to decreased demand for certain of Ashland’s products and has affected Ashland’s margins on certain products sold.  Demand for Ashland’s products by many of these customers has not returned to pre-downturn levels, and may not.  While Ashland strives to reduce costs to help offset the effects of this decreased demand, there is no assurance Ashland will be able to manage costs in light of any further demand decreases.  If another economic downturn occurs, the economic recovery is slower than expected or there is a significant decline in customer demand, Ashland’s business, results of operations, financial condition and ability to grow could be negatively impacted.

The competitive nature of Ashland’s markets may delay or prevent the Company from passing increases in raw materials costs on to its customers.  In addition, certain of Ashland’s suppliers may be unable to deliver products or raw materials or may withdraw from contractual arrangements.  The occurrence of either event could adversely affect Ashland’s results of operations.

Rising and volatile raw material prices, especially those of hydrocarbon derivatives, cotton linters or wood pulp, may negatively impact Ashland’s costs.  Similarly, energy costs are a significant component of certain of Ashland’s product costs.  Ashland is not always able to raise prices in response to such increased costs, and its ability to pass on the costs of such price increases is dependent upon market conditions.

Likewise, Ashland purchases certain products and raw materials from suppliers, often pursuant to written supply contracts.  If those suppliers are unable to timely meet Ashland’s orders or choose to terminate or otherwise avoid contractual arrangements, Ashland may not be able to make alternative supply arrangements.  Also, domestic and global government regulations related to the manufacture or transport of certain raw materials may impede Ashland’s ability to obtain those raw materials on commercially reasonable terms.  If Ashland is unable to obtain and retain qualified suppliers under commercially acceptable terms, its ability to manufacture and deliver products in a timely, competitive and profitable manner or grow its business successfully could be adversely affected.

Ashland faces competition from other companies, which places downward pressure on prices and margins and may otherwise adversely affect Ashland’s business.

Ashland operates in highly competitive markets, competing against a number of domestic and foreign companies.  Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service, as well as the ability to bring innovative products or services to the marketplace.  Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility.  As a result, these competitors may be better able to withstand changes in conditions within the relevant industry, changes in the prices of raw materials and energy and changes in general economic conditions.  In addition, competitors’ pricing decisions could compel Ashland to decrease its prices, which could negatively affect its margins and profitability.  Also, additional competition in markets served by Ashland could adversely affect margins and profitability and could lead to a reduction in market share.

Ashland may not realize the anticipated benefits of the ISP acquisition.

Ashland’s ability to realize the anticipated benefits of the ISP acquisition will depend, in part, on its ability to integrate the businesses of ISP successfully and efficiently with Ashland’s businesses.  The combination of two independent companies is a complex, costly and time-consuming process.  As a result, the combined company will be required to devote significant management attention and resources to integrating ISP’s operations and employees with those of Ashland.  For example, because ISP is a privately-held company, Ashland may need to implement additional systems and controls to bring ISP into conformance with public company standards.  In addition, ISP does not utilize an SAP™ enterprise resource planning system (ERP), and Ashland will accordingly need to devote significant resources to convert ISP to Ashland’s ERP platform.  The failure of the combined company to meet the challenges involved in integration or otherwise to realize any of the anticipated benefits of the ISP acquisition could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect Ashland’s business or results of operations.  In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, and diversion of management’s attention, any of which could negatively impact Ashland’s results of operations.

In addition, even if ISP’s operations and employees are integrated successfully with Ashland, the combined company may not realize the full benefits of the acquisition, including the expected sales and growth opportunities, synergies and cost savings.  Such benefits may not be achieved within the anticipated time frame or at all.

Ashland’s substantial global operations subject it to risks of doing business in foreign countries, which could adversely affect its business, financial condition and results of operations.

Nearly one half of Ashland’s net sales for fiscal 2012 is expected to be to customers outside of North America.  Ashland expects sales from international markets to continue to represent an even larger portion of the Company’s net sales in the future.  Ashland has approximately 55 manufacturing facilities located outside of the United States.  Accordingly, Ashland’s business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions.

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

As Ashland continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks.  There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse effect on Ashland’s business, financial condition and results of operations.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact Ashland’s financial performance and restrict its ability to operate its business or execute its strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Ashland’s cost of doing business and restrict its ability to operate its business or execute its strategies.  This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, regulations issued by the U.S. Food and Drug Administration affecting Ashland and its customers, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder.

Business disruptions could seriously harm Ashland’s operations and financial performance.

Business disruptions, including those related to natural disasters, severe weather conditions, supply disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, terrorist attacks, armed conflict, war, pandemic diseases or other catastrophic events, could seriously harm Ashland’s operations, as well as the operations of its customers and suppliers, and adversely impact Ashland’s financial performance.  Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for Ashland’s products, make it difficult or impossible for Ashland to manufacture its products or deliver products and services to its customers or to receive raw materials from suppliers, or create delays and inefficiencies in the supply chain.

While Ashland maintains business continuity plans that are intended to allow it to continue operations or mitigate the effect of events that could disrupt its business, Ashland cannot provide assurances that its plans would fully protect it from all such events.  In addition, insurance maintained by Ashland to protect against loss of business and other related consequences resulting from business disruptions is subject to coverage limitations, depending on the nature of the risk insured.  This insurance may not be sufficient to cover all of Ashland’s damages or damages to others in the event Ashland’s business is disrupted.  In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.

Ashland’s success depends upon its ability to attract and retain key employees and the identification and development of talent to succeed senior management.

Ashland’s success depends on its ability to attract and retain key personnel, and Ashland relies heavily on its management team.  The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect Ashland’s operations.  Also, approximately one-third of Ashland’s U.S. based employees will be retirement-eligible within the next five years, which increases the risk that key employees could leave the Company.  This risk of unwanted employee turnover is enhanced in developing markets which Ashland has targeted for growth, especially in Asia, South America and Eastern Europe.  In addition, because of its reliance on its management team, Ashland’s future success depends, in part, on its ability to identify and develop talent to succeed its senior management.  The retention of key personnel and appropriate senior management succession planning will continue to be critical to the successful implementation of Ashland’s strategies.

Ashland is responsible for, and has financial exposure to, liabilities from pending and threatened claims, including those alleging personal injury caused by exposure to asbestos, which reduce Ashland’s cash flows and could reduce profitability.

There are various claims, lawsuits and administrative proceedings pending or threatened, including those alleging personal injury caused by exposure to asbestos, against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other matters that seek remedies or damages, some of which are for substantial amounts.  While these actions are being contested, their outcome is not predictable.  Ashland’s businesses could be adversely affected by financial exposure to these liabilities.  Insurance maintained by Ashland to protect against claims for damages alleged by third parties is subject to coverage limitations, depending on the nature of the risk insured.  This insurance may not be sufficient to cover all of Ashland’s liabilities to others.  In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.

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

Environmental, health and safety regulations change frequently, and such regulations and their enforcement have tended to become more stringent over time.  Accordingly, changes in environmental, health and safety laws and regulations and the enforcement of such laws and regulations could interrupt Ashland’s operations, require modifications to its facilities or cause Ashland to incur significant liabilities, costs or losses that could adversely affect its profitability.  Actual or alleged violations of environmental, health or safety laws and regulations could result in restrictions or prohibitions on plant operations as well as substantial damages, penalties, fines, civil or criminal sanctions and remediation costs.  In addition, under some environmental laws, Ashland may be strictly liable and/or jointly and severally liable for environmental damages and penalties.

Ashland is also subject to various federal, state, local and foreign environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  Ashland uses engineering studies, historical experience and other factors to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the applicable costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the number and financial strength of other potentially responsible parties at multiparty sites.  As a result, Ashland’s actual costs for environmental remediation could exceed its reserves and, therefore, adversely affect Ashland’s financial performance.

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

Under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances.  In the event Ashland’s tax-qualified pension plans are terminated by the PBGC, Ashland could be liable to the PBGC for some portion of the underfunded amount.

Ashland’s substantial indebtedness may adversely affect its business, results of operations and financial condition, and Ashland’s restrictive debt covenants may affect its ability to successfully operate its businesses.

As a result of the acquisitions of ISP and Hercules Incorporated, Ashland incurred a substantial amount of debt.  Ashland’s substantial indebtedness could adversely affect its business, results of operations and financial condition by, among other things:

•
requiring Ashland to dedicate a substantial portion of its cash flow from operations to pay principal and interest on its debt, which would reduce the availability of Ashland’s cash flow to fund working capital, capital expenditures, acquisitions, execution of its growth strategy and other general corporate purposes;

•	limiting Ashland’s ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of its growth strategy and other purposes;

•
making Ashland more vulnerable to adverse changes in general economic, industry and regulatory conditions and in its business by limiting Ashland’s flexibility in planning for, and making it more difficult for Ashland to react quickly to, changing conditions;

•	placing Ashland at a competitive disadvantage compared with those of its competitors that have less debt and lower debt service requirements;

•	making Ashland more vulnerable to increases in interest rates since some of its indebtedness is subject to variable rates of interest; and

•	making it more difficult for Ashland to satisfy its financial obligations.

In addition, Ashland may not be able to generate sufficient cash flow from its operations to repay its indebtedness when it becomes due and to meet its other cash needs.  If Ashland is not able to pay its debts as they become due, it could be in default under its credit facility or other indebtedness.  Ashland might also be required to pursue one or more alternative strategies to repay indebtedness, such as selling assets, refinancing or restructuring its indebtedness or selling additional debt or equity securities.  Ashland may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, and if Ashland must sell its assets, it may negatively affect its ability to generate revenues.

Ashland’s debt facilities contain various covenants that limit its ability to, among other things: grant liens; incur additional indebtedness; provide guarantees; engage in mergers and acquisitions; sell, transfer and otherwise dispose of property and assets; make loans; invest in joint ventures and other investments; declare dividends, make distributions or redeem or repurchase capital stock; change the nature of Ashland’s business; and enter into transactions with its affiliates.  In addition, Ashland is required to maintain specified financial ratios and satisfy certain financial condition tests specified in its senior credit facility.  If Ashland does not adhere to these covenants, the lenders may have the right to declare a default and could require immediate payment of all debts outstanding or seek other remedies available to them under the debt facilities.

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

The development, manufacture and sale of specialty chemical products by Ashland, including products produced as food ingredients or with pharmaceutical and nutritional supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity.  A product liability claim or judgment against Ashland could also result in substantial and unexpected expenditures, affect consumer or customer confidence in its products, and divert management’s attention from other responsibilities.  Although Ashland maintains product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that Ashland will be able to continue to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product recall or a partially or completely uninsured judgment against Ashland could have a material adverse effect on its results of operations and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Ashland’s corporate headquarters is located in Covington, Kentucky.  Principal offices of other major operations are located in Wilmington, Delaware (Specialty Ingredients and Water Technologies); Wayne, New Jersey (Specialty Ingredients); Dublin, Ohio (Performance Materials); Lexington, Kentucky (Consumer Markets); and Barendrecht, the Netherlands; Shanghai, China; Hyderabad, India and Schaffhausen and Züg, Switzerland (shared service centers of Ashland’s business segments).  All of these offices are leased, except for portions of the Dublin, Ohio facilities that are owned.  Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described within the appropriate business segment under “Item 1” in this annual report on Form 10-K.  All of Ashland’s physical properties are owned or leased.  Ashland believes its physical properties are suitable and adequate for the Company’s business.  Additional information concerning certain leases may be found in Note K of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

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

For additional detailed information regarding liabilities arising from asbestos-related litigation, see “Management’s Discussion and Analysis – Application of Critical Accounting Policies – Asbestos litigation” and Note N of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Environmental Proceedings

(1)      CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of September 30, 2011, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 95 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

(2)      Franklin, Virginia Multi-Media Environmental Compliance Inspection – In April 2005, Hercules’ Franklin, Virginia manufacturing facilities were subject to a multi-media environmental compliance inspection by the USEPA and the Virginia Department of Environmental Quality (VADEQ).  In April 2008, the results of the inspection were provided to Hercules.  The inspection identified areas of potential noncompliance with various environmental regulations.  Hercules and another defendant reached a final settlement with the USEPA in September 2011 pursuant to which they agreed to pay a civil penalty in the aggregate amount of $700,000.  Court approval of the settlement was received in October 2011.

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

(4)      Hattiesburg, Mississippi Resource Conservation and Recovery Act Matter – In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a storm water retention basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource Conservation and Recovery Act.  Ashland has been working with the MDEQ to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  The MDEQ proposed a settlement penalty in excess of $100,000.  In May 2011, the USEPA issued an inspection report from a September 2010 inspection with allegations similar to those of the MDEQ and promulgated an information request.  While it is reasonable to believe that this matter will involve a penalty from the MDEQ and/or the USEPA exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

(5)      Louisiana, Missouri Air Inspection and Penalty Assessment – In 2007, the USEPA conducted an inspection of Hercules’ Louisiana, Missouri production facility for compliance with the CAA’s Leak Detection and Repair regulations.  Hercules subsequently provided additional information to the USEPA in response to matters identified during the inspection close-out meeting.  The USEPA and Hercules entered into a final order pursuant to which Hercules was assessed a penalty of $245,500.  The court approved the final order in September 2011.

For additional information regarding environmental matters and reserves, see “Management’s Discussion and Analysis – Application of Critical Accounting Policies – Environmental remediation and asset retirement obligations” and Note N of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

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

JAMES J. O’BRIEN (age 57) is Chairman of the Board, Chief Executive Officer and a Director of Ashland and has served in such capacities since 2002.

LAMAR M. CHAMBERS (age 57) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 2008.  During the past five years, he has also served as Vice President and Controller of Ashland.

PETER J. GANZ (age 49) is Senior Vice President and General Counsel of Ashland and has served in such capacities since July 2011.  During the past five years, he has also served as a partner with Sedgwick LLP and as Executive Vice President, General Counsel and Secretary of Foster Wheeler AG.

DAVID L. HAUSRATH (age 59) is Senior Vice President of Ashland and has served in such capacity since 2004.  During the past five years, he has also served as General Counsel of Ashland until July 2011.  As previously announced, Mr. Hausrath has elected to retire from Ashland effective December 1, 2011.

SUSAN B. ESLER (age 50) is Vice President and Chief Human Resources and Communications Officer of Ashland and has served in such capacities since 2006 and July 2011, respectively.  During the past five years, she has also served as Vice President, Human Resources and Communications of Ashland.

THEODORE L. HARRIS (age 46) is Senior Vice President of Ashland; President, Global Supply Chain; and President of Performance Materials and has served in such capacities since July 2011, 2008 and 2009, respectively.  During the past five years, he has also served as Vice President of Ashland; President of Environmental, Health and Safety and Information Technology; President of Ashland Distribution and General Manager of the Composite Polymers Division of Ashland.

J. WILLIAM HEITMAN (age 57) is Vice President and Controller of Ashland and has served in such capacities since 2008.  During the past five years, he has also served as Controller of the North American Operations of The Goodyear Tire & Rubber Company.

SAMUEL J. MITCHELL, JR. (age 50) is Senior Vice President of Ashland and President of Consumer Markets and has served in such capacities since July 2011 and 2002, respectively.  During the past five years, he has also served as Vice President of Ashland.

JOHN E. PANICHELLA (age 52) is Senior Vice President of Ashland and President of Specialty Ingredients and has served in such capacities since July 2011 and August 2011, respectively.  During the past five years, he has also served as Vice President of Ashland, President of Ashland Aqualon Functional Ingredients and Vice President and President-Aqualon Division of Hercules.

STEVEN E. POST (age 57) is Vice President, Operations and Environmental, Health and Safety of Ashland and has served in such capacities since October 2011.  During the past five years, he has also served as Senior Vice President, Operations-Specialty Chemicals for ISP’s global manufacturing operations.

PAUL C. RAYMOND, III (age 49) is Senior Vice President of Ashland and President of Water Technologies and has served in such capacities since July 2011 and 2008, respectively.  During the past five years, he has also served as Vice President of Ashland and Vice President and President-Paper Technologies and Ventures Division of Hercules.

ANNE T. SCHUMANN (age 51) is Vice President and Chief Information and Administrative Services Officer of Ashland and has served in such capacities since 2008 and 2009, respectively.  During the past five years, she has also served as Vice President, Acquisition Integration of Ashland and Vice President, Information Technology and Human Resources of Hercules.

WALTER H. SOLOMON (age 52) is Vice President and Chief Growth Officer of Ashland and has served in such capacities since 2005.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See Quarterly Financial Information on page F-56 for information relating to market price and dividends of Ashland’s Common Stock.

At October 31, 2011, there were approximately 15,600 holders of record of Ashland’s Common Stock.  Ashland Common Stock is listed on the New York Stock Exchange (NYSE) (ticker symbol ASH) and has trading privileges on NASDAQ.

There were no sales of unregistered securities required to be reported under Item 701 of Regulation S-K and Ashland made no purchases of Ashland Common Stock during the fourth quarter of fiscal 2011.

FIVE-YEAR TOTAL RETURN PERFORMANCE GRAPH

The following graph compares Ashland’s five-year cumulative total shareholder return with the cumulative total return of S&P 500† large-cap index, S&P  MidCap 400† index, and two peer groups of companies. As a result of Ashland’s acquisition of ISP and its disposition of the Distribution segment in fiscal year 2011, the Peer Group – Materials was added to this year’s graph because this peer group is a better comparison group to Ashland’s business.  However, in accordance with SEC rules, the graph continues to include the Peer Group – Chemicals for comparison purposes.  Ashland intends to remove Peer Group – Chemicals in next year’s performance graph.  Ashland was listed in the S&P 500† index until November 2008 and is now listed in the S&P MidCap 400† index. The cumulative total shareholder return for each of these groups assumes the reinvestment of dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASHLAND, S&P 500† LARGE-CAP INDEX, S&P MIDCAP 400† INDEX, AND PEER GROUPS

	2006	2007	2008	2009	2010	2011
Ashland	100	110	55	83	94	86
S&P 500† (large-cap)	100	116	91	85	93	94
S&P MidCap 400†	100	119	99	96	113	111
Peer Group - Chemicals	100	125	116	133	162	161
Peet Group - Materials	100	137	109	105	118	110

The peer groups consist of the following industry indices:

∙
Peer Group – Chemicals:  S&P 500† Specialty Chemicals (large-cap), S&P MidCap 400† Specialty Chemicals, S&P SmallCap 600† Specialty Chemicals, and S&P MidCap 400† Diversified Chemicals.  As of September 30, 2011, this peer group consists of 24 companies.

∙	Peer Group - Materials: S&P 500† Materials (large-cap) and S&P 400† Materials. As of September 30, 2011, this peer group consists of 59 companies.

ITEM 6.  SELECTED FINANCIAL DATA

See Five-Year Selected Financial Information on page F-57.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-35.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Quantitative and Qualitative Disclosures about Market Risk on page M-34.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of September 30, 2011, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2011.

Internal Control Over Financial Reporting — See Management’s Report on Internal Control Over Financial Reporting on page F-2 and the Report of Independent Registered Public Accounting Firm on page F-3.

Changes in Internal Control Over Financial Reporting — There has been no change in Ashland’s internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, Ashland’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information to appear under the captions “Election of Directors” in Ashland’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2011.  See also the list of Ashland’s executive officers and related information under “Executive Officers of Ashland” in Part I - Item X in this annual report on Form 10-K.

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

ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information to appear under the captions “Compensation of Directors,” “Corporate Governance - Personnel and Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Personnel and Compensation Committee Report on Executive Compensation” in Ashland’s Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is hereby incorporated by reference the information to appear under the captions “Ashland Common Stock Ownership of Certain Beneficial Owners,” “Ashland Common Stock Ownership of Directors and Executive Officers of Ashland,” “Compensation of Directors – Annual Retainer” and “Executive Compensation – Nonqualified Deferred Compensation” in Ashland’s Proxy Statement.

The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2011.  Except as disclosed in the narrative to the table, all plans were approved by shareholders of Ashland.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders...................................................................................................	1,892,932	(1)	$25.80	(2)	2,390,395	(3)

Equity compensation plans not approved by security holders...................................................................................................	256,702	(4)	—		713,491	(5)

Total.......................................................................................................	2,149,634		$25.80	(2)	3,103,886

________

(1)
This figure includes (a) 201,904 stock options outstanding under the Amended and Restated Ashland Inc. Incentive Plan (Amended Plan), (b) 32,384 stock options outstanding under the Hercules Incorporated Amended and Restated Long Term Incentive Compensation Plan, and (c) 11,784 stock options outstanding under the Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors.  This figure also includes 47,577 net shares that could be issued under stock-settled SARs under the Amended Plan and 650,972 net shares that could be issued under stock-settled SARs under the 2006 Ashland Inc. Incentive Plan (2006 Incentive Plan), based upon the closing price of Ashland Common Stock on the NYSE on September 30, 2011 of $44.14.  Additionally, this figure includes 247,956 restricted stock shares granted under the Amended Plan and deferred, 257,456 performance share units for the fiscal 2009-2011 performance period, 162,330 performance share units for the fiscal 2010-2012 performance period, and 157,056 performance share units for the fiscal 2011-2013 performance period, payable in Ashland Common Stock under the 2006 Incentive Plan, estimated assuming target performance is achieved.  Also included in the figure are 85,273 shares to be issued under the pre-2005 Deferred Compensation Plan for Employees and 38,240 shares to be issued under the pre-2005 Deferred Compensation Plan for Non-Employee Directors, payable in Ashland Common Stock upon termination of employment or service with Ashland.

(2)
The weighted-average exercise price excludes shares in Ashland Common Stock which may be distributed under the deferred compensation plans and the deferred restricted stock and performance share units which may be distributed under the Amended Plan and the 2006 Incentive Plan as described in footnotes (1) and (4) in this table.

(3)
This figure includes 1,945,943 shares available for issuance under the 2011 Incentive Plan, 148,827 shares available for issuance under the pre-2005 Deferred Compensation Plan for Employees and 295,625 shares available for issuance under the pre-2005 Deferred Compensation Plan for Non-Employee Directors.

(4)
This figure includes 74,600 shares to be issued under the Deferred Compensation Plan for Employees (2005) and 182,102 shares to be issued under the Deferred Compensation Plan for Non-Employee Directors (2005), payable in Ashland Common Stock upon termination of employment or service with Ashland.  Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s shareholders.

(5)
This figure includes 397,820 shares available for issuance under the Deferred Compensation Plan for Employees (2005) and 315,671 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors (2005).  Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information to appear under the captions “Corporate Governance – Director Independence and Certain Relationships,” “Related Person Transaction Policy,” and “Audit Committee Report” in Ashland’s Proxy Statement.

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
Third Restated Articles of Incorporation of Ashland and amendment thereto effective February 3, 2009 (filed as Exhibit 3.1 to Ashland’s Form 10-Q for the quarter ended December 31, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

3.2	-	By-laws of Ashland, effective as of June 30, 2005 (filed as Exhibit 3(ii) to Ashland’s Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-32532), and incorporated herein by reference).

4.1	-
Ashland agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of Ashland and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the SEC.

4.2	-
Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank, N.A., as Trustee (filed as Exhibit 4.2 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

4.3	-
Agreement of Resignation, Appointment and Acceptance, dated as of November 30, 2006, by and among Ashland, Wilmington Trust Company (Wilmington) and Citibank, N.A. (Citibank) whereby Wilmington replaced Citibank as Trustee under the Indenture dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland and Citibank (filed as Exhibit 4 to Ashland’s Form 10-Q for the quarter ended December 31, 2006 (SEC File No. 001-32532), and incorporated herein by reference).

4.4	-
Indenture, dated May 27, 2009, by and among Ashland, the Guarantors and U.S. Bank National Association (filed as Exhibit 4.1 to Ashland’s Form 10-Q for the quarter ended June 30, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

4.5	-
Warrant Agreement dated July 27, 1999 between Hercules and The Chase Manhattan Bank, as warrant agent (filed as Exhibit 4.4 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.6	-	Form of Series A Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.5 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.7	-	Form of CRESTSSM Unit (filed as Exhibit 4.7 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.8	-	Form of Warrant (filed as Exhibit 4.8 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

The following Exhibits 10.1 through 10.22 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulation S-K.

10.1	-
Ashland Inc. Deferred Compensation Plan for Non-Employee Directors and Amendment No. 1 (filed as Exhibit 10.5 to Ashland’s Form 10-Q for the quarter ended December 31, 2004 (SEC File No. 001-32532), and incorporated herein by reference).

10.2	-
Ashland Inc. Deferred Compensation Plan and Amendment No. 1 (filed as Exhibit 10.3 to Ashland’s Form 10-Q for the quarter ended December 31, 2004 (SEC File No. 001-32532), and incorporated herein by reference).

10.3	-
Amended and Restated Ashland Inc. Deferred Compensation Plan for Employees (2005) (filed as Exhibit 10.3 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

10.4	-
Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005) (filed as Exhibit 10.4 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

10.5	-
Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as Exhibit 10.5 to Ashland’s Form 10-K for the fiscal year ended September 30, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.6	-
Ashland Supplemental Defined Contribution Plan for Certain Employees (filed as Exhibit 10.3 to Ashland’s Form 10-Q for the quarter ended March 31, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.7	-
Amended and Restated Ashland Inc. Nonqualified Excess Benefit Pension Plan (filed as Exhibit 10.6 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

10.8	-
Hercules Incorporated Employee Pension Restoration Plan (filed as Exhibit 10.9 to Ashland’s Form 10-K for the fiscal year ended September 30, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.9	-	Form of Chief Executive Officer Change in Control Agreement (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on January 7, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.10	-	Form of Executive Officer Change in Control Agreement (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on January 7, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.11	-
Form of Executive Officer Change in Control Agreement, effective for agreements entered into after July 2009 (filed as Exhibit 10.11 to Ashland’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.12	-	Ashland Inc. Severance Pay Plan (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on January 7, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.13	-
Employment Agreement between Ashland and John E. Panichella (filed as Exhibit 10.14 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

10.14	-
Employment Agreement between Ashland and Paul C. Raymond, III (filed as Exhibit 10.15 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

10.15	-
Form of Indemnification Agreement between Ashland and members of its Board of Directors (filed as Exhibit 10.10 to Ashland’s annual report on Form 10-K for fiscal year ended September 30, 2005 (SEC File No. 001-32532), and incorporated herein by reference).

10.16	-
Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit 10.17 to Ashland’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.17	-	2006 Ashland Inc. Incentive Plan (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended December 31, 2005 (SEC File No. 001-32532), and incorporated herein by reference).

10.18	-	2011 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 1, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.19	-	Form of Stock Appreciation Rights Award Agreement (filed as Exhibit 10.4 to Ashland’s Form 10-Q for the quarter ended March 31, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.20	-	Form of Performance Unit (LTIP) Award Agreement (filed as Exhibit 10.5 to Ashland’s Form 10-Q for the quarter ended March 31, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.21	-	Form of Restricted Stock Award Agreement (filed as Exhibit 10.6 to Ashland’s Form 10-Q for the quarter ended March 31, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.22	-	Form of Restricted Stock Unit Agreement.

10.23	-
Purchase Agreement for the $650 Million 9 1/8% Senior Notes due 2017, dated May 19, 2009, between Ashland and Banc of America Securities, LLC, Scotia Capital (USA) Inc. and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended June 30, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.24	-
Credit Agreement dated as of August 23, 2011, among Ashland, as Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, Bank of America, N.A., U.S. Bank National Association and PNC Bank, National Association, as Co-Documentation Agents, and the Lenders from time to time party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on August 29, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.25	-
Master Formation Agreement dated July 15, 2010, among Ashland, Süd-Chemie Aktiengesellschaft and Ashland-Südchemie-Kernfest GmbH filed as Exhibit 10.26 to Ashland’s Form 10-K for the fiscal year ended September 30, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.26	-
Master Contribution and Sale Agreement dated July 15, 2010, among Ashland, Ashland International Holdings, Inc., Süd-Chemie Aktiengesellschaft, Tecpro Holding Corporation Inc. and Ashland-Südchemie-Kernfest GmbH (filed as Exhibit 10.27 to Ashland’s Form 10-K for the fiscal year ended September 30, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.27	-
Shareholders’ Agreement effective November 30, 2010 by and between Süd-Chemie Aktiengesellschaft and Süd-Chemie Finance GmbH and Ashland and Ashland International Holdings, Inc. (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended December 31, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.28	-
Agreement of Purchase and Sale dated November 5, 2010, by and between Ashland Inc. and TPG Accolade, LLC (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on November 10, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.29	-
Amendment Agreement dated March 31, 2011, by and between Ashland and Nexeo Solutions, LLC, formerly known as TPG Accolade, LLC (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on April 5, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.30	-
Stock Purchase Agreement dated as of May 30, 2011, entered into by and among The Samuel J. Heyman 1981 Continuing Trust for Lazarus S. Heyman, The Samuel J. Heyman 1981 Continuing Trust for Eleanor S. Heyman, The Samuel J. Heyman 1981 Continuing Trust for Jennifer L. Heyman, The Samuel J. Heyman 1981 Continuing Trust for Elizabeth D. Heyman, The Lazarus S. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Eleanor S. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Jennifer L. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Elizabeth D. Heyman Age 50 Trust for Assets Appointed Under Will of Lazarus S. Heyman, The Horizon Holdings Residual Trust, RFH Investment Holdings LLC, Ashland and Ronnie F. Heyman, as representative of the Seller Parties (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on May 31, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

11	-	Computation of Earnings Per Share (appearing in Note A of Notes to Consolidated Financial Statements in this annual report on Form 10-K).

12	-	Computation of Ratio of Earnings to Fixed Charges.

18	-	PricewaterhouseCoopers LLP Preferability Letter Related to Change in Accounting for Pensions and Inventory.

21	-	List of Subsidiaries.

23.1	-	Consent of PricewaterhouseCoopers LLP.

23.2	-	Consent of Hamilton, Rabinovitz & Associates, Inc.

24	-	Power of Attorney.

31.1	-	Certification of James J. O’Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Lamar M. Chambers, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Income for years ended September 30, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets at September 30, 2011 and 2010; (iii) Statements of Consolidated Stockholders’ Equity at September 30, 2011, 2010 and 2009; (iv) Statements of Consolidated Cash Flows for years ended September 30, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
By:
/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer
Date: November 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 23, 2011.

Signatures	Capacity

/s/ James J. O’Brien	Chairman of the Board, Chief Executive Officer and Director
James J. O’Brien	(Principal Executive Officer)

/s/ Lamar M. Chambers	Senior Vice President and Chief Financial Officer
Lamar M. Chambers	(Principal Financial Officer)

/s/ J. William Heitman	Vice President and Controller
J. William Heitman	(Principal Accounting Officer)

*	Director
Roger W. Hale

*	Director
Kathleen Ligocki

*	Director
Vada O. Manager

*	Director
Barry W. Perry

*	Director
Mark C. Rohr

*	Director
George A. Schaefer, Jr.

*	Director
Theodore M. Solso

*	Director
John F. Turner

*	Director
Michael J. Ward

*By:	/s/ Peter J. Ganz
Peter J. Ganz
Attorney-in-Fact

Date:	November 23, 2011

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2011, 2010 and 2009.

BUSINESS OVERVIEW

Ashland profile

Ashland is a leading, global specialty chemical company that provides products, services and solutions that meet customer needs throughout a variety of industries.  Ashland’s chemistry is used in a wide variety of markets and applications, including architectural coatings, automotive, construction, energy, food and beverage, personal care, pharmaceutical, tissue and towel, and water treatment.  With approximately 15,000 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 46% in 2011, 44% in 2010 and 43% in 2009.  Sales by region expressed as a percentage of total consolidated sales were as follows:

Sales by Geography	2011 (a)	2010	2009 (b)
North America	54%	56%	57%
Europe	26%	25%	25%
Asia Pacific	13%	12%	12%
Latin America & other	7%	7%	6%
	100%	100%	100%

(a)   Sales from the acquired operations of International Specialty Products Inc. (ISP) are included from the acquired date of August 23, 2011 and forward.
(b)   Sales from the acquired operations of Hercules Incorporated (Hercules) are included from the acquired date of November 13, 2008 and forward.

Business segments

Ashland’s reporting structure is composed of four reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients) which in previous years was known as Ashland Functional Ingredients, Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  For further descriptions of each business segment see the “Results of Operations – Business Segment Review” beginning on page M-11.

The contribution to sales by each business segment expressed as a percentage of total consolidated sales were as follows:

Sales by Business Segment	2011 (a)	2010	2009 (b)
Specialty Ingredients	20%	16%	15%
Water Technologies	29%	31%	32%
Performance Materials	21%	22%	21%
Consumer Markets	30%	31%	32%
	100%	100%	100%

(a)   Sales from the acquired operations of ISP are included from the acquired date of August 23, 2011 and forward.
(b)   Sales from the acquired operations of Hercules are included from the acquired date of November 13, 2008 and forward.

KEY DEVELOPMENTS

During 2011and other previous periods, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Economic environment

Ashland has generally experienced demand increases within each operating segment on a comparable basis; however, its current financial performance has been adversely impacted by escalating raw material costs.  Ashland continues to emphasize price increases to offset these increased costs, while internally assessing operations for cost reduction opportunities, including stranded costs from the sale of the Distribution business and the contribution of the Casting Solutions business to the expanded global joint venture with Süd-Chemie that both occurred during 2011.

Acquisitions/Divestitures

International Specialty Products acquisition

On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve months ended September 30, 2011.  The purchase price was an all cash transaction, reduced by the amount of ISP’s net indebtedness at closing, and is subject to a post-closing adjustment based on changes in ISP’s net working capital at closing.  In addition, the purchase price is subject to post-closing adjustments to the extent that certain change in control payments, termination costs for interest rate swaps, and accrued pension and other post-employment benefit liabilities of ISP exceed specified amounts.  Ashland has included ISP within the Specialty Ingredients reporting segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve months ended September 30, 2011, which has been included within the Performance Materials reporting segment.

Distribution divestiture

On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (formerly known as TPG Accolade, LLC (Nexeo)) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million.  The tax effects on the gain were partially offset by a $72 million release of tax valuation allowances on a capital loss carry-forward generated from the December 2008 divestiture of Ashland’s interest in FiberVisions Holdings LLC.  The gain was included within the discontinued operations caption in the Statements of Consolidated Income for 2011.  Ashland Distribution recorded sales of $3,419 million during the fiscal year ended September 30, 2010 and employed approximately 2,000 employees across North America and Europe.

Because this transaction signifies Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  Certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that do not qualify for discontinued operations accounting classification are now reported as costs within the Unallocated and other section for segment reporting purposes, and equaled $36 million, $31 million and $25 million for 2011, 2010 and 2009, respectively.  Ashland is currently implementing plans to reduce these stranded costs.

Ashland will retain and has agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  Costs directly related to these expenses have been included within the discontinued operations caption for 2011, 2010 and 2009.  The ongoing effects of the pension and postretirement plans for former Distribution employees will be reported within the Unallocated and other section of continuing operations subsequent to March 31, 2011.

As part of this sale, Ashland is receiving transition service fees for ongoing administrative and other services being provided to Nexeo.  During 2011 Ashland recognized transition service fees of $17 million, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Income.  While the transition service agreements vary in duration depending upon the type of service provided, Ashland is implementing plans to reduce costs as the transition services are phased out.  See Note D of Notes to Consolidated Financial Statements for further information on the results of operations of Distribution for all periods presented.

Casting Solutions joint venture

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Casting Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recently completed fiscal year prior to the closing.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year prior to the closing.

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

Upon closing of the transaction, the joint venture distributed a $21 million net payment to Ashland in accordance with the agreement.  From the closing date of the transaction through the end of 2011, Ashland received an additional $46 million cash payment from the joint venture, representing final distributions resulting from post-closing activities and measurements set forth in the agreement.

Ashland recognized a pretax gain of $23 million during 2011, attributable to the fair market value of the net assets contributed to the joint venture.  For the majority of the valuation of the contributed assets and liabilities, Ashland utilized the discounted cash flow method; however, the adjusted book value method was also used in some areas of the valuation.  The gains were included in the net gain on acquisitions and divestitures caption in the Statements of Consolidated Income.

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under accounting principles generally accepted in the United States of America (U.S. GAAP).  As a result, beginning on December 1, 2010, the results of the Performance Materials segment no longer includes the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to the Casting Solutions business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials segment and in the equity and other income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture has resulted in certain stranded costs that Ashland is currently implementing cost reduction plans to eliminate.

Ara Quimica acquisition

In April 2010, Ashland acquired the remaining 50% interest in Ara Quimica S.A. (Ara Quimica), a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica, which it recorded as an equity-method investment within the Performance Materials reporting segment.  During 2010, Ashland recognized a pretax gain of $23 million as a result of revaluing its existing equity interest held in Ara Quimica before the business combination.  The gain was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As a result of this transaction, Ashland recorded $19 million of current assets and $61 million of long-term assets, which includes $55 million of goodwill and intangible assets.  In addition, Ashland recorded $18 million of current liabilities and $6 million of noncurrent liabilities.

Pinova divestiture

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Specialty Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million five-year promissory note from TorQuest Partners.  The Pinova business, with annual revenues of approximately $85 million per year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  The transaction resulted in a pretax gain of less than $1 million, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As part of this transaction, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

Drew Marine divestiture

In August 2009, Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax, which was subsequently reduced by $4 million after giving effect to post-closing adjustments related primarily to working capital.  Drew Marine businesses had annual sales of approximately $140 million per year.  The transaction resulted in an initial pretax gain of $56 million during 2009, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As part of this transaction, Ashland has agreed to continue to manufacture certain products for Drew Marine.

Hercules acquisition

On November 13, 2008, Ashland completed its acquisition of Hercules in a transaction valued at approximately $3.4 billion.  The total merger consideration for outstanding Hercules Common Stock was $2,594 million, including $2,096 million in cash, $450 million in Ashland Common Stock with the remaining value of the transaction related to cash consideration and value for restricted stock units, stock options and transaction costs.  In addition, Ashland assumed $798 million in debt as a part of the transaction.  The acquired businesses of Hercules currently comprise significant portions of the Specialty Ingredients and Water Technologies reporting segments.

Restructuring and integration programs

Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.  As of September 30, 2011, the remaining restructuring reserves for previously announced programs principally consisted of severance payments from the 2009 Hercules Integration Plan, which resulted in 12 permanent facility closings and a reduction in the global workforce of over 2,000 employees between 2008 and 2010, and the Performance Materials restructuring, which consisted of several plant closings and operational redesign to eliminate excess capacity that was announced during 2010.  The total restructuring cost incurred under these plans during 2010 was $15 million, and was classified within the selling, general and administrative expense caption of the Statements of Consolidated Income.  The total restructuring cost incurred during 2009 was $96 million, of which $75 million had been charged as an expense within the Statements of Consolidated Income, consisting of $58 million classified within the selling, general and administrative expense caption and $17 million of accelerated depreciation charged to the cost of sales caption.  The remaining cost of $21 million related to severance associated with Hercules personnel, which qualified for the purchase method of accounting in accordance with U.S. GAAP at that time, and had no effect on the Statements of Consolidated Income.

During 2011, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to the new global joint venture with Süd-Chemie.  In addition, Ashland is currently taking action to integrate ISP into the Specialty Ingredients and Performance Materials businesses, subsequent to its purchase in August 2011.  As a first step to address cost reduction opportunities resulting from these transactions, Ashland announced a voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business.  As of September 30, 2011, 150 employees have been formally approved for the VSO.  An involuntary program was also initiated as a further step to capture targeted saving levels from these transactions and other business cost saving initiatives.  The VSO and involuntary program resulted in a severance charge of $34 million classified within the selling, general and administrative expense caption of the Statements of Consolidated Income.  Ashland anticipates additional subsequent charges from ongoing efforts to maximize operational efficiencies as a result of these transactions.

Financing activities

On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion senior secured credit facility with a group of lenders (the Senior Credit Facility).  The Senior Credit Facility is comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition.

The Senior Credit Facility is guaranteed by Ashland’s existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, certain foreign subsidiaries and certain other subsidiaries), and is secured by a first-priority security interest in substantially all the personal property assets, and certain real property assets, of Ashland and the guarantors, including all or a portion of the equity interests of certain of Ashland’s domestic subsidiaries and first-tier foreign subsidiaries and, in certain cases, a portion of the equity interests of other foreign subsidiaries.  The term loan A facility was drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments beginning on December 31, 2011, with an aggregate amount equal to 5% of the original principal amount of such facility due in each of the first and second years after August 23, 2011 (the closing date), an aggregate amount equal to 10% of the original principal amount due in each of the third and fourth years after the closing date, an aggregate amount equal to 15% of the original principal amount due in the fifth year after the closing date, and a final payment of all outstanding principal and interest due on August 23, 2016.  The term loan B facility was also drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments beginning on December 31, 2011, with an aggregate amount equal to 1% of the original principal amount of such facility due in each of the seven years after the closing date, and a final payment of all outstanding principal and interest due on August 23, 2018.  Total borrowing capacity remaining under the $1.0 billion revolving credit facility was $914 million, representing a reduction of $86 million for letters of credit outstanding at September 30, 2011.

At Ashland’s option, loans issued under the credit agreement carry interest rates of LIBOR or an alternate base rate, in each case plus the applicable interest rate margin.  Loans in respect of the term loan B facility carry interest rates of LIBOR plus 2.75%, in the case of LIBOR borrowings, or at the alternate base rate plus 1.75%, and is subject to a 1% LIBOR floor.  Loans in respect of the term loan A facility and the revolving credit facility carried an initial interest rate of LIBOR plus 2.25%, in the case of LIBOR borrowings, or at the alternate base rate plus 1.25%, through and including February 19, 2012, and thereafter the interest rate will fluctuate between LIBOR plus 1.75% and LIBOR plus 2.50% (or between the alternate base rate plus 0.75% and the alternate base rate plus 1.50%), based upon Ashland’s corporate credit ratings or the consolidated gross leverage ratio (as defined in the credit agreement) (whichever yields a lower applicable interest rate margin) at such time.  In addition, Ashland will initially be required to pay fees of 0.40% on the daily unused amount of the revolving credit facility through and including February 19, 2012, and thereafter the fee rate will fluctuate between 0.30% and 0.50%, based upon Ashland’s corporate credit ratings or the consolidated gross leverage ratio.  In order to manage the variable interest rate risk associated with term loans A and B, Ashland entered into interest rate swap agreements.  As of September 30, 2011, the total notional value of interest rate swaps related to term loan A and term loan B equaled $1.5 billion and $650 million, respectively, effectively fixing the interest rates for approximately 75% of the term loan A and term loan B principal in the aggregate.  See Note G for additional information on the interest rate swap instruments.

The term loan A facility and the revolving credit facility may be prepaid at any time without premium.  If within one year of the closing date, Ashland refinances, or voluntarily prepays loans in respect of, the term loan B facility through the incurrence of other long-term bank debt that has a lower effective yield than the yield on the term loan B facility, then Ashland is required to pay a prepayment premium equal to 1.0% of the aggregate principal amount of the term loan B facility so refinanced or prepaid.  In addition, Ashland is required to make mandatory prepayments in respect of the Senior Credit Facility with specified percentages of the net cash proceeds of certain asset dispositions, casualty events and debt and equity issuances and with specified percentages of excess cash flow, in each case subject to certain conditions.

Former senior credit facility

During March 2011, Ashland terminated its previous term loan A facility due 2014, paying off the outstanding balance of $289 million with funds received from the sale of Distribution.  As a result of the termination of this facility, Ashland recognized an $11 million charge for the remaining debt issuance costs related to the loan fees paid to originate the loan, which is included in the net interest and other financing expense caption in the Statements of Consolidated Income.

On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a credit agreement with a group of lenders.  The credit agreement provided for an aggregate principal amount of $850 million in senior secured credit facilities, consisting of a $300 million four-year term loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the term loan A facility were used, together with proceeds from the accounts receivable securitization facility described further within this note, and cash on hand to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the credit facilities and the related transactions.  As discussed above, the term loan A facility was terminated and repaid in March 2011, and the revolving credit facility was replaced with a new $1.0 billion revolving credit facility as part of the August 23, 2011 current Senior Credit Facility.

As a result of the ISP acquisition and financing of the transaction, Ashland’s corporate credit rating was downgraded by Standard & Poor’s from BB+ to BB, while Ashland’s corporate credit rating from Moody’s Investor Services remained unchanged at Ba1.  At September 30, 2011, Standard & Poor’s and Moody’s Investor Services both rated Ashland’s outlook as stable.  Ashland’s ability to access capital markets to provide liquidity has remained largely unchanged as a result of these ratings actions; however, improvements in the credit markets and Ashland’s financial performance, has allowed, and should continue in the future to allow, Ashland to borrow on more favorable terms, including less restrictive covenants and lower interest rates.

Based on Ashland’s current debt structure included in Note I of Notes to Consolidated Financial Statements and the debt restructuring during 2011 in conjunction with the closing of the ISP transaction, future annual interest expense is expected to range from approximately $220 million to $240 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.

Specialty Ingredients expansion – HEC manufacturing facility

In November 2010, Specialty Ingredients’ new hydroxyethylcellulose (HEC) production facility in Nanjing, China became operational.  At a cost of $90 million, the new facility represents Ashland’s largest single investment in China and the Asia Pacific region.  This manufacturing facility increased Specialty Ingredients’ HEC production capacity by 10,000 metric tons per year and can be expanded to produce up to 20,000 metric tons per year.

Stock repurchase and annual dividend increase

In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland purchased common shares through a $200 million 10b5-1 automatic trading plan.  Effective May 31, 2011, as a result of the announcement of the ISP acquisition, Ashland terminated the 10b5-1 automatic trading program.  Purchases under the plan amounted to $71 million, or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.

In May 2011, the Board of Directors of Ashland announced a quarterly cash dividend of 17.5 cents per share, 70 cents per share on an annual basis, to eligible shareholders of record.  This amount was paid for quarterly dividends in June and September 2011, and was an increase from the quarterly cash dividend of 15 cents per share paid during the first and second quarters of fiscal 2011.  Cash dividends paid during fiscal 2011, 2010 and 2009 were 65 cents, 45 cents and 30 cents per share, respectively.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of non-GAAP measures

Based on clarification and interpretive guidance from the Securities and Exchange Commission regarding the use of non-GAAP measures, Ashland has included within this document certain non-GAAP measures which include EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma affects for significant acquisitions or divestitures, as applicable), adjusted EBITDA margin (adjusted EBITDA, which can include pro forma adjustments, divided by sales) and free cash flow (cash flows by operating activities from continuing operations minus cash dividends paid and additions to property, plant and equipment).  Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.  Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  In addition, certain financial covenants related to Ashland’s Senior Credit Facility are based on similar non-GAAP measures.  The non-GAAP information provided is unique to Ashland and may not be consistent with the methodologies used by other companies.

Consolidated review

Net income

Ashland’s net income amounted to $414 million in 2011, $141 million in 2010 and a loss of $261 million in 2009, or $5.17, $1.78 and $(3.60) diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.  Operating income includes Ashland’s adjustment for the immediate recognition of the change in the fair value of the plan assets and net actuarial gains and losses annually for defined benefit pension plans and other postretirement benefit plans each fiscal year.  See “Application of Critical Accounting Policies” for additional details regarding Ashland’s accounting policies for benefit plan obligations.

Income from continuing operations, which excludes results from discontinued operations, amounted to $56 million in 2011, $88 million in 2010 and a loss of $240 million in 2009, or $.70, $1.11 and $(3.31) per diluted earnings per share, respectively.  Operating income was $130 million, $249 million and a loss of $91 million during 2011, 2010 and 2009, respectively.  See the “Operating income” discussion for an analysis of these results.

Ashland incurred pretax net interest and other financing expense of $121 million, $197 million and $205 million during 2011, 2010 and 2009, respectively.  Included within 2011, 2010 and 2009 were accelerated amortization charges and prepayment penalties totaling $12 million, $66 million and $18 million, respectively, for early repayment of various debt instruments.  The decrease in interest expense during 2011 compared to 2010 was primarily attributable to accelerated amortization costs incurred in 2010, as well as reduced debt levels throughout fiscal 2011 as compared to 2010.  The decrease in interest expense during 2010 compared to 2009 was primarily attributable to a lower weighted-average rate of borrowing due to Ashland’s refinancing of debt, as well as approximately $400 million in debt reduction.

The effective income tax benefit rate of 1,766.7% for 2011, 17.3% for 2010 and 25.7% for 2009 were significantly affected by a number of discrete items discussed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Income analysis.

Discontinued operations, which are reported net of taxes, resulted in $358 million and $53 million of income during 2011 and 2010, respectively, and a loss of $21 million in 2009.  The results each year include the direct operating results of Distribution and various adjustments related to previously recorded divestitures as well as updates to the asbestos liability and receivable models.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Income analysis.

Ashland reported significant nonrecurring items in 2011, 2010 and 2009 that were not classified in operating income.  These items in 2011 included a pretax gain of $23 million from the fair value assessment of the Casting Solutions net assets contributed to the expanded global joint venture with Süd-Chemie exceeding the recorded amounts, offset by ISP transaction costs of $21 million included within the net (loss) gain on acquisitions and divestitures caption of the Statements of Consolidated Income.  These items in 2010 included a $23 million pretax gain as a result of remeasuring Ashland’s previously held 50% equity interest in Ara Quimica partially offset by a $5 million pretax charge as a result of the Patient Protection and Affordable Care Act included within the net (loss) gain on acquisitions and divestitures caption of the Statements of Consolidated Income.  These items in 2009 included a $56 million pretax gain from the sale of Drew Marine, which was also reported within the net (loss) gain on acquisitions and divestitures caption of the Statements of Consolidated

Income, as well as a $54 million pretax loss related to cross-currency swaps and a $32 million pretax loss on auction rate securities, which were both associated with the Hercules acquisition and reported within the other income and (expense) caption of the Statements of Consolidated Income.  For further information on each of these items see the related income statement caption discussion in the comparative Statements of Consolidated Income analysis.

Operating income

Operating income amounted to $130 million in 2011, $249 million in 2010 and a loss of $91 million in 2009.  Operating income or loss for each period includes the impact of Ashland’s policy to immediately recognize the change in the fair value of the plan assets and net actuarial gains and losses for defined benefit pension plans and other postretirement benefit plans, which resulted in charges of $318 million in 2011, $268 million in 2010 and $409 million in 2009.

Operating income results in 2011 compared to 2010 included an additional $5 million of operating income from the additional 39 day period the businesses of ISP (acquired on August 23, 2011) were owned in 2011 compared to 2010.  Additionally, the results in 2011 included $55 million for severance and restructuring charges compared to $18 million in 2010.  The results in 2011 also included $16 million for a nonrecurring purchase accounting adjustment related to inventory as well as $19 million for environmental reserve adjustments and $2 million for Casting Solutions transaction and start-up costs related to the Süd-Chemie joint venture.

Operating income results in 2010 compared to 2009 included an additional $24 million of operating income from the additional 44 day period the businesses of Hercules (acquired on November 13, 2008) were owned in 2010 as compared to 2009.  Additionally, the results in 2010 included an $18 million restructuring charge for plant closure costs associated with capacity reductions in the composites line of business within Performance Materials.  The results in 2009 included $47 million in nonrecurring purchase accounting adjustments related to inventory and in-process research and development associated with the Hercules acquisition and $74 million in severance, restructuring charges and plant closure costs for the ongoing integration and reorganization from the Hercules acquisition and other cost reduction programs.  Excluding the items above, operating results improved from 2009 to 2010 due partially to Ashland’s focus on cost control and price management over the past year.  This cost control and price management, along with significant sales growth from increased volumes within all of Ashland’s business segments, after excluding the effect of acquisitions and divestitures as compared to 2009, helped mitigate the effect of substantial raw material cost increases.

Operating income for 2011, 2010 and 2009 included depreciation and amortization (including a $10 million in-process research and development charge during 2009) of $299 million, $280 million and $315 million, respectively.  EBITDA totaled $429 million, $529 million and $224 million for 2011, 2010 and 2009, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items since management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  The inventory fair value adjustments of $16 million in 2011 and $37 million in 2009 relate to charges required by U.S. GAAP upon acquisition of a company’s inventory.  The Hercules business results of $35 million in 2009 relate to the operating income earned and depreciation and amortization expense for the period in which Ashland did not yet own this business.

(In millions)	2011	2010	2009
Operating income	$130	$249	$(91)
Depreciation and amortization (a)	299	280	315
EBITDA	429	529	224
Actuarial loss on pension and other postretirement plan remeasurement	318	268	409
Severance	36	11	50
Environmental reserve adjustments	19	-	-
Casting Solutions transaction and start-up costs	2	-	-
Inventory fair value adjustment	16	-	37
Results of the Hercules business prior to acquisition	-	-	35
Plant closing costs	-	-	4
Currency gain on intracompany loan	-	-	(5)
Adjusted EBITDA	$820	$808	$754

(a)
Includes $19 million, $7 million and $20 million of asset impairment and accelerated depreciation during 2011, 2010 and 2009, respectively, and a $10 million charge for purchased in-process research and development in 2009.

Statements of Consolidated Income – caption review

A comparative analysis of the Statements of Consolidated Income by caption is provided as follows for the years ended September 30, 2011, 2010 and 2009.

				2011	2010
(In millions)	2011	2010	2009	change	change
Sales	$6,502	$5,741	$5,220	$761	$521

Sales for 2011 increased $761 million, or 13%, compared to 2010 primarily as a result of increases in pricing, implemented to recover the effects of increases in raw material costs, and volume increases, which increased sales $475 million and $142 million, respectively, or 11%, in total.  Favorable currency exchange rates and product mix increased sales $111 million and $11 million, respectively.  In addition, the net of acquisitions and divestitures, attributable to the acquisition of ISP in August of 2011, the divestiture of Pinova in January 2010, purchase of Ara Quimica in April 2010 and the contribution of the Casting Solutions business in November 2010, increased sales by $22 million.

Sales for 2010 increased $521 million, or 10%, compared to 2009 primarily as a result of increases in volume and favorable currency exchange rates as price declines partially offset these increases.  During 2010, Ashland experienced solid volume growth as all operating segments reported volume increases, after excluding the effect of acquisitions and divestitures, which increased sales $466 million, or 9%.  Favorable currency exchange rates increased sales $76 million, or 1%, while net price and product mix decreased sales by $128 million, or 2%.  An additional increase in sales of $107 million, or 2%, occurred in 2010 from net acquisitions and divestitures attributable to the November 2008 acquisition of Hercules, the August 2009 divestiture of Drew Marine, the January 2010 divestiture of Pinova, and the April 2010 purchase of Ara Quimica.

				2011	2010
(In millions)	2011	2010	2009	change	change
Cost of sales	$4,890	$4,124	$3,850	$766	$274
Gross profit as a percent of sales	24.8%	28.2%	26.2%

Cost of sales for 2011 increased $766 million, or 19%, compared to 2010 primarily due to escalating raw material costs, that increased cost of sales $570 million, or 14%, which includes a $13 million increase in cost of sales for net actuarial losses for defined benefit plans and other postretirement benefit plans.  Increased volume contributed an additional $66 million, or 2%, to cost of sales, while the net acquisitions and divestitures impact of ISP, Pinova, Ara Quimica and Casting Solutions caused an increase of $35 million, or 1%.  Currency exchange, due to the weakening of the U.S. dollar as compared to 2010, increased cost of sales by $80 million, or 2%.  Change in product mix increased cost of sales by $15 million.

Cost of sales for 2010 increased $274 million, or 7%, compared to 2009 primarily due to increases in volume.  Volume increased cost of sales by $283 million, or 7%.  The net acquisitions and divestitures impact of Hercules, Drew Marine, Pinova and Ara Quimica represented an $82 million, or 2%, increase in cost of sales for 2010.  The cost of production, which includes a decrease in cost of sales for net actuarial losses for defined benefit plans and other postretirement benefit plans of $52 million, and change in product mix decreased cost of sales by $107 million, or 3%, and $31 million, or 1%, respectively.  Currency exchange, due to the weakening of the U.S. dollar as compared to 2009, increased cost of sales by an additional $47 million, or 1%.

				2011	2010
(In millions)	2011	2010	2009	change	change
Selling, general and administrative expense	$1,442	$1,330	$1,399	$112	$(69)
As a percent of sales	22.2%	23.2%	26.8%

Selling, general and administrative expenses for the current period increased 8% compared to 2010 as expenses as a percent of sales declined 1.0 percentage point.  Expenses impacting the comparability of 2011 compared to 2010 included $35 million and $4 million for severance and restructuring charges during 2011 and 2010, respectively, net actuarial loss increase of $30 million for defined benefit pension plans and other postretirement benefit plans, and nonrecurring environmental reserve charges of $19 million in 2011.  The currency exchange impact on selling, general and administrative expense resulted in a $15 million increase.

Selling, general and administrative expenses for 2010 decreased 5% compared to 2009 as expenses as a percent of sales decreased 3.6 percentage points.  Expenses impacting the comparability of 2010 compared to 2009 included $4 million and

$50 million for severance and restructuring charges during 2010 and 2009, respectively, primarily due to the ongoing integration and reorganization from the Hercules acquisition, and a $21 million reduction in expenses during 2009 as a result of the employee furlough program.  In addition, 2009 excluded approximately $50 million of costs related to the former Hercules businesses due to the timing of the acquisition (44 days into the first quarter).  The net actuarial losses for pension plans and other postretirement benefit plans declined $98 million in 2010 compared to 2009.  Currency exchange also increased expenses by an additional $16 million, while the remaining increase related primarily to increases in incentive compensation during 2010 compared to 2009.  For further information on cost saving initiatives see the “Key Developments” discussion within Management’s Discussion and Analysis as well as Note F of Notes to Consolidated Financial Statements.

				2011	2010
(In millions)	2011	2010	2009	change	change
Research and development expense	$89	$86	$96	$3	$(10)

Research and development expenses during 2011 increased $3 million as compared to 2010.  The increase relates to the inclusion of ISP costs during the 39 day period owned in 2011, which added an additional $4 million compared to the prior year.

Research and development expenses for 2010 decreased as compared to 2009 primarily as a result of a $10 million charge related to the purchased in-process research and development projects at Hercules as of the acquisition date that occurred in 2009.

				2011	2010
(In millions)	2011	2010	2009	change	change
Equity and other income
Equity income	$17	$19	$14	$(2)	$5
Other income	32	29	20	3	9
	$49	$48	$34	$1	$14

Total equity and other income increased 2% during 2011 compared to 2010.  The decrease in equity income in fiscal 2011 primarily related to equity income from the Performance Materials business segment.  This decline was the result of the Ara Quimica joint venture purchased in April 2010 being removed from the 2011 period as well as operational results for the new global joint venture with Süd-Chemie that included certain start-up costs associated with the joint venture in fiscal 2011, essentially offsetting income from the joint venture with Süd-Chemie recorded during the year.  See Note D of Notes to Consolidated Financial Statements for additional information on this expanded global joint venture.  The increase in other income for 2011 compared to 2010 was attributable to increases associated with Water Technologies and other corporate activities.

Total equity and other income increased 41% during 2010 compared to 2009.  The increase in 2010 primarily relates to increased equity income from various joint venture affiliations and other income attributable to Consumer Markets, Performance Materials and other corporate activities.

				2011	2010
(In millions)	2011	2010	2009	change	change
Net interest and other financing (expense) income
Interest expense	$(131)	$(198)	$(215)	$67	$17
Interest income	16	12	21	4	(9)
Other financing costs	(6)	(11)	(11)	5	-
	$(121)	$(197)	$(205)	$76	$8

The combined decrease, excluding interest income, in interest expense and other financing costs of $72 million in 2011 compared to 2010 was primarily attributable to a prior year $66 million accelerated amortization charge for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing in March of 2010.  The 2011 period included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million term loan A balance and termination of the accounts receivable securitization facility in March 2011.  Excluding these accelerated amortization charges in both periods, interest expense decreased $18 million, which was a result of reduced average levels of debt outstanding during 2011 as well as a reduction in the weighted-average interest rate for debt outstanding from 6.8% in 2010 to 6.5% in 2011.

The combined decrease, excluding interest income, in interest expense and other financing costs of $17 million in 2010 compared to 2009 is a result of the significant decrease in debt outstanding of approximately $400 million compared to 2009 and a lower weighted-average interest rate as a result of the senior credit facility debt refinanced during 2010.  Additionally, 2010 included $66 million of accelerated amortization of debt issuance costs and prepayment penalties associated with the senior credit facility refinancing.  Excluding this charge and the $18 million of accelerated amortization for the bridge loan extinguishment and prepayments made on both term loan A and term loan B facilities, interest expense and other financial costs decreased by $65 million during 2010.  In conjunction with the Hercules acquisition, interest income in 2010 compared to 2009 also declined, as part of the funding to complete the acquisition was paid from Ashland’s existing liquid investments in the first quarter of fiscal 2009.  For further information on Ashland’s debt, including rates paid and scheduled maturities, see Note I of Notes to Consolidated Financial Statements.

				2011	2010
(In millions)	2011	2010	2009	change	change
Net (loss) gain on acquisitions and divestitures
Süd-Chemie joint venture	$23	$-	$-	$23	$-
ISP transaction costs	(21)	-	-	(21)	-
Ara Quimica	-	23	-	(23)	23
MAP Transaction	(3)	(4)	3	1	(7)
Drew Marine	-	2	56	(2)	(54)
Other	(4)	-	-	(4)	-
	$(5)	$21	$59	$(26)	$(38)

Net (loss) gain on acquisitions and divestitures during 2011 includes a $23 million remeasurement gain from Ashland’s fair market value assessment of the Casting Solutions net assets contributed to the expanded joint venture with Süd-Chemie exceeding the previously recorded amounts in November 2010.  In addition, Ashland incurred a $21 million charge in transaction costs associated with the ISP acquisition and a $3 million loss for the estimated present value of future tax deductions from the MAP Transaction.  Other items recorded during the current period include a $6 million gain associated with Ashland’s sale of its 50% joint venture interest in Exaloid Süd-Chemie S.L., a $7 million loss associated with the sale of its pentaerythritol business, and a $3 million charge for contingent environmental indemnifications associated with the sale of Pinova in 2010.

Net (loss) gain on acquisitions and divestitures during 2010 includes the remeasurement gain from Ashland’s previously held equity interest in Ara Quimica upon the purchase of the remaining 50% interest in April 2010 and subsequent adjustments to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction), along with a final closing gain associated with the sale of Drew Marine.  See Notes B and C of Notes to Consolidated Financial Statements for further discussion on acquisitions and divestitures.

Net (loss) gain on acquisitions and divestitures for 2009 includes the sale of Drew Marine, as well as subsequent adjustments to the 2005 transfer of Ashland’s 38% interest in Marathon.

				2011	2010
(In millions)	2011	2010	2009	change	change
Other income (expense)
Loss on currency swaps	$-	$-	$(54)	$-	$54
(Loss) gain on auction rate securities	(1)	2	(32)	(3)	34
	$(1)	$2	$(86)	$(3)	$88

Other income and expenses activity for 2011 and 2010 relates to auction rate security sales.  Other income and expense during 2009 included two significant nonrecurring charges related to the Hercules acquisition.  The first was a $54 million loss on currency swaps related to a swap associated with the Hercules acquisition.  Hercules had held a significant hedge against certain open currency swap positions that Ashland immediately settled upon the acquisition.  The second was a $32 million charge on auction rate securities as a result of a permanent realized loss on these securities due to the continued illiquid market these securities trade in and Ashland’s change in intent to no longer hold these securities until maturity.  For further information on auction rate securities see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note G of Notes to Consolidated Financial Statements.

				2011	2010
(In millions)	2011	2010	2009	change	change
Income tax benefit	$(53)	$(13)	$(83)	$(40)	$70
Effective tax rate	(1,766.7)%	(17.3)%	(25.7)%

Income tax expense for 2011 included a tax benefit of $92 million for valuation allowance releases primarily related to state deferred tax assets, and tax expense of $60 million related to the repatriation of foreign earnings to the U.S.  In addition, 2011 income tax expense included a benefit of $9 million for research and development credits, of which $4 million related to credits signed into law on a retroactive basis, and tax expense of $8 million associated with unfavorable tax adjustments related to the Süd-Chemie joint venture.

Income tax expense for 2010 included a benefit of $17 million for the identification of additional U.S. research and development tax credits within the acquired Hercules businesses, a $5 million benefit from foreign results, and a benefit of $9 million related to a deferred tax balance adjustment.  In addition, income tax expense for 2010 included a benefit of $8 million attributable to a non-taxable book gain which was recorded as a result of the Ara Quimica acquisition.

Income tax expense for 2009 included an $8 million valuation allowance on auction rate securities losses and increases in the resolution and re-evaluation of tax positions taken in prior years of $29 million.  These discrete expense items were partially offset by research and development credits of $9 million.  See Note L of Notes to Consolidated Financial Statements for a complete reconciliation of Ashland’s tax provision for the last three years to the 35% U.S. statutory rate.

				2011	2010
(In millions)	2011	2010	2009	change	change
Income (loss) from discontinued operations
(net of income taxes)
Distribution	$333	$22	$(14)	$311	$36
APAC	3	8	(6)	(5)	14
Asbestos-related litigation reserves	20	21	2	(1)	19
Electronic Chemicals	2	2	(3)	-	5
	$358	$53	$(21)	$305	$74

The 2011 period includes a gain of $271 million on the sale of Distribution and two quarters of Distribution’s operating results as compared to a full year of operating results for 2010 and 2009 as a result of the March 31, 2011 sale of the Distribution business to Nexeo.  The operational results for 2011, 2010 and 2009 were $62 million, $22 million and $(14) million, respectively, which includes the proportionate share of the pension and other postretirement actuarial gain or loss that was allocated to this business.  Distribution’s sales for 2011, 2010 and 2009 included in discontinued operations were $1,868 million, $3,419 million and $3,020 million, respectively.  Gross profit margin, on a comparable basis, was 8.8% in 2011 compared to 9.3% in 2010 and 10.0% in 2009.

During 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Consolidated Balance Sheet, which had a $9 million (after-tax) affect on the Statements of Consolidated Income within the discontinued operations caption.  As a result of this agreement and other revised estimates, Ashland no longer discounts any portion of the asbestos receivable.

The remaining impacts within discontinued operations were favorable net adjustments (after-tax) to the asbestos reserve and related receivables for each year of $20 million, $12 million and $2 million, respectively, as a result of Ashland’s ongoing assessment of these matters.  Additionally, subsequent tax adjustments were made each year to the gain on the sale of APAC (divested in 2006) and adjustments to environmental claims from the gain on the sale of Electronic Chemicals (divested in 2003).  See Notes D and N of Notes to Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW

Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring activities, such as the current restructuring plans described in Note F of Notes to Consolidated Financial Statements, and other costs or adjustments that relate to former businesses that Ashland no longer operates.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.

As previously discussed, Ashland’s businesses are managed along four industry segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets.  As a result of Distribution’s sale to Nexeo, the operating results and assets and liabilities related to Distribution have been reflected as discontinued operations for all periods presented.  For additional information, see Note Q of Notes to Consolidated Financial Statements.

During 2011, Ashland elected to change its method of recognizing actuarial gains and losses for its defined benefit pension plans and other postretirement benefit plans.  Previously, Ashland recognized the actuarial gains and losses as a component of Stockholders’ Equity within the Consolidated Balance Sheet on an annual basis and amortized the gains and losses into operating results over the average future service period of active employees within the related plans.  Ashland has elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year.  The remaining components of pension and other postretirement benefits expense will be recorded on a quarterly basis.  While Ashland’s historical policy of recognizing pension and other postretirement benefit expense is considered acceptable under U.S. GAAP, Ashland believes that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results.  This change will also improve transparency within Ashland’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred.  This change in accounting policy has been applied retrospectively, adjusting all prior periods presented.

In connection with this change in accounting policy for pension and other postretirement benefits, Ashland also elected to change its method of accounting for certain costs included in inventory.  Ashland has elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales.  While Ashland’s historical policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs will include costs that are directly attributable to current employees within cost of sales.  Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.

In addition, as a further attempt to properly match actual operational expenses each business segment is incurring, Ashland has changed its expense allocation for pension and other postretirement benefit plans during 2011.  Previously, Ashland allocated all components of pension and other postretirement benefit plan expenses to each business segment on a ratable basis.  Ashland now allocates only the service cost component of these plans to the actual business segment that incurred this expense.  All other pension and other postretirement benefit plan expense components are recorded within the Unallocated and other reporting segment.  Ashland believes the revised expense allocation will more appropriately match the cost incurred for active employees to the respective business segment.  The financial information disclosed in the following tables for each business segment reflects the retrospective application of this expense allocation change on each period.

The following table shows sales, operating income and statistical operating information by business segment for each of the last three years ended September 30.

(In millions)	2011	2010	2009
Sales
Specialty Ingredients	$1,256	$915	$812
Water Technologies	1,902	1,785	1,652
Performance Materials	1,373	1,286	1,106
Consumer Markets	1,971	1,755	1,650
	$6,502	$5,741	$5,220
Operating income (loss)
Specialty Ingredients	$171	$125	$44
Water Technologies	93	130	95
Performance Materials	37	32	10
Consumer Markets	213	270	259
Unallocated and other	(384)	(308)	(499)
	$130	$249	$(91)
Depreciation and amortization
Specialty Ingredients (a)	$113	$99	$106
Water Technologies (a)	85	88	99
Performance Materials	59	53	63
Consumer Markets	38	36	36
Unallocated and other	4	4	11
	$299	$280	$315
Operating information
Specialty Ingredients (b) (c) (d)
Sales per shipping day	$4.3	$3.6	$3.7
Metric tons sold (thousands)	174.6	163.6	154.1
Gross profit as a percent of sales	32.9%	33.7%	26.7%
Water Technologies (b) (c)
Sales per shipping day	$7.5	$7.1	$6.6
Gross profit as a percent of sales	30.8%	34.1%	33.9%
Performance Materials (b) (d)
Sales per shipping day	$5.2	$5.1	$4.4
Pounds sold per shipping day	4.3	4.5	3.9
Gross profit as a percent of sales	13.1%	16.0%	17.0%
Consumer Markets (b)
Lubricant sales gallons	171.3	174.3	158.8
Premium lubricants (percent of U.S. branded volumes)	31.3%	29.6%	28.2%
Gross profit as a percent of sales	27.3%	32.0%	32.0%

(a)	Includes amortization for purchased in-process research and development of $5 million within both Specialty Ingredients and Water Technologies in 2009.
(b)	Sales are defined as sales and operating revenues. Gross profit is defined as sales, less cost of sales.
(c)	Industry segment results from November 14, 2008 forward include operations acquired from Hercules Incorporated.
(d)
All statistical information presented excludes activity related to ISP, which was acquired on August 23, 2011.  Sales from the acquired operations of ISP are included from the acquired date of August 23, 2011 and forward.

The EBITDA and adjusted EBITDA amounts presented below within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows:  EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma affects for significant acquisitions or divestitures, as applicable), and adjusted EBITDA margin (adjusted EBITDA, which may include pro forma adjustments, divided by sales).

Specialty Ingredients

Specialty Ingredients, which was formerly known as Functional Ingredients, offers industry-leading products, technologies and resources for solving formulation and product performance challenges in a variety of markets including personal care, pharmaceutical, food and beverage, coatings, construction and energy.

On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve months ended September 30, 2011.  Ashland has included ISP within the Specialty Ingredients reporting segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve months ended

September 30, 2011, which has been included within the Performance Materials reporting segment.  Sales for ISP’s business prior to the acquisition and excluding Elastomers were $1,232 million and $1,085 million for the twelve months ended September 30, 2010 and 2009, respectively, while sales in 2011 prior to the August 23, 2011 acquisition were $1,284 million.  EBITDA for ISP’s business prior to the acquisition and excluding Elastomers was $272 million and $218 million for the twelve months ended September 30, 2010 and 2009, respectively, while EBITDA in 2011 prior to the August 23, 2011 acquisition was $308 million.

In November 2010, Specialty Ingredients’ new hydroxyethylcellulose (HEC) production facility in Nanjing, China became operational.  At a cost of $90 million, the new facility represents Ashland’s largest single investment in China and the Asia Pacific region.  This manufacturing facility increased Specialty Ingredients’ HEC production capacity by 10,000 metric tons per year and can be expanded to produce up to 20,000 metric tons per year.

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Specialty Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax.  The Pinova business, with annual sales of approximately $85 million a year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.

In November 2008, Ashland acquired Hercules in a transaction valued at approximately $3.4 billion.  The acquired company included the Functional Ingredients business segment which is now part of the Specialty Ingredients business.  This former Hercules functional ingredients business, which reported sales of $112 million for the 44 day period prior to the acquisition in fiscal 2009, now forms one of Ashland’s four current operating business segments.

2011 compared to 2010

Specialty Ingredients’ sales increased 37% to $1,256 million in 2011 compared to $915 million in 2010.  The acquisition of ISP increased sales $157 million, or 17%, while higher pricing increased sales an additional $100 million, or 11%.  Volume increased sales $96 million, or 10%, during 2011 as metric tons sold increased to 174.6 thousand, when excluding volumes associated with the ISP acquisition and the Pinova divestiture.  Favorable currency exchange added $17 million, or 2%, to sales.  The divestiture of the Pinova business reduced sales $27 million, or 3%, compared to 2010, while the mix of product sold decreased sales an additional $2 million.

Gross profit during 2011 increased $83 million compared to 2010.  Increased volume improved gross profit by $71 million, while the acquisition of ISP increased gross profit an additional $31 million.  Pricing more than offset higher costs, causing an additional $9 million increase in gross profit, which included production start-up costs of approximately $3 million associated with the new Nanjing production facility.  Currency exchange during the current period increased gross profit $5 million.  Unfavorable product mix sold and the divestiture of Pinova reduced gross profit by $12 million and $5 million, respectively.  In addition, during 2011, gross profit was negatively affected by a nonrecurring charge of $16 million related to the fair value of inventory acquired from ISP.  In total, gross profit margin during 2011 decreased 0.8 percentage points to 32.9% compared to the prior period.

Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $37 million, or 20%, during 2011 as compared to 2010, primarily due to increases from the ISP acquisition of $27 million and increases in salaries, benefits and incentive compensation of $10 million.

Operating income totaled $171 million for the current year compared to $125 million in 2010. EBITDA increased $60 million, from $224 million in 2010 to $284 million in 2011.  Adjusted EBITDA increased $76 million, from $224 million in 2010 to $300 million in 2011.  Adjusted EBITDA margin declined 0.6 percentage points in 2011 from 24.5% in 2010 to 23.9% in 2011.

2010 compared to 2009

Specialty Ingredients’ sales increased 13% to $915 million compared to $812 million for the 321 day period this business was owned in 2009, which was due to the closing of the Hercules acquisition on November 13, 2008.  The additional 44 days in 2010 contributed $112 million, or 14%, in sales, while the divestiture of Pinova in January of 2010 reduced sales by $59 million, or 7%.  Sales in 2009 included a significant nonrecurring transaction to an oilfield chemical supplier in the amount of $17 million, representing 5% of the product volume for 2009.  Including this one-time sales transaction, volume increased sales by $85 million, or 10%, primarily due to strength in demand within the regulated and coatings markets, while an unfavorable currency exchange decreased sales by $5 million.  Price and product mix decreased sales by $30 million, or 4%, compared to 2009.

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

Selling, general and administrative expenses increased $12 million primarily as a result of the $20 million increase associated with the additional 44 day period that the acquired operations of the Hercules business was owned in 2010.  Salaries, benefits and incentive compensation combined to increase expenses by $5 million in 2010, primarily due to the employee furlough program that was in place during 2009.  These increases were partially offset by a nonrecurring $5 million in-process research and development charge recorded in 2009, which was associated with the valuation from the Hercules acquisition and severance and restructuring accruals of $10 million charged during 2009.  Equity and other income increased by $1 million during 2010 as compared to 2009.

Operating income totaled $125 million in 2010 compared to $44 million in 2009.  EBITDA increased $74 million, from $150 million in 2009 to $224 million in 2010.  Adjusted EBITDA increased $13 million, from $211 million in 2009 to $224 million in 2010.  Adjusted EBITDA margin increased 1.7 percentage points in 2010 from 22.8% in 2009 to 24.5% in 2010.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and adjusted EBITDA presentation for the three annual periods below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The inventory fair value adjustments of $16 million in 2011 and $30 million in 2009 relate to the portion of acquired inventory sold during the period that was recorded at fair value in conjunction with the acquisition of ISP and Hercules, respectively.  The Hercules business results of $21 million during 2009 relate to the operating income and depreciation and amortization recognized for the period in which Ashland did not yet own this business.

	September 30
(In millions)	2011	2010	2009
Operating income	$171	$125	$44
Depreciation and amortization (a)	113	99	106
EBITDA	284	224	150
Severance	-	-	10
Inventory fair value adjustment	16	-	30
Results of the Hercules business prior to acquisition	-	-	21
Adjusted EBITDA	$300	$224	$211

(a)	Includes $5 million for purchased in-process research and development expensed in 2009.

Water Technologies

Water Technologies is a leading specialty chemical supplier to the pulp, paper, mining, food and beverage, commercial and institutional, chemicals processing, general manufacturing, and municipal wastewater-treatment industries.

In August 2009, Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax.  The Drew Marine business, with annual sales of approximately $140 million a year, had approximately 325 employees, 28 offices and 98 stocking locations in 47 countries.  The transaction resulted in an initial pretax gain of $56 million recorded in 2009, which is included in the net gain on acquisitions and divestitures caption of the Statements of Consolidated Income.  As part of this transaction, Ashland agreed to continue to manufacture certain products for Drew Marine.

In November 2008, Ashland acquired Hercules, in a transaction valued at approximately $3.4 billion.  The acquired company included a significant global pulp, paper, and water treatment business.  This business, which had sales of $155 million for the 44 day period prior to the acquisition in fiscal 2009, was combined into Ashland’s existing water technologies business to form a global water treatment business with significant scale worldwide.

2011 compared to 2010

Water Technologies’ sales increased 7% to $1,902 million in 2011 compared to $1,785 million in 2010.  Higher product pricing increased sales $92 million, or 5%, while favorable currency exchange increased sales an additional $44 million, or 3%.  Volume decreased sales by $19 million, or 1%.

Gross profit decreased $24 million in 2011 compared to 2010.  Increased raw material costs were the primary factor in the gross profit decline as the business was unable to fully recover these and other cost increases during the current year, resulting in a $32 million decline, which included an accelerated amortization charge of $4 million for asset impairment charges associated with a plant closing.  Volume decreased gross profit $7 million.  These decreases, however, were partially offset by favorable currency exchange as compared to 2010, which increased gross profit by $15 million.  In total, gross profit margin during 2011 decreased 3.3 percentage points to 30.8% compared to 2010.

Selling, general and administrative expenses increased $17 million during 2011 as compared to 2010, primarily as a result of severance charges of $9 million for reorganization activities, unfavorable foreign currency of $9 million, environmental charges of $7 million, and a $4 million increase in research and development expense.  These increases were partially offset by a $12 million net decrease in administration, technical and selling expense support.  In addition, equity and other income increased $4 million during 2011 as compared to 2010, primarily due to increased royalty income.

Operating income totaled $93 million during 2011 compared to $130 million during 2010.  EBITDA decreased $40 million, from $218 million in 2010 to $178 million in 2011.  Adjusted EBITDA decreased $24 million, from $218 million in 2010 to $194 million in 2011.  Adjusted EBITDA margin decreased 2.0 percentage points in 2011 from 12.2% in 2010 to 10.2% in 2011.

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

Selling, general and administrative expenses increased $12 million during 2010, or 2%, primarily as a result of the additional 44 day period the Hercules paper business was owned, which contributed an additional $30 million in expense when comparing to 2009.  Foreign currency added an additional $9 million of expense, while the divestiture of Drew Marine and various cost saving initiatives, primarily integration and employee reduction activities, reduced expenses by approximately $18 million.  In addition, during 2009, the selling, general and administrative expenses were negatively affected by a nonrecurring charge of $5 million related to purchased in-process research and development projects and $4 million in severance, both a result of the Hercules acquisition.  Equity and other income decreased by $2 million during 2010 as compared to 2009.

Operating income totaled $130 million in 2010 compared to $95 million during 2009.  EBITDA increased $24 million, from $194 million in 2009 to $218 million in 2010.  Adjusted EBITDA increased $3 million, from $215 million in 2009 to $218 million in 2010.  Adjusted EBITDA margin increased 0.3 percentage points in 2010 from 11.9% in 2009 to 12.2% in 2010.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and adjusted EBITDA presentation for the three annual periods below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Water Technologies.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s acquisition of Hercules, which exclude certain acquisition related charges, while assuming the acquisition of Hercules had been consummated on October 1, 2008.  The inventory fair value adjustment of $7 million in 2009 relates to a charge required by U.S. GAAP upon acquisition of a company’s inventory, which will not reoccur for this purchased inventory.  The Hercules paper business results of $10 million in 2009 relate to the operating income and depreciation and amortization recognized for the 44 day period in 2009 that this business was not owned.

	September 30
(In millions)	2011	2010	2009
Operating income	$93	$130	$95
Depreciation and amortization (a)	85	88	99
EBITDA	178	218	194
Severance	9	-	4
Environmental charges	7	-	-
Inventory fair value adjustment	-	-	7
Results of the Hercules business prior to acquisition	-	-	10
Adjusted EBITDA	$194	$218	$215

(a)	Includes accelerated depreciation of $4 million in 2011 and $5 million for purchased in-process research and development expensed in 2009.

Performance Materials

Performance Materials is a global producer of specialty resins and adhesives serving the construction, transportation, infrastructure, packaging and converting, marine and energy markets.

On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve months ended September 30, 2011.  Ashland has included ISP within the Specialty Ingredients reporting segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve months ended September 30, 2011, which has been included within the Performance Materials reporting segment.  Sales for ISP’s Elastomers business line prior to the acquisition were $237 million and $189 million for the twelve months ended September 30, 2010 and 2009, respectively, while sales in 2011 prior to the August 23, 2011 acquisition were $362 million.  EBITDA for ISP’s Elastomers business line prior to the acquisition was $27 million and $23 million for the twelve months ended September 30, 2010 and 2009, respectively, while EBITDA in 2011 prior to the August 23, 2011 acquisition was $34 million.

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Casting Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recent completed fiscal year prior to the closing.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year prior to the closing.

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the results of the Performance Materials segment no longer includes the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to the Casting Solutions business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials segment and in the equity and other income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture has resulted in certain stranded costs that Ashland is currently implementing cost reduction plans to eliminate.

In April 2010, Ashland acquired the remaining 50% of Ara Quimica, a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica which it accounted for as an equity-method investment within the Performance Materials reporting segment.  Ara Quimica reported sales of approximately $50 million for the year ended December 31, 2009, which was the most recent fiscal year prior to the acquisition.  Ashland recognized a pretax gain of $23 million as a result of valuing its prior equity interest held in Ara Quimica before the business combination at the current fair market price.  The gain is included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income for the current period.

2011 compared to 2010

Performance Materials’ sales increased 7% to $1,373 million in 2011 compared to $1,286 million in 2010.  Higher product pricing increased sales by $119 million, or 9%, primarily as a result of pricing increases in the composites line of business that were announced to fully offset increases in raw material costs.  Volume increased sales by $60 million, or 5%, as pounds sold per shipping day improved to 3.9 million during 2011 compared to 3.7 million in the prior year, excluding acquisitions and divestitures.  The acquisitions of ISP’s Elastomers business and Ara Quimica contributed an additional

$48 million and $23 million, respectively, or 6% in total, in sales, while the exclusion of sales from December 2010 forward, related to the contribution of the Casting Solutions business into an expanded global joint venture, reduced sales $179 million, or 14%.  Currency exchange increased sales by $16 million, or 1%.

Gross profit decreased $27 million in 2011 compared to 2010.  Both 2011 and 2010 included plant closure charges of $15 million and $17 million, respectively, of which $15 million and $6 million, respectively, related to accelerated depreciation.  These charges were incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize each businesses’ cost structure.  The exclusion of the financial results for the Casting Solutions business decreased gross profit by $53 million.  Volume increased gross profit by $15 million, while pricing reduced gross profit $5 million.  The acquisitions of ISP’s Elastomers business and Ara Quimica contributed an additional $8 million and $5 million, respectively, in gross profit during 2011.  Currency exchange increased gross profit by $3 million.  In total, gross profit margin during 2011 decreased 2.9 percentage points to 13.1%, as compared to 2010.

Selling, general and administrative expenses decreased $33 million, or 17%, during 2011 compared to 2010, primarily due to reductions in salaries, benefits and other related expenses associated with the transferred Casting Solutions business.  Equity and other income decreased $1 million during 2011 compared to 2010, primarily due to transaction and start-up costs associated with the new global joint venture with Süd-Chemie.

Operating income totaled $37 million in 2011 compared to $32 million in 2010.  EBITDA increased $11 million, from $85 million in 2010 to $96 million in 2011. Adjusted EBITDA increased $3 million to $99 million in 2011.  Adjusted EBITDA margin decreased 0.3 percentage points to 7.2% in 2011.

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

Selling, general and administrative expenses decreased $4 million, or 2%, compared to 2009, primarily due to various reductions associated with cost saving initiatives of $16 million, which were partially offset by incentive compensation and the inclusion of Ara Quimica expenses, which combined to increase expenses by $12 million.  Equity and other income increased $2 million during 2010 compared to 2009, primarily due to a $3 million charge in the prior period from a joint venture that closed a significant manufacturing facility.

Operating income totaled $32 million in 2010 compared to $10 million in 2009.  EBITDA increased $12 million, from $73 million in 2009 to $85 million in 2010.  Adjusted EBITDA increased $11 million, from $85 million in 2009 to $96 million in 2010.  Adjusted EBITDA margin decreased 0.2 percentage points in 2010 from 7.7% in 2009 to 7.5% in 2010.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and adjusted EBITDA presentation for the three annual periods below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	September 30
(In millions)	2011	2010	2009
Operating income	$37	$32	$10
Depreciation and amortization (a)	59	53	63
EBITDA	96	85	73
Severance	1	11	9
Plant closing costs	-	-	3
Casting Solutions joint venture start-up costs	2	-	-
Adjusted EBITDA	$99	$96	$85

(a)	Includes $15 million, $6 million and $14 million of accelerated depreciation during 2011, 2010 and 2009, respectively.

Consumer Markets

Consumer Markets is a leading innovator and supplier of high-performance lubricants, automotive chemicals and appearance products, including those marketed under the Valvoline™ brands, and is an operator and franchisor of Valvoline Instant Oil Change™ centers.

During 2011, Consumer Markets introduced a new automotive oil product line called Valvoline™ NextGen™.  NextGen™ is the first major brand of motor oil in the industry made of 50% recycled oil, and like other Valvoline™ motor oils it is backed by Valvoline’s engine guarantee.  Valvoline™ expects this new product to continue to enhance its overall position within the automotive oil industry.

2011 compared to 2010

Consumer Markets’ sales increased 12% to $1,971 million in 2011 compared to $1,755 million in 2010.  Higher product pricing was the primary factor in sales growth between periods, resulting in a $163 million, or 9%, increase in sales.  A favorable currency exchange increased sales by $35 million, or 2%, while changes in product mix sold resulted in an additional $13 million, or 1%, increase in sales.  Volume increased sales by $5 million in the current year due to increased non-lubricant volumes associated with antifreeze and other products sold as lubricant gallons sold declined to 171.3 million gallons during 2011 compared to 174.3 million gallons in 2010.

Gross profit decreased $24 million during 2011 compared to 2010 as raw material cost increases of $38 million were not fully offset by increases associated with product mix and currency exchange of $7 million and $10 million, respectively.  Volume decreased gross profit $3 million.  In total, gross profit margin during 2011 declined 4.7 percentage points to 27.3% as significant increases in raw material costs throughout the year primarily resulted in the lower gross margin compared to 2010.

Selling, general and administrative expenses increased $30 million, or 9%, during 2011 as compared to 2010, primarily as a result of increases in advertising and consumer promotion of $19 million, which occurred to support and promote both the launch of the NextGenTM automotive oil product line and international growth, as well as increases in corporate allocations of $5 million and currency exchange of $5 million.  Equity and other income decreased by $3 million in 2011 essentially due to various asset sales that occurred during 2010.

Operating income totaled $213 million in 2011 as compared to $270 million in 2010.  EBITDA decreased $55 million from $306 million in 2010 to $251 million in 2011.  EBITDA margin decreased 4.7 percentage points to 12.7% in 2011 compared to 17.4% in 2010.  There were no unusual or key items that affected comparability for EBITDA during 2011 and 2010.

2010 compared to 2009

Consumer Markets’ sales increased 6% to $1,755 million in 2010 compared to $1,650 million in 2009.  Volume increased sales by $119 million, or 7%, as the lubricant volume increase of 10% to 174.3 million gallons was primarily due to increases within the Do-It-Yourself, Do-It-For-Me and international market channels.  A favorable currency exchange increased sales by $32 million, or 2%.  These increases were partially offset by price declines in the first half of the year, which reduced sales by $47 million, or 3%, while changes in product mix resulted in a $1 million increase in sales.

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

Selling, general and administrative expenses increased $29 million, or 10%, during 2010 primarily due to increases in advertising costs of $7 million, foreign currency of $7 million and salary, benefits and incentive compensation of $12 million, which was partially related to the employee furlough program in place during the prior period.  Equity and other income increased by $6 million during 2010 compared to 2009, primarily due to increased equity income from various joint venture arrangements.

Operating income totaled a record $270 million in 2010 as compared to $259 million for 2009, the previous operating income record.  EBITDA increased $11 million from $295 million in 2009 to $306 million in 2010.  EBITDA margin decreased 0.5 percentage points in 2010 from 17.9% in 2009 to 17.4% in 2010.  There were no unusual or key items that affected comparability for adjusted EBITDA during 2010 and 2009.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three annual periods below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Markets.  There were no unusual or key items that affected comparability for adjusted EBITDA during 2011, 2010 and 2009.

	September 30
(In millions)	2011	2010	2009
Operating income	$213	$270	$259
Depreciation and amortization	38	36	36
EBITDA	$251	$306	$295

Unallocated and other

Unallocated and other recorded costs of $384 million for 2011, $308 million for 2010 and $499 million for 2009.  Unallocated and other includes pension and other postretirement net periodic costs that have not been allocated to business segments.  These costs include interest cost, return on assets and net actuarial gains and losses as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to segments.  These costs totaled $304 million in 2011, $273 million in 2010 and $445 million in 2009.

Other costs, other than pension and other postretirement net periodic costs described above, for 2011 primarily related to corporate costs previously allocated to Distribution of $36 million, $26 million for severance charges associated with Ashland’s VSO program and the ongoing ISP integration, and $18 million for net environmental charges associated with adjustments to ongoing obligations of previously divested businesses.

Other costs, other than pension and other postretirement net periodic costs described above, for 2010 primarily related to corporate costs previously allocated to Distribution of $31 million and a self-insured product liability claim of $4 million.  For 2009, remaining costs primarily related to corporate costs previously allocated to Distribution of $25 million, $31 million for severance and plant closure charges associated with the ongoing integration and reorganization of the Hercules acquisition and $3 million in due diligence costs associated with investment opportunities and other charges.  These charges were partially offset by a currency gain on an intracompany loan of $5 million.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows.  As of September 30, 2011, the amount of cash and cash equivalents held by foreign subsidiaries subject to currency controls, which may limit Ashland’s ability to remit the funds to satisfy corporate obligations, was not significant.

(In millions)	2011	2010	2009
Cash provided (used) by:
Operating activities from continuing operations	$243	$551	$735
Investing activities from continuing operations	(2,102)	20	(2,108)
Financing activities from continuing operations	1,212	(435)	573
Discontinued operations	957	(61)	283
Effect of currency exchange rate changes on cash and cash equivalents	10	(10)	(17)
Net increase (decrease) in cash and cash equivalents	$320	$65	$(534)

Operating activities

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to $243 million in 2011, $551 million in 2010 and $735 million in 2009.  The cash generated during each period is primarily driven by net income results, which includes a significant add back for noncash depreciation and amortization expense (including debt issuance cost amortization), and changes in working capital, which were fluctuations within accounts receivable, inventory, and trade and other payables.  Ashland continues to emphasize working capital management as a high priority and focus within the company.

In 2011, a working capital outflow of $238 million was primarily a result of increased inventory resulting from the support of sales growth as well as restocking of certain base products that were low or in sold out positions during previous years.  Working capital also included reduced trade and other payable balances, primarily the result of decreased incentive compensation accruals.

In 2010, a working capital outflow of $126 million was primarily a result of increased inventory and accounts receivable balances due to increased sales from volume and price increases, as compared to 2009.  Working capital generated cash inflows of $123 million in 2009, as a result of Ashland’s increased focus on the timely collection of accounts receivables, increased turns of inventory and more favorable vendor payment terms, as well as the severe declines in demand in 2009, which reduced sales (accounts receivable) and inventory levels and significantly contributed to reduced raw material and supply purchases.

Operating cash flows for 2011 included income from continuing operations of $56 million, and noncash adjustments of $299 million for depreciation and amortization, $26 million for debt issuance cost amortization, and a $318 million actuarial loss on pension and postretirement plans.  Operating cash flows for 2010 included income from continuing operations of $88 million, and noncash adjustments of $280 million for depreciation and amortization, $81 million for debt issuance cost amortization, and a $268 million actuarial loss on pension and postretirement plans.  Operating cash flows for 2009 included a loss from continuing operations of $240 million and a noncash adjustment for depreciation and amortization of $305 million as well as significant nonrecurring charges from the Hercules acquisition and other items which included an inventory fair value adjustment and purchased in-process research and development amortization of $37 million and $10 million, respectively, debt issuance cost amortization of $52 million, a currency swap loss of $54 million, a $32 million loss on auction rate securities, and a $409 million actuarial loss on pension and postretirement plans.  These charges were offset by the gain associated with the Drew Marine sale of $56 million included in net income.

Ashland contributed cash of $50 million to its qualified pension plans during 2011 compared to $62 million in 2010 and $47 million in 2009 and paid income taxes of $97 million during 2011 compared to $86 million in 2010 and $49 million in 2009.  Cash receipts for interest income were $16 million in 2011, $12 million in 2010 and $21 million in 2009, while cash payments for interest expense amounted to $109 million in 2011, $118 million in 2010 and $198 million in 2009.

Investing activities

Cash used by investing activities was $2,102 million and $2,108 million for 2011 and 2009, respectively, as compared to cash provided by investing activities of $20 million for 2010.  The significant cash investing activity for 2011 included cash outflows of $1,992 million (net of cash acquired) for the purchase of ISP’s operations in August of 2011 and $201 million for capital expenditures.  These cash outflows were partially offset by cash inflows of $76 million from the sale of operations, primarily related to the contribution of the expanded joint venture with Süd-Chemie, and $14 million from disposals of property, plant and equipment.  Proceeds from the sale of auction rate securities were $11 million in 2011.

The significant cash investing activities for 2010 included cash inflows of $150 million related to the sale of auction rate securities and $64 million related to the Pinova and Drew Marine business sales, offset by cash outflows of $192 million and $23 million for capital expenditures and the purchase of the remaining 50% interest in the Ara Quimica business net of cash acquired, respectively.  Investing activities during 2010 also included cash inflows of $21 million from proceeds from disposals of property, plant and equipment.

The significant cash investing activities for 2009 included cash outflows of $2,080 million (net of cash acquired) for the purchase of Hercules’ operations in November 2008, $95 million for the settlement of currency interest rate swap hedges related to the acquisition and $165 million for capital expenditures.  These significant cash investing activities were offset by sales of auction rate securities during 2009 resulting in cash proceeds of $73 million and proceeds from the FiberVisions and Drew Marine sales of $114 million.  Investing activities during 2009 also included cash inflows of $45 million from proceeds from disposals of property, plant and equipment.

Financing activities

Cash provided by financing activities was $1,212 million for 2011 and $573 million for 2009, as compared to cash used by financing activities of $435 million for 2010.  Significant cash financing activities for 2011 included cash inflows of $2,900 million associated with long-term financing secured with a group of lenders for the acquisition of ISP and other net short-term and long-term debt proceeds of $22 million.  These cash inflows were partially offset by repayments of long-term debt of $1,513 million, which includes $1,196 million associated with payment of ISP’s indebtedness in connection with the ISP acquisition and $289 million for Ashland’s repayment of its previous term loan A in March 2011, $82 million in debt issuance costs paid, $71 million for the repurchase of common stock and cash dividends paid of $.65 per share for a total of $51 million.  Financing activities also included cash inflows of $7 million for proceeds from the exercise of stock options and stock appreciation rights and excess tax benefits related to share-based payments.

Significant cash financing activities for 2010 included repayments of long-term debt of $780 million, cash dividends paid of $.45 per share, for a total of $35 million and $13 million in debt issue costs paid in connection with the Senior Credit Facility refinancing in March 2010.  These cash outflows were partially offset by proceeds from long- and short-term debt of $334 million and $48 million, respectively.  Financing activities also included cash inflows of $11 million for proceeds from the exercise of stock options and stock appreciation rights and excess tax benefits related to share-based payments.

Significant cash financing activities for 2009 included cash inflows of $2,628 million associated with short-term and long-term financing secured with Bank of America Securities LLC, Scotia Capital (USA) Inc. and other lenders for the acquisition of Hercules, including the subsequent 9.125% Senior Notes due 2017 issued in May 2009 for which the proceeds were used to extinguish the bridge loan facility under the interim credit agreement discussed further in Note I of Notes to Consolidated Financial Statements.  This cash inflow for 2009 was partially offset by cash used for the extinguishment of certain debt instruments that Hercules held as of the closing date of the acquisition, the extinguishment of the bridge loan facility, previously discussed, and other debt prepayments made subsequent to the Hercules acquisition that totaled $1,881 million.  In addition, $162 million in debt issue costs were paid in connection with securing the financing for the Hercules acquisition and the subsequent 9.125% Senior Notes due 2017 issued to replace the bridge loan facility.  In total, as a result of Ashland’s focus and efficient execution on cash generation and savings opportunities, Ashland was able to reduce approximately $1 billion of the debt associated with the financing of the Hercules acquisition during 2009.  Cash dividends paid during 2009 were $.30 per common share and totaled $22 million.

Cash provided by discontinued operations

Cash provided by discontinued operations for 2011 includes $955 million of net proceeds from the Distribution sale.  Each period includes the results of operations of the Distribution business, which amounted to cash inflows of $20 million in 2011 and $292 million in 2009 and cash outflows of $35 million in 2010.  The remaining cash outflow fluctuations in each period related to other previously divested businesses and principally related to payment of asbestos and environmental liabilities.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow for the disclosed periods.

	September 30
(In millions)	2011	2010	2009
Cash flows provided by operating activities from continuing operations	$243	$551	$735
Less:
Additions to property, plant and equipment	(201)	(192)	(165)
Cash dividends paid	(51)	(35)	(22)
Free cash flows	$(9)	$324	$548

At September 30, 2011, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,749 million, compared to $1,191 million at the end of 2010.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $59 million at September 30, 2011 and $54 million at September 30, 2010.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 128% of current liabilities at September 30, 2011, compared to 91% at September 30, 2010.

The following summary reflects Ashland’s cash, investment securities and unused borrowing capacity as of September 30, 2011, 2010 and 2009.

		September 30
(In millions)	2011	2010	2009
Cash and investment securities
Cash and cash equivalents	$737	$417	$352
Auction rate securities	$10	$22	$170

Unused borrowing capacity
Revolving credit facility	$914	$428	$264
Accounts receivable securitization facility (a)	$-	$310	$198

(a)Ashland terminated the accounts receivable securitization facility in March 2011.

Total borrowing capacity remaining under the $1.0 billion revolving credit facility was $914 million, representing a reduction of $86 million for letters of credit outstanding at September 30, 2011.  In total, Ashland’s available liquidity position, which includes cash and the revolving credit facility, was $1,651 million at September 30, 2011 as compared to $1,155 million at September 30, 2010 and $814 million at September 30, 2009, which included $310 million in 2010 and $198 million in 2009 of available liquidity from the accounts receivable securitization facility terminated in March 2011.  Total borrowing capacity was $1.0 billion in 2011, $550 million in 2010 and $400 million in 2009 for the revolving credit facility for each period.  In August 2011, Ashland increased the borrowing capacity under its revolving credit facility in conjunction with the ISP acquisition.  For further information see the “Key Developments” discussion within Management’s Discussion and Analysis.

Auction rate securities

At September 30, 2011 and 2010, Ashland held at par value $12 million and $25 million, respectively, in student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time, the market for auction rate securities has failed to achieve equilibrium.  As of September 30, 2008, Ashland had recorded, as a component of stockholders’ equity, a temporary $32 million unrealized loss on the portfolio.  As of that date, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which are substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.  Ashland’s estimate of fair value for auction rate securities as of September 30, 2008 was based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.

During the first quarter of 2009, Ashland liquidated $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million, which was the recorded book value of this instrument.  As a result of this sale, as well as Ashland’s debt structure following the Hercules acquisition and the ongoing impact from the global economic downturn at that time, Ashland also determined during 2009 that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million unrealized loss as a permanent realized loss in the other expenses caption of the Consolidated Statement of Income.  A full valuation allowance was established for this tax benefit at December 31, 2008 because for tax purposes Ashland did not have capital gains to offset this capital loss.  For further information on income taxes, see Note L of Notes to Consolidated Financial Statements.

The following details the auction rate securities sold during 2011, 2010 and 2009.

(In millions)	2011	2010	2009
Par value	$12	$168	$83
Cash received	11	150	73
Gain or (loss)	(1)	2	(2)

At September 30, 2011, 2010 and 2009, auction rate securities were recorded at $10 million, $22 million and $170 million, respectively, and were classified as other noncurrent assets in the Consolidated Balance Sheets.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland continues to believe the recovery period for certain of these securities may extend beyond a twelve-month period.

Capital resources

Debt

The following summary reflects Ashland’s debt as of September 30, 2011, 2010 and 2009.

	September 30
(In millions)	2011	2010
Short-term debt	$83	$71
Long-term debt (including current portion)	3,749	1,153
Total debt	$3,832	$1,224

On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion senior secured credit facility with a group of lenders (the Senior Credit Facility).  The Senior Credit Facility is comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition.  On March 31, 2011, Ashland repaid its previous term loan A balance of $289 million with proceeds from the Distribution sale.  For further information see the “Key Developments” discussion within Management’s Discussion and Analysis.

The current portion of long-term debt was $101 million at September 30, 2011 and $45 million at September 30, 2010.  Debt as a percent of capital employed was 48% at September 30, 2011 and 24% at September 30, 2010.  At September 30, 2011 Ashland’s total debt had an outstanding principal balance of $4,008 million and discounts of $176 million.  The scheduled aggregate maturities of debt for the next five fiscal years are as follows:  $184 million in 2012, $129 million in 2013, $176 million in 2014, $172 million in 2015 and $1,064 million in 2016.

Based on Ashland’s current debt structure included in Note I of Notes to Consolidated Financial Statements and the debt restructuring in conjunction with the closing of the ISP transaction on August 23, 2011, future annual interest expense is expected to range from approximately $220 million to $240 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.

Covenant restrictions

The current Senior Credit Facility includes similar covenants to the previous senior credit facility.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of September 30, 2011, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated leverage ratios permitted under the current Senior Credit Facility are as follows:  4.00 from the closing date through March 31, 2012, 3.75 as of June 30, 2012, 3.50 as of September 30, 2012, 3.00 from the period December 31, 2012 through September 30, 2013 and 2.75 as of December 31, 2013 and each fiscal quarter thereafter.

The current Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA for any measurement period.  In general, the current Senior Credit Facility defines consolidated EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness, and guaranties.

The permitted consolidated fixed charge coverage ratios under the current Senior Credit Facility are 1.50 from the closing date through June 30, 2012, 1.75 as of September 30, 2012 and 2.00 as of December 31, 2012 and each fiscal quarter thereafter.

The current Senior Credit Facility defines the consolidated fixed charge coverage ratio as the ratio of consolidated EBITDA less the aggregate amount of all cash capital expenditures to consolidated fixed charges for any measurement period.  In general consolidated fixed charges are defined as the sum of consolidated interest charges, the aggregate principal amount of all regularly scheduled principal payments and the aggregate amount of all restricted payments, which include any dividend or other distribution with respect to any capital stock or other equity interest.

At September 30, 2011, Ashland’s calculation of the consolidated leverage ratio per the refinancing was 2.8 compared to the maximum consolidated leverage ratio permitted under Ashland’s senior credit agreement of 4.00.  At September 30, 2011, Ashland’s calculation of the fixed charge coverage ratio was 4.0 compared to the permitted consolidated ratio of 1.50.  Any change in consolidated EBITDA of $100 million would have an approximate .3x effect on the consolidated leverage ratio and a .5x effect on the fixed charge coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately .1x.

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

Stockholders’ equity

Stockholders’ equity increased $328 million since September 30, 2010 to $4,135 million at September 30, 2011.  This increase was primarily due to net income during the year of $414 million, $33 million from common shares issued under stock incentive and other plans and pension and postretirement obligations of $33 million partially offset by common shares repurchased of $71 million, regular cash dividends of $51 million, deferred translation losses of $18 million and unrealized losses on interest rate swaps of $12 million.

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

In May 2011, the Board of Directors of Ashland announced a quarterly cash dividend of 17.5 cents per share, 70 cents per share on an annual basis, to eligible shareholders of record.  This amount was paid for quarterly dividends in June and September 2011, and was an increase from the quarterly cash dividend of 15 cents per share paid during the first and second quarters of fiscal 2011.  During the prior year, a quarterly cash dividend of 7.5 cents per share was paid for the first and second quarters, while 15 cents per share was paid for the third and fourth quarters.  In conjunction with Ashland’s existing debt facilities, Ashland is subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, although Ashland does not anticipate that will occur.

Capital expenditures

Ashland is currently forecasting approximately $350 million of capital expenditures for fiscal 2012 funded primarily from operating cash flows.  Capital expenditures, excluding Distribution, were $201 million for 2011 and averaged $186 million during the last three years.  Under the current Senior Credit Facilities agreement entered into in August 2011, Ashland is no longer subject to a capital expenditure limit.

A summary of the capital employed in Ashland’s current operations as of the end of the last three years follows.

(In millions)	2011	2010	2009
Capital employed
Specialty Ingredients	$5,763	$2,528	$2,684
Water Technologies	1,646	1,656	1,663
Performance Materials	1,205	811	750
Consumer Markets	676	578	588

Contractual obligations and other commitments

The following table aggregates Ashland’s obligations and commitments to make future payments under existing contracts at September 30, 2011.  Contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable have been excluded.

			2013	-	2015	-	Later
(In millions)	Total	2012	2014		2016		years
Contractual obligations
Raw material and service contract purchase obligations (a)	$520	$94	$158		$99		$169
Employee benefit obligations (b)	511	146	80		82		203
Operating lease obligations (c)	215	52	69		41		53
Debt (d)	4,008	184	305		1,236		2,283
Debt interest payments (e)	1,336	228	390		277		441
Unrecognized tax benefits (f)	160	-	-		-		160
Total contractual obligations	$6,750	$704	$1,002		$1,735		$3,309

Other commitments
Letters of credit (g)	$86	$86	$-		$-		$-

(a)	Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2011, as well as projected benefit payments through 2021 under Ashland’s unfunded pension and other postretirement benefit plans.  See Note M of Notes to Consolidated Financial Statements for additional information.

(c)
Includes leases for office buildings, retail outlets, transportation equipment, warehouses and storage facilities and other equipment.  For further information, see Note K of Notes to Consolidated Financial Statements.

(d)	Capitalized lease obligations are not significant and are included within this caption. For further information, see Note I of Notes to Consolidated Financial Statements.
(e)
Includes interest expense on both variable and fixed rate debt assuming no prepayments.  Variable interest rates have been assumed to remain constant through the end of the term at rates that existed as of September 30, 2011.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of its normal course of business, Ashland is a party to various financial guarantees and other commitments.  These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets.  The possibility that Ashland would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Ashland is unable to predict.  Ashland has reserved the approximate fair value of these guarantees in accordance with U.S. GAAP.

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

Long-lived assets

Tangible assets

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated principally over 25 to 35 years and machinery and equipment principally over 4 to 25 years.  Ashland reviews property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Ashland monitors these changes and events on at least a quarterly basis.  Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life.  Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances.  Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups.  If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value.  Various factors that Ashland uses in determining the impact of these assessments include the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows.  Because judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

Asset impairment charges are included within the selling, general and administrative expense caption of the Statements of Consolidated Income and were $13 million in 2011, $1 million in 2010 and $3 million in 2009.  Total depreciation expense on property, plant and equipment for 2011, 2010 and 2009 was $225 million, $212 million and $237 million, respectively.  Depreciation expense for 2011, 2010 and 2009 included $6 million, $6 million and $17 million, respectively, in accelerated depreciation related to the closure of plant facilities, included within the cost of sales caption of the Statements of Consolidated Income.  Capitalized interest for 2011, 2010 and 2009 was $1 million, $2 million and $3 million, respectively.

Goodwill

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients, Water Technologies, Consumer Markets and Performance Materials segments.  Within the Performance Materials reportable segment, because further discrete financial information is provided and management regularly reviews this information, this reportable segment is further broken down into the Casting Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.  Goodwill associated with each of these reporting units as of September 30, 2011 was $2,092 million for Specialty Ingredients, $676 million for Water Technologies, $166 million for Consumer Markets, and $357 million for Composites and Adhesives.  Due to the formation of the global joint venture with Süd-Chemie in November 2010, there is no goodwill associated with Casting Solutions as of September 30, 2011.

When externally quoted market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units through the use of discounted cash flow models.  Discounted cash flow models are highly reliant on various assumptions.  Significant assumptions Ashland utilized in these models for the current year included:  projected business results and future industry direction, long-term growth factors (ranging from 3% to 5%) and weighted-average cost of capital, which ranged from 10% to 11.5%.  Ashland uses assumptions that it deems to be conservative estimates of likely future events and compares the total fair values of each reporting unit to Ashland’s market capitalization, and implied control premium, to determine if the fair values are reasonable compared to external market indicators.  Subsequent changes in these key assumptions could affect the results of future goodwill impairment reviews.

In conjunction with the July 1 annual assessment of goodwill, Ashland’s valuation techniques did not indicate any impairment.  Each reporting unit’s fair value was significantly over its carrying values, except for the Specialty Ingredients reporting unit, whose calculated fair value exceeded its carrying value by over 20%.  Based on the sensitivity analysis performed on two key assumptions in the current year discounted cash flow model, a negative 1% change in either the long-term growth factor or weighted-average cost of capital assumptions for this reporting unit would have resulted in a fair value modestly above its current carrying value.  In calculating the fair value of Specialty Ingredients within the model, Ashland assumed a long-term growth factor of 5% and a weighted-average cost of capital of 10%, which are consistent with the prior year’s model.  The current year’s weighted-average cost of capital of 10% is considered by Ashland to be conservative based on Ashland’s significantly lower overall weighted-average borrowing rate at September 30, 2011 of 6.5% as well as the general overall lower interest rate environment that currently exists in the credit markets.  Ashland believes that the current fair value results of the Specialty Ingredients reporting unit are positive given that this business was recently purchased and recorded at fair value in early fiscal 2009.  The current year discounted cash flow model result, which is an increase in fair value over the previous year’s model, indicates the business is capitalizing on growth opportunities and cost synergies that existed at the outset of the purchase of the business.  Assuming no changes in key assumptions identified, Ashland currently anticipates the future fair value of the Specialty Ingredients reporting unit to continue to increase over time.

Ashland compared and assessed the total fair values of the reporting units to Ashland’s market capitalization at the annual assessment date, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators.  While Ashland’s current market capitalization total approximates its current carrying value, the discounted cash flow models for each reporting unit summed together exceeded Ashland’s carrying value by a significant amount as of Ashland’s annual impairment testing date.  Ashland believes its use of significant assumptions within its valuation models are reasonable estimates of likely future events.  Because the fair value results for each reporting unit did not indicate a potential impairment existed, Ashland did not recognize any goodwill impairment during 2011, 2010 and 2009.  Subsequent to this annual impairment test, no indications of an impairment were identified.

As of September 30, 2011, Ashland recorded goodwill of approximately $1,185 million in conjunction with the purchase of ISP in August 2011.  Specialty Ingredients recorded $1,007 million and Performance Materials recorded $71 million of goodwill associated with the ISP transaction.  In connection with the goodwill associated with this acquisition, Ashland determined that a certain amount of the goodwill should be allocated to all reporting units because each reporting unit will benefit from synergies related to the acquisition that will increase these businesses’ overall reported profitability.  Ashland calculated the increased value each reporting unit is expected to receive from the estimated synergy savings in determining the appropriate amount of goodwill to allocate for this acquisition, which totaled the following:  $55 million for Water Technologies and $52 million for Consumer Markets.

Other indefinite-lived intangible assets

Other indefinite-lived intangible assets include certain trademarks and trade names.  These assets had a carrying value of $464 million as of September 30, 2011.  Ashland reviews these intangible assets for possible impairment annually or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Ashland tests these indefinite-lived intangible assets, using a “relief-from-royalty” valuation method compared to the carrying value.  Significant assumptions inherent in the valuation methodologies for these intangibles include, but are not limited to, such estimates as projected business results, growth rates, weighted-average cost of capital, which ranged from 11% to 13%, and royalty (ranging from 0.5% to 6%).  In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment, as each indefinite-lived intangible asset’s fair value exceeded their carrying values.

Ashland’s assessment of an impairment charge on any of these assets classified currently as having indefinite lives, including goodwill, could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: a significant change in projected business results, a divestiture decision, negative change in Ashland’s weighted-average cost of capital rates, growth rates or other assumptions, economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.  For further information, see Note H of Notes to Consolidated Financial Statements.

IPR&D

Ashland has identified approximately $135 million of acquired in-process research and development (IPR&D) projects within the Specialty Ingredients business that, as of the date of the ISP acquisition, had not established technological feasibility.  With the adoption of ASC Topic 805, “Business Combinations,” on October 1, 2009, identified IPR&D acquired in a business combination is capitalized and tested for impairment quarterly.  Ashland used various valuation models based on discounted probable future cash flows on a project-by-project basis in identifying 23 separate projects as distinct assets, with the largest project value assessed at $12 million.

These identified projects as of the acquisition date vary with respect to stage of completion.  As of September 30, 2011, the nature and timing of the remaining efforts of completion of these projects are not determinable, along with Ashland’s anticipated benefits from the IPR&D.  The future feasibility of these assets will be evaluated on a quarterly basis by Ashland or when a significant event has been deemed to have occurred.  For further information, see Note H of Notes to Consolidated Financial Statements.

Employee benefit obligations

Pension plans

Ashland and its subsidiaries sponsor contributory and noncontributory qualified defined benefit pension plans that cover certain employees in the United States and in a number of other countries.  In addition, Ashland has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  Ashland funds the costs of the non-qualified plans as the benefits are paid.  Pension obligations for applicable employees of non-U.S. consolidated subsidiaries are provided for by depositing funds with trustees or by book reserves in accordance with local practices and regulations of the respective countries.  For further information, see Note M of Notes to Consolidated Financial Statements.

Other postretirement benefit plans

Ashland and its subsidiaries sponsor health care and life insurance plans for eligible employees in the U.S. and Canada who retire or are disabled.  Ashland’s retiree life insurance plans are noncontributory, while Ashland shares the costs of providing health care coverage with its retired employees through premiums, deductibles and coinsurance provisions.  Ashland funds its share of the costs of the postretirement benefit plans as the benefits are paid.  For further information, see Note M of Notes to Consolidated Financial Statements.

Change in accounting policy regarding pension and other postretirement benefits

During 2011, Ashland elected to change its method of recognizing actuarial gains and losses for its defined benefit pension plans and other postretirement benefit plans.  Previously, Ashland recognized the actuarial gains and losses as a component of Stockholders’ Equity within the Consolidated Balance Sheet on an annual basis and amortized the gains and losses into operating results over the average future service period of active employees within the related plans.  Ashland has elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year.  The remaining components of pension and other postretirement benefits expense will be recorded on a quarterly basis.  While Ashland’s historical policy of recognizing pension and other postretirement benefit expense is considered acceptable under U.S. GAAP, Ashland believes that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results.  This change will also improve transparency within Ashland’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred.  This change in accounting policy has been applied retrospectively, adjusting all prior periods presented.

Change in expense allocation for pension and other postretirement benefit plans

As discussed in Notes A and M of Notes to Consolidated Financial Statements, Ashland elected during 2011 to change its method of recognizing actuarial gains and losses for its defined benefit pension and other postretirement benefit plans.  In connection with this change in accounting policy for pension and other postretirement benefits, Ashland also elected to change its method of accounting for certain costs included in inventory.  Ashland has elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales.  While Ashland’s historical policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs will only include costs that are directly attributable to current employees.  Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.  The financial information disclosed in the following tables for each business segment reflects the retrospective application of this expense allocation change on each period.

In addition, as a further attempt to properly match actual operational expenses each business segment is incurring, Ashland has changed its expense allocation for pension and other postretirement benefit plans during 2011.  Previously, Ashland allocated all components of pension and other postretirement benefit plan expenses to each business segment on a ratable basis.  Ashland now allocates only the service cost component of these plans to the actual business segment that incurred this expense.  All other pension and other postretirement benefit plan expense components are recorded within the Unallocated and other reporting segment.  Ashland believes the revised expense allocation will more appropriately match the cost incurred for active employees to the respective business segment.  The financial information disclosed in the following tables for each business segment reflects the retrospective application of this expense allocation change on each period.

Actuarial assumptions

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

Ashland developed the discount rate used to determine the present value of its obligations under the U.S. pension and postretirement health and life plans by matching the stream of benefit payments from the plans to the Mercer Pension Discount Yield Curve Spot Rates.  Ashland uses this approach to reflect the specific cash flows of these plans for determining the discount rate.  The discount rate determined as of September 30, 2011 was 4.70% for the U.S. pension plans and 4.38% for the postretirement health and life plans.  Non-U.S. pension plans followed a similar process based on financial markets in those countries where Ashland provides a defined benefit pension plan.

Ashland’s expense under both U.S. and non-U.S. pension plans is determined using the discount rate as of the beginning of the fiscal year, which amounted to a weighted-average rate of 5.01% for 2011, 5.82% for 2010 and 7.81% for 2009.  The rates used for the postretirement health and life plans were 4.68% for 2011, 5.50% for 2010 and 7.78% for 2009.  The 2012 expense for the pension plans will be based on a weighted-average discount rate of 4.76%, while 4.39% will be used for the postretirement health and life plans.

The weighted-average rate of compensation increase assumptions were 3.66% for 2011, 3.67% for 2010 and 3.73% for 2009.  The compensation increase assumptions for the U.S. plans were 3.75% for 2011, 3.75% for 2010 and 3.75% for 2009.  The rate of the compensation increase assumption for the U.S. plans will remain at 3.75% in determining Ashland’s pension costs for 2012.

The weighted-average long-term expected rate of return on assets was assumed to be 7.68% for 2011, 7.90% in 2010 and 7.97% in 2009.  The long-term expected rate of return on assets for the U.S. plans was assumed to be 8.25% for 2011, 8.25% in 2010 and 8.25% in 2009.  For 2011, the U.S. pension plan assets generated an actual return of 4.73%, compared to a gain of 12.34% in 2010 and 15.90% in 2009.  However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances.  Ashland has generated compounded annual investment returns of 5.88% and 7.46% on its U.S. pension plan assets over the last five-year and ten-year periods.  Ashland estimates total fiscal 2012 pension costs for U.S. and non-U.S. pension plans to be approximately $5 million, which excludes the impact of actuarial gains or losses, and expects to contribute $25 million to its non-U.S. pension plans and approximately $95 million to its U.S. pension plans in cash.

Shown below are the estimated increases in pension and postretirement expense that would have resulted from a one percentage point change in each of the assumptions for each of the last three years.

(In millions)	2011	2010	2009
Increase in pension costs from
Decrease in the discount rate	$498	$487	$394
Increase in the salary adjustment rate	50	53	45
Increase in other postretirement costs from
Decrease in the discount rate	27	35	30

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

Ashland asbestos-related liability

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

During the most recent update, completed during 2011, it was determined that the liability for Ashland asbestos claims should be increased by $41 million.  Total reserves for asbestos claims were $543 million at September 30, 2011 compared to $537 million at September 30, 2010.

Ashland asbestos-related receivables

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 71% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 85% have a credit rating of B+ or higher by A. M. Best, as of September 30, 2011.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this portion of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.

During fiscal 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Consolidated Balance Sheet, which had a $9 million (after-tax) effect on the Statements of Consolidated Income within the discontinued operations caption.  In addition, Ashland had agreed to arbitrate a dispute regarding whether there is a significant deductible in the London market companies’ policies in three policy periods that must be satisfied before the policies begin providing coverage for Riley Stoker asbestos claims.  The London market companies had contended that Ashland must bear certain self-insured retentions in respect of Riley Stoker asbestos liabilities before the London coverage attaches in these three years, and Ashland disputed that such self-insured retentions must be satisfied.  The parties conducted an arbitration hearing on this dispute in June 2011, and a decision was rendered by the arbitrator in October 2011 that essentially supported Ashland’s previously stated position on these claims.

At September 30, 2011, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $431 million (excluding the Hercules receivable for asbestos claims), of which $56 million relates to costs previously paid.  Receivables from insurers amounted to $421 million at September 30, 2010.  During 2011, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update along with potential settlement adjustments resulted in an additional $42 million net increase in the receivable for probable insurance recoveries.

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

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during 2011, it was determined that the liability for Hercules asbestos related claims should be decreased by $48 million.  Total reserves for asbestos claims were $311 million at September 30, 2011 compared to $375 million at September 30, 2010.

During December 2009, Ashland essentially completed the final valuation assessment of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  During the prior year annual update, completed during 2010, it was determined that the liability for asbestos claims should be reduced by $58 million.  Based upon review of the assumptions underlying the prior year asbestos valuation model and the most recent claim filing and settlement trend rates for both pre- and post-acquisition periods at that time, Ashland determined that $14 million of the $58 million adjustment should be recorded to goodwill, which was partially offset by $6 million for an increase in probable insurance recoveries, totalling to a net $8 million adjustment to goodwill.

Hercules asbestos-related receivables

For the Hercules asbestos-related obligations, certain coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  As of September 30, 2011, this estimated receivable consists exclusively of domestic insurers, of which approximately 96% have a credit rating of B+ or higher by A. M. Best.

As of September 30, 2011 and September 30, 2010, the receivables from insurers amounted to $48 million and $68 million, respectively.  During 2011, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update along with likely settlement adjustments caused a $20 million reduction in the receivable for probable insurance recoveries.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $900 million for the Ashland asbestos-related litigation and approximately $500 million for the Hercules asbestos-related litigation (or approximately $1.4 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2011, such locations included 95 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 157 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,225 service station properties, of which 101 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $246 million at September 30, 2011 compared to $207 million at September 30, 2010, of which $204 million at September 30, 2011 and $162 million at September 30, 2010 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.  As a result of the ISP acquisition on August 23, 2011, Ashland assumed certain environmental and asset retirement obligation contingencies.  The total obligations assumed by Ashland were $39 million, which includes an increase of $12 million for different remediation approaches than prior ISP assumptions.

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2011 and 2010, Ashland’s recorded receivable for these probable insurance recoveries was $33 million and $30 million, respectively.  Environmental remediation expense is included within the selling, general and administrative expense caption of the Statements of Consolidated Income and on an aggregate basis amounted to $49 million in 2011, $30 million in 2010 and $15 million in 2009.  Environmental remediation expense, net of insurance receivables, was $36 million in 2011, $22 million in 2010 and $13 million in 2009.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $390 million.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

OUTLOOK

Over the last several years Ashland has been focused on analyzing the businesses it operates to position the company for sustained long-term growth.  Several significant transactions during 2011 have transitioned Ashland toward its goal of becoming a company with more predictable earnings and cash flow.  The ISP acquisition strengthens Ashland’s specialty chemical position in higher margin and less cyclical growth markets.  In addition, the sale of Distribution generated nearly $1 billion in cash while the contribution of the Casting Solutions business into the global joint venture with Süd-Chemie allows the newly combined company to better capitalize on its significant size and scale within the foundries industry.

Ashland expects to focus on five primary objectives, all of which will emphasize core strategies for each of its businesses.  The first objective is to restore gross profit margins within the Consumer Markets and Water Technologies businesses to recent historical levels.  The second objective is to implement a $90 million cost reduction program that consists of $40 million in savings from stranded and corporate costs related to the Distribution sale and the Casting Solutions joint venture contribution and $50 million in synergies from the ISP acquisition.  The next objective is to generate cash flow from operations in order to strengthen liquidity and position Ashland to be able to retire higher interest bearing debt.  The fourth objective is to concentrate global investment and resources within high growth emerging regions.  The last objective is to focus each business on growth in key markets, with the personal care and pharmaceutical markets having the strongest opportunities.

EFFECTS OF INFLATION AND CHANGING PRICES

Ashland’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar.  Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power.  As of September 30, 2011, Ashland’s monetary assets currently exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation.  However, given the recent consistent stability of inflation in the United States in the past several years as well as forward economic outlooks, current inflationary pressures seem moderate.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission, news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  the possibility that the benefits anticipated from the acquisition of International Specialty Products Inc. (ISP) will not be fully realized, the substantial indebtedness Ashland has incurred to finance the acquisition of ISP (including the possibility that such debt and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), severe weather, natural disasters and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of this Form 10-K.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-K or otherwise except as required by securities or other applicable law.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland regularly uses foreign currency derivative instruments to manage its exposure to certain transactions denominated in foreign currencies.  All derivative instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2011 does not have significant credit risk on open derivative contracts.  The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments at September 30, 2011 would be a $5 million impact on Ashland’s consolidated financial position, results of operations, cash flows or liquidity.  Ashland did not transact or have open any hedging contracts with respect to commodities or any related raw material requirements for the year ended September 30, 2011.

During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the ISP acquisition.  As of September 30, 2011, the total notional value of interest rate swaps related to term loans A and B equaled $1.5 billion and $650 million, respectively.  Ashland records these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.

The fair value of Ashland’s interest rate swap assets and liabilities are calculated using standard pricing models.  These models utilize inputs derived from observable market data such as interest rate spot rates and forward rates, and are deemed to be Level 2 measurements within the fair value hierarchy.  Counterparties to these interest rate swap agreements are highly rated financial institutions which Ashland believes carry only a minimal risk of nonperformance.  See Note G of Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

(This page intentionally left blank.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

Page
Management’s report on internal control over financial reporting ......................................................................................................................................	F-2
Reports of independent registered public accounting firm ...................................................................................................................................................	F-3
Consolidated Financial Statements:
Statements of Consolidated Income ...................................................................................................................................................................................	F-4
Consolidated Balance Sheets .............................................................................................................................................................................................	F-5
Statements of Consolidated Stockholders’ Equity............................................................................................................................................................	F-6
Statements of Consolidated Cash Flows ............................................................................................................................................................................	F-7
Notes to Consolidated Financial Statements .....................................................................................................................................................................	F-8
Quarterly financial information ................................................................................................................................................................................….................	F-56
Consolidated financial schedule:
Schedule II – Valuation and qualifying accounts ..............................................................................................................................................................	F-56
Five-year selected financial information ......................................................................................................................................................................................	F-57

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

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee.  The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function.  The Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls.  The report of Ashland’s Audit Committee can be found in Ashland’s 2011 Proxy Statement.

Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2011.  Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2011.

Management’s assessment of the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2011 excluded International Specialty Products Inc. (“ISP”) which was acquired by Ashland in the fourth quarter of 2011.  Total assets and total net sales recorded by Ashland related to this acquisition represented approximately 35% of Ashland’s consolidated total assets and approximately 3% of Ashland’s consolidated net sales, respectively, as of and for the year ended September 30, 2011.  Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and reported on the Consolidated Financial Statements of Ashland Inc. and consolidated subsidiaries and the effectiveness of Ashland’s internal control over financial reporting.  The report of the independent auditor is contained in this Annual Report.

/s/ James J. O’Brien
James J. O’Brien
Chairman of the Board and Chief Executive Officer

/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer

November 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ashland Inc. and its subsidiaries at September 30, 2011 and September 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As described in Note A to the consolidated financial statements, Ashland changed the manner in which it accounts for pension and other postretirement benefit obligations and inventory costing in 2011.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded International Specialty Products Inc., which was acquired in August 2011, from its assessment of internal control over financial reporting as of September 30, 2011.  We have also excluded International Specialty Products Inc. from our audit of internal control over financial reporting.  International Specialty Products Inc. is a wholly-owned subsidiary of Ashland Inc. whose total assets and total sales represent 35% and 3%, respectively, of the related consolidated financial statement amounts of Ashland Inc. as of and for the year ended September 30, 2011.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
November 23, 2011

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Income
Years Ended September 30

(In millions except per share data)	2011	2010	2009
Sales	$6,502	$5,741	$5,220
Costs and expenses
Cost of sales	4,890	4,124	3,850
Selling, general and administrative expense	1,442	1,330	1,399
Research and development expense	89	86	96
	6,421	5,540	5,345
Equity and other income - Notes A and E	49	48	34
Operating income (loss)	130	249	(91)
Net interest and other financing expense - Note I	(121)	(197)	(205)
Net (loss) gain on acquisitions and divestitures - Note C	(5)	21	59
Other income and (expense)	(1)	2	(86)
Income (loss) from continuing operations before income taxes	3	75	(323)
Income tax benefit - Note L	(53)	(13)	(83)
Income (loss) from continuing operations	56	88	(240)
Income (loss) from discontinued operations (net of income taxes) - Note D	358	53	(21)
Net income (loss)	$414	$141	$(261)

Earnings per share - Note A
Basic
Income (loss) from continuing operations	$0.72	$1.14	$(3.31)
Income (loss) from discontinued operations	4.56	0.68	(0.29)
Net income (loss)	$5.28	$1.82	$(3.60)
Diluted
Income (loss) from continuing operations	$0.70	$1.11	$(3.31)
Income (loss) from discontinued operations	4.47	0.67	(0.29)
Net income (loss)	$5.17	$1.78	$(3.60)

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
At September 30

(In millions)	2011	2010
Assets
Current assets
Cash and cash equivalents	$737	$417
Accounts receivable (less allowances for doubtful accounts of
$37 million in 2011 and $21 million in 2010) - Note A	1,482	1,115
Inventories - Note A	925	447
Deferred income taxes - Note L	163	112
Other assets	80	49
Held for sale - Note C	-	693
	3,387	2,833
Noncurrent assets
Goodwill - Note H	3,291	2,148
Intangibles - Note H	2,134	1,111
Asbestos insurance receivable (noncurrent portion) - Note N	448	459
Deferred income taxes - Note L	11	335
Other assets - Note J	779	536
Held for sale - Note C	2	270
	6,665	4,859
Property, plant and equipment - Note A
Cost	4,306	3,109
Accumulated depreciation and amortization	(1,392)	(1,271)
	2,914	1,838
	$12,966	$9,530
Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt - Note I	$83	$71
Current portion of long-term debt - Note I	101	45
Trade and other payables	911	727
Accrued expenses and other liabilities	644	523
Held for sale - Note C	-	321
	1,739	1,687
Noncurrent liabilities
Long-term debt (noncurrent portion) - Note I	3,648	1,108
Employee benefit obligations - Note M	1,566	1,367
Asbestos litigation reserve (noncurrent portion) - Note N	783	841
Deferred income taxes - Note L	404	145
Other liabilities - Note J	691	575
	7,092	4,036
Stockholders’ equity - Notes O and P
Common stock, par value $.01 per share, 200 million shares authorized
Issued 78 million shares in 2011 and 79 million shares in 2010	1	1
Paid-in capital	627	665
Retained earnings	3,200	2,837
Accumulated other comprehensive income	307	304
	4,135	3,807
	$12,966	$9,530

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Stockholders’ Equity

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions)	stock	capital	earnings	income (loss)	(a)	Total
Balance at September 30, 2008	$1	$33	$3,016	$148		$3,198
Total comprehensive income (loss) (b)			(261)	200		(61)
Regular dividends, $.30 per common share			(22)			(22)
Issuance of common shares - Note O		450				450
Common shares issued under stock incentive
and other plans (c) (d)		42				42
Other		(4)	(2)			(6)
Balance at September 30, 2009	1	521	2,731	348		3,601
Total comprehensive income (loss) (b)			141	(44)		97
Regular dividends, $.45 per common share			(35)			(35)
Issuance of common shares - Note O		100				100
Common shares issued under stock incentive
and other plans (c) (d)		44				44
Balance at September 30, 2010	1	665	2,837	304		3,807
Total comprehensive income (loss) (b)			414	3		417
Regular dividends, $.65 per common share			(51)			(51)
Common shares issued under stock incentive
and other plans (c) (d)		33				33
Repurchase of common shares (e)		(71)				(71)
Balance at September 30, 2011	$1	$627	$3,200	$307		$4,135

(a)
At September 30, 2011 and 2010, the accumulated other comprehensive income of $307 million for 2011 and $304 million for 2010 was comprised of unrecognized prior service credits as a result of certain plan amendments of $62 million for 2011 and $29 million for 2010, net unrealized translation gains of $257 million for 2011 and $275 million for 2010, and net unrealized losses on interest rate hedges of $12 million for 2011.

(b)	Reconciliations of net income to total comprehensive (loss) income follow.

(In millions)	2011	2010	2009
Net income (loss)	$414	$141	$(261)
Pension and postretirement obligation adjustment	50	31	(5)
Related tax benefit	(17)	(11)	3
Unrealized translation (loss) gain	(18)	(64)	182
Net unrealized gain (loss) on investment securities	-	-	32
Related tax (expense) benefit	-	-	(12)
Net unrealized gain (loss) on interest rate hedges	(20)	-	-
Related tax (expense) benefit	8	-	-
Total comprehensive (loss) income	$417	$97	$(61)

(c)
Includes income tax benefits resulting from the exercise of stock options of $9 million in 2011, $8 million in 2010 and $2 million in 2009.  Includes $10 million from the fair value of Hercules stock options converted into stock options for Ashland shares in 2009.

(d)	Common shares issued were 484,161, 972,938 and 1,353,880 for 2011, 2010 and 2009, respectively.
(e)	Common shares repurchased were 1,207,406 for 2011.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Cash Flows
Years Ended September 30

(In millions)	2011	2010	2009
Cash flows provided by operating activities from continuing operations
Net income (loss)	$414	$141	$(261)
(Income) loss from discontinued operations (net of income taxes)	(358)	(53)	21
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	299	280	305
Debt issuance cost amortization	26	81	52
Purchased in-process research and development amortization	-	-	10
Deferred income taxes	(57)	(67)	(123)
Equity income from affiliates	(17)	(19)	(14)
Distributions from equity affiliates	5	17	15
Gain from sale of property and equipment	(2)	(4)	(2)
Stock based compensation expense - Note P	16	14	9
Stock contributions to qualified savings plans	13	22	13
Net loss (gain) on acquisitions and divestitures - Notes B and C	5	(21)	(59)
Loss on early retirement of debt	-	5	1
Inventory fair value adjustment related to acquisitions	16	-	37
Loss on currency swaps related to Hercules acquisition	-	-	54
Loss (gain) on auction rate securities	1	(2)	32
Actuarial loss on pension and postretirement plans	318	268	409
Change in operating assets and liabilities (a)	(436)	(111)	236
	243	551	735
Cash flows (used) provided by investing activities from continuing operations
Additions to property, plant and equipment	(201)	(192)	(165)
Proceeds from disposal of property, plant and equipment	14	21	45
Purchase of operations - net of cash acquired	(2,002)	(23)	(2,080)
Proceeds from sale of operations or equity investments	76	64	114
Settlement of currency swaps related to Hercules acquisition	-	-	(95)
Proceeds from sales and maturities of available-for-sale securities	11	150	73
	(2,102)	20	(2,108)
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	2,910	334	2,628
Repayment of long-term debt	(1,513)	(780)	(1,862)
Proceeds from/(repayment of) short-term debt	12	48	(19)
Repurchase of common stock	(71)	-	-
Debt issuance/modification costs	(82)	(13)	(162)
Cash dividends paid	(51)	(35)	(22)
Proceeds from exercise of stock options	3	6	9
Excess tax benefits related to share-based payments	4	5	1
	1,212	(435)	573
Cash (used) provided by continuing operations	(647)	136	(800)
Cash used (provided) by discontinued operations
Operating cash flows	2	(45)	290
Investing cash flows	955	(16)	(7)
Effect of currency exchange rate changes on cash and cash equivalents	10	(10)	(17)
Increase (decrease) in cash and cash equivalents	320	65	(534)
Cash and cash equivalents - beginning of year	417	352	886
Cash and cash equivalents - end of year	$737	$417	$352
(Increase) decrease in operating assets (a)
Accounts receivable	$(40)	$(128)	$191
Inventories	(133)	(56)	66
Other current and noncurrent assets	245	101	(49)
Increase (decrease) in operating liabilities (a)
Trade and other payables	(65)	58	(134)
Pension contributions	(50)	(62)	(47)
Other current and noncurrent liabilities	(393)	(24)	209
Change in operating assets and liabilities	$(436)	$(111)	$236
Supplemental disclosures
Interest paid	$109	$118	$198
Income taxes paid	97	86	49

(a)     Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and U.S. Securities and Exchange Commission regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Certain assets and liabilities that have been categorized as held for sale or sold during 2011 have been reclassified within the September 30, 2010 Consolidated Balance Sheet.  Additionally, certain other prior period data has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

The Consolidated Financial Statements include the accounts of Ashland and its majority owned subsidiaries.  In addition, Ashland consolidates a variable interest entity, in which Ashland has a 50% ownership interest and has been deemed to be the primary beneficiary.  As of September 30, 2011, this variable interest entity had an equity position of $21 million.  Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for under the equity method.

Ashland is composed of four reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients), which in previous periods had been named Functional Ingredients, Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  On August 23, 2011, Ashland completed the acquisition of International Specialty Products Inc. (ISP).  ISP’s operating results from the date of the acquisition through September 30, 2011 have been included in the Specialty Ingredients reporting segment, with the exception of ISP’s Elastomers business, which is included within the Performance Materials reporting segment.  See Notes B and Q for additional information on the ISP acquisition and reporting segment results.  On March 31, 2011, Ashland completed the sale of substantially all of the assets and certain liabilities of Ashland Distribution (Distribution).  As a result of this sale, all prior period operating results and cash flows related to Distribution have been reflected as discontinued operations, while all prior period assets and liabilities have been classified as held for sale.  See Notes C, D and Q for additional information on the Distribution divestiture and reporting segment results.

Use of estimates, risks and uncertainties

The preparation of Ashland’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes and liabilities and receivables associated with asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

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

Change in accounting policy regarding pension and other postretirement benefits

During 2011, Ashland elected to change its method of recognizing actuarial gains and losses for its defined benefit pension plans and other postretirement benefit plans.  Previously, Ashland recognized the actuarial gains and losses as a component of Stockholders’ Equity within the Consolidated Balance Sheet on an annual basis and amortized the gains and losses into operating results over the average future service period of active employees within the related plans.  Ashland has elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year.  The remaining components of pension and other postretirement benefits expense will be recorded on a quarterly basis.  While Ashland’s historical policy of recognizing pension and other postretirement benefit expense is considered acceptable under U.S. GAAP, Ashland believes that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results.  This change will also improve transparency within Ashland’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred.  This change in accounting policy has been applied retrospectively, adjusting all prior periods presented.

In connection with this change in accounting policy for pension and other postretirement benefits, Ashland also elected to change its method of accounting for certain costs included in inventory.  Ashland has elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales.  While Ashland’s historical policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs will only include costs that are directly attributable to current employees.  Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.

The impact of these accounting policy changes on Ashland’s consolidated financial statements are summarized below:

Statements of Consolidated Income

(In millions except per share data)	Year Ended September 30, 2011
	Previous	Effect of	As
	method	change	reported
Sales	$6,502	$-	$6,502
Costs and expenses
Cost of sales	4,813	77	4,890
Selling, general and administrative expense	1,267	175	1,442
Research and development expense	89	-	89
	6,169	252	6,421
Equity and other income	49	-	49
Operating income	382	(252)	130
Net interest and other financing expense	(121)	-	(121)
Net gain on acquisitions and divestitures	(5)	-	(5)
Other income	(1)	-	(1)
Income from continuing operations before income taxes	255	(252)	3
Income tax expense (benefit)	43	(96)	(53)
Income from continuing operations	212	(156)	56
Income from discontinued operations	309	49	358
Net income	$521	$(107)	$414

Earnings per share from continuing operations
Basic	$2.70	$(1.98)	$0.72
Diluted	$2.65	$(1.95)	$0.70

Earnings per share from net income
Basic	$6.65	$(1.37)	$5.28
Diluted	$6.51	$(1.34)	$5.17

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

(In millions except per share data)	Year Ended September 30, 2010
	As	Effect of	As
	reported	change	amended
Sales	$5,741	$-	$5,741
Costs and expenses
Cost of sales	4,058	66	4,124
Selling, general and administrative expense	1,168	162	1,330
Research and development expense	86	-	86
	5,312	228	5,540
Equity and other income	48	-	48
Operating income	477	(228)	249
Net interest and other financing expense	(197)	-	(197)
Net gain on acquisitions and divestitures	21	-	21
Other income	2	-	2
Income from continuing operations before income taxes	303	(228)	75
Income tax expense (benefit)	62	(75)	(13)
Income from continuing operations	241	(153)	88
Income from discontinued operations	91	(38)	53
Net income	$332	$(191)	$141

Earnings per share from continuing operations
Basic	$3.10	$(1.96)	$1.14
Diluted	$3.04	$(1.93)	$1.11

Earnings per share from net income
Basic	$4.26	$(2.44)	$1.82
Diluted	$4.18	$(2.40)	$1.78

(In millions except per share data)	Year Ended September 30, 2009
	As	Effect of	As
	reported	change	amended
Sales	$5,220	$-	$5,220
Costs and expenses
Cost of sales	3,732	118	3,850
Selling, general and administrative expense	1,115	284	1,399
Research and development expense	96	-	96
	4,943	402	5,345
Equity and other income	34	-	34
Operating income (loss)	311	(402)	(91)
Net interest and other financing expense	(205)	-	(205)
Net gain on acquisitions and divestitures	59	-	59
Other income	(86)	-	(86)
Income (loss) from continuing operations before income taxes	79	(402)	(323)
Income tax expense (benefit)	52	(135)	(83)
Income (loss) from continuing operations	27	(267)	(240)
Income (loss) from discontinued operations	44	(65)	(21)
Net income (loss)	$71	$(332)	$(261)

Earnings per share from continuing operations
Basic	$0.38	$(3.69)	$(3.31)
Diluted	$0.37	$(3.68)	$(3.31)

Earnings per share from net income (loss)
Basic	$0.98	$(4.58)	$(3.60)
Diluted	$0.96	$(4.56)	$(3.60)

Consolidated Balance Sheet

(In millions)	At September 30, 2011
	Previous	Effect of	As
	method	change	reported
Retained earnings	$3,952	$(752)	$3,200
Accumulated other comprehensive loss	(445)	752	307

(In millions)	At September 30, 2010
	As	Effect of	As
	reported	change	amended
Deferred income taxes (noncurrent asset)	$336	$(1)	$335
Employee benefit obligations	1,372	(5)	1,367
Retained earnings	3,482	(645)	2,837
Accumulated other comprehensive loss	(345)	649	304

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement of Consolidated Cash Flows

(In millions)	Year Ended September 30, 2011
	Previous	Effect of	As
	method	change	reported
Cash flows provided by operating activities from continuing operations
Net income	$521	$(107)	$414
(Income) loss from discontinued operations (net of income taxes)	(309)	(49)	(358)
Deferred income tax (benefit)	39	(96)	(57)
Actuarial loss on pension and postretirement plans	-	318	318
Change in operating assets and liabilities	(370)	(66)	(436)

(In millions)	Year Ended September 30, 2010
	As	Effect of	As
	reported	change	amended
Cash flows provided by operating activities from continuing operations
Net income	$332	$(191)	$141
(Income) loss from discontinued operations (net of income taxes)	(91)	38	(53)
Deferred income tax (benefit)	9	(76)	(67)
Actuarial loss on pension and postretirement plans	-	268	268
Change in operating assets and liabilities	(72)	(39)	(111)

(In millions)	Year Ended September 30, 2009
	As	Effect of	As
	reported	change	amended
Cash flows provided by operating activities from continuing operations
Net income (loss)	$71	$(332)	$(261)
(Income) loss from discontinued operations (net of income taxes)	(44)	65	21
Deferred income tax (benefit)	12	(135)	(123)
Actuarial loss on pension and postretirement plans	-	409	409
Change in operating assets and liabilities	243	(7)	236

Statements of Consolidated Stockholders’ Equity

(In millions)	Year Ended September 30, 2011
	Previous	Effect of	As
	method	change	reported
Retained earnings
Net income	$521	$(107)	$414
Balance at September 30, 2011	3,952	(752)	3,200

Accumulated other comprehensive loss
Pension and postretirement obligation adjustment	(690)	752	62
Balance at September 30, 2011	(445)	752	307

Total comprehensive income (loss)
Net income	521	(107)	414
Pension and postretirement obligation adjustment, net of tax	(70)	103	33
Balance at September 30, 2011	421	(4)	417

(In millions)	Year Ended September 30, 2010
	As	Effect of	As
	reported	change	amended
Retained earnings
Net income	$332	$(191)	$141
Balance at September 30, 2010	3,482	(645)	2,837

Accumulated other comprehensive loss
Pension and postretirement obligation adjustment	(620)	649	29
Balance at September 30, 2010	(345)	649	304

Total comprehensive income (loss)
Net income	332	(191)	141
Pension and postretirement obligation adjustment, net of tax	(158)	178	20
Balance at September 30, 2010	110	(13)	97

(In millions)	Year Ended September 30, 2009
	As	Effect of	As
	reported	change	amended
Retained earnings
Balance at September 30, 2008	$3,138	$(122)	$3,016
Net income	71	(332)	(261)
Balance at September 30, 2009	3,185	(454)	2,731

Accumulated other comprehensive loss
Balance at September 30, 2008	30	118	148
Pension and postretirement obligation adjustment, net of tax	(462)	471	9
Balance at September 30, 2009	(123)	471	348

Total comprehensive income (loss)
Net income	71	(332)	(261)
Pension and postretirement obligation adjustment, net of tax	(355)	353	(2)
Balance at September 30, 2009	(82)	21	(61)

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments maturing within three months after purchase.

Investment securities

Securities are classified as available-for-sale or held-to-maturity on the date of purchase.  Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income, a component of stockholders’ equity.  Held-to-maturity securities are recorded at amortized cost.  Interest and dividends are reported within the caption net interest and other financing (expense) income in the Statements of Consolidated Income.  The cost of securities sold is based on the specific identification method.  All securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and Ashland’s intent and ability to hold the security.  A decline in value that is considered to be other-than-temporary is recorded as a loss within the Statements of Consolidated Income.  There were no net unrealized gain on investment securities in accumulated other comprehensive income as of September 30, 2011 and 2010.  For additional information on investment securities, see Note G.

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

Inventories

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants with a replacement cost of $295 million at September 30, 2011, and $103 million at September 30, 2010, are valued at cost using the last-in, first-out (LIFO) method.  During 2009 certain inventory quantities valued under the LIFO method were reduced.  This reduction resulted in a liquidation of LIFO quantities carried at lower costs prevailing in prior years as compared with the cost of purchases within the periods presented, the effect of which decreased cost of sales during 2009 by $3 million.  The remaining inventories are valued using the weighted-average cost method or the first-in, first-out method.

(In millions)	2011	2010
Finished products	$620	$326
Raw materials, supplies and work in process	364	175
LIFO carrying values	(59)	(54)
	$925	$447

Property, plant and equipment

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated principally over 25 to 35 years and machinery and equipment principally over 4 to 25 years.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of asset groups of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).  Asset impairment charges are included within the selling, general and administrative expense caption of the Statements of Consolidated Income and were $13 million in 2011, $1 million in 2010 and $3 million in 2009.  Total depreciation expense on property, plant and equipment for 2011, 2010 and 2009 was $225 million, $212 million and $237 million, respectively.  Depreciation expense for 2011, 2010 and 2009 included $6 million, $6 million and $17 million, respectively, in accelerated depreciation related to the closure of plant facilities, included within the cost of sales caption of the Statements of Consolidated Income.  Capitalized interest for 2011, 2010 and 2009 was $1 million, $2 million and $3 million, respectively.  The following table describes the various components of property, plant and equipment within the Consolidated Balance Sheet.

(In millions)	2011	2010
Land	$281	$254
Buildings	754	668
Machinery and equipment	3,024	2,068
Construction in progress	247	119
Total property, plant and equipment (gross)	4,306	3,109
Accumulated depreciation and amortization	(1,392)	(1,271)
Total property, plant and equipment (net)	$2,914	$1,838

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

Goodwill and other indefinite-lived intangibles

In accordance with U.S. GAAP, Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Ashland reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level.  Ashland tests goodwill for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using a discounted cash flow model or externally quoted prices (if available) and, when deemed necessary, a market approach.  Ashland tests its indefinite-lived intangible assets, principally trademarks and trade names, using a “relief-from-royalty” valuation method compared to the carrying value.  Significant assumptions inherent in the valuation methodologies for goodwill and other intangibles are employed and include, but are not limited to, such estimates as projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty and discount rates.  For further information on goodwill and other intangible assets, see Note H.

Derivative instruments

Ashland regularly uses derivative instruments to manage its exposure to fluctuations in foreign currencies and interest rates.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  At September 30, 2011, Ashland had several interest rate swap contracts that qualified for hedge accounting and totaled a $20 million liability.  At September 30, 2010, Ashland did not have any derivative contracts that qualified for hedge accounting.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the fair value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures.  As of September 30, 2011, Ashland had not identified any significant credit risk on open derivative contracts.  For additional information on derivative instruments, see Note G.

Revenue recognition

Sales generally are recognized when persuasive evidence of an arrangement exists, products are received or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured.  For consignment inventory, title and risk of loss are transferred when the products have been consumed or used in the customer’s production process.  The percentage of Ashland’s sales recognized from consignment inventory sales was 6% during 2011 and 5% during 2010 and 2009.  Ashland reports all sales net of tax assessed by qualifying governmental authorities.

Expense recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers, and all other distribution network costs.  Selling, general and administrative expense includes sales and marketing costs, advertising, customer support, environmental remediation, corporate and divisional administrative and other costs.  Advertising costs ($85 million in 2011, $69 million in 2010 and $62 million in 2009) and research and development costs ($89 million in 2011, $86 million in 2010 and $96 million in 2009) are expensed as incurred.

Consumer Markets has established an engine guarantee associated with its Valvoline™ product line.  Consumers register their vehicles to qualify for the guarantee.  Ashland initially had established an estimation methodology for quantifying the future potential reserves related to this guarantee program; however, this program is now insured with a third party and therefore as of September 30, 2011 and 2010 no reserve was recorded for the guarantee program.

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

Pension and other postretirement benefits

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

As previously described in this footnote under the “change in accounting policy regarding pension and other postretirement benefits,” Ashland elected to change its method of recognizing its actuarial gains and losses associated with these plans.  See this section for further information on the change in accounting policy and the impact on Ashland’s financial statements.

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

Earnings per share

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options and SARs for each reported year whose grant price was greater than the market price of Ashland Common Stock at the end of each fiscal year were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was 2.3 million for 2011 and 2.0 million for 2010 and 2009.

(In millions except per share data)	2011	2010	2009
Numerator
Numerator for basic and diluted EPS -
Income (loss) from continuing operations	$56	$88	$(240)
Denominator
Denominator for basic EPS - Weighted-average
common shares outstanding	78	78	72
Share based awards convertible to common shares (a)	2	1	-
Denominator for diluted EPS - Adjusted weighted-
average shares and assumed conversions	80	79	72
EPS from continuing operations
Basic	$0.72	$1.14	$(3.31)
Diluted	0.70	1.11	(3.31)

(a)	Since Ashland reported a loss during 2009, U.S. GAAP requires exclusion of the dilutive effect of shares within this calculation.

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

In December 2007, the FASB issued guidance related to business combinations (ASC 805-10 Business Combinations) which provides that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  In addition, the guidance establishes revised principles and requirements for how Ashland will recognize and measure assets, liabilities and expenses related to a business combination.  This guidance impacts the accounting and reporting of business combinations that occur after October 1, 2009 and the manner in which changes in estimates related to acquisitions that occurred prior to the effective date.

In December 2007, the FASB issued guidance related to noncontrolling ownership interests in the Consolidated Financial Statements (ASC 810-10-65-1 Consolidation).  This guidance establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2009, the FASB issued accounting guidance related to variable interest entities (ASC 805 Consolidation) which alters how an entity determines whether it has a controlling financial interest in a variable interest entity.  This guidance also requires ongoing reassessments of the analysis and provides for enhanced disclosures about an entity’s involvement in a variable interest entity.  This Statement became effective for Ashland on October 1, 2010.  The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

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

In September 2011, the FASB issued accounting guidance related to the testing of goodwill for impairment (ASC 350 Intangibles – Goodwill and Other).  Under this guidance, entities will have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  This guidance will become effective for Ashland on October 1, 2012, with early adoption of the guidance permitted.  The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements.

NOTE B – ACQUISITIONS

International Specialty Products

Background and financing

On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve months ended September 30, 2011.  The purchase price was an all cash transaction, reduced by the amount of ISP’s net indebtedness at closing, and is subject to a post-closing adjustment based on changes in ISP’s net working capital at closing.  In addition, the purchase price is subject to post-closing adjustments to the extent that certain change in control payments, termination costs for interest rate swaps, and accrued pension and other post-employment benefit liabilities of ISP exceed specified amounts.  Ashland has included ISP within the Specialty Ingredients reporting segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve months ended September 30, 2011, which has been included within the Performance Materials reporting segment.  The acquisition was recorded by Ashland using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values.

On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion senior secured credit facility with a group of lenders.  The senior secured credit facility is comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition.

Purchase price allocation

The all-cash purchase price of ISP was $2,127 million.  Ashland incurred $21 million of transaction costs during 2011 related to the acquisition, which was recorded within the net (loss) gain on acquisitions and divestitures caption within the Statement of Consolidated Income.  The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition.

At
Purchase price allocation (in millions)	August 23, 2011
Assets:
Cash	$186
Accounts receivable	285
Inventory	381
Other current assets	51
Intangible assets	1,101
Goodwill	1,185
Property, plant and equipment	1,140
Other noncurrent assets	85
Liabilities:
Accounts payable	(175)
Accrued expenses	(211)
Debt	(1,196)
Deferred tax - net	(570)
Employee benefit obligations	(72)
Other noncurrent liabilities	(63)
Total purchase price	$2,127

As of September 30, 2011, the purchase price allocation for the acquisition was preliminary and subject to completion.  Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized.  Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

Intangible assets identified

Ashland has identified approximately $135 million of in-process research and development (IPR&D) projects within the acquired ISP business that, as of the date of acquisition, had not established technological feasibility.  These projects consist

NOTE B – ACQUISITIONS (continued)

of various enhancements of existing products or new potential applications for products.  Ashland used various valuation models based on discounted probable future cash flows on a project-by-project basis in identifying 23 projects as distinct assets.  With the adoption of ASC Topic 805, “Business Combinations,” on October 1, 2009, identified IPR&D acquired in a business combination is capitalized and tested for impairment quarterly.  As such, these assets will be subjected to future impairment or amortization as the individual projects continue through the various stages of the feasibility assessment process.

Ashland has also identified approximately $174 million of certain product trade names, within the Specialty Ingredients business, that have been designated as indefinite-lived assets.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands as well as their recognition worldwide in the industry.  The remaining $792 million of identified finite-lived intangible assets are being amortized over the estimated useful life in proportion to the economic benefits consumed.  Ashland considered the useful lives of the customer relationships and developed technology to be 18 years and 8 to 15 years, respectively.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current ISP customer base.

The following details the total intangible assets identified.

		Life
Intangible asset type (in millions)	Value	(years)
Customer relationships - Specialty Ingredients	$266	18
Developed technology - Specialty Ingredients	498	8 - 15
Developed technology - Performance Materials	19	8 - 15
IPR&D - Specialty Ingredients	135	Indefinite
Product trade names - Specialty Ingredients	174	Indefinite
Product trade names - Specialty Ingredients	3	4
Product trade names - Performance Materials	6	4
Total	$1,101

Impact on operating results

The results of ISP’s operations have been included in Ashland’s Consolidated Financial Statements since the August 23, 2011 closing date.  The following table provides sales and results of operations from the ISP acquired businesses included in Ashland’s 2011 results.

ISP results of operations	August 23, 2011 -
(In millions)	September 30, 2011
Sales	$205
Income from continuing operations before income taxes	$5

The following unaudited pro forma information assumes the acquisition of ISP occurred at the beginning of the respective periods presented and excludes certain nonrecurring charges, such as purchase accounting adjustments and charges related to restructuring such as severance, that were deemed necessary to exclude for comparability purposes.

	Fiscal years ended
Unaudited pro forma information	September 30
(In millions, except per share amounts)	2011	2010
Sales	$8,150	$7,210
Income from continuing operations	$106	$81
Net income	$464	$134

Basic earnings per share
Income from continuing operations	$1.35	$1.04
Net income	$5.91	$1.72

Diluted earnings per share
Income from continuing operations	$1.33	$1.02
Net income	$5.80	$1.69

The unaudited pro forma information presented above is for illustrative purposes only and does not purport to be indicative of the results of future operations of Ashland or the results that would have been attained had the operations been combined during the periods presented.

Ara Quimica

In April 2010, Ashland acquired the remaining 50% interest in Ara Quimica S.A. (Ara Quimica), a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica, which it recorded as an equity-method investment within the Performance Materials reporting segment.  During 2010, Ashland recognized a pretax gain of $23 million as a result of revaluing its existing equity interest held in Ara Quimica before the business combination.  The gain was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As a result of this transaction, Ashland recorded $19 million of current assets and $61 million of long-term assets, which includes $55 million of goodwill and intangible assets.  In addition, Ashland recorded $18 million of current liabilities and $6 million of noncurrent liabilities.

Hercules

On November 13, 2008, Ashland completed its acquisition of Hercules Incorporated (Hercules) in a transaction valued at approximately $3.4 billion.  The total merger consideration for outstanding Hercules Common Stock was $2,594 million, including $2,096 million in cash, $450 million in Ashland Common Stock with the remaining value of the transaction related to cash consideration and value for restricted stock units, stock options and transaction costs.  In addition, Ashland assumed $798 million in debt as a part of the transaction.  The acquired businesses of Hercules currently comprise significant portions of the Specialty Ingredients and Water Technologies reporting segments.

Under the purchase method of accounting under U.S. GAAP in effect at the time of the Hercules acquisition, purchased IPR&D projects that had not established technological feasibility and had no alternative use at the date of acquisition were required to be charged to expense.  During 2009, Ashland recorded pretax charges totaling $10 million associated with the Hercules acquisition within the research and development expense caption of the Statements of Consolidated Income.

NOTE C – DIVESTITURES

Ashland Distribution

On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (formerly known as TPG Accolade, LLC (Nexeo)) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million.  The tax effects on the gain were partially offset by a $72 million release of tax valuation allowances on a capital loss carry-forward generated from the December 2008 divestiture of Ashland’s interest in FiberVisions Holdings LLC.  The gain was included within the discontinued operations caption in the Statements of Consolidated Income for 2011.  Ashland Distribution recorded sales of $3,419 million during the fiscal year ended September 30, 2010 and employed approximately 2,000 employees across North America and Europe.

Because this transaction signifies Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  Certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting

NOTE C – DIVESTITURES (continued)

segment that do not qualify for discontinued operations accounting classification are now reported as costs within the Unallocated and other section of continuing operations, and equaled $36 million, $31 million and $25 million for 2011, 2010 and 2009, respectively.  Ashland is currently implementing plans to reduce these stranded costs.

Ashland will retain and has agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  Costs directly related to these expenses have been included within the discontinued operations caption for 2011, 2010 and 2009.  The ongoing effects of the pension and postretirement plans for former Distribution employees will be reported within the Unallocated and other section of continuing operations subsequent to March 31, 2011.

As part of this sale, Ashland is receiving transition service fees for ongoing administrative and other services being provided to Nexeo.  During 2011 Ashland recognized transition service fees of $17 million, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Income.  While the transition service agreements vary in duration depending upon the type of service provided, Ashland is implementing plans to reduce costs as the transition services are phased out.  See Note D for further information on the results of operations of Distribution for all periods presented.

Held for sale classification

As a result of the Distribution divestiture, the assets and liabilities of Distribution for prior periods have been reflected as assets and liabilities held for sale within the Consolidated Balance Sheets and are comprised of the following components as of September 30, 2010:

(In millions - unaudited)	September 30, 2010
Accounts receivable	$494
Inventories	197
Other current assets	2
Current assets held for sale	$693

Property, plant and equipment, net	$179
Goodwill and intangible assets	82
Noncurrent assets held for sale	$261

Trade payables	$315
Accrued expenses and other liabilities	6
Current liabilities held for sale	$321

In addition to the Distribution assets and liabilities identified above as held for sale, Ashland held other noncurrent assets for sale of $2 million and $9 million as of September 30, 2011 and 2010, respectively, primarily related to non-operational properties and certain Valvoline Instant Oil ChangeTM locations.  The noncurrent assets held for sale are recorded at the lower of carrying value or below this level if an impairment is indicated.  The fair values were based on definitive agreements of sale or other market quotes which would be considered significant unobservable market inputs (Level 3) within the fair value hierarchy.  See Note G for further information on the fair value hierarchy.

Casting Solutions Joint Venture

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Casting Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recently completed fiscal year prior to the closing.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year prior to the closing.

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

Upon closing of the transaction, the joint venture distributed a $21 million net payment to Ashland in accordance with the agreement.  From the closing date of the transaction through the end of 2011, Ashland received an additional $46 million cash payment from the joint venture, representing final distributions resulting from post-closing activities and measurements set forth in the agreement.

Ashland recognized a pretax gain of $23 million during 2011, attributable to the fair market value of the net assets contributed to the joint venture.  For the majority of the valuation of the contributed assets and liabilities, Ashland utilized the discounted cash flow method; however, the adjusted book value method was also used in some areas of the valuation.  The gains were included in the net gain on acquisitions and divestitures caption in the Statements of Consolidated Income.  The recorded values of assets and liabilities contributed on the closing date of the transaction by Ashland to the expanded joint venture, excluding equity interests, were as follows:

Assets
(In millions)	(liabilities)
Cash	$9
Accounts receivable	52
Inventories	21
Property, plant and equipment	34
Goodwill	52
Trade and other payables	(24)
Other noncurrent assets (liabilities) - net	11
$155

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the results of the Performance Materials segment no longer includes the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to the Casting Solutions business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials segment and in the equity and other income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture has resulted in certain stranded costs that Ashland is currently implementing cost reduction plans to eliminate.

Pinova

In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Specialty Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million five-year promissory note from TorQuest Partners.  The Pinova business, with annual revenues of approximately $85 million per year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  The transaction resulted in a pretax gain of less than $1 million, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As part of this transaction, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

Drew Marine

In August 2009, Ashland sold its global marine services business known as Drew Marine, a business unit of Water Technologies, to J. F. Lehman & Co. in a transaction valued at approximately $120 million before tax, which was subsequently reduced by $4 million after giving affect to post-closing adjustments related primarily to working capital.  Drew Marine businesses had annual sales of approximately $140 million per year.  The transaction resulted in an initial pretax gain of $56 million during 2009, which was included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As part of this transaction, Ashland has agreed to continue to manufacture certain products for Drew Marine.

FiberVisions

In December 2008, Ashland completed the sale of its indirectly held 33.5% ownership interest in FiberVisions Holdings, LLC (FiberVisions) to Snow Phipps Group, LLC (Snow Phipps), a New York-based private equity firm and the majority owner of FiberVisions for $7 million.  FiberVisions, a leading global producer of specialty fibers for nonwoven fabrics and textile fibers used in consumer and industrial products, was acquired by Ashland as part of the Hercules acquisition.  The sale of Ashland’s interest in FiberVisions generated a capital loss of approximately $220 million for tax purposes that can be

NOTE C – DIVESTITURES (continued)

used to offset capital gains.  At the time of the sale, the unutilized capital loss benefit was fully offset by a deferred tax asset valuation allowance because Ashland is not permitted to anticipate additional future capital gains; therefore, no tax benefit was recognized on this transaction.  For further information on income taxes, see Note L.

NOTE D – DISCONTINUED OPERATIONS

As previously described in Note C, on March 31, 2011 Ashland completed the sale of substantially all of the assets and certain liabilities of Distribution.  Ashland has determined that this exit of the Distribution business qualifies as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  As a result, operating results and cash flows related to Distribution have been reflected as discontinued operations in the Statements of Consolidated Income and Statements of Consolidated Cash Flows, while assets and liabilities that were sold have been classified within the September 30, 2010 Consolidated Balance Sheet as held for sale.  Sales recognized for the six month period Distribution was still owned by Ashland in 2011 were $1,868 million, while sales recognized for Distribution in 2010 and 2009 were $3,419 million and $3,020 million, respectively.

On August 28, 2006, Ashland completed the sale of the stock of Ashland Paving And Construction, Inc. (APAC) to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The sale qualified as a discontinued operation and, as a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during 2011, 2010 and 2009.  Due to the ongoing assessment of certain tax matters associated with this divestiture, subsequent adjustments to this gain may continue in future periods in the discontinued operations caption in the Statements of Consolidated Income.

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

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules, a wholly-owned subsidiary of Ashland.  Additional adjustments to the recorded litigation reserves and related insurance receivables continue annually and primarily reflect updates to the estimates.  See Note N for further discussion of Ashland’s asbestos-related activity including assumed Hercules obligations.

During 2009, Ashland recorded two adjustments that related to prior periods within the discontinued operations caption of the Statements of Consolidated Income.  These included a charge related to a change in the duration period on a retained environmental liability from the Electronic Chemicals business and a charge related to a tax basis adjustment from the APAC divestiture.  Ashland assessed the affect these adjustments had on income from discontinued operations and net income in the current and prior periods and, after considering quantitative and qualitative factors, determined such adjustments to be below the threshold that would necessitate a restatement of the consolidated financial statements for the prior years.  Ashland also considered the impact of these prior period adjustments on its internal controls and financial reporting and based on qualitative and quantitative factors, including the discrete nature of the transactions involved, concluded that the matters did not indicate a material weakness in internal controls over financial reporting.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for each of the years ended September 30.

(In millions)	2011	2010	2009
Income (loss) from discontinued operations
Distribution	$95	$30	$(21)
Asbestos-related litigation reserves, expenses and related receivables	27	29	2
Electronic Chemicals	2	-	-
APAC	-	-	1
Gain (loss) on disposal of discontinued operations
Distribution	354	-	-
Electronic Chemicals	-	3	(4)
Income (loss) before income taxes	478	62	(22)
Income tax (expense) benefit
Benefit (expense) related to income (loss) from discontinued operations
Distribution	(33)	(8)	7
Asbestos-related litigation reserves and expenses	(7)	(8)	-
APAC	-	-	(1)
Benefit (expense) related to gain (loss) on disposal of discontinued operations
Distribution	(83)	-	-
APAC	3	8	(6)
Electronic Chemicals	-	(1)	1
Income (loss) from discontinued operations (net of income taxes)	$358	$53	$(21)

NOTE E – UNCONSOLIDATED AFFILIATES

Summarized financial information for companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland’s Consolidated Financial Statements.  At September 30, 2011 and 2010, Ashland’s retained earnings included $52 million and $55 million, respectively, of undistributed earnings from unconsolidated affiliates accounted for on the equity method.

The summarized financial information for all companies accounted for on the equity method by Ashland is as of and for the years ended September 30, 2011, 2010 and 2009, respectively.

(In millions)	2011 (a)	2010 (b)	2009
Financial position
Current assets	$499	$229
Current liabilities	(237)	(89)
Working capital	262	140
Noncurrent assets	372	62
Noncurrent liabilities	(163)	(7)
Stockholders’ equity	$471	$195
Results of operations
Sales	$1,128	$561	$517
Income from operations	65	66	52
Net income	40	38	32
Amounts recorded by Ashland
Investments and advances	$193	$76	$79
Equity income	17	19	14
Distributions received	5	17	15

(a)
Amounts in 2011 include the results of the Casting Solutions businesses’ expanded global joint venture with Süd-Chemie since it was formed in December 2010.  For further information on this transaction, see Note C.

(b)	Amounts in 2010 exclude Ara Quimica, which was acquired in April 2010.

NOTE F – RESTRUCTURING ACTIVITIES

Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.  As of September 30, 2011, the remaining restructuring reserves for previously announced programs principally

NOTE F – RESTRUCTURING ACTIVITIES (continued)

consisted of severance payments from the 2009 Hercules Integration Plan, which resulted in 12 permanent facility closings and a reduction in the global workforce of over 2,000 employees between 2008 and 2010, and the Performance Materials restructuring, which consisted of several plant closings and an operational redesign to eliminate excess capacity that was announced during 2010.  The total restructuring cost incurred under these plans during 2010 was $15 million, and was classified within the selling, general and administrative expense caption of the Statements of Consolidated Income.  The total restructuring cost incurred during 2009 was $96 million, of which $75 million had been charged as an expense within the Statements of Consolidated Income, consisting of $58 million classified within the selling, general and administrative expense caption and $17 million of accelerated depreciation charged to the cost of sales caption.  The remaining cost of $21 million related to severance associated with Hercules personnel, which qualified for the purchase method of accounting in accordance with U.S. GAAP at that time, and had no effect on the Statements of Consolidated Income.

During 2011, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to the new global joint venture with Süd-Chemie.  In addition, Ashland is currently taking action to integrate ISP into the Specialty Ingredients and Performance Materials businesses, subsequent to its purchase in August 2011.  As a first step to address cost reduction opportunities resulting from these transactions, Ashland announced a voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business.  As of September 30, 2011, 150 employees have been formally approved for the VSO.  An involuntary program was also initiated as a further step to capture targeted saving levels from these transactions and other business cost saving initiatives.  The VSO and involuntary program resulted in a severance charge of $34 million classified within the selling, general and administrative expense caption of the Statements of Consolidated Income.  Ashland anticipates additional subsequent charges from ongoing efforts to maximize operational efficiencies as a result of these transactions.

The following table details at September 30, 2011, 2010 and 2009, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves during 2011, 2010 and 2009.  The reserves are included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

		Plant
		closure/
(In millions)	Severance	other costs	Total
Balance as of September 30, 2008	$7	-	$7
Restructuring reserve	75	21	96
Utilization (cash paid or otherwise settled)	(44)	(21)	(65)
Balance as of September 30, 2009	38	-	38
Restructuring reserve	15	-	15
Utilization (cash paid or otherwise settled)	(27)	-	(27)
Balance at September 30, 2010	26	-	26
Restructuring reserve	34	-	34
Utilization (cash paid or otherwise settled)	(15)	-	(15)
Balance as of September 30, 2011	$45	$-	$45

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

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2011.  For additional information on fair value hierarchy measurements of pension plan asset holdings, see Note M.

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$737	$737	$737	$-	$-
Auction rate securities	10	10	-	-	10
Deferred compensation investments (a)	185	185	76	109	-
Investment of captive insurance company (a)	2	2	2	-	-
Foreign currency derivatives	1	1	-	1	-
Total assets at fair value	$935	$935	$815	$110	$10

Liabilities
Interest rate swap derivatives	$20	$20	$-	$20	$-

(a)      Included in other noncurrent assets in the Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2010.

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$417	$417	$417	$-	$-
Auction rate securities	22	22	-	-	22
Deferred compensation investments (a)	169	169	62	107	-
Investment of captive insurance company (a)	2	2	2	-	-
Foreign currency derivatives	2	2	-	2	-
Total assets at fair value	$612	$612	$481	$109	$22

Liabilities
Foreign currency derivatives	$1	$1	$-	$1	$-

(a)Included in other noncurrent assets in the Consolidated Balance Sheets.

Level 3 instruments

Auction rate securities

At September 30, 2011 and 2010, Ashland held at par value $12 million and $25 million, respectively, in student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that

NOTE G – FAIR VALUE MEASUREMENTS (continued)

holders desired to sell at par value during certain auctions.  Since this time, the market for auction rate securities has failed to achieve equilibrium.  As of September 30, 2008, Ashland had recorded, as a component of stockholders’ equity, a temporary $32 million unrealized loss on the portfolio.  As of that date, all the student loan instruments held by Ashland were AAA rated and collateralized by student loans which are substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.  Ashland’s estimate of fair value for auction rate securities as of September 30, 2008 was based on various internal discounted cash flow models and relevant observable market prices and quotes.  The assumptions within the models include credit quality, liquidity, estimates on the probability of each valuation model and the impact due to extended periods of maximum auction rates.

During the first quarter of 2009, Ashland liquidated $20 million (par value) auction rate securities for $18 million in cash proceeds and recognized a loss of $2 million, which was the recorded book value of this instrument.  As a result of this sale, as well as Ashland’s debt structure following the Hercules acquisition and the ongoing impact from the global economic downturn at that time, Ashland also determined during 2009 that it no longer had the intent to hold these instruments until their maturity date.  As a result, Ashland recorded the remaining $30 million unrealized loss as a permanent realized loss in the other expenses caption of the Consolidated Statement of Income.  A full valuation allowance was established for this tax benefit at December 31, 2008 because for tax purposes Ashland did not have capital gains to offset this capital loss.  For further information on income taxes, see Note L.

At September 30, 2011 and 2010, auction rate securities were recorded at $10 million and $22 million, respectively, and were classified as noncurrent assets in the Consolidated Balance Sheets.  Due to the uncertainty as to when consistent active trading will resume in the auction rate securities market, Ashland continues to believe the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, Ashland classified these instruments as noncurrent at September 30, 2011 and 2010 in the Consolidated Balance Sheets.  At September 30, 2011, scheduled maturities for auction rate securities were as follows:

	Amortized	Fair
(In millions)	cost	value
Over 30 years	$12	$10

The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these are Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

(In millions)	Level 3
Balance as of October 1, 2009 (par value)	$170
Sales of auction rate securities	(150)
Realized gain recognized in the Consolidated Statement of Income	2
Transfers in and/or (out) of Level 3	-
Balance as of October 1, 2010 (par value)	22
Sales of auction rate securities	(11)
Realized loss recognized in the Consolidated Statement of Income	(1)
Transfers in and/or (out) of Level 3	-
Balance as of September 30, 2011	$10

Derivative and hedging activities

Currency hedges

Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail the earnings volatility effects of short-term assets and liabilities denominated in currencies other than Ashland’s functional currency of an entity.

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The following table summarizes the gain/(losses) recognized during 2011, 2010 and 2009 within the Statements of Consolidated Income.

(In millions)	2011	2010	2009
Foreign currency derivative (losses) gains	$5	$(3)	$6

The following table summarizes the fair values of the outstanding foreign currency derivatives as of September 30, 2011 and 2010 included in other current assets and trade and other payables of the Consolidated Balance Sheets.

(In millions)	2011	2010
Foreign currency derivative assets	$1	$2
Notional contract values	62	86

Foreign currency derivative liabilities	$-	$1
Notional contract values	35	41

Interest rate hedges

During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the ISP acquisition.  As of September 30, 2011, the total notional value of interest rate swaps related to term loans A and B equaled $1.5 billion and $650 million, respectively.  These instruments qualify for hedge accounting whereby Ashland records these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  There was no hedge ineffectiveness with these instruments during 2011.

The fair value of Ashland’s interest rate swap assets and liabilities are calculated using standard pricing models.  These models utilize inputs derived from observable market data such as interest rate spot rates and forward rates, and are deemed to be Level 2 measurements within the fair value hierarchy.  Counterparties to these interest rate swap agreements are highly rated financial institutions which Ashland believes carry only a minimal risk of nonperformance.  The following table summarizes the fair values of the outstanding interest rate swap instruments as of September 30, 2011.

		Fair value at
(In millions)	Consolidated balance sheet caption	September 30, 2011
Interest rate swap liabilities	Accrued expenses and other liabilities	$17
Interest rate swap liabilities	Other noncurrent liabilities	$3

The following table summarizes the unrealized loss on interest rate hedges recognized in AOCI during 2011, as well as the loss reclassified from AOCI to income during 2011.  The loss reclassified to income during 2011 was recorded in the net interest and other financing expense caption within the Statement of Consolidated Income.

	Change in	Loss reclassified
	unrealized loss	from AOCI
(In millions)	in AOCI	to income
Interest rate hedges	$21	$1

During 2009, Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  This interest rate cap qualifies as an interest rate swap within the provisions of the senior credit agreement, but does not qualify for hedge accounting.  As a result, gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statements of Consolidated Income within the net interest and other financing (expense) income caption.  As of September 30, 2011 and 2010, the fair value of the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Consolidated Balance Sheets.

Long-term debt instruments

At September 30, 2011 and 2010, Ashland’s long-term debt (including current portion) had a carrying value of $3,749 million and $1,153 million, respectively, compared to a fair value of $3,953 million and $1,402 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, and are deemed to be Level 2 measurements within the fair value hierarchy.

NOTE H – GOODWILL AND OTHER INTANGIBLES

In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients, Water Technologies and Consumer Markets reportable segments, and the Composite Polymers/Specialty Polymers and Adhesives reporting unit within the Performance Materials reporting segment.

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

Ashland’s assessment of an impairment charge on any of these assets currently classified as having indefinite lives, including goodwill, could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit:  a significant change in projected business results, a divestiture decision, negative change in Ashland’s weighted-average cost of capital rates, growth rates or other assumptions, economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.

Ashland’s purchase of ISP increased goodwill by $1,185 million.  In connection with the goodwill associated with this acquisition, Ashland determined that a certain amount of the goodwill should be allocated to all reporting units because each reporting unit will benefit from synergies related to the acquisition that will increase these businesses’ overall reported profitability.  Ashland calculated the increased value that each reporting unit is expected to receive from the estimated synergy savings, which was then multiplied by industry valuation multiples for each specific reporting unit, in determining the appropriate amount of goodwill to allocate for this transaction.  This allocation of goodwill to other segments and the calculation methodology used is consistent with Ashland’s historical policy on significant acquisitions.

The following is a progression of goodwill by segment for the years ended September 30, 2011 and 2010.

	Specialty	Water	Performance	Consumer
(In millions)	Ingredients	Technologies	Materials (a)	Markets	Total
Balance at September 30, 2009	$1,106	$626	$293	$115	$2,140
Acquisitions	4	2	42	-	48
Currency translation	(30)	(8)	(2)	-	(40)
Balance at September 30, 2010	1,080	620	333	115	2,148
Acquisitions (b)	1,007	55	71	52	1,185
Divestitures	-	-	(52)	-	(52)
Other (c)	11	5	-	-	16
Currency translation	(6)	(4)	5	(1)	(6)
Balance at September 30, 2011	$2,092	$676	$357	$166	$3,291

(a)
The addition of $42 million of goodwill during 2010 is related to the Ara Quimica acquisition.  Within the Performance Materials reportable segment as of September 30, 2010, because further discrete financial information is provided and management regularly reviews this information, this reportable segment was further broken down into the Casting Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units.  Goodwill consisted of $52 million and $281 million, respectively, for the Casting Solutions and Composite Polymers/Specialty Polymers and Adhesives reporting units as of September 30, 2010.  The reduction of $52 million of goodwill during 2011 is related to the contribution of Ashland’s Casting Solutions business to the expanded global joint venture with Süd-Chemie on November 30, 2010.

(b)	The addition of $1,185 million of goodwill during 2011 is related to the ISP acquisition, which is not deductible for tax purposes.
(c)	The adjustment primarily relates to deferred tax balances associated with the Hercules acquisition.

Intangible assets principally consist of trademarks and trade names, intellectual property, customer lists, IPR&D and sale contracts.  Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 4 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years.

Certain intangible assets within IPR&D and trademarks and trade names have been classified as indefinite-lived and had a balance of $599 million and $290 million as of September 30, 2011 and 2010, respectively.  In accordance with U.S. GAAP, Ashland reviews these intangible assets quarterly for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment.  Intangible assets were comprised of the following as of September 30, 2011 and 2010.

	2011			2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$536	$(31)	$505	$353	$(27)	$326
Intellectual property	848	(87)	761	331	(63)	268
Customer relationships	846	(116)	730	583	(78)	505
IPR&D	135	-	135	-	-	-
Other intangibles	35	(32)	3	39	(27)	12
Total intangible assets	$2,400	$(266)	$2,134	$1,306	$(195)	$1,111

Amortization expense recognized on intangible assets was $74 million for 2011, $68 million for 2010 and $68 million for 2009, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.  As of September 30, 2011, all of Ashland’s intangible assets that had a carrying value were being amortized except for IPR&D and certain trademarks and trade names that currently have been determined to have indefinite lives.  Estimated amortization expense for future periods is $120 million in 2012, $119 million in 2013, $117 million in 2014, $114 million in 2015 and $111 million in 2016.

NOTE I – DEBT

The following table summarizes Ashland’s current and long-term debt at September 30, 2011 and 2010.

(In millions)	2011	2010
Term Loan A, due 2016 (a)	$1,500	$-
Term Loan B, due 2018 (a)	1,400	-
Term Loan A, due 2014 (a)	-	293
9.125% notes, due 2017	633	630
6.50% junior subordinated notes, due 2029 (b)	128	126
6.60% notes, due 2027 (b)	12	12
Accounts receivable securitization	-	40
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at September 30, 2011 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	20	20
Hercules Tianpu - term notes, due through 2011	-	14
Hercules Nanjing - term notes, due 2013	35	34
Other international loans, interest at a weighted-
average rate of 6.7% at September 30, 2011 (1.8% to 8.0%)	81	30
Other	2	4
Total debt	3,832	1,224
Short-term debt	(83)	(71)
Current portion of long-term debt	(101)	(45)
Long-term debt (less current portion)	$3,648	$1,108

(a)	Senior credit facilities.
(b)	Retained instrument from the Hercules acquisition.

At September 30, 2011 Ashland’s total debt had an outstanding principal balance of $4,008 million and discounts of $176 million.  The scheduled aggregate maturities of debt for the next five fiscal years are as follows:  $184 million in 2012, $129 million in 2013, $176 million in 2014, $172 million in 2015 and $1,064 million in 2016.

Senior credit facilities

On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion senior secured credit facility with a group of lenders, (the Senior Credit Facility).  The Senior Credit Facility is comprised of (i) a

NOTE I – DEBT (continued)

$1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition.

The Senior Credit Facility is guaranteed by Ashland’s existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, certain foreign subsidiaries and certain other subsidiaries), and is secured by a first-priority security interest in substantially all the personal property assets, and certain real property assets, of Ashland and the guarantors, including all or a portion of the equity interests of certain of Ashland’s domestic subsidiaries and first-tier foreign subsidiaries and, in certain cases, a portion of the equity interests of other foreign subsidiaries.  The term loan A facility was drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments beginning on December 31, 2011, with an aggregate amount equal to 5% of the original principal amount of such facility due in each of the first and second years after August 23, 2011 (the closing date), an aggregate amount equal to 10% of the original principal amount due in each of the third and fourth years after the closing date, an aggregate amount equal to 15% of the original principal amount due in the fifth year after the closing date, and a final payment of all outstanding principal and interest due on August 23, 2016.  The term loan B facility was also drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments beginning on December 31, 2011, with an aggregate amount equal to 1% of the original principal amount of such facility due in each of the seven years after the closing date, and a final payment of all outstanding principal and interest due on August 23, 2018.  Total borrowing capacity remaining under the $1.0 billion revolving credit facility was $914 million, representing a reduction of $86 million for letters of credit outstanding at September 30, 2011.

At Ashland’s option, loans issued under the credit agreement carry interest rates of LIBOR or an alternate base rate, in each case plus the applicable interest rate margin.  Loans in respect of the term loan B facility carry interest rates of LIBOR plus 2.75%, in the case of LIBOR borrowings, or at the alternate base rate plus 1.75%, and is subject to a 1% LIBOR floor.  Loans in respect of the term loan A facility and the revolving credit facility carried an initial interest rate of LIBOR plus 2.25%, in the case of LIBOR borrowings, or at the alternate base rate plus 1.25%, through and including February 19, 2012, and thereafter the interest rate will fluctuate between LIBOR plus 1.75% and LIBOR plus 2.50% (or between the alternate base rate plus 0.75% and the alternate base rate plus 1.50%), based upon Ashland’s corporate credit ratings or the consolidated gross leverage ratio (as defined in the credit agreement) (whichever yields a lower applicable interest rate margin) at such time.  In addition, Ashland will initially be required to pay fees of 0.40% on the daily unused amount of the revolving credit facility through and including February 19, 2012, and thereafter the fee rate will fluctuate between 0.30% and 0.50%, based upon Ashland’s corporate credit ratings or the consolidated gross leverage ratio.  In order to manage the variable interest rate risk associated with term loans A and B, Ashland entered into interest rate swap agreements.  As of September 30, 2011, the total notional value of interest rate swaps related to term loan A and term loan B equaled $1.5 billion and $650 million, respectively, effectively fixing the interest rates for approximately 75% of the term loan A and term loan B principal in the aggregate.  See Note G for additional information on the interest rate swap instruments.

The term loan A facility and the revolving credit facility may be prepaid at any time without premium.  If within one year of the closing date, Ashland refinances, or voluntarily prepays loans in respect of, the term loan B facility through the incurrence of other long-term bank debt that has a lower effective yield than the yield on the term loan B facility, then Ashland is required to pay a prepayment premium equal to 1.0% of the aggregate principal amount of the term loan B facility so refinanced or prepaid.  In addition, Ashland is required to make mandatory prepayments in respect of the Senior Credit Facility with specified percentages of the net cash proceeds of certain asset dispositions, casualty events and debt and equity issuances and with specified percentages of excess cash flow, in each case subject to certain conditions.

Former senior credit facility

During March 2011, Ashland terminated its previous term loan A facility due 2014, paying off the outstanding balance of $289 million with funds received from the sale of Distribution.  As a result of the termination of this facility, Ashland recognized an $11 million charge for the remaining debt issuance costs related to the loan fees paid to originate the loan, which is included in the net interest and other financing expense caption in the Statements of Consolidated Income.

On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a credit agreement with a group of lenders.  The credit agreement provided for an aggregate principal amount of $850 million in senior secured credit facilities, consisting of a $300 million four-year term loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the term loan A facility were used, together with proceeds from the accounts receivable securitization facility described further within this note, and cash on hand to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the credit facilities and the related transactions.  As discussed above, the term loan A facility was terminated and repaid in March 2011, and the revolving credit facility was replaced with a new $1.0 billion revolving credit facility as part of the August 23, 2011 current Senior Credit Facility.

Senior 9.125% notes

In May 2009, Ashland issued $650 million aggregate principal amount of 9.125% senior unsecured notes due 2017.  The notes were issued at 96.577% of the aggregate principal amount to yield 9.75%.  In connection with the current Senior Credit Facility, these notes are now secured on an equal and ratable basis with indebtedness under the Senior Credit Facility.  These notes are also guaranteed by the same guarantors under the Senior Credit Facility.  Ashland may redeem some or all of the notes at any time on or after June 1, 2013 at certain fixed redemption prices.  The notes will mature on June 1, 2017 and rank equally with other unsecured and unsubordinated senior obligations.  Ashland used the net proceeds from this issuance, together with available liquidity, to repay the $750 million bridge loan facility entered into as part of the interim credit agreement in connection with the closing of the Hercules acquisition on November 13, 2008.  The interim credit agreement for the bridge loan facility provided $750 million of unsecured senior interim loans at a rate of 9% per annum through November 13, 2009, the interim loan maturity date.  Upon termination of the bridge facility, Ashland expensed the remaining $10 million of debt issuance cost related to the loan fees paid to originate the bridge loan facility, which was included in the net interest and other financing (expense) income caption in the Statements of Consolidated Income for the year ended September 30, 2009.

Hercules retained instruments

Upon completion of the Hercules acquisition, Ashland assumed the following Hercules debt facilities:  6.60% notes due 2027, 6.50% junior subordinated deferrable interest debentures due 2029, and term loans of Hercules Tianpu at rates ranging from 2.10% to 5.47% through 2011.

The 6.5% junior subordinated deferrable interest debentures due 2029 (the 6.5% debentures) had an initial issue price of $741.46 and have a redemption price of $1,000.  The 6.5% debentures were initially issued to Hercules Trust II (Trust II), a subsidiary trust established in 1999.  Trust II had issued, in an underwritten public offering, 350,000 CRESTSSM Units, each consisting of a 6.5% preferred security of Trust II and a warrant (exercisable through 2029) to purchase 23.4192 shares of the Hercules Common Stock for the equivalent of $42.70 per share.  The preferred securities and the warrants were separable and were initially valued at $741.46 and $258.54, respectively.  In connection with the Hercules dissolution and liquidation of Trust II in December 2004, Trust II distributed the 6.5% debentures to the holders of the preferred securities and the preferred securities were cancelled.  The CRESTSSM Units now consist of the 6.5% debentures and the warrants, both of which were fair valued in conjunction with the Hercules acquisition.  Ashland will accrete the difference between the $282 million par value and the $124 million recorded fair value at the time of the acquisition of the 6.5% debentures over the remaining term.  The effective rate for this instrument was 15.6% as of September 30, 2011 and 2010.

Hercules Tianpu is consolidated within Ashland’s Consolidated Financial Statements.  Loans issued by Hercules Tianpu are guaranteed by Ashland for over 50% of the outstanding balances.  The loans are denominated in Renminbi and U.S. dollar equivalents.

Accounts receivable securitization

On March 31, 2010, Ashland amended and restated its existing accounts receivable securitization facility to increase the maximum available funds under the facility from $200 million to $350 million and to extend the maturity date of the facility to March 29, 2013.  As part of the receivables securitization facility, Ashland would sell, on an ongoing basis, substantially all of its qualifying accounts receivable (but not those of its subsidiaries), certain related assets and the right to the collections on those accounts receivable to CVG Capital II, LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of Ashland (CVG).  Under the terms of the Transfer and Administration Agreement, CVG could, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its other subsidiaries) from third-party investors through the sale of its interest in such receivables, related assets and collections or by financing those receivables, related assets and rights to collection.  Ashland accounted for its transfers under the facility as secured borrowings, and the receivables sold pursuant to the facility were included in the Consolidated Balance Sheet as accounts receivable.  Ashland classifies any borrowings under this facility as a short-term debt instrument within the Consolidated Balance Sheets.  Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from Ashland’s own assets and will not be available to its creditors should Ashland become insolvent.  Ashland’s equity interest in CVG has been pledged to the lenders under Ashland’s previous senior secured credit facilities.  Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement.  At September 30, 2010, the outstanding amount of accounts receivable sold by Ashland to CVG was $663 million.  Ashland had drawn $40 million under the facility as of September 30, 2010 of the approximate $350 million in available funding from qualifying receivables.

During 2011, Ashland terminated its accounts receivable securitization facility.  In conjunction with the termination, Ashland expensed the remaining debt issuance costs associated with the accounts receivable securitization facility, which were less than $1 million.

NOTE I – DEBT (continued)

Other debt

At September 30, 2011, Ashland held other debt totaling $137 million comprised of medium-term notes due 2013 – 2019, Hercules Nanjing term notes due 2013 and other short-term international loans.  Ashland principally uses these other debt instruments to fund its operations in non-U.S. locations, primarily China.

Debt defeasance

During 2006, Ashland entered into an in-substance defeasance of approximately $49 million to repay current and long-term debt that had a carrying value of $44 million on the balance sheet.  Because the transaction was not a legal defeasance the investment has been placed into a trust and will be exclusively restricted to future obligations and repayments related to these debt instruments.  The investments have been classified on the balance sheet as other current assets or other noncurrent assets based on the contractual debt repayment schedule.  At September 30, 2011 and 2010, the carrying value of the investments to defease debt was $17 million.  The carrying value of the debt was $13 million as of September 30, 2011 and 2010.

Net interest and other financing (expense) income

(In millions)	2011	2010	2009
Interest expense	$(131)	$(198)	$(215)
Interest income	16	12	21
Other financing costs	(6)	(11)	(11)
	$(121)	$(197)	$(205)

The following table details the debt issuance cost amortization included in interest expense during 2011, 2010 and 2009.

(In millions)	2011	(a)	2010	(b)	2009	(c)
Normal amortization	$14		$15		$34
Accelerated amortization	12		66		18
Total	$26		$81		$52

(a)	Accelerated amortization of $12 million resulted from the termination of the term loan A and accounts receivable securitization facilities in March 2011.
(b)	Accelerated amortization of $66 million resulted from the Senior Credit Facility refinancing in March 2010.
(c)
Accelerated amortization of $10 million resulted from the extinguishment of the bridge loan facility in May 2009, while accelerated amortization of $8 million resulted from prepayments made on both the term loan A and term loan B facilities.

Covenants related to current debt agreements

The current Senior Credit Facility includes similar covenants to the former senior credit facility.  The covenants contain certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of September 30, 2011, Ashland is in compliance with all debt agreement covenant restrictions.

Financial covenants

The maximum consolidated leverage ratios permitted under the current Senior Credit Facility are as follows:  4.00 from the closing date through March 31, 2012, 3.75 as of June 30, 2012, 3.50 as of September 30, 2012, 3.00 from the period December 31, 2012 through September 30, 2013 and 2.75 as of December 31, 2013 and each fiscal quarter thereafter.

The current Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA for any measurement period.  In general, the current Senior Credit Facility defines consolidated EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness, and guaranties.

The permitted consolidated fixed charge coverage ratios under the current Senior Credit Facility are 1.50 from the closing date through June 30, 2012, 1.75 as of September 30, 2012 and 2.00 as of December 31, 2012 and each fiscal quarter thereafter.

The current Senior Credit Facility defines the consolidated fixed charge coverage ratio as the ratio of consolidated EBITDA less the aggregate amount of all cash capital expenditures to consolidated fixed charges for any measurement period.  In general consolidated fixed charges are defined as the sum of consolidated interest charges, the aggregate principal amount of all regularly scheduled principal payments and the aggregate amount of all restricted payments, which include any dividend or other distribution with respect to any capital stock or other equity interest.

At September 30, 2011, Ashland’s calculation of the consolidated leverage ratio per the refinancing was 2.8 compared to the maximum consolidated leverage ratio permitted under Ashland’s senior credit agreement of 4.00.  At September 30, 2011, Ashland’s calculation of the fixed charge coverage ratio was 4.0 compared to the permitted consolidated ratio of 1.50.

Corporate credit ratings

During 2011, Ashland’s corporate credit rating was downgraded by Standard & Poor’s from BB+ to BB as a result of Ashland’s increased debt leverage, while Ashland’s corporate credit rating from Moody’s Investor Services remained unchanged at Ba1.  At September 30, 2011 Standard & Poor’s and Moody’s Investor Services both rated Ashland’s outlook as stable.

NOTE J – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2011	2010
Equity investments	$193	$76
Deferred compensation investments	185	169
Debt issuance cost	106	47
Tax receivables	68	40
Defined benefit plan assets	41	19
Land use rights	35	31
Environmental insurance receivables	33	30
Note receivables	23	23
Debt defeasance assets	17	17
Auction rate securities	10	22
Other	68	62
	$779	$536

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30.

(In millions)	2011	2010
Environmental remediation reserves	$204	$162
Accrued tax liabilities (including sales and franchise)	181	125
Insurance reserves related to workers compensation and general liability	110	100
Deferred compensation	95	88
Other	101	100
	$691	$575

NOTE K – LEASES

Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates.  Capitalized lease obligations are not significant and are included in long-term debt while capital lease assets are included in

NOTE K – LEASES (continued)

property, plant and equipment.  Future fiscal year minimum rental payments at September 30, 2011 were $52 million in 2012, $41 million in 2013, $28 million in 2014, $22 million in 2015, $19 million in 2016 and $53 million in 2017 and later years.  Rental expense under operating leases for continuing operations was as follows:

(In millions)	2011	2010	2009
Minimum rentals (including rentals under short-term leases)	$68	$64	$64
Contingent rentals	6	6	3
Sublease rental income	(7)	(6)	(6)
	$67	$64	$61

NOTE L – INCOME TAXES

A summary of the provision for income taxes related to continuing operations follows.

(In millions)	2011	2010	2009
Current
Federal	$(59)	$(14)	$(16)
State	4	(2)	1
Foreign	57	48	67
	2	32	52
Deferred	(55)	(45)	(135)
Income tax benefit	$(53)	$(13)	$(83)

Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes.  Ashland has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures.  As of September 30, 2011, management intends to indefinitely reinvest such earnings, which amounted to $86 million.  It is not practicable to estimate the amount of U.S. tax that might be payable if these earnings were ever to be remitted.

As a result of the ISP acquisition, Ashland continues to review the foreign legal entity structure and cash requirements both within and outside the U.S.  It is possible that there will be reversals of some deferred income tax liabilities associated with certain foreign subsidiaries outside basis differences if the determination is made that the earnings of such foreign subsidiaries are to be permanently reinvested outside the U.S.  This could result in a favorable adjustment of approximately $60-70 million.

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

(In millions)	2011	2010
Deferred tax assets
Foreign net operating loss carryforwards (a)	$699	$671
Employee benefit obligations	577	497
Environmental, self-insurance and litigation reserves (net of receivables)	230	233
State net operating/capital loss carryforwards (b)	82	96
Compensation accruals	80	91
Credit carryforwards (c)	63	156
Uncollectible accounts receivable	8	10
Federal capital loss carryforwards (d)	1	75
Other items	77	16
Valuation allowances (e)	(718)	(870)
Total deferred tax assets	1,099	975
Deferred tax liabilities
Goodwill and other intangibles (f)	600	283
Property, plant and equipment	562	272
Investment in unconsolidated affiliates	209	135
Total deferred tax liabilities	1,371	690
Net deferred tax asset/(liability)	$(272)	$285

(a)	Gross foreign net operating loss carryforwards will expire in future years as follows: $0 million in 2012, $3 million in 2013 and the remaining balance in other future years.
(b)	Gross state net operating/capital loss carryforwards will expire in future years as follows: $54 million in 2012, $27 million in 2013 and the remaining balance in other future years.
(c)
Consists primarily of foreign tax credits of $33 million expiring over 2017 to 2018, alternative minimum tax credits of $16 million with no expiration and research and development credits of $14 million expiring over 2024 to 2031.

(d)	Federal capital loss carryforwards will expire primarily in 2014.
(e)	Valuation allowances primarily relate to the realization of recorded tax benefits on state and foreign net operating loss carryforwards as well as capital losses.
(f)	The total amount of goodwill as of September 30, 2011 expected to be deductible for tax purposes is $100 million.

The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.  The foreign components of income from continuing operations disclosed below exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2011	2010	2009
Income from continuing operations before income taxes
United States	$(230)	$(55)	$(453)
Foreign	233	130	130
	$3	$75	$(323)

Income taxes computed at U.S. statutory rate (35%)	$1	$26	$(113)
Increase (decrease) in amount computed resulting from
Gain on divestitures (a)	8	-	(4)
Resolution and reevaluation of tax positions	3	(5)	29
Patient Protection and Affordable Care Act	1	14	-
Deferred tax balance adjustment	-	(9)	-
Non-taxable gain from the acquisition of Ara Quimica	-	(8)	-
Nondeductible (gain) loss on life insurance investments	-	(2)	2
Valuation allowance (release) (b)	(92)	(6)	8
Claim for research and development credits	(9)	(19)	(9)
State taxes	(6)	-	1
Net impact of foreign results (c)	38	(5)	(3)
Other items	3	1	6
Income tax benefit	$(53)	$(13)	$(83)

(a)	Tax adjustments associated with the Süd-Chemie joint venture.
(b)	Primarily state deferred tax asset valuation allowance releases.
(c)	Includes $60 million unfavorable charge for the repatriation of foreign earnings to the U.S.

NOTE L – INCOME TAXES (continued)

Income tax expense for 2011 included a tax benefit of $92 million for valuation allowance releases primarily related to state deferred tax assets, and tax expense of $60 million related to the repatriation of foreign earnings to the U.S.  In addition, 2011 income tax expense included a benefit of $9 million for research and development credits, of which $4 million related to credits signed into law on a retroactive basis, and tax expense of $8 million associated with unfavorable tax adjustments related to the Süd-Chemie joint venture.

Income tax expense for 2010 included a benefit of $17 million for the identification of additional U.S. research and development tax credits within the acquired Hercules businesses, a $5 million benefit from foreign results, and a benefit of $9 million related to a deferred tax balance adjustment.  In addition, income tax expense for 2010 included a benefit of $8 million attributable to a non-taxable book gain which was recorded as a result of the Ara Quimica acquisition.

The $9 million deferred tax balance adjustment noted above was recorded in 2010 to correct previous assumptions in deferred tax balances related to contingent liabilities for which Marathon is entitled to the deduction pursuant to the previously referred to TMA.  Ashland assessed the effect of these adjustments on income from continuing operations in the current and prior periods and, after considering quantitative and qualitative factors, determined the adjustment to be below the threshold that would necessitate the representation of consolidated financial statements for the prior years.  Ashland also considered the impact on its internal controls and financial reporting and based on quantitative and qualitative factors concluded that the matter did not indicate a material weakness in its internal controls over financial reporting.

Income tax expense for 2009 included an $8 million valuation allowance on auction rate securities losses and increases in the resolution and re-evaluation of tax positions taken in prior years of $29 million.  These discrete expense items were partially offset by research and development credits of $9 million.

Patient Protection and Affordable Care Act

During 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law.  The PPACA contains a provision that changes the tax treatment related to a federal subsidy available to Ashland under its postretirement plans.  The subsidy is known as the Retiree Drug Subsidy (RDS).  Ashland is not currently taxed on the RDS payments received.  However, as a result of the PPACA, RDS payments will effectively become taxable to Ashland on October 1, 2013, by requiring the amount of the subsidy received to be offset against Ashland’s deduction for health care expenses.  The change in tax treatment does not affect the taxation of the subsidy itself, but would reduce Ashland’s deduction for the costs of health care for retirees by the amount of the subsidy received.  As a result, the deductible temporary difference and any related deferred tax asset on Ashland’s Consolidated Balance Sheet associated with the benefit plan will be reduced.  In accordance with U.S. GAAP, which states that the impact of the change in tax law should be immediately recognized in the period that includes the enactment date regardless of the effective date of the change in tax law, Ashland recorded a $19 million charge within the Statement of Consolidated Income during 2010, comprised of a $14 million income tax charge and a $5 million net loss on divestitures related to postretirement plans of the businesses divested as part of the MAP Transaction.

Unrecognized tax benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  Ashland had $160 million and $116 million of unrecognized tax benefits, of which $31 million and $28 million relate to discontinued operations, at September 30, 2011 and 2010 respectively.  As of September 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate for continuing and discontinued operations was $122 million.  The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.  Recognition of these tax benefits would not have an impact on the effective tax rate.  Ashland includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Consolidated Balance Sheets.

Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the Statements of Consolidated Income and such interest and penalties totaled $2 million in 2011.  There were no such interest and penalties during 2010.  Ashland had $36 million and $33 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2011 and 2010, respectively.

During the year ended September 30, 2011 and 2010, respectively, changes in unrecognized tax benefits were as follows.

(In millions)
Balance at September 30, 2009	$125
Increases related to positions taken on items from prior years	14
Decreases related to positions taken on items from prior years	(21)
Increases related to positions taken in the current year	18
Lapse of statute of limitations	(10)
Settlement of uncertain tax positions with tax authorities	(10)
Balance at September 30, 2010	116
Increases related to positions taken on items from prior years	35
Decreases related to positions taken on items from prior years	(15)
Increases related to assumed ISP positions in the current year	9
Increases related to positions taken in the current year	26
Lapse of statute of limitations	(7)
Settlement of uncertain tax positions with tax authorities	(4)
Balance at September 30, 2011	$160

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

NOTE M – EMPLOYEE BENEFIT PLANS

Pension plans

Ashland and its subsidiaries sponsor contributory and noncontributory qualified defined benefit pension plans that cover certain employees in the United States and in a number of other countries.  In addition, Ashland has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  Ashland funds the costs of the non-qualified plans as the benefits are paid.  Pension obligations for applicable employees of non-U.S. consolidated subsidiaries are provided for by depositing funds with trustees or by book reserves in accordance with local practices and regulations of the respective countries.

In August 2011, in conjunction with the purchase of ISP, Ashland assumed $25 million of net liabilities associated with qualified and non-qualified defined benefit pension plans, which had a projected benefit obligation of $57 million.

In November 2008, in conjunction with the purchase of Hercules, Ashland assumed $207 million of net liabilities associated with qualified and non-qualified defined benefit pension plans, which had a projected benefit obligation of $1,521 million.  Effective September 30, 2009, Ashland’s U.S. qualified plan was merged into the Hercules U.S. qualified plan and renamed the Ashland Hercules Pension Plan.  The plan assumed all assets and liabilities of the former Ashland Plan; however, the benefits of the applicable employees under the Ashland Plan and Hercules Plan remained unchanged from those in place prior to the merger of the plans until January 1, 2011.

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

Benefits for those eligible for Ashland’s legacy U.S. pension plans generally are based on employees’ years of service and compensation during the years immediately preceding their retirement.  The participants in these plans are employees with at least ten years of service as of July 1, 2003.  In September 2010, Ashland amended its legacy U.S. pension plans, effective January 1, 2011, to increase the final pension average annual pay calculation from three years to four years through 2015 and five years thereafter, with 2011 and 2015 serving as transition years.

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

On July 1, 2003, all new employees and the pension benefits of employees under the legacy U.S. pension plan with less than ten years of service were converted to cash balance accounts.  Employees with existing pension credits received an initial account balance equal to the present value of their accrued benefits in Ashland’s legacy U.S. pension plan on that date.  Effective January 1, 2011, all cash balance accounts were vested and frozen, with the plan closed to new participants.  Employees with accrued balances in their accounts at December 31, 2010 will not receive additional accruals, but they will continue to receive interest on their accounts.

Other postretirement benefit plans

Ashland and its subsidiaries sponsor health care and life insurance plans for eligible employees in the U.S. and Canada who retire or are disabled.  Ashland’s retiree life insurance plans are noncontributory, while Ashland shares the costs of providing health care coverage with its retired employees through premiums, deductibles and coinsurance provisions.  Ashland funds its share of the costs of the postretirement benefit plans as the benefits are paid.  Employees hired after June 30, 2003 will have access to any retiree health care coverage that may be provided, but will have no Ashland company funds available to help pay for such coverage.  In May 2010, Ashland implemented changes, effective January 1, 2011, eliminating post-65 benefit coverage for those eligible participants retiring on or after January 1, 2016.  In September 2011, Ashland adopted a plan amendment to change the current post-65 Ashland Medical plan to Medicare Advantage plan.  As a result, the employer cost cap was reset and reduced Ashland’s accrued obligations under the plan by $57 million.  This change is effective January 1, 2012, at which time Ashland will no longer apply for the Medicare Part D subsidy.  The reductions are being amortized to income over future periods.

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

In August 2011, in conjunction with the purchase of ISP, Ashland assumed $11 million of liabilities associated with postretirement plans.

In November 2008, in conjunction with the purchase of Hercules, Ashland assumed $109 million of liabilities associated with postretirement plans.  The assumed postretirement health care plans include a limit on Ashland’s share of costs for recent and future retirees.  The assumed pre-65 health care cost trend rate as of September 30, 2011 was an initial rate of 7.60% in 2011 reducing to 4.50% in 2028 and thereafter.  The assumptions used to project the liability anticipate future cost-sharing changes to the written plans that are consistent with the increase in health care cost.  U.S. employees from Hercules hired after December 31, 2002 will have access to any retiree health care coverage that may be provided, but will have no Ashland company funds available to help pay for such coverage.

Change in accounting policy

As discussed in Notes A and Q, Ashland elected during 2011 to change its method of recognizing actuarial gains and losses for its defined benefit pension and postretirement benefit plans.  This accounting change was applied retrospectively, adjusting all prior periods presented.

Components of net periodic benefit costs

The following table summarizes the components of pension and other postretirement benefit costs for both continued and discontinued operations and the assumptions used to determine net periodic benefit costs for the plans.

	Pension benefits			Other postretirement benefits
(In millions)	2011	2010	2009	2011	2010	2009
Net periodic benefit costs
Service cost	$39	$49	$38	$3	$5	$5
Interest cost	201	205	204	16	19	20
Curtailment (a)	(20)	(24)	-	(24)	(4)	-
Expected return on plan assets	(226)	(216)	(180)	-	-	-
Amortization of prior service credit (b)	(2)	-	-	(10)	(3)	(3)
Actuarial (gain) loss	275	316	455	8	48	57
	$267	$330	$517	$(7)	$65	$79
Weighted-average plan assumptions (c)
Discount rate	5.01%	5.82%	7.81%	4.68%	5.50%	7.78%
Rate of compensation increase	3.66%	3.67%	3.73%	-	-	-
Expected long-term rate of
return on plan assets	7.68%	7.90%	7.97%	-	-	-

(a)
The Distribution divestiture during 2011 resulted in a curtailment gain of $44 million, which was recognized as part of the $271 million gain on sale of Distribution, recorded within the discontinued operations caption of the Statements of Consolidated Income.

(b)	During 2010, Ashland’s changes to the final pension average pay calculation and freezing the cash balance plan resulted in a curtailment gain that is being amortized within this caption.
(c)
The plan assumptions discussed are a blended weighted-average rate for Ashland’s U.S. and non-U.S. plans.  The U.S. pension plan represented approximately 84% of the projected benefit obligation at September 30, 2011.  Other postretirement benefit plans consist of U.S. and Canada, with the U.S. plan representing approximately 94% of the accumulated postretirement benefit obligation at September 30, 2011.  Non-U.S. plans use assumptions generally consistent with those of U.S. plans.

The following table shows other changes in prior service credit recognized in accumulated other comprehensive income.

	Pension		Postretirement
(In millions)	2011	2010	2011	2010
Prior service credit	$(1)	$(16)	$(61)	$(14)
Amortization of prior service credit	2	-	10	3
Total	$1	$(16)	$(51)	$(11)

Total recognized in net periodic benefit cost
and accumulated other comprehensive income	$268	$314	$(58)	$54

The following table shows the amount of prior service credit in accumulated other comprehensive income at September 30, 2011 that is expected to be recognized as a component of net periodic benefit cost (income) during the next fiscal year.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
Prior service credit	$(2)	$(14)

At September 30, 2011 and 2010, the amounts recognized in accumulated other comprehensive income are shown in the following table.

	Pension		Postretirement
(In millions)	2011	2010	2011	2010
Prior service credit	$(10)	$(11)	$(81)	$(30)

Obligations and funded status

Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan.  In accordance with U.S. GAAP, Ashland recognizes the unfunded status of the plans as a liability in the Consolidated Balance Sheets.  Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2011 and 2010 follow.

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension plans		benefit plans
(In millions)	2011	2010	2011	2010
Change in benefit obligations
Benefit obligations at October 1	$4,011	$3,593	$367	$344
Assumed obligations from ISP	57	-	11	-
Service cost	39	49	3	5
Interest cost	201	205	16	19
Participant contributions	2	2	18	18
Benefits paid	(223)	(220)	(44)	(49)
Medicare Part D Act	-	-	2	3
Actuarial loss	168	438	10	44
Curtailment gain	(21)	(25)	(24)	-
Plan amendment	1	(18)	(57)	(17)
Foreign currency exchange rate changes	(4)	(15)	-	1
Other	11	2	-	(1)
Benefit obligations at September 30	$4,242	$4,011	$302	$367
Change in plan assets
Value of plan assets at October 1	$3,025	$2,745	$-	$-
Assumed plan assets from ISP	32	-	-	-
Actual return on plan assets	121	348	-	-
Employer contributions	50	162	26	31
Participant contributions	2	2	18	18
Benefits paid	(223)	(220)	(44)	(49)
Foreign currency exchange rate changes	(3)	(14)	-	-
Other	8	7	-	-
Value of plan assets at September 30	$3,012	$3,030	$-	$-

Unfunded status of the plans	$(1,230)	$(981)	$(302)	$(367)

Amounts recognized in the balance sheet
Noncurrent benefit assets	$41	$19	$-	$-
Current benefit liabilities	(10)	(11)	(23)	(27)
Noncurrent benefit liabilities	(1,261)	(989)	(279)	(340)
Net amount recognized	$(1,230)	$(981)	$(302)	$(367)

Weighted-average plan assumptions
Discount rate	4.76%	5.01%	4.39%	4.68%
Rate of compensation increase	3.69%	3.66%	-	-

The accumulated benefit obligation for all pension plans was $4,100 million at September 30, 2011 and $3,851 million at September 30, 2010.  Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	2011				2010
			Non-				Non-
	Qualified		qualified		Qualified		qualified
(In millions)	plans	(a)	plans	Total	plans	(a)	plans	Total
Projected benefit obligation	$3,628		$162	$3,790	$3,354		$143	$3,497
Accumulated benefit obligation	3,542		153	3,695	3,249		136	3,385
Fair value of plan assets	2,525		-	2,525	2,507		-	2,507

(a)	Includes qualified U.S. and non-U.S. pension plans.

Plan assets

The expected long-term rate of return on U.S. pension plan assets was 8.25% for 2011 and 2010.  The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2011.  For additional information and a detailed description of each level within the fair value hierarchy, see Note G.

		Quoted prices
		in active	Significant
		markets for	other	Significant
	Total	identical	observable	unobservable
	fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$134	$134	$-	$-
U.S. government securities	160	104	56	-
Other government securities	210	32	178	-
Corporate debt instruments	1,087	622	465	-
Corporate stocks	177	3	174	-
Private equity and hedge funds	1,067	-	-	1,067
Common/collective trusts	128	4	124	-
Other investments	49	-	1	48
Total assets at fair value	$3,012	$899	$998	$1,115

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2010.

		Quoted prices
		in active	Significant
		markets for	other	Significant
	Total	identical	observable	unobservable
	fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$111	$111	$-	$-
U.S. government securities	252	106	146	-
Corporate debt instruments	1,100	236	864	-
Corporate stocks	163	75	88	-
Insurance contracts	69	-	69	-
Private equity and hedge funds	1,121	-	-	1,121
Common/collective trusts	163	-	163	-
Other investments	51	-	-	51
Total assets at fair value	$3,030	$528	$1,330	$1,172

Ashland’s pension plans hold Level 3 investments primarily within hedge funds and private equity funds.  The fair value of Ashland’s ownership interest in these investments is based on the current market value of underlying investments, which are generally traded in active markets.  The following table provides a reconciliation of the beginning and ending balances for these Level 3 assets.

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

	Total	Private
	Level 3	equity and	Other
(In millions)	assets	hedge funds	investments
Balance as of October 1, 2009	$676	$627	$49
Realized gains	13	11	2
Change in unrealized gains (losses)	64	64	-
Purchases and sales, net	419	419	-
Balance as of October 1, 2010	1,172	1,121	51
Acquisitions	27	27	-
Realized gains	11	11	-
Change in unrealized gains (losses)	3	6	(3)
Purchases and sales, net	(98)	(98)	-
Balance as of September 30, 2011	$1,115	$1,067	$48

In developing an investment strategy for its defined benefit plans, Ashland has considered the following factors:  the nature of the plans’ liabilities, the allocation of liabilities between active, deferred, and retired members, the funded status of the plans, the applicable investment horizon, the respective size of the plans, and historical and expected capital market returns.  Ashland’s U.S. pension plan assets are managed by outside investment managers, which are monitored against investment return benchmarks and Ashland’s established investment strategy.  Investment managers are selected based on an analysis of, among other things, their investment process, historical investment results, frequency of management turnover, cost structure and assets under management.  Assets are periodically reallocated between investment managers to maintain an appropriate asset mix, diversification of investments and to optimize returns.

The current target asset allocation for the U.S. plan is 40% fixed income and 60% risk assets.  Fixed income securities primarily include long duration high grade corporate debt obligations.  Risk assets include both traditional equity as well as a mix of non-traditional assets such as hedge funds and private equity.  Investment managers may employ a limited use of derivatives to gain efficient exposure to markets.

Ashland’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations.  The weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2011 and 2010 by asset category follow.

		Actual at September 30
(In millions)	Target	2011	2010
Plan assets allocation
Equity securities	40 - 80%	47%	47%
Debt securities	20 - 45%	48%	44%
Other	0 - 20%	5%	9%
		100%	100%

Cash flows

During fiscal 2011, Ashland contributed cash of $31 million to its non-U.S. pension plans and $19 million to its U.S. pension plans.  In fiscal 2012, Ashland expects to contribute $25 million to its non-U.S. pension plans and approximately $95 million to its U.S. pension plans.  The Pension Protection Act of 2006, enacted in August 2006, introduced new minimum funding requirements that became effective for Ashland during fiscal 2009.  As a result, Ashland’s required contributions to its non-U.S. and U.S. pension plans may vary in the future.

The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five years and in aggregate for five years thereafter.

	Other
	Pension	postretirement
(In millions)	benefits	benefits
2012	$217	$26
2013	224	26
2014	228	25
2015	235	25
2016	243	25
2017 - 2021	1,332	113

Other plans

Ashland sponsors qualified savings plans to assist eligible employees in providing for retirement or other future needs.  Under such plans, company contributions amounted to $22 million in 2011, $22 million in 2010 and $19 million in 2009.  Ashland also sponsors various other benefit plans, some of which are required by different countries.  The assumed liability of these plans in 2011 from the ISP acquisition totaled $4 million.  The total noncurrent liabilities associated with these plans were $21 million and $18 million as of September 30, 2011 and 2010, respectively.

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

(In thousands)	2011	2010	2009
Open claims - beginning of year	83	100	115
New claims filed	2	2	2
Claims settled	(1)	(1)	(1)
Claims dismissed	(12)	(18)	(16)
Open claims - end of year	72	83	100

Ashland asbestos-related liability

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

During the most recent update, completed during 2011, it was determined that the liability for Ashland asbestos claims should be increased by $41 million.  Total reserves for asbestos claims were $543 million at September 30, 2011 compared to $537 million at September 30, 2010.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2011	2010	2009
Asbestos reserve - beginning of year	$537	$543	$572
Reserve adjustment	41	28	5
Amounts paid	(35)	(34)	(34)
Asbestos reserve - end of year	$543	$537	$543

Ashland asbestos-related receivables

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 71% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 85% have a credit rating of B+ or higher by A. M. Best, as of September 30, 2011.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a subsidiary of Berkshire Hathaway.  Ashland discounts this portion of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.

During fiscal 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Consolidated Balance Sheet, which had a $9 million (after-tax) effect on the Statement of Consolidated Income within the discontinued operations caption.  In addition, Ashland had agreed to arbitrate a dispute regarding whether there is a significant deductible in the London market companies’ policies in three policy periods that must be satisfied before the policies begin providing coverage for Riley Stoker asbestos claims.  The London market companies had contended that Ashland must bear certain self-insured retentions in respect of Riley Stoker asbestos liabilities before the London coverage attaches in these three years, and Ashland disputed that such self-insured retentions must be satisfied.  The parties conducted an arbitration hearing on this dispute in June 2011, and a decision was rendered by the arbitrator in October 2011 that essentially supported Ashland’s previously stated position on these claims.

At September 30, 2011, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $431 million (excluding the Hercules receivable for asbestos claims), of which $56 million relates to costs previously paid.  Receivables from insurers amounted to $421 million at September 30, 2010.  During 2011, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update along with potential settlement adjustments resulted in an additional $42 million net increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable (excluding Hercules) is presented in the following table.

(In millions)	2011	2010	2009
Insurance receivable - beginning of year	$421	$422	$458
Receivable adjustment	42	36	8
Amounts collected	(32)	(37)	(44)
Insurance receivable - end of year	$431	$421	$422

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

(In thousands)	2011	2010	2009	(a)
Open claims - beginning of year	20	21	27
New claims filed	2	-	1
Claims dismissed	(1)	(1)	(7)
Open claims - end of year	21	20	21

(a)     Beginning of year represents acquisition date of November 13, 2008.

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during 2011, it was determined that the liability for Hercules asbestos related claims should be decreased by $48 million.  Total reserves for asbestos claims were $311 million at September 30, 2011 compared to $375 million at September 30, 2010.

During December 2009, Ashland essentially completed the final valuation assessment of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  During the prior year annual update, completed during 2010, it was determined that the liability for asbestos claims should be reduced by $58 million.  Based upon review of the assumptions underlying the prior year asbestos valuation model and the most recent claim filing and settlement trend rates for both pre- and post-acquisition periods at that time, Ashland determined that $14 million of the $58 million adjustment should be recorded to goodwill, which was partially offset by $6 million for an increase in probable insurance recoveries, totalling to a net $8 million adjustment to goodwill.

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2011	2010	2009	(a)
Asbestos reserve - beginning of year	$375	$484	$233
Reserve adjustments (b)	(48)	(93)	261
Amounts paid	(16)	(16)	(10)
Asbestos reserve - end of year	$311	$375	$484

(a)    Beginning of year represents acquisition date of November 13, 2008.
(b)    Includes purchase accounting adjustments recorded during 2010 and 2009 as part of purchase price allocations for the Hercules acquisition.

Hercules asbestos-related receivables

For the Hercules asbestos-related obligations, certain coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  As of September 30, 2011, this estimated receivable consists exclusively of domestic insurers, of which approximately 96% have a credit rating of B+ or higher by A. M. Best.

As of September 30, 2011 and September 30, 2010, the receivables from insurers amounted to $48 million and $68 million, respectively.  During 2011, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update along with likely settlement adjustments caused a $20 million reduction in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

(In millions)	2011	2010	2009	(a)
Insurance receivable - beginning of year	$68	$118	$35
Receivable adjustment	(20)	(50)	83
Insurance receivable - end of year	$48	$68	$118

(a)Beginning of year represents acquisition date of November 13, 2008.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $900 million for the Ashland asbestos-related litigation and approximately $500 million for the Hercules asbestos-related litigation (or approximately $1.4 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to increase further the estimates of the costs associated with asbestos claims and these increases could potentially be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2011, such locations included 95 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 157 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,225 service station properties, of which 101 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $246 million at September 30, 2011 compared to $207 million at September 30, 2010, of which $204 million at September 30, 2011 and $162 million at September 30, 2010 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.  As a result of the ISP acquisition on August 23, 2011, Ashland assumed certain environmental and asset retirement obligation contingencies.  The total obligations assumed by Ashland were $39 million, which includes an increase of $12 million for different remediation approaches than prior ISP assumptions.

The following table provides a reconciliation of the changes in the environmental remediation reserves during 2011.

(In millions)	2011	2010
Environmental remediation reserve - beginning of year	$207	$221
Inherited ISP obligations	39	-
Inherited Hercules obligations	-	7
Disbursements, net of cost recoveries	(45)	(47)
Revised obligation estimates and accretion	46	28
Foreign currency translation	(1)	(2)
Environmental remediation reserve - end of year	$246	$207

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2011 and 2010, Ashland’s recorded receivable for these probable insurance recoveries was $33 million and $30 million, respectively.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Income are presented in the following table for the years ended September 30, 2011, 2010 and 2009.

(In millions)	2011	2010	2009
Environmental expense	$42	$22	$7
Accretion	4	6	6
Legal expense	3	2	2
Total expense	49	30	15

Insurance receivable	(13)	(8)	(2)
Total expense, net of receivable activity (a)	$36	$22	$13

(a)
Net expense of $6 million, $11 million and $6 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which the environmental liabilities were retained by Ashland.  These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $390 million.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

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

NOTE O – CAPITAL STOCK

In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland purchased common shares through a $200 million 10b5-1 automatic trading plan.  Effective May 31, 2011, as a result of the announcement of the pending ISP acquisition, Ashland terminated the 10b5-1 automatic trading program.  Purchases under the plan amounted to $71 million, or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.  Ashland did not repurchase any shares during 2010 and 2009.  At September 30, 2011, 9.6 million common shares are reserved for issuance under stock incentive and deferred compensation plans.

In May 2011, the Board of Directors of Ashland announced a quarterly cash dividend increase to 17.5 cents per share, 70 cents per share on an annual basis, to eligible shareholders of record.  This amount was paid for quarterly dividends in June and September 2011, and was an increase from the quarterly cash dividend of 15 cents per share paid during the first and second quarters of fiscal 2011.  During the prior year, a quarterly cash dividend of 7.5 cents per share was paid for the first and second quarters, while 15 cents per share was paid for the third and fourth quarters.

In November 2009, Ashland made a voluntary pension plan contribution of approximately 3.0 million shares of Ashland Common Stock, valued at $100 million on the date of transfer.

On November 13, 2008, Ashland completed its acquisition of Hercules in a transaction valued at approximately $3.4 billion.  As part of the consideration to acquire the 112.7 million shares of outstanding Hercules Common Stock on that date, Ashland issued 10.5 million shares of Ashland Common Stock valued, as of the announcement date, at $450 million.  See Note B for more information on the Hercules acquisition.

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

(In millions)	2011	2010	2009
SARs	$10	$6	$4
Nonvested stock awards	4	4	3
Performance share awards	2	4	2
	$16	$14	$9

Income tax benefit	$6	$5	$3

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

(In millions except per share data)	2011	2010	2009
Weighted-average fair value per share of SARs granted	$22.25	$16.61	$2.90
Assumptions (weighted-average)
Risk-free interest rate	1.5%	2.3%	2.1%
Expected dividend yield	1.2%	0.8%	2.9%
Expected volatility	53.4%	51.8%	38.5%
Expected life (in years)	5.0	5.0	5.0

A progression of activity and various other information relative to SARs and previously issued and vested stock options is presented in the following table.

	2011		2010		2009
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
	common	exercise price	common	exercise price	common	exercise price
(In thousands except per share data)	shares	per share	shares	per share	shares	per share
Outstanding - beginning of year (a)	3,714	$36.11	3,903	$33.10	2,888	$43.92
Granted	596	51.86	592	37.69	1,350	10.49
Exercised	(698)	31.02	(725)	21.36	(405)	22.56
Converted Hercules options (b)	-	-	-	-	939	31.54
Forfeitures and expirations (b)	(66)	48.62	(56)	31.33	(869)	37.13
Outstanding - end of year (a)	3,546	39.52	3,714	36.11	3,903	33.10
Exercisable - end of year	2,410	40.22	2,408	41.84	2,294	42.67

(a)
Exercise prices per share for SARs and options outstanding at September 30, 2011 ranged from $9.49 to $19.81 for 854,000 shares, from $21.43 to $38.47 for 918,000 shares, from $42.58 to $49.79 for 487,000 shares, and from $51.86 to $65.78 for 1,287,000 shares.  The weighted-average remaining contractual life of outstanding SARs and stock options was 6.3 years and exercisable SARs and stock options was 5.3 years.

(b)	As part of the Hercules acquisition, Ashland converted certain Hercules options into Ashland options at equivalent exercise stock price values, of which a significant amount expired during 2009.

The total intrinsic value of SARs and stock options exercised was $4 million in 2011, $13 million in 2010 and $5 million in 2009.  The actual tax benefit realized from the exercised SARs and stock options was $9 million in 2011, $8 million in 2010 and $2 million in 2009.  The total grant date fair value of SARs and stock options that vested during 2011, 2010 and 2009 was $8 million, $5 million and $5 million, respectively.  As of September 30, 2011, there was $10 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.8 years.  As of September 30, 2011, the aggregate intrinsic value of outstanding SARs and stock options was $34 million and exercisable SARs and stock options was $22 million.

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

A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2011		2010		2009
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
	common	grant date	common	grant date	common	grant date
(In thousands except per share data)	shares	fair value	shares	fair value	shares	fair value
Nonvested - beginning of year	354	$30.98	254	$26.59	300	$40.86
Granted	66	52.00	149	41.80	191	13.08
Vested	(48)	42.14	(42)	41.52	(227)	32.48
Forfeitures	(4)	45.82	(7)	37.29	(10)	62.06
Nonvested - end of year	368	33.05	354	30.98	254	26.59

The total fair value of nonvested stock awards that vested during 2011, 2010 and 2009 was $3 million, $2 million and $7 million, respectively.  As of September 30, 2011, there was $7 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance shares

Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer groups over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.

The following table shows the performance shares/units granted for all plans that award Ashland Common Stock.

				Weighted-
		Target		average
		shares		fair value
(In thousands)	Performance period	granted	(a)	per share
Fiscal Year 2011	October 1, 2010 - September 30, 2013	158		$59.93
Fiscal Year 2010	October 1, 2009 - September 30, 2012	173		$39.23
Fiscal Year 2009	October 1, 2008 - September 30, 2011	286		$7.99

(a)	At the end of the performance period, the actual number of shares issued can range from zero to 200% of the target shares granted.

The fair value of the ROI portion of the performance share awards is equal to the fair market value of Ashland’s Common Stock on the date of the grant discounted for the dividends forgone during the vesting period of the three-year performance cycle.  Compensation cost is recognized over the requisite service period if it is probable that the performance

NOTE P – STOCK INCENTIVE PLANS (continued)

condition will be satisfied.  The fair value of the TSR portion of the performance share awards is calculated using a Monte Carlo simulation valuation model using key assumptions included in the following table.  Compensation cost is recognized over the requisite service period regardless of whether the market condition is satisfied.

	2011	2010	2009
Risk-free interest rate	0.3% - 0.8%	0.3% - 1.3%	0.9% - 1.2%
Expected dividend yield	1.0%	1.5%	2.2%
Expected life (in years)	3.0	3.0	3.0
Expected volatility	65.0%	61.2%	43.6%

The following table shows changes in nonvested performance shares/units for all plans that award Ashland Common Stock.

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		average		average		average
		grant date		grant date		grant date
(In thousands except per share data)	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested - beginning of year	536	$25.97	492	$31.77	227	$61.87
Granted	158	59.93	173	39.23	286	7.99
Vested	(16)	50.78	(29)	62.46	-	-
Forfeitures	(101)	46.85	(100)	66.75	(21)	29.62
Nonvested - end of year	577	30.92	536	25.97	492	31.77

As of September 30, 2011, there was $6 million of total unrecognized compensation costs related to nonvested performance share awards.  That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

NOTE Q – SEGMENT INFORMATION

Following the ISP acquisition and the Distribution divestiture during fiscal 2011, Ashland’s businesses are now managed along four industry segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets.

Specialty Ingredients, which was formerly known as Functional Ingredients and now includes the majority of the former operations of ISP, offers industry-leading products, technologies and resources for solving formulation and product performance challenges in a variety of markets including personal care, pharmaceutical, food and beverage, coatings, construction and energy.

Water Technologies is a leading specialty chemical supplier to the pulp, paper, mining, food and beverage, commercial and institutional, chemicals processing, general manufacturing, and municipal wastewater-treatment industries.

Performance Materials is a global producer of specialty resins and adhesives serving the construction, transportation, infrastructure, packaging and converting, marine and energy markets.  As previously discussed in Note C, on November 30, 2010 Ashland completed the transaction to expand the global joint venture with Süd-Chemie, serving the foundry chemical sector.  As part of the transaction, Ashland transferred its existing Casting Solutions business to the expanded joint venture.  Effective December 1, 2010, Ashland’s share of the joint venture’s results of operations are recorded as equity income in the Statements of Consolidated Income.  As a result, future reported results for Performance Materials will no longer include the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to this business.  Ashland will include the financial results of the joint venture within operating income of the Performance Materials’ segment and the equity and other income caption of the Statements of Consolidated Income.  In addition, as part of the ISP acquisition, the Elastomers line of business was included within this segment.

Consumer Markets is a leading innovator and supplier of high-performance lubricants, automotive chemicals and appearance products, including those marketed under the Valvoline™ brands, and is an operator and franchisor of Valvoline Instant Oil Change™ centers.

International data

Information about Ashland’s domestic and international operations follows.  Ashland has no material operations in any individual international country and no single customer represented more than 10% of sales in 2011, 2010 or 2009.

	Sales from					Property, plant
	external customers			Net assets		and equipment - net
(In millions)	2011	2010	2009	2011	2010	2011	2010
United States	$3,316	$3,024	$2,804	$674	$853	$1,978	$980
International	3,186	2,717	2,416	3,461	2,954	936	858
	$6,502	$5,741	$5,220	$4,135	$3,807	$2,914	$1,838

Segment results

The following tables present various financial information for each segment for the years ended September 30, 2011, 2010 and 2009 and as of September 30, 2011, 2010 and 2009.  Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring activities, such as the current restructuring plans described in Note F, and other costs or adjustments that relate to former businesses that Ashland no longer operates.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.

Change in expense allocation for pension and other postretirement benefit plans

As discussed in Notes A and M, Ashland elected during 2011 to change its method of recognizing actuarial gains and losses for its defined benefit pension and other postretirement benefit plans.  In connection with this change in accounting policy for pension and other postretirement benefits, Ashland also elected to change its method of accounting for certain costs included in inventory.  Ashland has elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales.  While Ashland’s historical policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs will only include costs that are directly attributable to current employees.  Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.  The financial information disclosed in the following tables for each business segment reflects the retrospective application of this expense allocation change on each period.

In addition, as a further attempt to properly match actual operational expenses each business segment is incurring, Ashland has changed its expense allocation for pension and other postretirement benefit plans during 2011.  Previously, Ashland allocated all components of pension and other postretirement benefit plan expenses to each business segment on a ratable basis.  Ashland now allocates only the service cost component of these plans to the actual business segment that incurred this expense.  All other pension and other postretirement benefit plan expense components are recorded within the Unallocated and other reporting segment.  Ashland believes the revised expense allocation will more appropriately match the cost incurred for active employees to the respective business segment.  The financial information disclosed in the following tables for each business segment reflects the retrospective application of this expense allocation change on each period.

NOTE Q – SEGMENT INFORMATION (continued)

Ashland Inc. and Consolidated Subsidiaries
Segment Information
Years Ended September 30

(In millions)	2011	2010	2009
Sales
Specialty Ingredients	$1,256	$915	$812
Water Technologies	1,902	1,785	1,652
Performance Materials	1,373	1,286	1,106
Consumer Markets	1,971	1,755	1,650
	$6,502	$5,741	$5,220
Equity income
Specialty Ingredients	$1	$-	$-
Water Technologies	1	1	1
Performance Materials	5	8	6
Consumer Markets	10	10	8
Unallocated and other	-	-	(1)
	17	19	14
Other income (expense)
Specialty Ingredients	1	1	-
Water Technologies	3	(1)	1
Performance Materials	5	6	6
Consumer Markets	10	12	8
Unallocated and other	13	11	5
	32	29	20
	$49	$48	$34
Operating income (loss)
Specialty Ingredients	$171	$125	$44
Water Technologies	93	130	95
Performance Materials	37	32	10
Consumer Markets	213	270	259
Unallocated and other	(384)	(308)	(499)
	$130	$249	$(91)
Assets
Specialty Ingredients	$6,338	$2,672	$2,782
Water Technologies	1,942	1,914	1,919
Performance Materials	1,512	1,109	995
Consumer Markets	986	854	819
Unallocated and other	2,188	2,981	3,095
	$12,966	$9,530	$9,610

Ashland Inc. and Consolidated Subsidiaries
Segment Information (continued)
Years Ended September 30

(In millions)	2011	2010	2009
Investment in equity affiliates
Specialty Ingredients	$3	$2	$-
Water Technologies	5	4	4
Performance Materials	150	42	54
Consumer Markets	31	25	18
Unallocated and other	4	3	3
	$193	$76	$79
Operating income not affecting cash
Depreciation and amortization
Specialty Ingredients (a)	$113	$99	$106
Water Technologies (a)	85	88	99
Performance Materials	59	53	63
Consumer Markets	38	36	36
Unallocated and other	4	4	11
	299	280	315
Other noncash items
Specialty Ingredients	21	7	33
Water Technologies	7	10	14
Performance Materials	4	6	4
Consumer Markets	7	6	4
Unallocated and other	324	275	413
	363	304	468
	$662	$584	$783
Property, plant and equipment - net
Specialty Ingredients	$1,588	$654	$654
Water Technologies	351	357	362
Performance Materials	520	364	367
Consumer Markets	256	252	241
Unallocated and other	199	211	259
	$2,914	$1,838	$1,883
Additions to property, plant and equipment
Specialty Ingredients	$74	$75	$58
Water Technologies	49	32	26
Performance Materials	32	29	27
Consumer Markets	34	39	33
Unallocated and other	12	17	21
	$201	$192	$165

(a)	Includes, during 2009, amortization for purchased in-process research and development of $5 million within both Specialty Ingredients and Water Technologies.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents quarterly financial information and per share data relative to Ashland’s Common Stock.  All periods presented reflect the change in accounting policy regarding pension and other postretirement benefit plans as previously disclosed in the Form 8-K filing dated September 9, 2011.  For further information on this change, see Notes A and M.

Quarters ended	December 31		March 31		June 30		September 30
(In millions except per share data)	2010	2009	2011	2010	2011	2010	2011 (a)	2010 (b)
Sales	$1,433	$1,324	$1,557	$1,423	$1,667	$1,478	$1,846	$1,516
Cost of sales	1,035	903	1,094	989	1,233	1,034	1,528	1,198
Gross profit as a percentage of sales	27.8%	31.8%	29.7%	30.5%	26.0%	30.0%	17.2%	21.0%
Operating income (loss)	114	137	256	142	129	150	(370)	(180)
Income (loss) from continuing
operations	71	71	182	13	75	125	(273)	(121)
Net income (loss)	99	95	485	30	93	157	(263)	(141)

Basic earnings per share
Continuing operations	$0.92	$0.93	$2.30	$0.15	$0.96	$1.58	$(3.50)	$(1.53)
Net income (loss)	1.27	1.24	6.13	0.38	1.20	2.01	(3.38)	(1.79)

Diluted earnings per share
Continuing operations	$0.91	$0.91	$2.26	$0.15	$0.94	$1.55	$(3.50)	$(1.53)
Net income (loss)	1.25	1.21	6.02	0.37	1.17	1.96	(3.38)	(1.79)

Regular cash dividends per share	$0.15	$0.075	$0.15	$0.075	$0.175	$0.15	$0.175	$0.15

Market price per common share
High	$56.82	$43.01	$61.40	$54.46	$69.46	$63.73	$66.95	$53.10
Low	47.60	33.29	51.32	38.64	55.06	46.37	43.65	42.77

(a)
Fourth quarter results include decreases in operating income of $438 million related to the actuarial loss on pension and postretirement benefit plans, $40 million for severance and accelerated depreciation charges associated with cost-structure efficiency initiatives, $16 million for a nonrecurring purchase accounting adjustment related to inventory, as well as a $13 million charge for environmental remediation assessments.

(b)
Fourth quarter results include decreases in operating income of $268 million related to the actuarial loss on pension and postretirement benefit plans, as well as $17 million for severance and accelerated depreciation charges associated with cost-structure efficiency initiatives.

Ashland Inc. and Consolidated Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Balance at	Provisions		Acquisition	Balance
	beginning	charged to	Reserves	and other	at end
(In millions)	of year	earnings	utilized	changes	of year
Year ended September 30, 2011
Reserves deducted from asset accounts
Accounts receivable	$21	$19	$(8)	$5	$37
Inventories	19	2	(6)	19	34
Tax valuation allowance	870	(156)	-	4	718
Year ended September 30, 2010
Reserves deducted from asset accounts
Accounts receivable	$29	$-	$(8)	$-	$21
Inventories	19	5	(5)	-	19
Tax valuation allowance	930	(33)	(10)	(17)	870
Year ended September 30, 2009
Reserves deducted from asset accounts
Accounts receivable	$19	$22	$(11)	$(1)	$29
Inventories	9	13	(3)	-	19
Tax valuation allowance	26	16	-	888	930

Ashland Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information
Years Ended September 30

(In millions except per share data)	2011	2010	2009	2008	2007
Summary of operations
Sales	$6,502	$5,741	$5,220	$4,176	$3,923
Costs and expenses
Cost of sales	4,890	4,124	3,850	3,209	2,859
Selling, general and administrative expense	1,442	1,330	1,399	900	761
Research and development expense	89	86	96	48	45
	6,421	5,540	5,345	4,157	3,665
Equity and other income	49	48	34	50	46
Operating income (loss)	130	249	(91)	69	304
Net interest and other financing (expense) income	(121)	(197)	(205)	28	46
Net gain (loss) on acquisitions and divestitures	(5)	21	59	20	(3)
Other income (expense)	(1)	2	(86)	-	-
Income (loss) from continuing operations
before income taxes	3	75	(323)	117	347
Income tax expense (benefit)	(53)	(13)	(83)	30	90
Income (loss) from continuing operations	56	88	(240)	87	257
Income (loss) from discontinued operations	358	53	(21)	29	118
Net income (loss)	$414	$141	$(261)	$116	$375

Balance sheet information (as of September 30)
Current assets	$3,387	$2,833	$2,478	$3,026	$3,276
Current liabilities	1,739	1,687	1,577	1,230	1,152
Working capital	$1,648	$1,146	$901	$1,796	$2,124

Total assets	$12,966	$9,530	$9,610	$5,771	$5,686

Short-term debt	$83	$71	$23	$-	$-
Long-term debt (including current portion)	3,749	1,153	1,590	66	69
Stockholders’ equity	4,135	3,807	3,601	3,198	3,154
Capital employed	$7,967	$5,031	$5,214	$3,264	$3,223

Cash flow information
Cash flows from operating activities from
continuing operations	$243	$551	$735	$298	$263
Additions to property, plant and equipment	201	192	165	178	124
Cash dividends	51	35	22	69	743

Common stock information
Basic earnings per share
Income (loss) from continuing operations	$0.72	$1.14	$(3.31)	$1.39	$4.09
Net income (loss)	5.28	1.82	(3.60)	1.83	5.97
Diluted earnings per share
Income (loss) from continuing operations	0.70	1.11	(3.31)	1.37	4.03
Net income (loss)	5.17	1.78	(3.60)	1.82	5.87
Dividends
Regular cash dividends per share	0.65	0.45	0.30	1.10	1.10
Special cash dividend per share (a)	-	-	-	-	10.20

(a)	Paid as a result of the APAC divestiture; see Note D for further information on the sale.