Form 10-Q
period 2011-12-31
ASHLAND INC.
filed 2012-01-30
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31,  2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At December 31, 2011, there were 78,305,729 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	December 31
(In millions except per share data - unaudited)	2011	2010

SALES	$1,930	$1,433

COSTS AND EXPENSES
Cost of sales (a)	1,408	1,035
Selling, general and administrative expense (b)	362	276
Research and development expense	30	20
	1,800	1,331
EQUITY AND OTHER INCOME	14	12

OPERATING INCOME	144	114
Net interest and other financing expense	(57)	(27)
Net gain (loss) on acquisitions and divestitures (c)	(4)	21
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	83	108
Income tax expense - Note J	23	37
INCOME FROM CONTINUING OPERATIONS	60	71
Income from discontinued operations (net of income taxes) - Note D (d)	1	28
NET INCOME	$61	$99

BASIC EARNINGS PER SHARE - Note M
Income from continuing operations	$.77	$.92
Income from discontinued operations	.01	.35
Net income	$.78	$1.27

DILUTED EARNINGS PER SHARE - Note M
Income from continuing operations	$.76	$.91
Income from discontinued operations	.01	.34
Net income	$.77	$1.25

DIVIDENDS PAID PER COMMON SHARE	$.175	$.15

(a)	Includes a non-cash charge of $25 million for the three months ended December 31, 2011 related to the fair value assessment of inventory acquired from ISP at the date of acquisition.
(b)
Includes a restructuring charge of $28 million for the three months ended December 31, 2011 related to the ongoing efforts to reduce stranded costs resulting from the divestiture of Distribution, the contribution of the Casting Solutions business to the expanded global joint venture with Süd-Chemie AG and integration activities related to the acquisition of ISP.

(c)
Includes a gain of $19 million for the three months ended December 31, 2010 related to the formation of an expanded global joint venture with Süd-Chemie AG.  The gain is primarily attributable to the fair value remeasurement of the net assets contributed to the joint venture exceeding the recorded values.

(d)
Includes income of $26 million for the three months ended December 31, 2010 related to direct results of the Distribution business that was divested on March 31, 2011.  Due to the sale qualifying for discontinued operation treatment, the direct results of this business have been presented within this caption.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30
(In millions - unaudited)	2011	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$466	$737
Accounts receivable (a)	1,369	1,482
Inventories - Note G	981	925
Deferred income taxes	163	163
Other assets	84	80
	3,063	3,387
NONCURRENT ASSETS
Goodwill - Note H	3,294	3,291
Intangibles - Note H	2,088	2,134
Asbestos insurance receivable (noncurrent portion) - Note L	440	448
Deferred income taxes	11	11
Other assets	759	781
	6,592	6,665
PROPERTY, PLANT AND EQUIPMENT
Cost	4,308	4,306
Accumulated depreciation and amortization	(1,450)	(1,392)
	2,858	2,914

TOTAL ASSETS	$12,513	$12,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note I	$76	$83
Current portion of long-term debt - Note I	121	101
Trade and other payables	770	911
Accrued expenses and other liabilities	497	644
	1,464	1,739
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note I	3,607	3,648
Employee benefit obligations - Note K	1,546	1,566
Asbestos litigation reserve (noncurrent portion) - Note L	766	783
Deferred income taxes	403	404
Other liabilities	662	691
	6,984	7,092

STOCKHOLDERS’ EQUITY	4,065	4,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,513	$12,966

(a)	Accounts receivable includes an allowance for doubtful accounts of $31 million and $37 million at December 31, 2011 and September 30, 2011, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income	(a)	Total

BALANCE AT SEPTEMBER 30, 2011	$1	$627	$3,200	$307		$4,135
Total comprehensive income (loss) (b)			61	(116)		(55)
Dividend on common stock, $.175 per share			(14)			(14)
Common shares issued under stock
incentive and other plans (c)		(1)				(1)
BALANCE AT DECEMBER 31, 2011	$1	$626	$3,247	$191		$4,065

(a)
At December 31, 2011, the after-tax accumulated other comprehensive income of $191 million was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $61 million, net unrealized translation gains of $147 million, and net unrealized losses on interest rate hedges of $17 million.

(b)	Reconciliations of net income to total comprehensive income (loss) follow.

	Three months ended
	December 31
(In millions)	2011	2010

Net income	$61	$99
Unrealized translation loss, net of tax	(111)	(18)
Net unrealized loss on interest rate hedges, net of tax	(5)	-
Total comprehensive income (loss)	$(55)	$81

(c)	Common shares issued were 220,180 for the three months ended December 31, 2011.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2011	2010
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$61	$99
Income from discontinued operations (net of income taxes)	(1)	(28)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	104	73
Debt issuance cost amortization	6	4
Deferred income taxes	2	10
Equity income from affiliates	(7)	(3)
Distributions from equity affiliates	1	2
Gain from sale of property and equipment	-	(3)
Stock based compensation expense	6	4
Stock contributions to qualified savings plans	-	12
Net (gain) loss on acquisitions and divestitures	2	(21)
Inventory fair value adjustment related to ISP acquisition	25	-
Change in operating assets and liabilities (a)	(380)	(187)
	(181)	(38)
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(44)	(22)
Proceeds from disposal of property, plant and equipment	1	4
Purchase of operations - net of cash acquired	-	(5)
Proceeds from sale of operations or equity investments	-	21
	(43)	(2)
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	-	11
Repayment of long-term debt	(23)	(10)
(Repayment of)/proceeds from short-term debt	(7)	6
Cash dividends paid	(14)	(12)
Proceeds from exercise of stock options	1	1
Excess tax benefits related to share-based payments	-	1
	(43)	(3)
CASH (USED) PROVIDED BY CONTINUING OPERATIONS	(267)	(43)
Cash (used) provided by discontinued operations
Operating cash flows	(3)	-
Investing cash flows	-	(1)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	1
DECREASE IN CASH AND CASH EQUIVALENTS	(271)	(43)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	737	417

CASH AND CASH EQUIVALENTS - END OF PERIOD	$466	$374

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  Results of operations for the period ended December 31, 2011 are not necessarily indicative of results to be expected for the year ending September 30, 2012.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

Ashland is composed of four reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients), which in previous periods had been named Functional Ingredients, Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).

On August 23, 2011, Ashland completed the acquisition of International Specialty Products Inc. (ISP).  ISP’s operating results are included in the Specialty Ingredients reporting segment, with the exception of ISP’s Elastomers business, which is included within the Performance Materials reporting segment.  See Note B for additional information on the ISP acquisition.  On March 31, 2011, Ashland completed the sale of substantially all of the assets and certain liabilities of Ashland Distribution (Distribution).  As a result of this sale, the prior period operating results and cash flows related to Distribution have been reflected as discontinued operations.  See Notes C, D and P for additional information on the Distribution divestiture and reporting segment results.

Use of estimates, risk and uncertainties

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

Change in accounting policy regarding pension and other postretirement benefits

During the September quarter in 2011, Ashland elected to change its method of recognizing actuarial gains and losses for its defined benefit pension and other postretirement benefit plans.  Previously, Ashland recognized the actuarial gains and losses as a component of Stockholders’ Equity within the Condensed Consolidated Balance Sheet on an annual basis and amortized the gains and losses into operating results over the average future service period of active employees within the related plans.  Ashland has elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a year.  The remaining components of pension and other postretirement benefits expense will be recorded on a quarterly basis.  While Ashland’s historical policy of recognizing pension and other postretirement benefit expense is considered acceptable under U.S. GAAP,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In conjunction with this change in accounting policy for pension and other postretirement benefits, Ashland also elected to change its method of accounting for certain costs included in inventory.  Ashland has elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales.  While Ashland’s historical policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs will only include costs that are directly attributable to current manufacturing employees.  Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.

The effect of the accounting policy changes on the previously reported results for the three months ended December 31, 2010 resulted in a $12 million increase in net income and a $0.16 increase in diluted earnings per share from net income.

New accounting standards

The adoption of new accounting standards and new accounting standards issued during the current year are included in interim financial reporting.  A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

In December 2011, the FASB issued accounting guidance related to the offsetting of assets and liabilities on the balance sheet (ASC 210 Balance Sheet).  The new guidance requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP.  This guidance will become effective for Ashland on October 1, 2013.  The adoption of this guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

NOTE B – ACQUISITIONS

International Specialty Products

Background and financing

On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve month period ended September 30, 2011.  The purchase price was an all cash transaction, reduced by the amount of ISP’s net indebtedness at closing, and is subject to post-closing adjustments based on changes in ISP’s net working capital as well as adjustments to the extent that certain change in control payments, termination costs for interest rate swaps, and accrued pension and other post-employment benefit liabilities of ISP exceed specified amounts.  Ashland has included ISP within the Specialty Ingredients reportable segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve month period ended September 30, 2011, which has been included within the Performance Materials reportable segment.  The acquisition was recorded by Ashland using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values.

On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion senior secured credit facility with a group of lenders (Senior Credit Facility).  The Senior Credit Facility is comprised of

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS (continued)

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

Purchase price allocation

The all-cash purchase price of ISP was $2,177 million.  The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition.

At
Purchase price allocation (in millions)	August 23, 2011
Assets:
Cash	$186
Accounts receivable	286
Inventory	381
Other current assets	51
Intangible assets	1,101
Goodwill	1,234
Property, plant and equipment	1,140
Other noncurrent assets	85
Liabilities:
Accounts payable	(175)
Accrued expenses	(211)
Debt	(1,196)
Deferred tax - net	(570)
Employee benefit obligations	(72)
Other noncurrent liabilities	(63)
Total purchase price	$2,177

As of December 31, 2011, the purchase price allocation for the acquisition was preliminary and subject to completion.  Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized.  Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

Intangible assets identified

Ashland has identified $135 million of in-process research and development (IPR&D) projects within the acquired ISP business that, as of the date of acquisition, had not been established in the market place.  These projects consist of various enhancements of existing products or new potential applications for products.  Ashland used various valuation models based on discounted probable future cash flows on a project-by-project basis in identifying 23 projects as distinct assets.  With the adoption of ASC Topic 805, “Business Combinations,” on October 1, 2009, identified IPR&D acquired in a business combination is capitalized and tested for impairment annually and when events and circumstances indicate an impairment may have occurred.  As such, these assets have and will continue to be subjected to future impairment or amortization as the individual projects continue through the various stages of the feasibility assessment process.

Ashland has also identified approximately $174 million of certain product trade names, within the Specialty Ingredients business, that have been designated as indefinite-lived assets.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands as well as their recognition worldwide in the industry.  The remaining $792 million of identified finite-lived

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS (continued)

intangible assets are being amortized over the estimated useful life in proportion to the economic benefits consumed.  Ashland considered the useful lives of the customer relationships and developed technology to be 18 years and 8 to 15 years, respectively.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current ISP customer base.

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

NOTE C– DIVESTITURES

Synlubes business divestiture

In November 2011, Ashland announced that it had entered into a definitive agreement to sell its aviation and refrigerant lubricants business, a polyol/ester-based synlubes (synlubes) business included within the Water Technologies business segment to Monument Chemical Inc., a Heritage Group Company.  Annual sales of the business are approximately $50 million.  Total net assets related to this business totaled $21 million as of December 31, 2011 and primarily consisted of property, plant and equipment.  The transaction was closed in January 2012 and is expected to have a nominal gain that will be recognized in the March 2012 quarter.

PVAc business divestiture

In November 2011, Ashland announced that it had entered into a definitive agreement to sell its polyvinyl acetate homopolymer and copolymer (PVAc) business included within the Performance Materials business segment to Celanese Corporation.  Annual sales of the business are approximately $45 million.  Total net assets related to this business totaled $23 million as of December 31, 2011 and primarily consisted of property, plant and equipment.  The sale agreement includes the transfer of the PVAc business, inventory and related technology, but does not include any real estate or manufacturing facilities.  Ashland’s PVAc business includes two brands, Flexbond™ and Vinac™ emulsions.  To support the transition, the products will be temporarily toll manufactured by Ashland for the Celanese Corporation.  The transaction was closed in January 2012 and is expected to have a nominal gain that will be recognized in the March 2012 quarter.

Ashland Distribution

On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million during 2011.  Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DIVESTITURES (continued)

presented.  Certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that do not qualify for discontinued operations accounting classification are now reported as costs within the Unallocated and other section of continuing operations, and for the three months ended December 31, 2011 and 2010 were $5 million and $7 million, respectively.  Ashland is currently implementing plans to reduce these stranded costs.

Ashland will retain and has agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  The ongoing effects of the pension and postretirement plans for former Distribution employees are reported within the Unallocated and other section of continuing operations.

As part of this sale, Ashland is receiving transition service fees for ongoing administrative and other services being provided to Nexeo.  During the three months ended December 31, 2011, Ashland recognized transition service fees of $8 million, which offset costs of providing transition services and are classified within the selling, general and administrative expense caption of the Statements of Consolidated Income.  While the transition service agreements vary in duration depending upon the type of service provided, Ashland is implementing plans to reduce costs as the transition services are phased out.

Casting Solutions Joint Venture

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland recognized a pretax gain of $23 million during 2011, of which $19 million was recognized during the December 2010 period, attributable to the fair market value of the net assets contributed to the joint venture.

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the results of the Performance Materials segment no longer include the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to the Casting Solutions business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials segment and in the equity and other income caption of the Statements of Consolidated Income.

NOTE D – DISCONTINUED OPERATIONS

As previously described in Note C, on March 31, 2011 Ashland completed the sale of substantially all of the assets and certain liabilities of Distribution.  Ashland has determined that this sale qualifies as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  As a result, operating results and cash flows related to Distribution have been reflected as discontinued operations in the Statement of Consolidated Income and Statement of Condensed Consolidated Cash Flows.  Sales for the three months ended December 31, 2010 were $856 million.  The results of operations for the three months ended December 31, 2010 are included in the table below.  Ashland has made subsequent adjustments to the gain on sale of Distribution, primarily relating to the tax effects of the sale, during the three months ended December 31, 2011.

Ashland’s divestiture of Ashland Paving And Construction (APAC) during 2006 qualified as a discontinued operation.  As a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland has made subsequent

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DISCONTINUED OPERATIONS (continued)

adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during the three month period ended December 31, 2010.  Such adjustments to these and other divested businesses may continue to occur in future periods and are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, and from the acquisition of Hercules during 2009, a wholly-owned subsidiary of Ashland.  Adjustments to the recorded litigation reserves and related insurance receivables are recorded within discontinued operations and continue periodically, primarily reflecting updates to the original estimates.  See Note L for more information related to the adjustments on asbestos liabilities and receivables.

Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three months ended December 31, 2011 and 2010.

	Three months ended
	December 31
(In millions)	2011	2010
Income (loss) from discontinued operations (net of tax)
Distribution (a)	$(1)	$26
Asbestos-related litigation reserves and receivables	6	1
Gain (loss) on disposal of discontinued operations (net of tax)
Distribution	(4)	-
APAC	-	1
Total income from discontinued operations (net of tax)	$1	$28

(a)	For the three months ended December 31, 2010, the pretax income reported for Distribution was $36 million.

NOTE E – RESTRUCTURING ACTIVITIES

Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.

During 2011, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to the expanded global joint venture with Süd-Chemie.  In addition, Ashland is currently taking action to integrate ISP subsequent its purchase in August 2011.  As a first step to address cost reduction opportunities resulting from these transactions, Ashland announced a voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, ultimately resulting in 150 employees being formally approved for the VSO.  An involuntary program was also initiated as a further step to capture targeted saving levels from these transactions and other business cost saving initiatives.  The VSO and involuntary program resulted in a severance charge of $34 million during the September 2011 quarter.  The involuntary program continued during the December 2011 quarter and resulted in an additional severance charge of $28 million classified within the selling, general and administrative expense caption of the Statement of Consolidated Income for the three months ended December 31, 2011.  Additional charges related to the involuntary program may be incurred in subsequent periods from ongoing efforts to maximize operational efficiencies as a result of these transactions.  As of December 31, 2011, the restructuring reserve for these programs totaled $56 million.

As of December 31, 2011 and 2010, the $8 million and $21 million, respectively, in remaining restructuring reserves for previously announced programs consisted of severance payments from the 2009 Hercules Integration Plan, which resulted in 12 permanent facility closings and a reduction in the global workforce of over 2,000

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – RESTRUCTURING ACTIVITIES (continued)

employees from 2008 through 2010 and the Performance Materials restructuring, which consisted of several plant closings and an operational redesign to eliminate excess capacity that was announced during 2010.

The following table details, at December 31, 2011 and 2010, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves for the three months ended December 31, 2011 and 2010.  The reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet.

(In millions)	Severance
Balance as of September 30, 2011	$45
Restructuring reserve	28
Utilization (cash paid or otherwise settled)	(9)
Balance at December 31, 2011	$64

Balance as of September 30, 2010	$26
Utilization (cash paid or otherwise settled)	(5)
Balance at December 31, 2010	$21

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

The following table summarizes financial asset instruments subject to recurring fair value measurements as of December 31, 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$466	$466	$466	$-	$-
Auction rate securities	10	10	-	-	10
Deferred compensation investments (a)	173	173	60	113	-
Investments of captive insurance company (a)	2	2	2	-	-
Total assets at fair value	$651	$651	$528	$113	$10

Liabilities
Interest rate swap derivatives	$29	$29	$-	$29	$-

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2011.

			Quoted prices
			in active	Significant
			markets for	other	Significant
		Total	identical	observable	unobservable
	Carrying	fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$737	$737	$737	$-	$-
Auction rate securities	10	10	-	-	10
Deferred compensation investments (a)	185	185	76	109	-
Investments of captive insurance company (a)	2	2	2	-	-
Foreign currency derivatives	1	1	-	1	-
Total assets at fair value	$935	$935	$815	$110	$10

Liabilities
Interest rate swap derivatives	$20	$20	$-	$20	$-

(a)   Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

Level 3 instruments

Auction rate securities

At December 31, 2011 and September 30, 2011, Ashland held at par value $12 million of student loan auction rate securities for which there was not an active market with consistent observable inputs.  In February 2008, the auction rate securities market became largely illiquid, as there was not enough demand to purchase all of the securities that holders desired to sell at par value during certain auctions.  Since this time, the market for auction rate securities has failed to achieve equilibrium.  Due to the uncertainty as to when active trading will resume in the auction rate securities market, Ashland believes the recovery period for certain of these securities may extend beyond a twelve-month period.  As a result, these instruments have been classified as noncurrent assets in the Condensed Consolidated Balance Sheet.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

During the three months ended December 31, 2011 and 2010, there was no activity related to Ashland’s auction rate securities.

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

Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The following table summarizes the losses recognized during the three months ended December 31, 2011 and 2010 within the Statement of Consolidated Income.

	Three months ended
	December 31
(In millions)	2011	2010
Foreign currency derivative gain	$1	$-

The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2011 and September 30, 2011 included in other current assets and trade and other payables of the Condensed Consolidated Balance Sheet.

	December 31	September 30
(In millions)	2011	2011
Foreign currency derivative assets	$-	$1
Notional contract values	52	62

Foreign currency derivative liabilities	$-	$-
Notional contract values	45	35

Interest rate hedges

During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the ISP acquisition.  As of December 31, 2011 and September 30, 2011, the total notional value of interest rate swaps related to term loans A and B equaled $1.5 billion and $650 million, respectively.  These instruments qualify for hedge accounting treatment and are designated as cash flow hedges whereby Ashland records these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  There was no hedge ineffectiveness with these instruments during the three months ended December 31, 2011.

The fair value of Ashland’s interest rate swap assets and liabilities are calculated using standard pricing models.  These models utilize inputs derived from observable market data such as interest rate spot rates and forward rates, and are deemed to be Level 2 measurements within the fair value hierarchy.  Counterparties to these interest rate

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

swap agreements are highly rated financial institutions which Ashland believes carry only a minimal risk of nonperformance.  The following table summarizes the fair values of the outstanding interest rate swap instruments as of December 31, 2011 and September 30, 2011.

		December 31	September 30
(In millions)	Consolidated balance sheet caption	2011	2011
Interest rate swap liabilities	Accrued expenses and other liabilities	$17	$17
Interest rate swap liabilities	Other noncurrent liabilities	12	3

The following table summarizes the unrealized loss on interest rate hedges recognized in AOCI during the three months ended December 31, 2011, as well as the loss reclassified from AOCI to income during the three months ended December 31, 2011.  The loss reclassified to income was recorded in the net interest and other financing expense caption within the Statement of Consolidated Income.

	Change in	Loss reclassified
	unrealized loss	from AOCI
(In millions)	in AOCI	to income
Interest rate hedges	$14	$5

During 2009, Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixes Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equal or exceed 7% on a reset date.  This instrument does not qualify for hedge accounting and therefore gains or losses reflecting changes in fair value, along with the amortization of the upfront premium paid by Ashland to purchase the instrument, are reported in the Statements of Consolidated Income within the net interest and other financing expense caption.  As of December 31, 2011 and September 30, 2011, the fair value on the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Condensed Consolidated Balance Sheet.

Other financial instruments

At December 31, 2011 and September 30, 2011, Ashland’s long-term debt had a carrying value of $3,728 million and $3,749 million, respectively, compared to a fair value of $3,969 million and $3,953 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rate.

NOTE G – INVENTORIES

Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the weighted-average cost method or the first-in, first-out method.  The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2011	2011
Finished products	$661	$620
Raw materials, supplies and work in process	370	364
LIFO reserve	(50)	(59)
	$981	$925

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES

In accordance with U.S. GAAP, Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually and when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients, Water Technologies and Consumer Markets reportable segments and the Composite Polymers/Specialty Polymers and Adhesives reporting unit within the Performance Materials reportable segment.  Prior to its sale to Nexeo, Distribution was treated as a separate reporting unit for allocation of goodwill.  Ashland performed its most recent annual goodwill impairment test as of July 1, 2011, and determined at that time that no impairment existed.

The following is a progression of goodwill by segment for the period ended December 31, 2011.

	Specialty	Water	Performance	Consumer
(In millions)	Ingredients	Technologies	Materials	Markets	Total
Balance at September 30, 2011	$2,092	$676	$357	$166	$3,291
Acquisitions (a)	49	-	-	-	49
Currency translation adjustment	(25)	(12)	(9)	-	(46)
Balance at December 31, 2011	$2,116	$664	$348	$166	$3,294

(a) The adjustment primarily relates to updates to the post-closing adjustments from the ISP acquisition.

Intangible assets principally consist of trademarks and trade names, intellectual property, customer lists, IPR&D and sale contracts and those classified as finite are amortized on a straight-line basis over their estimated useful lives.  The cost of definite-lived trademarks and trade names is amortized principally over 4 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years.

IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $599 million as of December 31, 2011 and September 30, 2011.  In accordance with U.S. GAAP, Ashland annually reviews these intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  In conjunction with the July 1, 2011 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment.  Intangible assets were comprised of the following as of December 31, 2011 and September 30, 2011.

	December 31, 2011
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$536	$(33)	$503
Intellectual property	845	(100)	745
Customer relationships	833	(129)	704
IPR&D	135	-	135
Other intangibles	35	(34)	1
Total intangible assets	$2,384	$(296)	$2,088

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

	September 30, 2011
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$536	$(31)	$505
Intellectual property	848	(87)	761
Customer relationships	846	(116)	730
IPR&D	135	-	135
Other intangibles	35	(32)	3
Total intangible assets	$2,400	$(266)	$2,134

Amortization expense recognized on intangible assets for the three months ended December 31 was $30 million for 2011 and $17 million for 2010 and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.  Estimated amortization expense for future periods is $119 million in 2012 (includes three months actual and nine months estimated), $117 million in 2013, $115 million in 2014, $114 million in 2015 and $111 million in 2016.

NOTE I – DEBT

The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2011	2011
Term Loan A, due 2016 (a)	$1,481	$1,500
Term Loan B, due 2018 (a)	1,396	1,400
9.125% notes, due 2017	633	633
6.50% junior subordinated notes, due 2029 (b)	128	128
6.60% notes, due 2027 (b)	12	12
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at December 31, 2011 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	20	20
Hercules Nanjing - term notes, due 2013	36	35
Other international loans, interest at a weighted-average
rate of 7.0% at December 31, 2011 (2.0% to 11.8%)	76	81
Other	1	2
Total debt	3,804	3,832
Short-term debt	(76)	(83)
Current portion of long-term debt	(121)	(101)
Long-term debt (less current portion)	$3,607	$3,648

(a)	Senior credit facilities.
(b)	Retained instrument from the Hercules acquisition.

The scheduled aggregate maturities of debt by year are as follows:  $146 million remaining in 2012, $137 million in 2013, $176 million in 2014, $172 million in 2015, $1,064 million in 2016 and $664 million in 2017.  Total borrowing capacity remaining under the $1 billion revolving credit facility was $916 million, representing a reduction of $84 million for letters of credit outstanding at December 31, 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

Covenant restrictions

The Senior Credit Facility (Term Loan A, Term Loan B and revolving credit facility) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of December 31, 2011, Ashland is in compliance with all debt agreement covenants.

Financial covenants

The maximum consolidated leverage ratios permitted under the Senior Credit Facility are as follows:  4.00 from the period December 31, 2011 through March 31, 2012, 3.75 as of June 30, 2012, 3.50 as of September 30, 2012, 3.00 from the period December 31, 2012 through September 30, 2013 and 2.75 as of December 31, 2013 and each quarter thereafter.  At December 31, 2011, Ashland’s calculation of the consolidated leverage ratio was 3.0 compared to the maximum consolidated leverage ratio permitted under the Senior Credit Facility of 4.00.

The minimum required consolidated fixed charge coverage ratios under the Senior Credit Facility are 1.50 from the period December 31, 2011 through June 30, 2012, 1.75 as of September 30, 2012 and 2.00 as of December 31, 2012 and each quarter thereafter.  At December 31, 2011, Ashland’s calculation of the fixed charge coverage ratio was 3.3 compared to the minimum required consolidated ratio of 1.50.

NOTE J – INCOME TAXES

Ashland’s effective tax rate is generally subjected to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 27.7% for the three months ended December 31, 2011 and included two discrete tax benefits of $9 million for both the $28 million severance and restructuring charge and the $25 million fair value assessment of inventory charge recorded during the current quarter.

The overall effective tax rate was 34.3% for the three months ended December 31, 2010 and included certain discrete items such as a $16 million tax expense from the $19 million pretax gain associated with the fair market value of the Casting Solutions contribution and a $4 million tax benefit associated with research and development tax credits for 2010.  In addition, the effective tax rate during this period was favorably impacted by $3 million from other miscellaneous discrete tax items.

Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2011.

(In millions)
Balance at October 1, 2011	$160
Increases related to positions taken on items from prior years	4
Decreases related to positions taken on items from prior years	(14)
Increases related to positions taken in the current year	1
Balance at December 31, 2011	$151

Ashland expects to conclude certain audits during the year ending September 30, 2012.  As a result, it is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next twelve months which may have a material effect on the Condensed Consolidated Financial Statements.  However, an estimate of the range of possible change cannot be made at this time due to the uncertainty of the resolution of the open audits.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EMPLOYEE BENEFIT PLANS

As discussed in Notes A and P, Ashland elected during 2011 to change its method of recognizing actuarial gains and losses for its defined benefit pension and postretirement benefit plans.  This accounting change was applied retrospectively, adjusting all prior periods presented.

For the three months ended December 31, 2011, Ashland contributed $3 million to the U.S. benefit plans and $9 million to the non-U.S. benefit plans.  Ashland expects to make additional contributions to the U.S. plans of approximately $92 million and to the non-U.S. plans of $18 million during the remainder of 2012.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2011	2010	2011	2010
Three months ended December 31
Service cost	$10	$13	$1	$1
Interest cost	49	50	3	4
Expected return on plan assets	(57)	(57)	-	-
Amortization of prior service credit	(1)	(1)	(4)	(1)
	$1	$5	$-	$4

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2011	2010	2011	2010	2009
Open claims - beginning of period	72	83	83	100	115
New claims filed	1	-	2	2	2
Claims settled	-	-	(1)	(1)	(1)
Claims dismissed	(3)	(4)	(12)	(18)	(16)
Open claims - end of period	70	79	72	83	100

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2011 quarter, it was determined that the liability for asbestos claims should be increased by $41 million.  Total reserves for asbestos claims were $533 million at December 31, 2011 compared to $543 million at September 30, 2011.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2011	2010	2011	2010	2009
Asbestos reserve - beginning of period	$543	$537	$537	$543	$572
Reserve adjustment	-	-	41	28	5
Amounts paid	(10)	(11)	(35)	(34)	(34)
Asbestos reserve - end of period	$533	$526	$543	$537	$543

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

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 72% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 85% have a credit rating of B+ or higher by A. M. Best, as of December 31, 2011.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.

During 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet, which had a $9 million (after-tax) effect on the Statement of Consolidated Income within the discontinued operations caption.  During the December 2011 quarter, Ashland received $7 million in cash after reaching a settlement with certain insolvent London market insurance companies.  The cash received from this settlement during the current quarter was recognized as an after-tax gain of $6 million within discontinued operations of the Statement of Consolidated Income since Ashland’s policy is to not record asbestos receivables for any carriers that are insolvent.  In addition, Ashland had agreed to arbitrate a dispute regarding whether there is a significant deductible in the London market companies’ policies in three policy periods that must be satisfied before the policies begin providing coverage for Riley Stoker asbestos claims.  The London market companies had contended that Ashland must bear certain self-insured retentions in respect of Riley Stoker asbestos liabilities before the London coverage attaches in these three years, and Ashland disputed that such self-insured retentions must be satisfied.  The parties conducted an arbitration

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

hearing on this dispute in June 2011, and a decision was rendered by the arbitrator in October 2011 that essentially supported Ashland’s previously stated position on these claims.

At December 31, 2011, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $423 million (excluding the Hercules receivable for asbestos claims), of which $56 million relates to costs previously paid.  Receivables from insurers amounted to $431 million at September 30, 2011.  During 2011, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update along with the potential settlement adjustments resulted in an additional $42 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable (excluding Hercules) is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2011	2010	2011	2010	2009
Insurance receivable - beginning of period	$431	$421	$421	$422	$458
Receivable adjustment	-	-	42	36	8
Amounts collected	(8)	(7)	(32)	(37)	(44)
Insurance receivable - end of period	$423	$414	$431	$421	$422

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2011	2010	2011	2010	2009	(a)
Open claims - beginning of period	21	20	20	21	27
New claims filed	-	2	2	-	1
Claims dismissed	-	-	(1)	(1)	(7)
Open claims - end of period	21	22	21	20	21

(a)    Beginning of period represents acquisition date of November 13, 2008.

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2011 quarter, it was determined that the liability for Hercules asbestos related claims should be decreased by $48 million.  Total reserves for asbestos claims were $305 million at December 31, 2011 compared to $311 million at September 30, 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2011	2010	2011	2010	2009	(a)
Asbestos reserve - beginning of period	$311	$375	$375	$484	$233
Reserve adjustment (b)	-	-	(48)	(93)	261
Amounts paid	(6)	(5)	(16)	(16)	(10)
Asbestos reserve - end of period	$305	$370	$311	$375	$484

(a)	Beginning of period represents acquisition date of November 13, 2008.
(b)	Includes purchase accounting adjustments recorded during 2010 and 2009 as part of purchase price allocations for the Hercules acquisition.

Hercules asbestos-related receivables

For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers, of which approximately 96% have a credit rating of B+ or higher by A. M. Best, as of December 31, 2011.

As of December 31, 2011 and September 30, 2011, the receivables from insurers amounted to $48 million.  As previously mentioned, during 2011 the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update along with likely settlement adjustments caused a $20 million reduction in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2011	2010	2011	2010	2009	(a)
Insurance receivable - beginning of period	$48	$68	$68	$118	$35
Receivable adjustment	-	-	(20)	(50)	83
Insurance receivable - end of period	$48	$68	$48	$68	$118

(a)     Beginning of period represents acquisition date of November 13, 2008.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various approximate 50-year models that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $900 million for the Ashland asbestos-related litigation and approximately $500 million for the Hercules asbestos-related litigation (or approximately $1.4 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At December 31, 2011, such locations included 92 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 157 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC in 2005) and about 1,225 service station properties, of which 101 are being actively remediated.

Ashland’s reserves for environmental remediation amounted to $243 million at December 31, 2011 compared to $246 million at September 30, 2011, of which $201 million at December 31, 2011 and $204 million at September 30, 2011 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the three months ended December 31, 2011 and 2010.

	Three months ended
	December 31
(In millions)	2011	2010
Reserve - beginning of period	$246	$207
Disbursements, net of cost recoveries	(8)	(7)
Revised obligation estimates and accretion	5	4
Reserve - end of period	$243	$204

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At December 31, 2011 and September 30, 2011, Ashland’s recorded receivable for these probable insurance recoveries was $33 million.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Income are presented in the following table for the three months ended December 31, 2011 and 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Three months ended
	December 31
(In millions)	2011	2010
Environmental expense	$4	$3
Accretion	1	1
Legal expense	1	1
Total expense	6	5

Insurance receivable	(2)	(1)
Total expense, net of receivable activity (a)	$4	$4

(a)
Net expense of $1 million for the three months ended December 31, 2011 and 2010 relates to divested businesses which qualified for treatment as discontinued operations and for which the environmental liabilities were retained by Ashland.  These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $400 million.  No individual remediation location is material, as the largest reserve for any site is less than 10% of the remediation reserve.

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

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 1.0 million and 2.0 million as of December 31, 2011 and 2010, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EARNINGS PER SHARE (continued)

	Three months ended
	December 31
(In millions except per share data)	2011	2010
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$60	$71
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	78	79
Share based awards convertible to common shares	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	79	80

EPS from continuing operations
Basic	$.77	$.92
Diluted	$.76	$.91

NOTE N – CAPITAL STOCK

In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland purchased common shares through a $200 million 10b5-1 automatic trading plan.  Effective May 31, 2011, as a result of the announcement of the ISP acquisition, Ashland terminated the 10b5-1 automatic trading program.  Purchases under the plan amounted to $71 million, or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.  During the three months ended December 31, 2011, Ashland did not execute any share repurchases.

During the current quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 17.5 cents per share to eligible shareholders of record.  This amount was an increase from the quarterly cash dividend of 15 cents per share paid during the prior year quarter.

NOTE O – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $6 million and $4 million for the three months ended December 31, 2011 and 2010, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse essentially ten years after the date of grant.  SARs granted for the three months ended December 31, 2011 and 2010 were 0.7 million and 0.6 million, respectively.  As of December 31, 2011, there was $23 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.5 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK INCENTIVE PLANS (continued)

assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period. However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares and to receive any dividends or dividend equivalents.  Nonvested stock awards granted for the three months ended December 31, 2011 and 2010 were 5,000 and 12,100 shares, respectively.  As of December 31, 2011, there was $6 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

Performance shares

Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer groups and/or internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the three months ended December 31, 2011 and 2010 were 0.2 million.  As of December 31, 2011, there was $15 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

NOTE P – SEGMENT INFORMATION

Following the ISP acquisition and the Distribution divestiture during 2011, Ashland’s businesses are now managed along four industry segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets.

Specialty Ingredients, which was formerly known as Functional Ingredients and now includes the majority of the former operations of ISP, offers industry-leading products, technologies and resources for solving formulation and product performance challenges in a variety of markets including personal care, pharmaceutical, food and beverage, coatings, construction and energy.

Water Technologies is a leading specialty chemical supplier to the pulp, mining, food and beverage, paper, chemical processing, general manufacturing, institutional and municipal markets.

Performance Materials is a global producer of specialty resins and adhesives serving the construction, transportation, infrastructure, packaging and converting, marine and energy markets.  As previously discussed in Note B, on November 30, 2010 Ashland completed the transaction to expand the global joint venture with Süd-Chemie, serving the foundry chemical sector.  As part of the transaction, Ashland transferred its existing Casting Solutions business to the expanded joint venture.  Effective December 1, 2010, Ashland’s share of the joint venture’s results of operations are recorded as equity income in the Statements of Consolidated Income.  Therefore, financial results beginning December 1, 2010 for Performance Materials do not include the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to this business.  Ashland includes the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

financial results of the joint venture within operating income of the Performance Materials’ segment and the equity and other income caption of the Statements of Consolidated Income.  In addition, as part of the ISP acquisition, the Elastomers line of business was included within the Performance Materials segment.

Consumer Markets is a leading innovator, marketer and supplier of high-performing lubricants, automotive chemicals and appearance products, including those marketed under the ValvolineTM brands, and is an operator and franchisor of Valvoline Instant Oil ChangeTM centers.

Segment results

The following table presents for each segment the net sales and operating income for the three months ended December 31, 2011 and 2010.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland occasionally modifies its expense allocation methodologies to the reportable segments as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis, while significant changes are applied on a retroactive basis.  The unallocated and other caption includes pension and postretirement expenses (excluding service costs) as well as certain specific company-wide restructuring activities that were significant, such as the restructuring plans described in Note E, and other costs or adjustments that relate to former businesses that Ashland no longer operates, including the Distribution business.

Change in expense allocation for pension and other postretirement benefit plans

As discussed in Notes A and K, Ashland elected during 2011 to change its method of recognizing actuarial gains and losses for its defined benefit pension and other postretirement benefit plans.  In connection with this change in accounting policy for pension and other postretirement benefits, Ashland also elected to change its method of accounting for certain costs included in inventory.  Ashland has elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales.  While Ashland’s historical policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs will only include costs that are directly attributable to current manufacturing employees.  Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.  The financial information disclosed in the following table for each business segment reflects the retrospective application of this expense allocation change on the three months ended December 31, 2010.

In addition, as a further attempt to properly match actual operational expenses each business segment is incurring, Ashland has changed its expense allocation for pension and other postretirement benefit plans during 2011.  Previously, Ashland allocated all components of pension and other postretirement benefit plan expenses to each business segment on a ratable basis.  Ashland now allocates only the service cost component of these plans to the actual business segment that incurred this expense.  All other components of pension and other postretirement benefit plan expense are recorded within Unallocated and other.  Ashland believes the revised expense allocation will more appropriately match the cost incurred for active employees to the respective business segment.  The financial information disclosed in the following tables for each business segment reflects the retrospective application of this expense allocation change on each period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

	Three months ended
	December 31
(In millions - unaudited)	2011	2010
SALES
Specialty Ingredients (a)	$628	$216
Water Technologies	449	451
Performance Materials (b)	378	326
Consumer Markets	475	440
	$1,930	$1,433
OPERATING INCOME (LOSS)
Specialty Ingredients	$71	$22
Water Technologies	21	28
Performance Materials	33	8
Consumer Markets	47	67
Unallocated and other	(28)	(11)
	$144	$114

(a)	The three months ended December 31, 2011 include $358 million in sales related to ISP, which was acquired on August 23, 2011.
(b)
The three months ended December 31, 2011 include $92 million in sales related to ISP’s Elastomers business, which was acquired on August 23, 2011.  The three months ended December 31, 2010 include only two months of customary sales related to the Casting Solutions business, as Ashland contributed this business to its expanded global joint venture with Süd-Chemie on November 30, 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission, news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  the possibility that the benefits anticipated from the acquisition of International Specialty Products Inc. (ISP) will not be fully realized, the substantial indebtedness Ashland has incurred to finance the acquisition of ISP (including the possibility that such debt and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in its most recent Form 10-K (including Item 1A Risk Factors) filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-Q or otherwise except as required by securities or other applicable law.

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

Ashland’s sales generated outside of North America were 48% and 45% for the three months ended December 31, 2011 and 2010, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

Sales by Geography	2011 (a)	2010
North America	52%	55%
Europe	27%	24%
Asia Pacific	14%	13%
Latin America & other	7%	8%
	100%	100%

(a)	Includes sales from the acquired operations of International Specialty Products Inc. (ISP).

Business segments

Ashland’s reporting structure is composed of four reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients) which in previous years was known as Ashland Functional Ingredients, Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  For further descriptions of each business segment see the “Results of Operations – Business Segment Review” beginning on page 38.

The contribution to sales by each business segment expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

Sales by Business Segment	2011 (a)	2010
Specialty Ingredients	32%	15%
Water Technologies	23%	31%
Performance Materials	20%	23%
Consumer Markets	25%	31%
	100%	100%

(a)	Includes sales from the acquired operations of ISP.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS

During 2012 and other previous periods, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Acquisitions/Divestitures

International Specialty Products acquisition

On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve month period ended September 30, 2011.  The purchase price was an all cash transaction, reduced by the amount of ISP’s net indebtedness at closing, and is subject to post-closing adjustments based on changes in ISP’s net working capital as well as adjustments to the extent that certain change in control payments, termination costs for interest rate swaps, and accrued pension and other post-employment benefit liabilities of ISP exceed specified amounts.  Ashland has included ISP within the Specialty Ingredients reportable segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve month period ended September 30, 2011, which has been included within the Performance Materials reportable segment.  The acquisition was recorded by Ashland using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values.

Distribution divestiture

On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million during 2011.  Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for the prior year period.  Certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that do not qualify for discontinued operations accounting classification are now reported as costs within the Unallocated and other section of continuing operations, and for the three months ended December 31, 2011 and 2010 were $5 million and $7 million, respectively.  Ashland is currently implementing plans to reduce these stranded costs.

Ashland will retain and has agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  The ongoing effects of the pension and postretirement plans for former Distribution employees are reported within the Unallocated and other section of continuing operations.

As part of this sale, Ashland is receiving transition service fees for ongoing administrative and other services being provided to Nexeo.  During the three months ended December 31, 2011, Ashland recognized transition service fees of $8 million, which offset costs of providing transition services and are classified within the selling, general and administrative expense caption of the Statements of Consolidated Income.  While the transition service agreements vary in duration, depending upon the type of service provided, Ashland is implementing plans to reduce costs as the transition services are phased out.

Casting Solutions joint venture

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

recognized equity income of the joint venture within its consolidated results.  Ashland recognized a pretax gain of $23 million during 2011 of which $19 million was recognized during the December 2010 period, attributable to the fair market value of the net assets contributed to the joint venture.

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the results of the Performance Materials segment no longer include the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to the Casting Solutions business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials segment and in the equity and other income caption of the Statements of Consolidated Income.

Synlubes business divestiture

In November 2011, Ashland announced that it had entered into a definitive agreement to sell its aviation and refrigerant lubricants business, a polyol/ester-based synlubes (synlubes) business included within the Water Technologies business segment to Monument Chemical Inc., a Heritage Group Company.  Annual sales of the business are approximately $50 million.  Total net assets related to this business totaled $21 million as of December 31, 2011 and primarily consisted of property, plant and equipment.  The transaction was closed in January 2012 and is expected to have a nominal gain that will be recognized in the March 2012 quarter.

PVAc business divestiture

In November 2011, Ashland announced that it had entered into a definitive agreement to sell its polyvinyl acetate homopolymer and copolymer (PVAc) business included within the Performance Materials business segment to Celanese Corporation.  Annual sales of the business are approximately $45 million.  Total net assets related to this business totaled $23 million as of December 31, 2011 and primarily consisted of property, plant and equipment.  The sale agreement includes the transfer of the PVAc business, inventory and related technology, but does not include any real estate or manufacturing facilities.  Ashland’s PVAc business includes two brands, Flexbond™ and Vinac™ emulsions.  To support the transition, the products will be temporarily toll manufactured by Ashland for the Celanese Corporation.  The transaction was closed in January 2012 and is expected to have a nominal gain that will be recognized in the March 2012 quarter.

Restructuring and integration programs

Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.

During the prior year, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to the expanded global joint venture with Süd-Chemie.  Targeted cost reductions for the Distribution and Casting Solutions’ stranded costs are $40 million.  In addition, Ashland is currently implementing plans to integrate ISP, subsequent to its purchase in August 2011.  Targeted synergy cost reductions related to this acquisition are $50 million.

Steps to address cost reduction opportunities included Ashland’s announced voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, which ultimately resulted in 150 employees being formally approved for the VSO.  An involuntary program was also initiated in 2011 as a further step to capture targeted saving levels from these transactions and other business cost savings initiatives.  The VSO and involuntary programs resulted in a severance charge of $34 million during the September 2011 quarter.  The involuntary program continued during the December 2011 quarter, and resulted in an additional severance charge of $28 million classified within the selling, general and administrative expense caption of the Statement of Consolidated Income for the three months ended December 31, 2011.  As of December 31, 2011, approximately $30 million of annualized cost savings have been achieved from these cost reduction programs primarily through reductions in supply chain, IT and finance resource groups.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Additional charges related to the involuntary program may occur in subsequent periods from ongoing efforts to maximize operational efficiencies as a result of these transactions.  The remaining cost savings are expected to be completed by the end of the March 2012 quarter for the Distribution and Casting Solutions stranded costs, while the majority of ISP synergy savings are expected to be completed by the end of fiscal 2012, with the remaining completed during 2013 once full implementation of Ashland’s ERP platform is completed.  As of December 31, 2011, the restructuring reserve for these programs totaled $56 million.

Financing activities

Senior secured credit facility

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

On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a credit agreement with a group of lenders.  The credit agreement provided for an aggregate principal amount of $850 million in senior secured credit facilities, consisting of a $300 million four-year term loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the term loan A facility were used, together with proceeds from the accounts receivable securitization facility, and cash on hand to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the credit facilities and the related transactions.  As discussed above, the term loan A facility was terminated and repaid in March 2011, and the revolving credit facility was replaced with a new $1.0 billion revolving credit facility as part of the August 23, 2011 current Senior Credit Facility.

Other financing activities

Ashland’s corporate credit ratings have remained unchanged from those reported in its Form 10-K filed in late November of 2011.  Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba1, with a stable outlook from both.  Subsequent changes to these ratings may have an affect on Ashland’s borrowing rate or ability to access capital markets in the future.  As of December 31, 2011, Ashland’s access to cash has remained largely unchanged with a total of approximately $1.4 billion of liquidity, defined as cash and availability under liquidity facilities including the current revolving credit facility.

Based on Ashland’s current debt structure included in Note I of Notes to Condensed Consolidated Financial Statements and the debt restructuring during the prior year in conjunction with the closing of the ISP transaction, future annual interest expense is expected to range from approximately $220 million to $230 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.

In May 2011, the Board of Directors of Ashland announced a quarterly cash dividend of 17.5 cents per share, 70 cents per share on an annual basis, to eligible shareholders of record.  This amount was paid for quarterly dividends in June, September and December 2011, and was an increase from the quarterly cash dividend of 15 cents per share paid during the first and second quarters of the prior year.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of non-GAAP measures

Based on clarification and interpretive guidance from the Securities and Exchange Commission regarding the use of non-GAAP measures, Ashland has included within this document certain non-GAAP measures which include EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma affects for significant acquisitions or divestitures, as applicable), adjusted EBITDA margin (adjusted EBITDA, which can include pro forma adjustments, divided by sales or sales adjusted for pro forma results) and free cash flow (cash flows by operating activities from continuing operations minus cash dividends paid and additions to property, plant and equipment).  Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.  Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  In addition, certain financial covenants related to Ashland’s Senior Credit Facility are based on similar non-GAAP measures.  The non-GAAP information provided is unique to Ashland and may not be consistent with the methodologies used by other companies.

Consolidated review

Net income

Ashland’s net income amounted to $61 million and $99 million for the three months ended December 31, 2011 and 2010, respectively, or $0.77 and $1.25 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.

Income from continuing operations, which excludes results from discontinued operations, amounted to $60 million and $71 million for the three months ended December 31, 2011 and 2010, respectively, or $0.76 and $0.91 per diluted earnings per share, respectively.  Operating income was $144 million and $114 million for the three months ended December 31, 2011 and 2010, respectively.  See the “Operating income” discussion for an analysis of these results.

Ashland incurred pretax net interest and other financing expense of $57 million and $27 million for the three months ended December 31, 2011 and 2010, respectively.  The increase in interest expense during the current quarter compared to the prior year quarter was due to increased borrowings under the new senior secured credit facility entered into in August of 2011, in conjunction with the ISP acquisition closing.  Borrowings were used to finance the cash consideration paid for the ISP acquisition and the repayment of existing indebtedness of ISP assumed by Ashland.

During the three months ended December 31, 2011 Ashland reported a $4 million charge recorded below operating income on the Statement of Consolidated Income in the net gain (loss) on acquisitions and divestitures caption related to ISP transaction costs and subsequent adjustments to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (MAP Transaction).  During the three months ended December 31, 2010 Ashland reported a $21 million gain recorded within the net gain (loss) on acquisitions and divestitures caption, which primarily related to a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

nonrecurring gain from the fair market value of the Casting Solutions net assets contributed to the expanded global joint venture with Süd-Chemie exceeding the recorded amounts.  This remeasurement resulted in a pretax gain of $19 million, or $3 million after tax.  For further information on each of these items see the related income statement caption discussion in the comparative Statements of Consolidated Income analysis.

The effective income tax rates of 27.7% and 34.3% for the three months ended December 31, 2011 and 2010, respectively, were both affected by discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Income analysis.

Discontinued operations, which are reported net of taxes, resulted in income of $1 million and $28 million for the three months ended December 31, 2011 and 2010, respectively.  The prior period results include the direct operating results of Distribution and various adjustments related to previously recorded divestitures, while both the current and prior year quarter includes asbestos adjustments.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Income analysis.

Operating income

Operating income amounted to $144 million and $114 million for the three months ended December 31, 2011 and 2010, respectively.  The increase in operating income for the current quarter was primarily the result of including ISP’s operating results subsequent its purchase in the September 2011 quarter.  The current quarter results also included a noncash charge of $25 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition as well as $28 million for severance and restructuring charges from Ashland’s ongoing stranded cost and ISP integration programs.  The prior year quarter included a $7 million accelerated depreciation charge for plant closure costs associated with capacity reductions in the composites line of business within Performance Materials and a $3 million charge for transaction and start-up costs associated with the expanded global joint venture with Süd-Chemie.  Excluding these items noted above, operating income for the current quarter remained flat as compared to the prior year quarter as a significant increase in Specialty Ingredients income was primarily offset by declines in the Consumer Markets and Water Technologies business segment results.

Operating income for the three months ended December 31, 2011 and 2010 included depreciation and amortization  of $104 million and $73 million (which includes accelerated depreciation of $7 million for the December 31, 2010 quarter), respectively.  EBITDA totaled $248 million and $187 million for the three months ended December 31, 2011 and 2010, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items because management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding Ashland’s ongoing operating performance by presenting the financial results between periods on a more comparable basis.  The inventory fair value adjustment of $25 million in the current quarter relates to the portion of acquired inventory sold during the period that was recorded at fair value in conjunction with the acquisition of ISP.  The ISP business results of $76 million in the prior year quarter relates to the operating income earned and depreciation and amortization expense for the period in which Ashland did not yet own this business and is included herein to provide a comparison to the prior year quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2011	2010
Operating income	$144	$114
Depreciation and amortization (a)	104	73
EBITDA	248	187
Severance	28	-
Inventory fair value adjustment	25	-
Results of ISP business prior to acquisition	-	76
Casting Solutions transaction and start-up costs	-	3
Adjusted EBITDA	$301	$266

(a)	Includes $7 million of accelerated depreciation for the three months ended December 31, 2010.

Statements of Consolidated Income – caption review

A comparative analysis of the Statements of Consolidated Income by caption is provided as follows for the three months ended December 31, 2011 and 2010.

	Three months
(In millions)	2011	2010	Change
Sales	$1,930	$1,433	$497

Sales for the current quarter increased $497 million, or 35%, compared to the prior year quarter primarily as a result of the acquisition of ISP in August 2011 and increases in pricing, implemented to recover the effects of increases in raw material costs, which increased sales $450 million and $146 million, respectively, or 42%, in total.  Favorable mix of product sold increased sales an additional $20 million, or 1%.  Volume decreased sales $58 million, or 4%, while the contribution of the Casting Solutions business in November 2010 to the expanded global joint venture with Süd-Chemie reduced sales by $60 million, or 4%.  Unfavorable currency exchange rates decreased sales $1 million.

	Three months
(In millions)	2011	2010	Change
Cost of sales	$1,408	$1,035	$373
Gross profit as a percent of sales	27.0%	27.8%

Cost of sales for the current quarter increased $373 million, or 36%, compared to the prior year quarter primarily due to the acquisition of ISP and escalating raw material costs that increased cost of sales $305 million and $127 million, respectively, or 42%, in total.  Change in product mix increased cost of sales by an additional $10 million, or 1%.  Decreased volume reduced cost of sales $46 million, or 4%, while the net contribution of the Casting Solutions business in November 2010 to the expanded global joint venture with Süd-Chemie caused a decrease of $48 million, or 5%.  The current quarter also includes a noncash charge of $25 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition.

	Three months
(In millions)	2011	2010	Change
Selling, general and administrative expense	$362	$276	$86
As a percent of sales	18.8%	19.3%

Selling, general and administrative expenses for the current quarter increased 31% compared to the prior year quarter, however, expenses as a percent of sales declined 0.5 percentage points.  Increases in expenses in the current quarter included $28 million for severance and restructuring charges as well as the inclusion of ISP costs, which added an additional $62 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months
(In millions)	2011	2010	Change
Research and development expense	$30	$20	$10

Research and development expenses during the current quarter increased $10 million as compared to the prior year quarter.  The increase relates to the inclusion of ISP costs during the current quarter, which added an additional $10 million compared to the prior year quarter.

	Three months
(In millions)	2011	2010	Change
Equity and other income
Equity income	$6	$3	$3
Other income	8	9	(1)
	$14	$12	$2

Total equity and other income increased 17% during the current quarter compared to the prior year quarter.  The increase in equity income during the current quarter primarily related to equity income from the Performance Materials business segment.  This increase was the result of operational results for the expanded global joint venture with Süd-Chemie for the full quarter as compared to one month in the prior year quarter.  Certain start-up costs of $2 million associated with the joint venture were also incurred during the prior year quarter.  See Note C of Notes to Condensed Consolidated Financial Statements for additional information on this joint venture.

	Three months
(In millions)	2011	2010	Change
Net interest and other financing (expense) income
Interest expense	$(57)	$(29)	$(28)
Interest income	2	3	(1)
Other financing costs	(2)	(1)	(1)
	$(57)	$(27)	$(30)

The combined increase, excluding interest income, in interest expense and other financing costs of $29 million in the current quarter compared to the prior year quarter was due to borrowings under the new senior secured credit facility entered into in August of 2011 in conjunction with the ISP acquisition.  Borrowings were used to finance the cash consideration paid for the ISP acquisition and the repayment of existing indebtedness of ISP assumed by Ashland.

	Three months
(In millions)	2011	2010	Change
Net gain (loss) on acquisitions and divestitures
Süd-Chemie joint venture	$-	$19	$(19)
ISP transaction costs	(2)	-	(2)
MAP Transaction	(2)	2	(4)
	$(4)	$21	$(25)

Net gain (loss) on acquisitions and divestitures during the current quarter includes ISP transaction costs as well as subsequent adjustments to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (MAP Transaction).  Net gain (loss) on acquisitions and divestitures during the prior year quarter includes the remeasurement gain from Ashland’s fair market value assessment of the Casting Solutions net assets contributed to the expanded global joint venture with Süd-Chemie exceeding the previously recorded amounts as well as subsequent adjustments to the MAP Transaction.  See Note C of Notes to Condensed Consolidated Financial Statements for additional information on the Süd-Chemie joint venture.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months
(In millions)	2011	2010	Change
Income tax expense	$23	$37	$(14)
Effective tax rate	27.7%	34.3%

The overall effective tax rate of 27.7% for the current quarter included two discrete tax benefits of $9 million for both the $28 million severance and restructuring charge and the $25 million fair value assessment of inventory charge recorded during the current quarter.  The overall effective tax rate 34.3% for the prior year quarter included a $16 million tax expense from the $19 million pretax gain associated with the fair market value of the Casting Solutions contribution and a $4 million tax benefit associated with research and development tax credits for the prior year quarter.  Ashland currently estimates the effective tax rate for 2012 to be in the low 30% range, excluding key items.

	Three months
(In millions)	2011	2010	Change
Income (loss) from discontinued operations
(net of income taxes)
Distribution	$(5)	$26	$(31)
APAC	-	1	(1)
Asbestos-related litigation reserves	6	1	5
	$1	$28	$(27)

As a result of Distribution’s sale to Nexeo on March 31, 2011 and in accordance with U.S. GAAP provisions, the operating results related to Distribution for the prior year have been reflected as discontinued operations (net of income taxes).  During the current quarter, subsequent tax adjustments were made to the gain on the sale of Distribution along with an environmental reserve adjustment, resulting in a $5 million charge to discontinued operations.  These charges were more than offset by a net $6 million asbestos receivable recovery after reaching a settlement with certain insolvent London insurance carriers.

The operational results of Distribution included in discontinued operations for the prior year quarter included sales of $856 million with gross profit margin of 8.8%.  Additionally, during the prior year quarter, subsequent tax adjustments were made to the gain on the sale of APAC (divested in 2006) along with favorable net adjustments to the asbestos reserve and related receivables as a result of Ashland’s ongoing assessment of these matters.  See Notes C and D of Notes to Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW

Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except the non-service elements for pension and postretirement expenses as well as costs related to certain significant company-wide restructuring activities, such as the current restructuring plans described in Note E of Notes to Condensed Consolidated Financial Statements, and other costs or adjustments that relate to former businesses that Ashland no longer operates.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.

As previously discussed, Ashland’s businesses are managed along four industry segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets.  As a result of Distribution’s sale to Nexeo, the operating results and assets and liabilities related to Distribution have been reflected as discontinued operations for all periods presented.  For additional information, see Note P of Notes to Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

During the September quarter in 2011, Ashland elected to change its method of recognizing actuarial gains and losses for its defined benefit pension plans and other postretirement benefit plans.  Previously, Ashland recognized the actuarial gains and losses as a component of Stockholders’ Equity within the Condensed Consolidated Balance Sheet on an annual basis and amortized the gains and losses into operating results over the average future service period of active employees within the related plans.  Ashland has elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a year.  The remaining components of pension and other postretirement benefits expense will be recorded on a quarterly basis.  While Ashland’s historical policy of recognizing pension and other postretirement benefit expense is considered acceptable under U.S. GAAP, Ashland believes that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results.  This change will also improve transparency within Ashland’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred.  This change in accounting policy has been applied retrospectively, adjusting all prior periods presented.

In connection with this change in accounting policy for pension and other postretirement benefits, Ashland also elected to change its method of accounting for certain costs included in inventory.  Ashland has elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales.  While Ashland’s historical policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs will include costs that are directly attributable to current manufacturing employees within cost of sales.  Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.

In addition, as a further attempt to properly match actual operational expenses each business segment is incurring, Ashland has changed its expense allocation for pension and other postretirement benefit plans during 2011.  Previously, Ashland allocated all components of pension and other postretirement benefit plan expenses to each business segment on a ratable basis.  Ashland now allocates only the service cost component of these plans to the actual business segment that incurred this expense.  All other components of pension and other postretirement benefit plan expense are recorded within Unallocated and other.  Ashland believes the revised expense allocation will more appropriately match the cost incurred for active employees to the respective business segment.  The financial information disclosed in the following tables for each business segment reflects the retrospective application of this expense allocation change on each period.

The following table shows sales, operating income and statistical operating information by business segment for the three months ended December 31, 2011 and 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

(In millions)	2011	2010
Sales
Specialty Ingredients	$628	$216
Water Technologies	449	451
Performance Materials	378	326
Consumer Markets	475	440
	$1,930	$1,433
Operating income (loss)
Specialty Ingredients	$71	$22
Water Technologies	21	28
Performance Materials	33	8
Consumer Markets	47	67
Unallocated and other	(28)	(11)
	$144	$114
Depreciation and amortization
Specialty Ingredients	$64	$24
Water Technologies	19	21
Performance Materials	12	18
Consumer Markets	9	9
Unallocated and other	-	1
	$104	$73
Operating information
Specialty Ingredients (a) (b)
Sales per shipping day	$10.3	$3.5
Metric tons sold (thousands)	98.2	38.5
Gross profit as a percent of sales	29.6%	31.2%
Water Technologies (a)
Sales per shipping day	$7.4	$7.3
Gross profit as a percent of sales	30.8%	31.6%
Performance Materials (a) (b)
Sales per shipping day	$6.2	$5.3
Metric tons sold (thousands)	137.4	124.4
Gross profit as a percent of sales	19.2%	14.6%
Consumer Markets (a)
Lubricant sales gallons	36.7	40.4
Premium lubricants (percent of U.S. branded volumes)	29.3%	30.2%
Gross profit as a percent of sales	25.3%	30.9%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales, less cost of sales.
(b)	Amounts for the three months ended December 31, 2010 exclude pre-acquisition results of ISP.

The EBITDA and adjusted EBITDA amounts presented below within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows:  EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma affects for significant acquisitions or divestitures, as applicable), and adjusted EBITDA margin (adjusted EBITDA, which may include pro forma adjustments, divided by sales or sales adjusted for pro forma results).

Specialty Ingredients

Specialty Ingredients, which was formerly known as Functional Ingredients, offers industry-leading products, technologies and resources for solving formulation and product performance challenges in a variety of markets including personal care, pharmaceutical, food and beverage, coatings, construction and energy.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve months ended September 30, 2011.  Ashland has included ISP within the Specialty Ingredients reporting segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve months ended September 30, 2011, which has been included within the Performance Materials reportable segment.

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

December 2011 quarter compared to December 2010 quarter

Specialty Ingredients’ sales increased 191% to $628 million in the current quarter compared to $216 million in the prior year quarter, primarily as a result of the acquisition of ISP, which increased sales $358 million, or 166%.  Higher pricing increased sales $26 million, or 12%, while the mix of product sold increased sales an additional $19 million, or 9%.  Volume increased sales $8 million, or 4%, during the current quarter as metric tons sold increased to 98.2 thousand.  Favorable currency exchange added $1 million to sales.

Gross profit during the current quarter increased $118 million compared to the prior year quarter.  The inclusion of ISP’s operations (excluding the Elastomers business) in the current quarter increased gross profit by $96 million, which included a noncash charge of $25 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition, while favorable product mix sold increased gross profit an additional $10 million.  Increased selling prices more than offset higher manufacturing costs, causing an additional $8 million increase in gross profit.  Increased volume improved gross profit by $4 million.  In total, gross profit margin during the current quarter decreased 1.6 percentage points to 29.6% compared to the prior year quarter, primarily as a result of the nonrecurring charge related to the fair value of inventory acquired from ISP, which had a negative 4.0 percentage point impact to the gross profit margin.

Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $69 million, or 150%, during the current quarter as compared to the prior year quarter, primarily due to increases from the ISP acquisition of $68 million and increases in salaries, benefits and incentive compensation of $1 million.

Operating income totaled $71 million for the current quarter compared to $22 million in the prior year quarter.  EBITDA increased $89 million to $135 million in the current quarter, while adjusted EBITDA increased $45 million to $160 million in the current quarter.  Adjusted EBITDA margin increased 3.7 percentage points in the current quarter to 25.5%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and adjusted EBITDA presentation for the three months ended December 31, 2011 and 2010 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The inventory fair value adjustment of $25 million in the current quarter relates to the portion of acquired inventory sold during the period that was recorded at fair value in conjunction with the acquisition of ISP.  The ISP business results of $69 million, which excludes the ISP Elastomers business, during the prior year quarter relate to the operating income and depreciation and amortization recognized for the period in which Ashland did not yet own this business and is included herein to provide a comparison to the prior year quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2011	2010
Operating income	$71	$22
Depreciation and amortization	64	24
EBITDA	135	46
Inventory fair value adjustment	25	-
Results of the ISP business prior to acquisition, excluding Elastomers business	-	69
Adjusted EBITDA	$160	$115

Water Technologies

Water Technologies is a leading specialty chemical supplier to the pulp, mining, food and beverage, paper, chemical processing, general manufacturing, institutional and municipal markets.

December 2011 quarter compared to December 2010 quarter

Water Technologies’ sales decreased slightly to $449 million in the current quarter compared to $451 million in the prior year quarter.  Higher product pricing increased sales $36 million, or 8%, while volume declines reduced sales $35 million, or 8%.  Unfavorable currency exchange decreased sales an additional $3 million, or 1%.

Gross profit decreased $6 million in the current quarter compared to the prior year quarter.  Decreased volumes were the primary factor in the gross profit decline resulting in an $8 million decrease, while unfavorable currency exchange reduced gross profit an additional $1 million.  These decreases, however, were partially offset by favorable pricing as compared to the prior year quarter, which increased gross profit by $3 million.  In total, gross profit margin during the current quarter decreased .8 percentage points to 30.8% compared to the prior year quarter.

Selling, general and administrative expenses were unchanged during the current quarter as compared to the prior year quarter, as increases in technical service and research and development were offset by decreased marketing and administration costs.  Equity and other income decreased $1 million during the current quarter as compared to the prior year quarter.

Operating income totaled $21 million during the current quarter compared to $28 million during the prior year quarter.  EBITDA decreased $9 million to $40 million in the current quarter, while EBITDA margin decreased 2.0 percentage points in the current quarter to 8.9%.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and adjusted EBITDA presentation for the three months ended December 31, 2011 and 2010 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Water Technologies.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

	Three months ended
	December 31
(In millions)	2011	2010
Operating income	$21	$28
Depreciation and amortization	19	21
EBITDA	$40	$49

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Performance Materials

Performance Materials is a global producer of specialty resins and adhesives serving the construction, transportation, infrastructure, packaging and converting, marine and energy markets.

On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve months ended September 30, 2011.  Ashland has included ISP within the Specialty Ingredients reporting segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve months ended September 30, 2011, which has been included within the Performance Materials reportable segment.

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Casting Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each businesses’ most recent completed year prior to the closing.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed year prior to the closing.

Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, operational results beginning on December 1, 2010, for Performance Materials do not include the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to this business.  Ashland includes the financial results of the joint venture within operating income of the Performance Materials segment and in the equity and other income caption of the Statements of Consolidated Income.  In addition, the expanded joint venture has resulted in certain stranded costs that Ashland has implemented cost reduction plans to eliminate.

December 2011 quarter compared to December 2010 quarter

Performance Materials’ sales increased 16% to $378 million in the current quarter compared to $326 million in the prior year quarter.  The acquisition of ISP’s Elastomers business contributed $92 million, or 28%, in sales, while the exclusion of sales from December 2010 forward, related to the contribution of the Casting Solutions business into an expanded global joint venture, reduced sales $60 million, or 18%.  Higher product pricing increased sales an additional $25 million, or 8%, primarily as a result of pricing increases in the composites line of business that were announced to fully offset increases in raw material costs.  Volume decreased sales by $3 million, or 1%, excluding acquisitions and divestitures, while change in product mix and unfavorable currency exchange decreased sales an additional $2 million, or 1%.

Gross profit increased $25 million in the current quarter compared to the prior year quarter.  The prior period quarter included plant closure charges of $7 million related to accelerated depreciation.  These charges were incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize each businesses’ cost structure.  The acquisition of ISP’s Elastomers business contributed an additional $24 million in gross profit during the current quarter, while the exclusion of the financial results for the Casting Solutions business decreased gross profit by $10 million.  Pricing increased gross profit by $5 million, while unfavorable currency exchange and volume reduced gross profit by $1 million.  In total, gross profit margin during the current quarter increased 4.6 percentage points to 19.2%, as compared to the prior year quarter, primarily as a result of the plant closure charges incurred in the prior year quarter, which reduced margin by 2.1 percentage points, as well as the margin associated with sales from the acquisition of ISP’s Elastomers business.

Selling, general and administrative expenses increased $3 million, or 7%, during the current quarter compared to the prior year quarter, primarily due to increases in incentive compensation and benefits of $5 million and the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

acquisition of ISP’s Elastomers business of $5 million, offset by reductions in salaries, benefits and other related expenses associated with the transferred Casting Solutions business of $7 million.  Equity and other income increased $3 million during the current quarter compared to the prior year quarter, primarily due to transaction and start-up costs associated with the expanded global joint venture with Süd-Chemie incurred in the prior year quarter.

Operating income totaled $33 million in the current quarter compared to $8 million in the prior year quarter.  EBITDA increased $19 million to $45 million in the current quarter, while adjusted EBITDA increased $5 million to $45 million in the current quarter.  Adjusted EBITDA margin increased 1.9 percentage points to 11.9% in the current quarter.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and adjusted EBITDA presentation for the three months ended December 31, 2011 and 2010 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The ISP Elastomers business results of $12 million during the prior year quarter relate to the operating income and depreciation and amortization recognized for the period in which Ashland did not yet own this business and is included herein to provide a comparison to the prior year quarter.

	Three months ended
	December 31
(In millions)	2011	2010
Operating income	$33	$8
Depreciation and amortization (a)	12	18
EBITDA	45	26
Results of ISP Elastomers business prior to acquisition	-	12
Casting Solutions joint venture start-up costs	-	2
Adjusted EBITDA	$45	$40

(a)	Includes $7 million of accelerated depreciation for the three months ended December 31, 2010.

Consumer Markets

Consumer Markets is a leading innovator and supplier of high-performance lubricants, automotive chemicals and appearance products, including those marketed under the Valvoline™ brands, and is an operator and franchisor of Valvoline Instant Oil Change™ centers.

During the prior year, Consumer Markets introduced a new automotive oil product line called Valvoline™ NextGen™.  NextGen™ is the first major brand of motor oil in the industry made of 50% recycled oil, and like other Valvoline™ motor oils it is backed by Valvoline’s engine guarantee.  Valvoline™ expects this new product to continue to enhance its overall position within the automotive oil industry.

December 2011 quarter compared to December 2010 quarter

Consumer Markets’ sales increased 8% to $475 million in the current quarter compared to $440 million in the prior year quarter.  Higher product pricing was the primary factor in sales growth between quarters, resulting in a $59 million, or 13%, increase in sales, while changes in product mix sold resulted in an additional $2 million, or 1%, increase in sales.  Volume decreased sales by $26 million, or 6%, in the current quarter as lubricant gallons sold declined to 36.7 million gallons during the current quarter compared to 40.4 million gallons in the prior year quarter.

Gross profit decreased $16 million during the current quarter compared to the prior year quarter, primarily due to lubricant volume declines and raw material cost increases resulting in decreases of $10 million and $7 million, respectively.  Product mix increased gross profit $1 million.  In total, gross profit margin during the current quarter

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

declined 5.6 percentage points to 25.3% as the volume declines and significant increases in raw material costs resulted in the lower gross margin compared to the prior year quarter.

Selling, general and administrative expenses increased $4 million, or 5%, during the current quarter as compared to the prior year quarter, primarily as a result of increases in payroll related expenses of $3 million.

Operating income totaled $47 million in the current quarter as compared to $67 million in the prior year quarter.  EBITDA decreased $20 million to $56 million in the current quarter, while EBITDA margin decreased 5.5 percentage points to 11.8% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three months ended December 31, 2011 and 2010 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Markets.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

	Three months ended
	December 31
(In millions)	2011	2010
Operating income	$47	$67
Depreciation and amortization	9	9
EBITDA	$56	$76

Unallocated and other

Unallocated and other recorded costs of $28 million and $11 million for the three months ended December 31, 2011 and 2010, respectively.  Unallocated and other includes pension and other postretirement net periodic costs or income that have not been allocated to business segments.  These costs (or income items) include interest cost, return on assets and adjustments to the prior service cost as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to the appropriate business segment.  These items resulted in income of $9 million in the current quarter and $4 million in the prior year quarter.

Other costs, other than pension and other postretirement net periodic costs income described above, for the current quarter primarily related to $28 million for severance charges associated with Ashland’s involuntary program and the ongoing ISP integration, corporate costs previously allocated to Distribution of $5 million, and $4 million for net environmental charges and other legacy costs associated with adjustments to ongoing obligations of previously divested businesses.  Other costs for the prior year quarter primarily related to corporate costs previously allocated to Distribution of $11 million, environmental charges of $3 million and transaction costs of $1 million associated with the expanded global joint venture with Süd-Chemie.

FINANCIAL POSITION

Liquidity

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2011 and 2010.  As of December 31, 2011, the amount of cash and cash equivalents held by foreign subsidiaries subject to currency controls, which may limit Ashland’s ability to remit the funds to satisfy corporate obligations, was not significant.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

(In millions)	2011	2010
Cash provided (used) by:
Operating activities from continuing operations	$(181)	$(38)
Investing activities from continuing operations	(43)	(2)
Financing activities from continuing operations	(43)	(3)
Discontinued operations	(3)	(1)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	1
Net decrease in cash and cash equivalents	$(271)	$(43)

Operating activities

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash outflow of $181 million in the current quarter and $38 million in the prior year quarter.  The cash results during each period are primarily driven by net income, depreciation and amortization (including debt issuance cost amortization), and changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus within the company.

During the current and prior year quarters, working capital was an outflow of $254 million and $175 million, respectively.  Both period outflows were primarily a result of increased inventory, resulting from restocking of certain key products that were low or to support sales growth in various areas of business as well as reduced trade payables and accrued expense balances, primarily the result of incentive compensation payouts to employees from the previous prior year paid during the quarter and an increase in selected vendor payments that historically occurs at the end of the calendar year.  In addition, the current quarter working capital use of cash also included a $92 million outflow for change in control payments associated with the ISP acquisition.

Operating cash flows for the current quarter included income from continuing operations of $60 million and noncash adjustments of $104 million for depreciation and amortization and a $25 million inventory fair value adjustment related to the ISP acquisition.  Operating cash flows for the prior year quarter included income from continuing operations of $71 million, and noncash adjustments of $73 million for depreciation and amortization and a $19 million gain related to the formation of the expanded global joint venture with Süd-Chemie.

Investing activities

Cash used by investing activities was $43 million for the current quarter as compared to $2 million for the prior year quarter.  The significant cash investing activities for the current quarter included cash outflows of $44 million for capital expenditures.  The significant cash investing activities for the prior year quarter included cash outflows of $22 million for capital expenditures and $5 million for purchased plant operations in Performance Materials and Consumer Markets offset by cash inflows of $21 million related to a cash equalization distribution from the expanded joint venture with Süd-Chemie, in accordance with the joint venture agreement, and $4 million from proceeds from disposals of property, plant and equipment.

Financing activities

Cash used by financing activities was $43 million in the current quarter and $3 million in the prior year quarter.  Significant cash financing activities for the current quarter included repayments of long- and short-term debt of $23 million and $7 million, respectively, and cash dividends paid of $.175 per share, for a total of $14 million.  Financing activities for the current quarter also included cash inflows of $1 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.  Significant cash financing activities for the prior year quarter included repayments of long-term debt of $10 million and cash dividends paid of $.15 per share, for a total of $12 million.  These cash outflows were partially offset by proceeds from long- and short-term debt of $11 million and $6 million, respectively.  Financing activities for the prior year quarter also included cash inflows of $2 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash used by discontinued operations

The prior year quarter includes the results of operations of the Distribution business which amounted to net cash inflows of $7 million.  The remaining cash outflow fluctuations in each period related to other previously divested businesses and principally related to payment of asbestos and environmental liabilities.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow for the disclosed periods.

	Three months ended
	December 31
(In millions)	2011	2010
Cash flows used by operating activities from continuing operations	$(181)	$(38)
Adjustments:
Additions to property, plant and equipment	(44)	(22)
Cash dividends paid	(14)	(12)
ISP acquisition - change in control payment (a)	92	-
Free cash flows	$(147)	$(72)

(a)	Since payment was generated from investment activity, this amount has been included within this calculation.

At December 31, 2011, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,720 million, compared to $1,749 million at September 30, 2011.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $50 million at December 31, 2011 and $59 million at September 30, 2011.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 125% of current liabilities at December 31, 2011, compared to 128% at September 30, 2011.

The following summary reflects Ashland’s cash and unused borrowing capacity as of December 31, 2011 and September 30, 2011.

	December 31	September 30
(In millions)	2011	2011
Cash and investment securities
Cash and cash equivalents	$466	$737

Unused borrowing capacity
Revolving credit facility	$916	$914

Total borrowing capacity remaining under the $1.0 billion revolving credit facility was $916 million, representing a reduction of $84 million for letters of credit outstanding at December 31, 2011.  In total, Ashland’s available liquidity position, which includes cash and the revolving credit facility, was $1,382 million at December 31, 2011 as compared to $1,651 million at September 30, 2011.  In August 2011, Ashland increased the borrowing capacity under its revolving credit facility in conjunction with the ISP acquisition.  For further information see the “Key Developments” discussion within Management’s Discussion and Analysis.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital resources

Debt

The following summary reflects Ashland’s debt as of December 31, 2011 and September 30, 2011.

	December 31	September 30
(In millions)	2011	2011
Short-term debt	$76	$83
Long-term debt (including current portion)	3,728	3,749
Total debt	$3,804	$3,832

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

The current portion of long-term debt was $121 million at December 31, 2011 and $101 million at September 30, 2011.  Debt as a percent of capital employed was 48% at December 31, 2011 and at September 30, 2011.  At December 31, 2011 Ashland’s total debt had an outstanding principal balance of $3,978 million and discounts of $174 million.  The scheduled aggregate maturities of debt by year are as follows: $146 million remaining in 2012, $137 million in 2013, $176 million in 2014, $172 million in 2015, $1,064 million in 2016 and $664 million in 2017.

Based on Ashland’s current debt structure included in Note I of Notes to Condensed Consolidated Financial Statements and the debt restructuring in conjunction with the closing of the ISP transaction on August 23, 2011, future annual interest expense is expected to range from approximately $220 million to $230 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.

Covenant restrictions

The Senior Credit Facility contains certain usual and customary representations, warranties, and usual and affirmative and negative covenants, including financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of December 31, 2011, Ashland is in compliance with all debt agreement covenants.

The maximum consolidated leverage ratios permitted under the Senior Credit Facility are as follows:  4.00 from December 31, 2011 through March 31, 2012, 3.75 as of June 30, 2012, 3.50 as of September 30, 2012, 3.00 from the period December 31, 2012 through September 30, 2013 and 2.75 as of December 31, 2013 and each quarter thereafter.

The Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA for any measurement period.  In general, the Senior Credit Facility defines consolidated EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness, and guaranties.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The permitted consolidated fixed charge coverage ratios under the Senior Credit Facility are 1.50 from December 31, 2011 through June 30, 2012, 1.75 as of September 30, 2012 and 2.00 as of December 31, 2012 and each quarter thereafter.

The Senior Credit Facility defines the consolidated fixed charge coverage ratio as the ratio of consolidated EBITDA less the aggregate amount of all cash capital expenditures to consolidated fixed charges for any measurement period.  In general consolidated fixed charges are defined as the sum of consolidated interest charges, the aggregate principal amount of all regularly scheduled principal payments and the aggregate amount of all restricted payments, which include any dividend or other distribution with respect to any capital stock or other equity interest.

At December 31, 2011, Ashland’s calculation of the consolidated leverage ratio was 3.0 compared to the maximum consolidated leverage ratio permitted under the Senior Credit Facility of 4.00.  At December 31, 2011, Ashland’s calculation of the fixed charge coverage ratio was 3.3 compared to the permitted minimum consolidated ratio under the Senior Credit Facility of 1.50.  Any change in consolidated EBITDA of $100 million would have an approximate .3x effect on the consolidated leverage ratio and a .4x effect on the fixed charge coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately .1x.

Ashland projects that cash flow from operations and other available financial resources such as cash on hand and revolving credit should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of its financing obligations.  These projections are based on various assumptions that include, but are not limited to: operational results, working capital cash generation, capital expenditures, pension funding requirements and tax payments and receipts.

Stockholders’ equity

Stockholders’ equity decreased $70 million since September 30, 2011 to $4,065 million at December 31, 2011.  This decrease was primarily due to deferred translation losses of $111 million, regular cash dividends of $14 million, unrealized losses on interest rate swaps of $5 million and a $1 million reduction in common shares issued under stock incentive and other plans partially offset by net income during the quarter of $61 million.

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

In May 2011, the Board of Directors of Ashland announced a quarterly cash dividend of 17.5 cents per share, 70 cents per share on an annual basis, to eligible shareholders of record.  This amount was paid for quarterly dividends in June, September and December 2011, and was an increase from the quarterly cash dividend of 15 cents per share paid during the first and second quarters of the prior year.  In conjunction with Ashland’s existing debt facilities, Ashland is subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, although Ashland does not anticipate that will occur.

Capital expenditures

Ashland is currently forecasting approximately $350 million of capital expenditures for 2012 funded primarily from operating cash flows.  Capital expenditures were $44 million for the three months ended December 31, 2011 and averaged $186 million during the last three years.  Under the Senior Credit Facility, Ashland is not subject to a capital expenditure limit.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three months ended December 31, 2011.

OUTLOOK

Ashland’s focus on product pricing contributed significant improvements during the current quarter in the gross profit margin and profitability despite a slight overall decline in volume.  Ashland expects overall volume trends to improve during fiscal 2012 from the current quarter’s levels.  Specialty Ingredients is expected to continue its overall growth as global capacity expansion plans are ongoing to meet strong customer demand.  Consumer Markets’ and Performance Materials’ volume levels should improve with seasonal demand, while Water Technologies is expected to be impacted by the overall economy as the business implements several actions to increase profitability.

Execution on the $90 million cost reduction programs continue to progress as $30 million of annualized run rate cost savings has been achieved through December with an additional $10 million expected by the end of the March 2012 quarter, effectively removing all stranded costs from the Distribution divestiture and the expanded Casting Solutions joint venture.  The remaining $50 million of cost reductions are expected to come from synergies related to the ISP acquisition, with the majority of these savings occurring by the end of fiscal 2012.  In addition, building liquidity remains a priority as Ashland expects to generate free cash flow during the remainder of 2012, in order to be in position to retire higher interest bearing debt during June of 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2011 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

(b)	During the three months ended December 31, 2011, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

For additional detailed information regarding liabilities arising from asbestos-related litigation, see Note L of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Environmental Proceedings

(1)   CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of December 31, 2011, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 92 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

 (2)   Hopewell, Virginia Clean Air Act Compliance Inspection – In April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act (CAA) compliance inspection by the USEPA and the VADEQ.  In April 2008, the results of the inspection were provided to Hercules.  The inspection uncovered areas of potential noncompliance with air emissions regulations.  In March 2011, Hercules received from the USEPA a proposed consent decree which included certain remedial actions and a proposed penalty assessment in excess of $100,000.  Hercules is engaged in negotiations with the USEPA and the VADEQ concerning this matter.  While it is reasonable to believe that this matter could potentially involve penalties exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

(3)   Hattiesburg, Mississippi Resource Conservation and Recovery Act Matter – In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a storm water retention basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource Conservation and Recovery Act.  Ashland has been working with the MDEQ to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  The MDEQ proposed a settlement penalty in excess of $100,000.  In May 2011, the USEPA issued an inspection report from a September 2010 inspection with allegations similar to those of the MDEQ and promulgated an information request.  While it is reasonable to believe that this matter will involve a penalty from the MDEQ and/or the USEPA exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

For additional information regarding environmental matters and reserves, see Note L of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

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

ITEM 1A.  RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Income for the three months ended December 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2011; (iii) Statements of Consolidated Stockholders’ Equity at December 31, 2011; (iv) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2011 and December 31, 2010; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)

January 30, 2012	/s/Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**Submitted electronically with this report.