Form 10-Q
period 2012-06-30
ASHLAND INC.
filed 2012-07-31
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At June 30, 2012, there were 78,542,152 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2012	2011	2012	2011
SALES	$2,141	$1,667	$6,149	$4,656

COSTS AND EXPENSES
Cost of sales (a) (b)	1,514	1,233	4,426	3,362
Selling, general and administrative expense (b) (c)	349	301	1,092	778
Research and development expense	30	19	91	58
	1,893	1,553	5,609	4,198
EQUITY AND OTHER INCOME	15	15	46	42

OPERATING INCOME	263	129	586	500
Net interest and other financing expense	(53)	(22)	(166)	(88)
Net gain (loss) on acquisitions and divestitures	5	(1)	2	20
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	215	106	422	432
Income tax expense - Note J	55	31	112	104
INCOME FROM CONTINUING OPERATIONS	160	75	310	328
(Loss) income from discontinued operations (net of
income taxes) - Note D (d)	(9)	18	(10)	349
NET INCOME	$151	$93	$300	$677

BASIC EARNINGS PER SHARE - Note M
Income from continuing operations	$2.04	$.96	$3.97	$4.18
(Loss) income from discontinued operations	(.11)	.24	(.13)	4.43
Net income	$1.93	$1.20	$3.84	$8.61

DILUTED EARNINGS PER SHARE - Note M
Income from continuing operations	$2.00	$.94	$3.90	$4.10
(Loss) income from discontinued operations	(.10)	.23	(.13)	4.34
Net income	$1.90	$1.17	$3.77	$8.44

DIVIDENDS PAID PER COMMON SHARE	$.225	$.175	$.575	$.475

(a)
Includes a noncash charge of $28 million for the nine months ended June 30, 2012 related to the fair value assessment of inventory acquired from International Specialty Products Inc. at the date of acquisition.

(b)
The nine months ended June 30, 2011 include $120 million of income ($37 million and $83 million recognized within the cost of sales and selling, general and administrative expense captions, respectively) related to the actuarial gain on pension and postretirement benefit plans, due to a required plan remeasurement from the Distribution sale, which is further discussed in note (d).

(c)
The three and nine months ended June 30, 2012 include charges of $3 million and $69 million, respectively, related to certain company wide restructuring and integration activities related to recent business realignments through acquisitions, divestitures and joint venture arrangements.

(d)
Includes income of $68 million for the nine months ended June 30, 2011 related to direct results of the Distribution business that was divested on March 31, 2011.  Due to the sale qualifying for discontinued operation treatment, the direct results of this business have been presented within this caption.  In addition, the nine months ended June 30, 2011 include an after-tax gain of $256 million on the sale of the Distribution business.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
(In millions - unaudited)	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$597	$737
Accounts receivable (a)	1,474	1,482
Inventories - Note G	1,034	925
Deferred income taxes	176	163
Other assets	72	80
	3,353	3,387
NONCURRENT ASSETS
Goodwill - Note H	3,246	3,291
Intangibles - Note H	2,015	2,134
Asbestos insurance receivable (noncurrent portion) - Note L	452	448
Equity and other unconsolidated investments	199	193
Other assets	579	599
	6,491	6,665
PROPERTY, PLANT AND EQUIPMENT
Cost	4,319	4,306
Accumulated depreciation and amortization	(1,565)	(1,392)
	2,754	2,914
TOTAL ASSETS	$12,598	$12,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt - Note I	$45	$83
Current portion of long-term debt - Note I	109	101
Trade and other payables	908	911
Accrued expenses and other liabilities	560	644
	1,622	1,739
NONCURRENT LIABILITIES
Long-term debt (noncurrent portion) - Note I	3,567	3,648
Employee benefit obligations - Note K	1,418	1,566
Asbestos litigation reserve (noncurrent portion) - Note L	783	783
Deferred income taxes	400	404
Other liabilities	642	691
	6,810	7,092

STOCKHOLDERS’ EQUITY	4,166	4,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,598	$12,966

(a)	Accounts receivable includes an allowance for doubtful accounts of $27 million and $37 million at June 30, 2012 and September 30, 2011, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	(a)	Total
BALANCE AT SEPTEMBER 30, 2011	$1	$627	$3,200	$307		$4,135
Total comprehensive income (loss) (b)			300	(238)		62
Dividend on common stock, $.575 per share			(45)			(45)
Common shares issued under stock
incentive and other plans (c)		14				14
BALANCE AT JUNE 30, 2012	$1	$641	$3,455	$69		$4,166

(a)
At June 30, 2012, the after-tax accumulated other comprehensive income of $69 million was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $61 million, net unrealized translation gains of $40 million, and net unrealized losses on interest rate hedges of $32 million.

(b)	Reconciliations of net income to total comprehensive income (loss) follow.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2012	2011	2012	2011
Net income	$151	$93	$300	$677
Unrealized translation gain (loss), net of tax	(190)	65	(217)	179
Pension and postretirement obligation adjustment, net of tax	(1)	—	(1)	5
Net unrealized loss on interest rate hedges, net of tax	(14)	—	(20)	—
Total comprehensive income (loss)	$(54)	$158	$62	$861

(c)	Common shares issued were 456,603 for the nine months ended June 30, 2012.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2012	2011
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$300	$677
Loss (income) from discontinued operations (net of income taxes)	10	(349)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	320	211
Debt issuance cost amortization	18	22
Deferred income taxes	(2)	16
Equity income from affiliates	(24)	(15)
Distributions from equity affiliates	3	4
Gain from sale of property and equipment	(1)	(3)
Stock based compensation expense	19	13
Stock contributions to qualified savings plans	—	13
Net (gain) loss on acquisitions and divestitures	(4)	(20)
Inventory fair value adjustment related to ISP acquisition	28	—
Actuarial gain on pension and postretirement plans	—	(120)
Change in operating assets and liabilities (a)	(521)	(360)
	146	89
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(164)	(96)
Proceeds from disposal of property, plant and equipment	10	10
Purchase of operations - net of cash acquired	—	(7)
Proceeds from sale of available-for-sale securities	4	—
Proceeds from sale of operations or equity investments	41	44
	(109)	(49)
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	2	11
Repayment of long-term debt	(79)	(306)
Proceeds from/(repayment of) short-term debt	(38)	(10)
Repurchase of common stock	—	(71)
Cash dividends paid	(45)	(37)
Proceeds from exercise of stock options	2	3
Excess tax benefits related to share-based payments	5	3
	(153)	(407)
CASH (USED) PROVIDED BY CONTINUING OPERATIONS	(116)	(367)
Cash (used) provided by discontinued operations
Operating cash flows	(17)	7
Investing cash flows	(1)	979
Effect of currency exchange rate changes on cash and cash equivalents	(6)	9
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(140)	628
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	737	417
CASH AND CASH EQUIVALENTS - END OF PERIOD	$597	$1,045

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  Results of operations for the period ended June 30, 2012 are not necessarily indicative of results to be expected for the year ending September 30, 2012.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.
Ashland is composed of four reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients), which in previous periods prior to the acquisition of International Specialty Products Inc. had been named Functional Ingredients, Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidated Balance Sheet on an annual basis and amortized the gains and losses into operating results over the average future service period of active employees within the related plans.  Ashland has elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a year.  The remaining components of pension and other postretirement benefits expense are recorded on a quarterly basis.  While Ashland’s historical policy of recognizing pension and other postretirement benefit expense is acceptable under U.S. GAAP, Ashland believes that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results.  This change will also improve transparency within Ashland’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred.  This change in accounting policy has been applied retrospectively, adjusting all prior periods presented.
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
The effect of the accounting policy changes on the previously reported results for the three and nine months ended June 30, 2011 resulted in increases in net income of $6 million and $150 million, respectively, and increases in diluted earnings per share from net income of $0.08 and $1.87, respectively.
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
NOTE B – ACQUISITIONS
International Specialty Products Inc. (ISP)
Background and financing
On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve month period ended September 30, 2011.  The purchase price was an all cash transaction, reduced by the amount of ISP’s net indebtedness at closing.  Ashland has included ISP within the Specialty Ingredients reportable segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve month period ended September 30, 2011, which has been included within the Performance Materials reportable segment.  The acquisition was recorded by Ashland using the

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS (continued)

acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values.
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
Purchase price allocation
The all-cash purchase price of ISP was $2,179 million.  The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition.

At
Purchase price allocation (in millions)	August 23, 2011
Assets:
Cash	$186
Accounts receivable	286
Inventory	381
Other current assets	51
Intangible assets	1,101
Goodwill	1,237
Property, plant and equipment	1,137
Other noncurrent assets	85
Liabilities:
Accounts payable	(175)
Accrued expenses	(209)
Debt	(1,196)
Deferred tax - net	(570)
Employee benefit obligations	(72)
Other noncurrent liabilities	(63)
Total purchase price	$2,179

As of June 30, 2012, certain aspects of the initial purchase price allocation for the acquisition were subject to completion, primarily related to in-process research and development (IPR&D) and income tax items.  Adjustments to the current fair value estimates of these items may occur as the process conducted for various valuations and assessments is finalized.  Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.
Intangible assets identified
Ashland initially identified $135 million of IPR&D projects within the acquired ISP business that, as of the date of acquisition, had not been established in the market place.  These projects consist of various enhancements of existing products or new potential applications for products.  Ashland used various valuation models based on discounted probable future cash flows on a project-by-project basis in identifying 23 projects as distinct assets.  A strategic assessment and an evaluation of these projects is currently ongoing and is estimated to be finalized during the September 2012 quarter. With the adoption of ASC Topic 805, “Business Combinations,” on October 1, 2009, identified IPR&D acquired in a business combination is capitalized and

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS (continued)

tested for impairment annually and when events and circumstances indicate an impairment may have occurred.  As such, these assets have and will continue to be subjected to future impairment or amortization as the individual projects continue through the various stages of the feasibility assessment process.
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
NOTE C– DIVESTITURES
Synlubes business divestiture
In January 2012, Ashland completed the sale of its aviation and refrigerant lubricants business, a polyol/ester-based synlubes (Synlubes) business previously included within the Water Technologies business segment to Monument Chemical Inc., a Heritage Group Company.  Annual sales of the business were approximately $50 million.  Total net assets related to this business totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The transaction resulted in a pretax loss of less than $1 million recognized during the nine months ended June 30, 2012.
PVAc business divestiture
In January 2012, Ashland completed the sale of its polyvinyl acetate homopolymer and copolymer (PVAc) business previously included within the Performance Materials business segment to Celanese Corporation.  Annual sales of the business were approximately $45 million.  Total net assets related to this business totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The sale included the transfer of the PVAc business, inventory and related technology, but did not include any real estate or manufacturing facilities.  Ashland’s PVAc business included two brands, Flexbond™ and Vinac™ emulsions.  To support the transition, the products will be temporarily toll manufactured by Ashland for Celanese Corporation.  The transaction resulted in a pretax gain of $2 million recognized during the nine months ended June 30, 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C– DIVESTITURES (continued)

Ashland Distribution
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $256 million during the nine months ended June 30, 2011.  Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  During the year following the sale of Distribution, certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that did not qualify for discontinued operations accounting classification were $11 million for the three months ended June 30, 2011, and $5 million and $26 million for the nine months ended June 30, 2012 and 2011, respectively.
Ashland has retained and agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  The ongoing effects of the pension and postretirement plans for former Distribution employees are reported within the Unallocated and other section of continuing operations for segment reporting purposes.
As part of this sale, Ashland is receiving transition service fees for ongoing administrative and other services being provided to Nexeo.  Ashland recognized transition service fees of $6 million and $22 million during the three and nine months ended June 30, 2012, respectively, and $9 million during the three and nine months ended June 30, 2011, which offset costs of providing transition services and are classified within the selling, general and administrative expense caption of the Statements of Consolidated Income.  While the transition service agreements vary in duration depending upon the type of service provided, Ashland will continue to implement cost reductions as the transition services are phased out.
Casting Solutions Joint Venture
In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded 50/50 global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Upon formation of the expanded global joint venture, Ashland used valuation methodologies for certain contributions that primarily consisted of various discounted cash flow models in recording its equity interest at approximately$120 million.  This investment basis was based on the fair value of the net assets of the Casting Solutions business group as well as the carrying value of Ashland’s 50% equity interest in ASK.
Upon deconsolidation of the Casting Solutions business group, Ashland recognized a pretax gain of $23 million during the nine months ended June 30, 2011.  The gain was attributable to the fair market value of the net assets contributed to the joint venture exceeding the related carrying values.  For the majority of the valuation of the Casting Solutions assets and liabilities, Ashland utilized the discounted cash flow method; however, the adjusted book value method was also used in some areas of the valuation.  The gain was included in the net gain on acquisitions and divestitures caption in the Statements of Consolidated Income.  The values of assets and liabilities contributed on the closing date of the transaction by Ashland to the expanded global joint venture, excluding equity interests, were as follows:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C– DIVESTITURES (continued)

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
NOTE D – DISCONTINUED OPERATIONS
As previously described in Note C, on March 31, 2011 Ashland completed the sale of substantially all of the assets and certain liabilities of Distribution.  Ashland has determined that this sale qualifies as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  As a result, operating results and cash flows related to Distribution have been reflected as discontinued operations in the Statement of Consolidated Income and Statement of Condensed Consolidated Cash Flows.  Sales recognized for the six month period Distribution was still owned by Ashland during the nine months ended June 30, 2011 were $1,868 million.  The results of operations for the nine months ended June 30, 2011 are included in the table below.  Ashland has made subsequent adjustments to the gain on sale of Distribution, primarily relating to the tax effects of the sale, during the nine months ended June 30, 2012.
Ashland’s divestiture of Ashland Paving And Construction (APAC) during 2006 qualified as a discontinued operation.  As a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Condensed Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during the nine month period ended June 30, 2011.  Such adjustments to these and other divested businesses may continue to occur in future periods and are reflected in the period they are determined and recorded in the discontinued operations caption in the Statements of Consolidated Income.
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
Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2012 and 2011.

	Three months ended June 30		Nine months ended June 30
(In millions)	2012	2011	2012	2011
Income (loss) from discontinued operations (net of tax)
Distribution (a)	$(2)	$(2)	$(5)	$68
Asbestos-related litigation reserves and receivables	(7)	18	(1)	19
Electronic chemicals	—	2	—	2
Gain (loss) on disposal of discontinued operations (net of tax)
Distribution (a)	—	—	(4)	256
APAC	—	—	—	4
Total (loss) income from discontinued operations (net of tax)	$(9)	$18	$(10)	$349

(a)	For the three and nine months ended June 30, 2011, the pretax income reported for Distribution was expense of $6 million and income of $452 million, respectively.
NOTE E – RESTRUCTURING ACTIVITIES
Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
Severance costs
During 2011, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to the expanded global joint venture with Süd-Chemie.  In addition, Ashland is currently taking action to integrate ISP subsequent to its purchase in August 2011.  As a first step to address cost reduction opportunities resulting from these transactions, Ashland announced a voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, ultimately resulting in 150 employees being formally approved for the VSO.  An involuntary program was also initiated as a further step to capture targeted savings levels from these transactions and other business cost saving initiatives.  The VSO and involuntary program resulted in a severance charge of $34 million during the September 2011 quarter.  The involuntary program continued during 2012 and resulted in an expense of $21 million being recognized within the selling, general and administrative expense caption during the nine months ended June 30, 2012.  Additional charges related to the involuntary program may be incurred in subsequent periods from ongoing efforts to maximize operational efficiencies as a result of these transactions.  As of June 30, 2012, the restructuring reserve for these programs totaled $37 million.
As of June 30, 2012 and 2011, the remaining $2 million and $12 million, respectively, in restructuring reserves for previously announced programs consisted of severance payments from the 2009 Hercules Integration Plan, which resulted in 12 permanent facility closings and a reduction in the global workforce of over 2,000 employees from 2008 through 2010 and the 2010 Performance Materials restructuring, which consisted of several plant closings and an operational redesign to eliminate excess capacity.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – RESTRUCTURING ACTIVITIES (continued)

Facility costs
During the March 2012 quarter, Ashland incurred a $20 million lease abandonment charge related to its exit from an office facility that was retained as part of the Hercules acquisition.  The costs related to the reserve will be paid over the remaining lease term through May 2016.  Also during the March 2012 quarter, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility in China.  This project abandonment resulted in a $16 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption during the nine months ended June 30, 2012.
The following table details, as of June 30, 2012 and 2011, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves for the nine months ended June 30, 2012 and 2011.  The severance reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet while facility costs reserves are primarily within other noncurrent liabilities.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2011	$45	$—	$45
Restructuring reserve	21	20	41
Utilization (cash paid or otherwise settled)	(27)	(2)	(29)
Balance at June 30, 2012	$39	$18	$57

Balance as of September 30, 2010	$26	$—	$26
Restructuring reserve	(1)	—	(1)
Utilization (cash paid or otherwise settled)	(13)	—	(13)
Balance at June 30, 2011	$12	$—	$12
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
The following table summarizes financial asset instruments subject to recurring fair value measurements as of June 30, 2012.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$597	$597	$597	$—	$—
Auction rate securities	6	6	—	—	6
Deferred compensation investments (a)	176	176	59	117	—
Investments of captive insurance company (a)	2	2	2	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$782	$782	$658	$118	$6

Liabilities
Interest rate swap derivatives (b)	$53	$53	$—	$53	$—
Foreign currency derivatives	1	1	—	1	—
Total liabilities at fair value	$54	$54	$—	$54	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

(b)	Included in accrued expense and other liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. See further discussion below on the interest rate swap liabilities.
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$737	$737	$737	$—	$—
Auction rate securities	10	10	—	—	10
Deferred compensation investments (a)	185	185	76	109	—
Investments of captive insurance company (a)	2	2	2	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$935	$935	$815	$110	$10

Liabilities
Interest rate swap derivatives (b)	$20	$20	$—	$20	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

(b)	Included in accrued expense and other liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. See further discussion below on the interest rate swap liabilities.
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
Ashland contracts with counter-parties to buy and sell foreign currencies to offset the impact of exchange rate changes on transactions denominated in non-functional currencies, including short-term inter-company loans.  These contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The following table summarizes the gains and losses recognized during the three and nine months ended June 30, 2012 and 2011 within the Statement of Consolidated Income.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2012	2011	2012	2011
Foreign currency derivative gain (loss)	$—	$—	$3	$—
The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2012 and September 30, 2011 included in other current assets and trade and other payables of the Condensed Consolidated Balance Sheet.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

	June 30	September 30
(In millions)	2012	2011
Foreign currency derivative assets	$1	$1
Notional contract values	59	62

Foreign currency derivative liabilities (a)	$1	$—
Notional contract values	46	35

(a)	Fair values of liabilities of $0 denote values less than $1 million.
Interest rate hedges
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the ISP acquisition.  As of June 30, 2012, the total notional values of interest rate swaps related to term loans A and B equaled $1.4 billion and $650 million, respectively, whereas the total notional values were $1.5 billion and $650 million, respectively, at September 30, 2011.  These instruments qualify for hedge accounting treatment and are designated as cash flow hedges whereby Ashland records these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  There was no hedge ineffectiveness with these instruments during the three and nine months ended June 30, 2012.
The fair value of Ashland’s interest rate swap assets and liabilities are calculated using standard pricing models.  These models utilize inputs derived from observable market data such as interest rate spot rates and forward rates, and are deemed to be Level 2 measurements within the fair value hierarchy.  Counterparties to these interest rate swap agreements are highly rated financial institutions which Ashland believes carry only a minimal risk of nonperformance.  The following table summarizes the fair values of the outstanding interest rate swap instruments as of June 30, 2012 and September 30, 2011.

		June 30	September 30
(In millions)	Consolidated balance sheet caption	2012	2011
Interest rate swap liabilities	Accrued expenses and other liabilities	$16	$17
Interest rate swap liabilities	Other noncurrent liabilities	37	3
The following table summarizes the unrealized loss on interest rate hedges recognized in AOCI during the three and nine months ended June 30, 2012, as well as the loss reclassified from AOCI to the Statement of Consolidated Income during the three and nine months ended June 30, 2012.  The loss reclassified to the Statement of Consolidated Income was recorded in the net interest and other financing expense caption.

	Three months ended	Nine months ended
(In millions)	June 30, 2012	June 30, 2012
Change in unrealized loss in AOCI	$29	$49
Loss reclassified from AOCI to income	6	16
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

Other financial instruments
At June 30, 2012 and September 30, 2011, Ashland’s long-term debt had a carrying value of $3,676 million and $3,749 million, respectively, compared to a fair value of $3,765 million and $3,953 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, and are deemed to be Level 2 measurements within the fair value hierarchy.
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

	June 30	September 30
(In millions)	2012	2011
Finished products	$687	$620
Raw materials, supplies and work in process	408	364
LIFO reserve	(61)	(59)
	$1,034	$925
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
The following is a progression of goodwill by segment for the period ended June 30, 2012.

	Specialty	Water	Performance	Consumer
(In millions)	Ingredients	Technologies	Materials	Markets	Total
Balance at September 30, 2011	$2,092	$676	$357	$166	$3,291
Acquisitions (a)	50	—	3	—	53
Divestitures (b)	—	(6)	(5)	—	(11)
Currency translation adjustment	(46)	(27)	(14)	—	(87)
Balance at June 30, 2012	$2,096	$643	$341	$166	$3,246

(a)	The adjustment primarily relates to updates to the post-closing adjustments from the ISP acquisition.

(b)	The reductions to goodwill primarily resulted from Ashland's sale of its Synlubes and PVAc businesses .
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
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $598 million and $599 million as of June 30, 2012 and September 30, 2011, respectively.  The $1 million decrease in indefinite-lived intangible assets relates to a trademark that was included as part of Ashland’s sale of its PVAc business.
In accordance with U.S. GAAP, Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  In conjunction with the July 1, 2011 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment.  Intangible assets were comprised of the following as of June 30, 2012 and September 30, 2011.

	June 30, 2012
	Gross carrying	Accumulated	Net carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$535	$(37)	$498
Intellectual property	841	(124)	717
Customer relationships	823	(158)	665
IPR&D	135	—	135
Other intangibles	35	(35)	—
Total intangible assets	$2,369	$(354)	$2,015

	September 30, 2011
	Gross carrying	Accumulated	Net carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$536	$(31)	$505
Intellectual property	848	(87)	761
Customer relationships	846	(116)	730
IPR&D	135	—	135
Other intangibles	35	(32)	3
Total intangible assets	$2,400	$(266)	$2,134
Amortization expense recognized on intangible assets was $29 million and $18 million for the three months ended June 30, 2012 and 2011, respectively and $88 million and $52 million for the nine months ended June 30, 2012 and 2011, respectively, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.  Estimated amortization expense for future periods is $117 million in 2012 (includes nine months actual and three months estimated), $114 million in 2013, $113 million in 2014, $112 million in 2015 and $109 million in 2016.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT
The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2012	2011
Term Loan A, due 2016 (a)	$1,444	$1,500
Term Loan B, due 2018 (a)	1,389	1,400
9.125% notes, due 2017	634	633
6.50% junior subordinated notes, due 2029 (b)	129	128
6.60% notes, due 2027 (b)	12	12
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at June 30, 2012 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	20	20
Hercules Nanjing - term notes, due 2013	24	35
Other international loans, interest at a weighted-average
rate of 7.1% at June 30, 2012 (2.2% to 11.8%)	45	81
Other	3	2
Total debt	3,721	3,832
Short-term debt	(45)	(83)
Current portion of long-term debt	(109)	(101)
Long-term debt (less current portion)	$3,567	$3,648

(a)Senior credit facilities.
(b)Retained instrument from the Hercules acquisition.
The scheduled aggregate maturities of debt by year are as follows:  $40 million remaining in 2012, $156 million in 2013, $176 million in 2014, $173 million in 2015, $1,064 million in 2016 and $664 million in 2017.  Total borrowing capacity remaining under the $1.0 billion revolving credit facility was $905 million, representing a reduction of $95 million for letters of credit outstanding at June 30, 2012.
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
Covenant restrictions
The Senior Credit Facility (Term Loan A, Term Loan B and revolving credit facility) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of June 30, 2012, Ashland is in compliance with all debt agreement covenants.
Financial covenants
The maximum consolidated leverage ratios permitted under the Senior Credit Facility are as follows:  3.75 as of June 30, 2012, 3.50 as of September 30, 2012, 3.00 from the period December 31, 2012 through September 30, 2013 and 2.75 as of December 31, 2013 and each quarter thereafter.  At June 30, 2012, Ashland’s calculation of the consolidated leverage ratio was 2.8 compared to the maximum consolidated leverage ratio permitted under the Senior Credit Facility of 3.75.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)
The minimum required consolidated fixed charge coverage ratios under the Senior Credit Facility are 1.50 as of June 30, 2012, 1.75 as of September 30, 2012 and 2.00 as of December 31, 2012 and each quarter thereafter.  At June 30, 2012, Ashland’s calculation of the fixed charge coverage ratio was 2.5 compared to the minimum required consolidated ratio of 1.50.
NOTE J – INCOME TAXES
Current fiscal year
Ashland’s effective tax rate is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 25.6% for the three months ended June 30, 2012 and includes net discrete tax benefit adjustments of $5 million primarily related to the release of a valuation allowance, adjustments to uncertain tax positions and foreign return to provision adjustments.
The overall effective tax rate of 26.5% for the nine months ended June 30, 2012 includes certain discrete items such as the current quarter discrete items discussed previously, as well as two tax benefits of $7 million and $10 million, respectively, for the $21 million severance and restructuring charge and the $28 million fair value assessment of inventory charge recorded during the current period.
Prior fiscal year
The overall effective tax rate was 29.2% for the three months ended June 30, 2011 and did not include any significant discrete items.
The overall effective tax rate of 24.1% for the nine months ended June 30, 2011 includes certain discrete items that had a significant impact to the rate, such as the tax benefit for state deferred tax asset valuation allowance releases (net of uncertain tax position reserves) of $45 million and tax expense of $6 million for additional taxes associated with the then expected repatriation of proceeds generated from the sale of Distribution. Ashland determined that there was sufficient evidence to reverse the state tax valuation allowances during the March 2011 quarter based on the cumulative effect of the gain on the sale of Distribution, reduced interest expense and forecasted future operating results. In addition, this period included a $15 million tax expense from the gain associated with the fair market value of the Casting Solutions contribution and a $4 million tax benefit associated with research and development tax credits for the 2010 fiscal year.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2012.

(In millions)
Balance at October 1, 2011	$160
Increases related to positions taken on items from prior years	9
Decreases related to positions taken on items from prior years	(29)
Increases related to positions taken in the current year	5
Lapse of the statute of limitations	(2)
Balance at June 30, 2012	$143
Ashland expects to settle one or more audits in the next twelve months that will result in a decrease in the amount of accrual for uncertain tax positions of up to $25 million. For the remaining balance as of June 30, 2012, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (continued)

positions, or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.
NOTE K – EMPLOYEE BENEFIT PLANS
As discussed in Notes A and P, Ashland elected during 2011 to change its method of recognizing actuarial gains and losses for its defined benefit pension and postretirement benefit plans.  This accounting change was applied retrospectively, adjusting all prior periods presented.
For the nine months ended June 30, 2012, Ashland contributed $110 million to its U.S. benefit plans and $22 million to its non-U.S. benefit plans.  Ashland expects to make additional contributions to U.S. plans of approximately $31 million and to the non-U.S. plans of $7 million during the remainder of 2012.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2012	2011	2012	2011
Three months ended June 30
Service cost	$9	$5	$1	$—
Interest cost	51	52	2	4
Curtailment	(1)	—	—	—
Expected return on plan assets	(56)	(57)	—	—
Amortization of prior service credit	—	—	(3)	(1)
Actuarial gain	—	—	—	—
	$3	$—	$—	$3
Nine months ended June 30
Service cost	$28	$30	$2	$3
Interest cost	149	150	9	12
Curtailment	(1)	(19)	—	(25)
Expected return on plan assets	(170)	(169)	—	—
Amortization of prior service credit	(1)	(1)	(10)	(4)
Actuarial gain	—	(135)	—	(16)
	$5	$(144)	$1	$(30)
The Distribution divestiture resulted in a curtailment gain of $44 million, which was recognized as part of the $256 million gain on the sale of Distribution recorded within the discontinued operations caption of the Statements of Consolidated Income for the nine months ended June 30, 2011.  As a result of the curtailment, Ashland was required to remeasure its obligations for the pension and postretirement benefit plans based on updated actuarial assumptions.  This remeasurement resulted in an actuarial gain of $151 million, of which $31 million was recorded within the discontinued operations caption of the Statements of Consolidated Income for the nine months ended June 30, 2011.
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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2012	2011	2011	2010	2009
Open claims - beginning of period	72	83	83	100	115
New claims filed	2	2	2	2	2
Claims settled	(1)	(1)	(1)	(1)	(1)
Claims dismissed	(4)	(9)	(12)	(18)	(16)
Open claims - end of period	69	75	72	83	100
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2012 quarter, it was determined that the liability for asbestos claims should be increased by $11 million.  Total reserves for asbestos claims were $529 million at June 30, 2012 compared to $543 million at September 30, 2011.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2012	2011	2011	2010	2009
Asbestos reserve - beginning of period	$543	$537	$537	$543	$572
Reserve adjustment	11	41	41	28	5
Amounts paid	(25)	(28)	(35)	(34)	(34)
Asbestos reserve - end of period	$529	$550	$543	$537	$543
Ashland asbestos-related receivables
Ashland has insurance coverage for most of the litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide most of the coverage currently being accessed.  As a result, increases in the asbestos reserve have been largely offset by probable insurance recoveries.  The amounts not recoverable generally are due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland’s insurance coverage.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 69% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 84% have a credit rating of B+ or higher by A. M. Best, as of June 30, 2012.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.
During 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Condensed Consolidated Balance Sheet, which had a $9 million (after-tax) effect on the Statement of Consolidated Income within the discontinued operations caption.  During the nine months ended June 2012, Ashland received $7 million in cash after reaching a settlement with certain insolvent London market insurance companies.  The cash received from this settlement during the current period was recognized as an after-tax gain of $6 million within discontinued operations of the Statement of Consolidated Income since Ashland’s policy is to not record asbestos receivables for any carriers that are insolvent.  In addition, Ashland had agreed to arbitrate a dispute regarding whether there is a significant deductible in the London market companies’ policies in three policy periods that must be satisfied before the policies begin providing coverage for Riley Stoker asbestos claims.  The London market companies had contended that Ashland must bear certain self-insured retentions in respect of Riley Stoker asbestos liabilities before the London coverage attaches in these three years, and Ashland disputed that such self-insured retentions must be satisfied.  The parties conducted an arbitration hearing on this dispute in June 2011, and a decision was rendered by the arbitrator in October 2011 that essentially supported Ashland’s previously stated position on these claims.
At June 30, 2012, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $426 million, of which $54 million relates to costs previously paid.  Receivables from insurers amounted to $431 million at September 30, 2011.  During the June 2012 quarter, the annual update of the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was completed.  This model update resulted in an additional $19 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2012	2011	2011	2010	2009
Insurance receivable - beginning of period	$431	$421	$421	$422	$458
Receivable adjustment	19	42	42	36	8
Amounts collected	(24)	(29)	(32)	(37)	(44)
Insurance receivable - end of period	$426	$434	$431	$421	$422
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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2012	2011	2011	2010	2009	(a)
Open claims - beginning of period	21	20	20	21	27
New claims filed	—	2	2	—	1
Claims dismissed	—	—	(1)	(1)	(7)
Open claims - end of period	21	22	21	20	21

(a)	Beginning of period represents acquisition date of November 13, 2008.
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2012 quarter, it was determined that the liability for Hercules asbestos related claims should be increased by $30 million.  Total reserves for asbestos claims were $326 million at June 30, 2012 compared to $311 million at September 30, 2011.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2012	2011	2011	2010	2009	(a)
Asbestos reserve - beginning of period	$311	$375	$375	$484	$233
Reserve adjustment (b)	30	(48)	(48)	(93)	261
Amounts paid	(15)	(12)	(16)	(16)	(10)
Asbestos reserve - end of period	$326	$315	$311	$375	$484

(a)	Beginning of period represents acquisition date of November 13, 2008.

(b)	Includes purchase accounting adjustments recorded during 2010 and 2009 as part of purchase price allocations for the Hercules acquisition.
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers, of which approximately 97% have a credit rating of B+ or higher by A. M. Best, as of June 30, 2012.
As of June 30, 2012 and September 30, 2011, the receivables from insurers amounted to $56 million and $48 million, respectively.  As previously mentioned, during the June 2012 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update caused a $9 million increase in the receivable for probable insurance recoveries.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2012	2011	2011	2010	2009	(a)
Insurance receivable - beginning of period	$48	$68	$68	$118	$35
Receivable adjustment (b)	9	(20)	(20)	(50)	83
Amounts collected	(1)	—	—	—	—
Insurance receivable - end of period	$56	$48	$48	$68	$118

(a)	Beginning of period represents acquisition date of November 13, 2008.

(b)	Includes purchase accounting adjustments recorded during 2010 and 2009 as part of purchase price allocations for the Hercules acquisition.
Asbestos litigation cost projection
Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $830 million for the Ashland asbestos-related litigation and approximately $500 million for the Hercules asbestos-related litigation (or approximately $1.3 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2012, such locations included 80 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 148 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC in 2005) and about 1,225 service station properties, of which 87 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $239 million at June 30, 2012 compared to $246 million at September 30, 2011, of which $197 million at June 30, 2012 and $204 million at September 30, 2011 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the nine months ended June 30, 2012 and 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Nine months ended June 30
(In millions)	2012	2011
Reserve - beginning of period	$246	$207
Disbursements, net of cost recoveries	(29)	(28)
Foreign currency translation	(1)	1
Revised obligation estimates and accretion	23	34
Reserve - end of period	$239	$214
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At June 30, 2012 and September 30, 2011, Ashland’s recorded receivable for these probable insurance recoveries was $26 million and $33 million, respectively.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Income are presented in the following table for the three and nine months ended June 30, 2012 and 2011.

	Three months ended June 30		Nine months ended June 30
(In millions)	2012	2011	2012	2011
Environmental expense	$12	$24	$20	$31
Accretion	1	1	3	3
Legal expense	1	1	2	3
Total expense	14	26	25	37

Insurance receivable	(2)	(14)	(5)	(15)
Total expense, net of receivable activity (a)	$12	$12	$20	$22

(a)
Net expense of $5 million and $8 million for the three and nine months ended June 30, 2012, respectively, and $6 million and $7 million for the three and nine months ended June 30, 2011, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which the environmental liabilities were retained by Ashland.  These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $450 million.  No individual remediation location is material, as the largest reserve for any site is 10% or less of the remediation reserve.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2012 and September 30, 2011.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2012.
NOTE M – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants (assumed as part of the Hercules acquisition) available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.6 million as of June 30, 2012 compared to 1.0 million at June 30, 2011, respectively.  Earnings per share are reported under the treasury stock method.  While certain non-vested stock awards granted prior to January 2010 qualify as participating securities, the effect on earnings per share calculated under the two class method is not significant.

	Three months ended June 30		Nine months ended June 30
(In millions except per share data)	2012	2011	2012	2011
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$160	$75	$310	$328
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	78	78	78	78
Share based awards convertible to common shares	2	2	2	2
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	80	80	80	80

EPS from continuing operations
Basic	$2.04	$0.96	$3.97	$4.18
Diluted	$2.00	$0.94	$3.90	$4.10
NOTE N - CAPITAL STOCK
In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland purchased common shares through a $200 million 10b5-1 automatic trading plan.  Effective May 31, 2011, as a result of the announcement of the ISP acquisition, Ashland terminated the 10b5-1 automatic trading program.  Purchases under the plan amounted to $71 million, or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.  During the three and nine months ended June 30, 2012, Ashland did not execute any share repurchases.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – CAPITAL STOCK (continued)

During the June 2012 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 22.5 cents per share to eligible shareholders of record. This amount was an increase from the quarterly cash dividend of 17.5 cents per share paid during the first and second quarters of fiscal 2012.  During the prior year, a quarterly cash dividend of 15 cents per share was paid for the first and second quarter, while 17.5 cents per share was paid for the third quarter.
NOTE O – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $7 million and $4 million for the three months ended June 30, 2012 and 2011, respectively, and $19 million and $13 million for the nine months ended June 30, 2012 and 2011, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Income.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse essentially ten years after the date of grant.  SARs granted for the nine months ended June 30, 2012 and 2011 were 0.7 million and 0.6 million, respectively. There were 14,300 SARs granted during the three months ended June 30, 2012 and none for the three months ended June 30, 2011.  As of June 30, 2012, there was $17 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.0 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares.  Cash dividends are paid on nonvested stock awards granted prior to January 2010, while dividends on subsequent nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Since January 2010 these instruments have been designated as non-participating securities under U.S. GAAP.  Nonvested stock awards granted for the three and nine months ended June 30, 2012 were 1,000 and 11,500, respectively, and 1,000 and 13,100, respectively, for the three and nine months ended June 30, 2011.  As of June 30, 2012, there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.1 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups.  Awards are granted annually, with each award covering a three-year performance cycle.  Each

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK INCENTIVE PLANS (continued)

performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer groups and/or internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the nine months ended June 30, 2012 and 2011 were 0.2 million and none were granted during the three month periods ended June 30, 2012 and 2011.  As of June 30, 2012, there was $11 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.0 years.
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
Consumer Markets is a leading innovator, marketer and supplier of high-performing lubricants, automotive chemicals and appearance products, including those marketed under the Valvoline™ brands, and is an operator and franchisor of Valvoline Instant Oil Change™ centers.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

Segment results
The following table presents for each segment the net sales and operating income for the three and nine months ended June 30, 2012 and 2011.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland occasionally modifies its expense allocation methodologies to the reportable segments as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis, while significant changes are applied on a retrospective basis.  The unallocated and other caption includes pension and postretirement expenses (excluding service costs) as well as certain specific company-wide restructuring activities that were significant, such as the restructuring plans described in Note E, and other costs or adjustments that relate to former businesses that Ashland no longer operates, including the Distribution business.
Change in expense allocation for pension and other postretirement benefit plans
As discussed in Notes A and K, Ashland elected during 2011 to change its method of recognizing actuarial gains and losses for its defined benefit pension and other postretirement benefit plans.  In connection with this change in accounting policy for pension and other postretirement benefits, Ashland also elected to change its method of accounting for certain costs included in inventory.  Ashland has elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales.  While Ashland’s historical policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs will only include costs that are directly attributable to current manufacturing employees.  Applying this change retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.  The financial information disclosed in the following table for each business segment reflects the retrospective application of this expense allocation change on the three and nine ended June 30, 2011.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

	Three months ended June 30		Nine months ended June 30
(In millions - unaudited)	2012	2011	2012	2011
SALES
Specialty Ingredients (a)	$793	$303	$2,144	$789
Water Technologies	427	490	1,302	1,411
Performance Materials (b)	404	352	1,191	1,002
Consumer Markets	517	522	1,512	1,454
	$2,141	$1,667	$6,149	$4,656
OPERATING INCOME (LOSS)
Specialty Ingredients	$156	$51	$341	$115
Water Technologies	19	24	64	83
Performance Materials	37	12	92	25
Consumer Markets	59	52	162	184
Unallocated and other	(8)	(10)	(73)	93
	$263	$129	$586	$500

(a)	The three and nine months ended June 30, 2012 include $388 million and $1,147 million, respectively, in sales related to ISP, which was acquired on August 23, 2011.

(b)
The three and nine months ended June 30, 2012 include $102 million and $306 million, respectively, in sales related to ISP’s Elastomers business, which was acquired on August 23, 2011.  The nine months ended June 30, 2011 include only two months of customary sales related to the Casting Solutions business, as Ashland contributed this business to its expanded global joint venture with Süd-Chemie on November 30, 2010.

NOTE Q – SUBSEQUENT EVENTS
On July 27, 2012, Ashland announced that it was commencing a tender offer (the Tender Offer) to purchase for cash any and all of its outstanding $650 million aggregate principal amount of its 9.125% senior notes due 2017 (the Notes). The Tender Offer will expire at midnight, New York City time, on August 2, 2012, unless extended or earlier terminated by Ashland (the Expiration Time). Notes tendered may be withdrawn at any time prior to midnight, New York City time, on August 2, 2012 (the Withdrawal Time). The purchase price payable for each $1,000 principal amount of Notes validly tendered and accepted for payment is $1,113.75. In addition, the holders of Notes tendered and accepted for payment will receive accrued and unpaid interest on their purchased Notes. Assuming the Expiration Time is not extended, it is expected that the settlement date for Notes validly tendered and accepted will be August 7, 2012.
The Tender Offer is not conditioned on any minimum amount of Notes being tendered, but it is subject to satisfaction or waiver of certain other conditions, including Ashland's consummating one or more debt financings with net proceeds that are, together with available cash, sufficient to pay the aggregate purchase price and accrued interest payable pursuant to the Tender Offer.
Ashland reserves the right, subject to applicable laws, to (a) accept for purchase and pay for all Notes validly tendered prior to the Expiration Time and not validly withdrawn prior to the Withdrawal Time and to keep the Tender Offer open or extend the Expiration Time and/or the Withdrawal Time to a later date and time as announced by Ashland and (b) waive any or all conditions to the Tender Offer for Notes tendered prior to the Expiration Time.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Ashland has identified some of these forward-looking statements with words such as "anticipates," "believes," "expects," "estimates," "may," "will," "should" and "intends" and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission, news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in its most recent Form 10-K (including Item 1A Risk Factors) filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-Q or otherwise except as required by securities or other applicable law.

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
Ashland’s sales generated outside of North America were 47% and 45% for the nine months ended June 30, 2012 and 2011, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended June 30		Nine months ended June 30
Sales by Geography	2012 (a)	2011	2012 (a)	2011
North America (b)	54%	54%	53%	55%
Europe	26%	27%	27%	26%
Asia Pacific	13%	13%	13%	13%
Latin America & other	7%	6%	7%	6%
	100%	100%	100%	100%

(a)Includes sales from the acquired operations of International Specialty Products Inc. (ISP).
(b)Ashland includes only U.S. and Canada in its North America designation.
Business segments
Ashland’s reporting structure is composed of four reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients) which in previous years until the acquisition of ISP was known as Ashland Functional Ingredients, Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  For further descriptions of each business segment see the “Results of Operations – Business Segment Review” beginning on page 45.
The contribution to sales by each business segment expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended June 30		Nine months ended June 30
Sales by Business Segment	2012 (a)	2011	2012 (a)	2011
Specialty Ingredients	37%	18%	35%	17%
Water Technologies	20%	30%	21%	30%
Performance Materials	19%	21%	19%	22%
Consumer Markets	24%	31%	25%	31%
	100%	100%	100%	100%

(a)Includes sales from the acquired operations of ISP.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
During 2012 and other previous periods, the following transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Acquisitions/Divestitures
International Specialty Products acquisition
On August 23, 2011, Ashland completed its acquisition of International Specialty Products Inc. (ISP), a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve month period ended September 30, 2011. The purchase price was an all cash transaction, reduced by the amount of ISP’s net indebtedness at closing.  Ashland has included ISP within the Specialty Ingredients reportable segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve month period ended September 30, 2011, which has been included within the Performance Materials reportable segment.  The acquisition was recorded by Ashland using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values.
Distribution divestiture
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $256 million during the nine months ended June 30, 2011.  Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  During the year following the sale of Distribution, certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that did not qualify for discontinued operations accounting classification were $11 million for the three months ended June 30, 2011, and $5 million and $26 million for the nine months ended June 30, 2012 and 2011, respectively.
Ashland has retained and agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  The ongoing effects of the pension and postretirement plans for former Distribution employees are reported within the Unallocated and other section of continuing operations for segment reporting purposes.
As part of this sale, Ashland is receiving transition service fees for ongoing administrative and other services being provided to Nexeo.  Ashland recognized transition service fees of $6 million and $22 million during the three and nine months ended June 30, 2012, respectively, and $9 million during the three and nine months ended June 30, 2011, which offset costs of providing transition services and are classified within the selling, general and administrative expense caption of the Statements of Consolidated Income.  While the transition service agreements vary in duration depending upon the type of service provided, Ashland will continue to implement cost reductions as the transition services are phased out.
Casting Solutions joint venture
In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded 50/50 global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit, and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland recognized a pretax gain of $23 million during the nine months ended June 30, 2011. The gain was attributable to the fair market value of the net assets contributed to the joint venture exceeding the related carrying values.
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
Synlubes business divestiture
In January 2012, Ashland completed the sale of its aviation and refrigerant lubricants business, a polyol/ester-based synlubes (Synlubes) business previously included within the Water Technologies business segment to Monument Chemical Inc., a Heritage Group Company.  Annual sales of the business were approximately $50 million.  Total net assets related to this business totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The transaction resulted in a pretax loss of less than $1 million recognized during the nine months ended June 30, 2012.
PVAc business divestiture
In January 2012, Ashland completed the sale of its polyvinyl acetate homopolymer and copolymer (PVAc) business previously included within the Performance Materials business segment to Celanese Corporation.  Annual sales of the business were approximately $45 million.  Total net assets related to this business totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The sale included the transfer of the PVAc business, inventory and related technology, but did not include any real estate or manufacturing facilities.  Ashland’s PVAc business included two brands, Flexbond™ and Vinac™ emulsions.  To support the transition, the products will be temporarily toll manufactured by Ashland for Celanese Corporation.  The transaction resulted in a pretax gain of $2 million recognized during the nine months ended June 30, 2012.
Restructuring and integration programs
Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
Severance costs
During the prior year, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to the expanded global joint venture with Süd-Chemie.  Targeted cost reductions for the Distribution and Casting Solutions’ stranded costs were $40 million.  In addition, Ashland is currently implementing plans to integrate ISP, subsequent to its purchase in August 2011.  Targeted synergy cost reductions related to this acquisition are $50 million.
Steps to address cost reduction opportunities included Ashland’s announced voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, which ultimately resulted in 150 employees being formally approved for the VSO.  An involuntary program was also initiated in 2011 as a further step to capture targeted saving levels from these transactions and other business cost savings initiatives.  The VSO and involuntary programs resulted in a severance charge of $34 million during the September 2011 quarter.  The involuntary program continued during 2012 and resulted in an expense

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

of $21 million being recognized within the selling, general and administrative expense caption during the nine months ended June 30, 2012.
As of June 30, 2012, approximately $75 million of annualized cost savings have been achieved from these cost reduction programs primarily through reductions in supply chain, IT and finance resource groups.  The $40 million originally estimated cost savings were principally completed as of the end of the March 2012 quarter for the Distribution and Casting Solutions stranded costs, while the remaining $50 million ISP synergy savings are expected to be completed during 2013 once full implementation of Ashland’s ERP platform is completed.  As of June 30, 2012, the restructuring reserve for these programs totaled $37 million.  Additional charges related to the involuntary program may occur in subsequent periods as they are identified through ongoing internal assessments and efforts to maximize operational efficiencies.
Facility costs
During the March 2012 quarter, Ashland incurred a $20 million lease abandonment charge related to its exit from an office facility that was retained as part of the Hercules acquisition.  The costs related to the reserve will be paid over the remaining lease term through May 2016.  Also during the March 2012 quarter, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility in China.  This project abandonment resulted in a $16 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption during the nine months ended June 30, 2012.
Financing activities
Tender offer to redeem 9.125% notes
On July 27, 2012, Ashland announced that it was commencing a tender offer to purchase for cash any and all of its outstanding $650 million aggregate principal amount of its 9.125% senior notes due 2017. The purchase price payable for each $1,000 principal amount of notes validly tendered and accepted for payment is $1,113.75. In addition, the holders of notes tendered and accepted for payment will receive accrued and unpaid interest on their purchased notes. Assuming no extension of the August 2, 2012 expiration, it is expected that the settlement date for notes validly tendered and accepted will be August 7, 2012.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Other financing activities
Ashland’s corporate credit ratings have remained unchanged from those reported in its Form 10-K filed in November 2011.  Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba1, with a stable outlook from both.  Subsequent changes to these ratings may have an affect on Ashland’s borrowing rate or ability to access capital markets in the future.  As of June 30, 2012, Ashland’s access to cash has remained largely unchanged with a total of approximately $1.5 billion of liquidity, defined as cash and availability under liquidity facilities including the current revolving credit facility.
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
During the June 2012 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 22.5 cents per share to eligible shareholders of record. This amount was an increase from the quarterly cash dividend of 17.5 cents per share paid during the first and second quarters of fiscal 2012.  During the prior year, a quarterly cash dividend of 15 cents per share was paid for the first and second quarter, while 17.5 cents per share was paid for the third quarter.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

part of Ashland’s business operation.  By deducting these amounts from operating cash flows, Ashland is able to provide a better indication of the ongoing cash being generated which is ultimately available for both debt and equity holders as well as other investment opportunities.
Consolidated review
Net income
Current Quarter – Ashland’s net income amounted to $151 million and $93 million for the three months ended June 30, 2012 and 2011, respectively, or $1.90 and $1.17 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $160 million and $75 million for the three months ended June 30, 2012 and 2011, respectively, or $2.00 and $0.94 per diluted earnings per share, respectively.  Operating income was $263 million and $129 million for the three months ended June 30, 2012 and 2011, respectively.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $53 million and $22 million for the three months ended June 30, 2012 and 2011, respectively.  The increase in interest expense during the current quarter compared to the prior year quarter was due to increased borrowings under the new senior secured credit facility entered into in August of 2011, in conjunction with the ISP acquisition closing.  Borrowings were used to finance the cash consideration paid for the ISP acquisition and the repayment of existing indebtedness of ISP assumed by Ashland.
The effective income tax expense rates were 25.6% and 29.2% for the three months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the three months ended June 30, 2012 was affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Income analysis.
Discontinued operations, which are reported net of taxes, resulted in expense of $9 million and income of $18 million for the three months ended June 30, 2012 and 2011, respectively.  Both quarters were primarily impacted by net adjustments to the asbestos related reserve and receivable balances.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Income analysis.
Year-to-Date – Ashland’s net income amounted to $300 million and $677 million for the nine months ended June 30, 2012 and 2011, respectively, or $3.77 and $8.44 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $310 million and $328 million for the nine months ended June 30, 2012 and 2011, respectively, or $3.90 and $4.10 per diluted earnings per share, respectively.  Operating income was $586 million and $500 million for the nine months ended June 30, 2012 and 2011, respectively.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $166 million and $88 million for the nine months ended June 30, 2012 and 2011, respectively.  The increase in interest expense during the current period compared to the prior year period was due to increased borrowings under the new senior secured credit facility entered into in August of 2011, in conjunction with the ISP acquisition closing.  Borrowings were used to finance the cash consideration paid for the ISP acquisition and the repayment of existing indebtedness of ISP

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

assumed by Ashland.  In addition, the prior year period included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million Term Loan A balance and termination of the accounts receivable facility.
During the nine months ended June 30, 2012, Ashland reported a $2 million gain in the net gain (loss) on acquisitions and divestitures caption related to the sale of its AWT commercial business, Synlubes and PVAc businesses, ISP transaction costs and subsequent adjustments to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (MAP Transaction).  During the nine months ended June 30, 2011 Ashland reported a $20 million gain recorded within the net gain (loss) on acquisitions and divestitures caption, which primarily related to a nonrecurring gain from the fair market value of the Casting Solutions net assets contributed to the expanded global joint venture with Süd-Chemie exceeding the recorded amounts.  This remeasurement resulted in a pretax gain of $23 million.  For further information on each period, see the related income statement caption discussion in the comparative Statements of Consolidated Income analysis.
The effective income tax expense rates of 26.5% and 24.1% for the nine months ended June 30, 2012 and 2011, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Income analysis.
Discontinued operations, which are reported net of taxes, resulted in an expense of $10 million and income of $349 million for the nine months ended June 30, 2012 and 2011, respectively.  The prior period results include $68 million from the direct operating results of Distribution as well as the $256 million net gain on its sale.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Income analysis.
Operating income
Current Quarter – Operating income amounted to $263 million and $129 million for the three months ended June 30, 2012 and 2011, respectively. The current and prior period included a net environmental reserve charge related to businesses previously owned by Ashland of $8 million and $6 million, respectively as well as a $3 million net charge in the current quarter related to restructuring and integration costs. Excluding these items, operating income increased in the current quarter due primarily to including ISP’s operating results subsequent its purchase in the September 2011 quarter.
Operating income for the three months ended June 30, 2012 and 2011 included depreciation and amortization  of $107 million and $66 million (which excluded accelerated depreciation of $2 million for the June 2011 quarter).  EBITDA totaled $366 million and $212 million for the three months ended June 30, 2012 and 2011, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding Ashland’s ongoing operating performance by presenting the financial results between periods on a more comparable basis.  The ISP business results of $104 million in the prior year quarter relates to the operating income earned and depreciation and amortization expense for the period in which Ashland did not yet own this business and is included herein to provide a comparison to the prior year quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended June 30
(In millions)	2012	2011
Net income	$151	$93
Income tax expense	55	31
Net interest and other financing expense	53	22
Depreciation and amortization (a)	107	66
EBITDA	366	212
Loss (income) from discontinued operations (net of income taxes)	9	(18)
Restructuring and other integration costs	3	—
Environmental reserve adjustment	8	6
Net (gain) loss on acquisitions and divestitures	(5)	1
Results of ISP business prior to acquisition	—	104
Accelerated depreciation	—	2
Adjusted EBITDA	$381	$307

(a)Excludes $2 million of accelerated depreciation for the three months ended June 30, 2011.
Year-to-Date – Operating income amounted to $586 million and $500 million for the nine months ended June 30, 2012 and 2011, respectively.  The current period results included a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition, as well as $68 million in restructuring and other integration costs, which consisted of a $20 million lease abandonment charge related to the closure of a corporate facility, $11 million of ISP integration costs, a $16 million charge related to the abandonment of a construction project for a multi-purpose facility in China, an $8 million net environmental charge related to businesses previously owned by Ashland as well as $21 million for severance and restructuring charges from Ashland’s ongoing stranded cost and ISP integration programs. The prior year period included a $120 million actuarial gain resulting from the remeasurement of pension and other postretirement plans as a result of the Distribution sale and a net environmental charge related to businesses previously owned by Ashland of $6 million.  Excluding these items, operating income increased due primarily to the result of including ISP’s operating results subsequent to its purchase in the September 2011 quarter.
Operating income for the nine months ended June 30, 2012 and 2011 included depreciation and amortization of $319 million and $196 million (which excludes accelerated depreciation of $1 million and $15 million for the current and prior year periods), respectively.  EBITDA totaled $897 million and $1,065 million for the nine months ended June 30, 2012 and 2011, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items because management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding Ashland’s ongoing operating performance by presenting the financial results between periods on a more comparable basis.  The inventory fair value adjustment of $28 million in the current period relates to the portion of acquired inventory sold during the period that was recorded at fair value in conjunction with the acquisition of ISP.  The ISP business results of $296 million in the prior year period relates to the operating income earned and depreciation and amortization expense for the period in which Ashland did not yet own this business and is included herein to provide a comparison to the prior year period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine months ended June 30
(In millions)	2012	2011
Net income	$300	$677
Income tax expense	112	104
Net interest and other financing expense	166	88
Depreciation and amortization (a)	319	196
EBITDA	897	1,065
Loss (income) from discontinued operations (net of income taxes)	10	(349)
Restructuring and other integration costs	68	—
Inventory fair value adjustment	28	—
Environmental reserve adjustment	8	6
Net gain on acquisitions and divestitures	(1)	(20)
Results of ISP business prior to acquisition	—	296
Actuarial gain on pension and other postretirement plan remeasurement	—	(120)
Accelerated depreciation	1	15
Casting Solutions transaction and start-up costs	—	3
Adjusted EBITDA	$1,011	$896

(a)Excludes $1 million and $15 million of accelerated depreciation for the nine months ended June 30, 2012 and 2011, respectively.
Statements of Consolidated Income – caption review
A comparative analysis of the Statements of Consolidated Income by caption is provided as follows for the three and nine months ended June 30, 2012 and 2011.

	Three months			Nine months
(In millions)	2012	2011	Change	2012	2011	Change
Sales	$2,141	$1,667	$474	$6,149	$4,656	$1,493
Current Quarter – Sales for the current quarter increased $474 million, or 28%, compared to the prior year quarter primarily as a result of the acquisition of ISP in August 2011 and increases in pricing, implemented to recover the effects of increases in raw material costs, which increased sales $490 million and $149 million, respectively, or 38%, in total.  The exclusion of the Casting Solutions tolling agreement in the current quarter reduced sales by $19 million, or 1%, while the sale of Ashland’s Synlubes and PVAc businesses reduced sales by a combined $30 million, or 2%.  Excluding the effects of acquisitions and divestitures, volume decreased sales $62 million, or 4%, while unfavorable currency exchange rates decreased sales $55 million.  Favorable mix of product sold increased sales an additional $1 million.
Year-to-Date – Sales for the current period increased $1,493 million, or 32%, compared to the prior year period primarily as a result of the acquisition of ISP in August 2011 and increases in pricing, implemented to recover the effects of increases in raw material costs, which increased sales $1,453 million and $419 million, respectively, or 40%, in total.  Excluding the effects of acquisitions and divestitures, volume decreased sales $173 million, or 4%, while the exclusion of the Casting Solutions business and subsequent tolling agreement in the current year period reduced sales by $98 million, or 2%.  The sale of Ashland’s Synlubes and PVAc businesses reduced sales by a combined $65 million, or 1%, while unfavorable currency exchange rates decreased sales $70 million.  Favorable mix of product sold increased sales an additional $27 million, or 1%.

	Three months			Nine months
(In millions)	2012	2011	Change	2012	2011	Change
Cost of sales	$1,514	$1,233	$281	$4,426	$3,362	$1,064
Gross profit as a percent of sales	29.3%	26.0%		28.0%	27.8%
Current Quarter – Cost of sales for the current quarter increased $281 million, or 23%, compared to the prior

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

year quarter primarily due to the acquisition of ISP and escalating raw material costs that increased cost of sales $363 million and $57 million, respectively, or 34%, in total.  The exclusion of the Casting Solutions tolling agreement in the current quarter caused a decrease of $19 million, or 2%, while the sale of Ashland’s Synlubes and PVAc businesses caused a combined decrease of $29 million, or 2%.  Excluding the effects of acquisitions and divestitures, decreased volume reduced cost of sales $47 million, or 4%.  Favorable currency exchange rates caused a decrease of $40 million, or 3%, while change in product mix caused a decrease of $4 million.
Year-to-Date – Cost of sales for the current period increased $1,064 million, or 32%, compared to the prior year period primarily due to the acquisition of ISP and escalating raw material costs that increased cost of sales $1,052 million and $295 million, respectively, or 40%, in total.  Change in product mix increased cost of sales by an additional $13 million, and decreased volume, which excludes the effects of acquisitions and divestitures, reduced cost of sales $127 million, or 4%.  The exclusion of the Casting Solutions business and subsequent tolling agreement in the current year period caused a decrease of $85 million, or 3%.  The sale of Ashland’s Synlubes and PVAc businesses caused a combined decrease of $62 million, or 2%, while favorable currency exchange rates caused a decrease of $50 million.  The current period also includes a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition, while the prior period includes a $37 million actuarial gain resulting from the remeasurement of pension and other postretirement plans as a result of the Distribution sale.

	Three months			Nine months
(In millions)	2012	2011	Change	2012	2011	Change
Selling, general and administrative
expense	$349	$301	$48	$1,092	$778	$314
As a percent of sales	16.3%	18.1%		17.8%	16.7%
Current Quarter – Selling, general and administrative expenses for the current quarter increased 16% compared to the prior year quarter, and expenses as a percent of sales decreased 1.8 percentage points.  Increases in expenses in the current quarter primarily resulted from the inclusion of ISP costs, which added an additional $63 million of expense while both a favorable currency exchange and advertising declines reduced expenses $8 million each.
Year-to-Date – Selling, general and administrative expenses for the current period increased 40% compared to the prior year period, and expenses as a percent of sales increased 1.1 percentage points.  The prior year period included income of $83 million related to the $120 million actuarial gain resulting from the remeasurement of pension and other postretirement plans as a result of the Distribution sale.  Increases in expenses in the current period included $68 million for restructuring and other integration charges as well as the inclusion of ISP costs, which added an additional $190 million of expense. These increases were partially offset by decreases of $13 million and $10 million due to lower advertising costs and favorable currency impact, respectively.

	Three months			Nine months
(In millions)	2012	2011	Change	2012	2011	Change
Research and development expense	$30	$19	$11	$91	$58	$33
Current Quarter – Research and development expenses during the current quarter increased $11 million as compared to the prior year quarter.  The increase relates to the inclusion of ISP costs during the current quarter, which added an additional $10 million compared to the prior year quarter.
Year-to-Date – Research and development expenses during the current period increased $33 million as compared to the prior year period.  The increase relates to the inclusion of ISP costs during the current period, which added an additional $31 million compared to the prior year period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months			Nine months
(In millions)	2012	2011	Change	2012	2011	Change
Equity and other income
Equity income	$10	$7	$3	$24	$15	$9
Other income	5	8	(3)	22	27	(5)
	$15	$15	$—	$46	$42	$4
Current Quarter and Year-to-Date – Total equity and other income remained flat during the current quarter compared to the prior year quarter.  Total equity and other income increased 10% during the current period compared to the prior year period.  The increase during the current period primarily related to equity income from the Performance Materials business segment, which was the result of improved performance within the expanded global joint venture with Süd-Chemie (ASK Chemicals).  Certain start-up costs of $3 million associated with the joint venture were also incurred during the prior year period, which contributed to the improved operational results.  See Note C of Notes to Condensed Consolidated Financial Statements for additional information on this joint venture.

	Three months			Nine months
(In millions)	2012	2011	Change	2012	2011	Change
Net interest and other financing
(expense) income
Interest expense	$(56)	$(25)	$(31)	$(170)	$(94)	$(76)
Interest income	4	4	—	9	10	(1)
Other financing costs	(1)	(1)	—	(5)	(4)	(1)
	$(53)	$(22)	$(31)	$(166)	$(88)	$(78)
Current Quarter and Year-to-Date – The increase in interest expense and other financing costs of $31 million and $78 million in the current quarter and current year-to-date periods compared to the prior year quarter and year-to-date periods were due to higher outstanding borrowings under the new senior secured credit facility entered into in August of 2011 in conjunction with the ISP acquisition compared to the same periods in the prior year.  Borrowings were used to finance the cash consideration paid for the ISP acquisition and the repayment of existing indebtedness of ISP assumed by Ashland.  In addition, the prior year period included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million Term Loan A balance and termination of the accounts receivable facility.

	Three months			Nine months
(In millions)	2012	2011	Change	2012	2011	Change
Net gain (loss) on acquisitions
and divestitures
AWT commercial business	$5	$—	$5	$5	$—	$5
Süd-Chemie joint venture	—	—	—	—	23	(23)
PVAc divestiture	—	—	—	2	—	2
ISP transaction costs	—	—	—	(2)	—	(2)
MAP Transaction	—	(1)	1	(3)	2	(5)
Pentaerythritol divestiture	—	—	—	—	(8)	8
Exaloid joint venture	—	—	—	—	6	(6)
Pinova divestiture	—	—	—	—	(3)	3
	$5	$(1)	$6	$2	$20	$(18)
Current Quarter – Net gain (loss) on acquisitions and divestitures during the current quarter includes the gain resulting from the sale of Water Technologies’ middle market commercial business to Rochester Midland Corporation.  The prior year quarter includes subsequent adjustments related to the MAP Transaction.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Year-to-Date – In addition to the items noted in the quarterly discussion above, net gain (loss) on acquisitions and divestitures during the current period also includes ISP transaction costs of $2 million and the gain resulting from the sale of Ashland's PVAc business. The current and prior year periods both include subsequent adjustments related to the MAP Transaction.  The prior year period primarily consisted of a $23 million gain from Ashland’s fair market value assessment of the Casting Solutions net assets contributed to the expanded global joint venture with Süd-Chemie. In addition, the prior year period included a $6 million gain, $8 million loss and $3 million loss related to Ashland’s sale of its 50% joint venture interest in Exaloid Süd-Chemie S.L., pentaerythritol business and adjustments to the Pinova divestiture, respectively.  See Note C of Notes to Condensed Consolidated Financial Statements for additional information on the Süd-Chemie joint venture.

	Three months			Nine months
(In millions)	2012	2011	Change	2012	2011	Change
Income tax expense	$55	$31	$24	$112	$104	$8
Effective tax rate	25.6%	29.2%		26.5%	24.1%
Current Quarter – The overall effective tax rate was 25.6% for the current quarter and includes net discrete tax benefit adjustments of $5 million primarily related to the release of a valuation allowance, adjustments to uncertain tax positions and foreign return to provision adjustments.  The overall effective tax rate of 29.2% for the prior year quarter did not include any significant discrete items.
Year-to-Date – The overall effective tax rate of 26.5% for the current period includes certain discrete items such as the current quarter discrete items discussed previously, as well as two tax benefits of $7 million and $10 million, respectively, for the $21 million severance and restructuring charge and the $28 million fair value assessment of inventory charge recorded during the current period.  The overall effective tax rate of 24.1% for the prior year period includes certain discrete items that had a significant impact to the rate, such as the tax benefit for state deferred tax asset valuation allowance releases (net of uncertain tax position reserves) of $45 million and tax expense of $6 million for additional taxes associated with the then expected repatriation of proceeds generated from the sale of Distribution. Ashland determined that there was sufficient evidence to reverse the state tax valuation allowances during the prior year period based on the cumulative effect of the gain on the sale of Distribution, reduced interest expense and forecasted future operating results. In addition, this period included a $15 million tax expense from the gain associated with the fair market value of the Casting Solutions contribution and a $4 million tax benefit associated with research and development tax credits for the 2010 fiscal year.
Ashland currently estimates the effective tax rate for 2012 to be in the 28%-30% range, excluding key items.

	Three months			Nine months
(In millions)	2012	2011	Change	2012	2011	Change
Income (loss) from discontinued
operations (net of income taxes)
Distribution (a)	$(2)	$(2)	$—	$(5)	$68	$(73)
Asbestos-related litigation reserves
and receivables	(7)	18	(25)	(1)	19	(20)
Electronic Chemicals	—	2	(2)	—	2	(2)
Gain (loss) on disposal of discontinued
operations (net of income taxes)
Distribution (a)	—	—	—	(4)	256	(260)
APAC	—	—	—	—	4	(4)
Total (loss) income from discontinued
operations (net of income taxes)	$(9)	$18	$(27)	$(10)	$349	$(359)

(a)	For the nine months ended June 30, 2011, the pretax income reported for Distribution was $452 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Current Quarter – The current and prior year quarter results were primarily impacted by after-tax net adjustments to the asbestos reserve and receivables of $7 million in expense and $18 million in income, respectively. As a result of Distribution’s sale to Nexeo on March 31, 2011 and in accordance with U.S. GAAP provisions, the operating results related to Distribution have been reflected as discontinued operations (net of income taxes).  The $2 million charges in the current and prior year quarter relate to adjustments to environmental reserves. Additionally, during the prior year quarter, subsequent environmental reserve adjustments related to Electronic Chemicals (divested in 2003) resulted in income of $2 million.  See Notes C and D of Notes to Condensed Consolidated Financial Statements for further information.
Year-to-Date – During the current period, subsequent tax adjustments were made to the gain on the sale of Distribution along with an environmental reserve adjustment, resulting in a $9 million charge to discontinued operations.  The current period also includes a $1 million unfavorable net adjustment to the asbestos reserve and receivables.
The operating income of $68 million (after-tax) from business results of Distribution included in discontinued operations for the prior year period included sales of $1,868 million with gross profit margin of 8.8%.  The prior year period also included an after-tax gain of $256 million attributable to the March 31, 2011 sale of Distribution, of which $27 million specifically related to the curtailment gain on actuarial assumptions within the pension and postretirement benefit plans.  Additionally, during the prior year period, subsequent tax adjustments of $4 million income were made to the gain on the sale of APAC (divested in 2006) along with favorable net adjustments to the asbestos reserve and related receivables of $19 million as a result of Ashland’s ongoing assessment of these matters.  See Notes C and D of Notes to Condensed Consolidated Financial Statements for further information.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
The following table shows sales, operating income and statistical operating information by business segment for the three and nine months ended June 30, 2012 and 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended June 30		Nine months ended June 30
(In millions)	2012	2011	2012	2011
Sales
Specialty Ingredients	$793	$303	$2,144	$789
Water Technologies	427	490	1,302	1,411
Performance Materials	404	352	1,191	1,002
Consumer Markets	517	522	1,512	1,454
	$2,141	$1,667	$6,149	$4,656
Operating income (loss)
Specialty Ingredients	$156	$51	$341	$115
Water Technologies	19	24	64	83
Performance Materials	37	12	92	25
Consumer Markets	59	52	162	184
Unallocated and other	(8)	(10)	(73)	93
	$263	$129	$586	$500
Depreciation and amortization
Specialty Ingredients	$68	$24	$200	$71
Water Technologies	18	21	54	61
Performance Materials	12	12	37	48
Consumer Markets	9	10	27	28
Unallocated and other	—	1	2	3
	$107	$68	$320	$211
Operating information
Specialty Ingredients (a) (b)
Sales per shipping day	$12.4	$4.7	$11.3	$4.2
Metric tons sold (thousands)	107.7	46.4	309.4	127.7
Gross profit as a percent of sales	34.7%	33.1%	32.6%	32.8%
Water Technologies (a)
Sales per shipping day	$6.7	$7.7	$6.9	$7.5
Gross profit as a percent of sales	32.1%	29.7%	31.7%	30.9%
Performance Materials (a) (b)
Sales per shipping day	$6.3	$5.5	$6.3	$5.3
Metric tons sold (thousands)	133.4	128.9	411.3	378.5
Gross profit as a percent of sales	18.1%	13.0%	17.3%	13.2%
Consumer Markets (a)
Lubricant sales gallons	40.8	44.5	118.2	129.8
Premium lubricants (percent of U.S. branded volumes)	30.8%	32.3%	30.2%	31.7%
Gross profit as a percent of sales	26.8%	26.6%	26.2%	28.8%

(a)Sales are defined as sales and operating revenues.  Gross profit is defined as sales, less cost of sales.
(b)Amounts for the three and nine months ended June 30, 2011 exclude pre-acquisition results of ISP.
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
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
June 2012 quarter compared to June 2011 quarter
Specialty Ingredients’ sales increased to $793 million in the current quarter compared to $303 million in the prior year quarter, primarily as a result of the acquisition of ISP, which increased sales $388 million, or 128%.  Higher pricing increased sales $97 million, or 32%, while the mix of product sold increased sales an additional $5 million, or 2%.  Volume increased sales $10 million, or 3%, during the current quarter as metric tons sold increased to 107.7 thousand.  Unfavorable currency exchange decreased sales by $10 million. Overall, Specialty Ingredients recorded significant sales growth within the energy market totaling $149 million during the current quarter, an increase of more than 200% on a comparable basis from the prior year quarter.
Gross profit during the current quarter increased $175 million compared to the prior year quarter.  The inclusion of ISP’s operations (excluding the Elastomers business) in the current quarter increased gross profit by $109 million, while favorable product mix sold increased gross profit an additional $7 million.  Increased selling prices more than offset higher manufacturing costs, causing an additional $55 million increase in gross profit.  Increased volume improved gross profit by $8 million, while unfavorable currency exchange decreased gross profit by $4 million.  In total, gross profit margin during the current quarter increased 1.6 percentage points to 34.7% compared to the prior year quarter, primarily as a result of the significant increase within the energy business.
Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $69 million during the current quarter as compared to the prior year quarter, primarily due to increases from the ISP acquisition of $68 million.  Equity and other income declined $1 million in the current quarter compared to the prior year quarter.
Operating income totaled $156 million for the current quarter compared to $51 million in the prior year quarter.  EBITDA increased $149 million to $224 million in the current quarter, while adjusted EBITDA increased $50 million to $224 million in the current quarter.  Adjusted EBITDA margin increased 3.1 percentage points in the current quarter to 28.2%.
Fiscal 2012 year-to-date compared to fiscal 2011 year-to-date
Specialty Ingredients’ sales increased to $2,144 million in the current period compared to $789 million in the prior year period, primarily as a result of the acquisition of ISP, which increased sales $1,147 million.  Higher pricing increased sales $164 million, or 21%, while the mix of product sold increased sales an additional $29 million, or 4%.  Volume increased sales $27 million, or 3%, during the current period as metric tons sold increased to 309.4 thousand.  Unfavorable currency exchange decreased sales by $12 million. Overall, Specialty Ingredients recorded significant sales growth within the energy market increasing approximately 150% on a comparable basis in the current period to $287 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Gross profit during the current period increased $439 million compared to the prior year period.  The inclusion of ISP’s operations (excluding the Elastomers business) in the current period increased gross profit by $325 million, which included a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition, while favorable product mix sold increased gross profit an additional $17 million.  Increased selling prices more than offset higher manufacturing costs, causing an additional $76 million increase in gross profit.  Increased volume improved gross profit by $26 million while unfavorable currency exchange decreased gross profit by $5 million.  In total, gross profit margin during the current period decreased 0.2 percentage points to 32.6% compared to the prior year period, primarily as a result of the nonrecurring charge related to the fair value of inventory acquired from ISP, which had a negative 1.3 percentage point impact to the gross profit margin, while the energy business reported a moderate increase.
Selling, general and administrative expenses increased $212 million during the current period as compared to the prior year period, primarily due to increases from the ISP acquisition of $207 million and increases in salaries, benefits and incentive compensation of $7 million. Equity and other income declined $1 million in the current period compared to the prior year period.
Operating income totaled $341 million for the current period compared to $115 million in the prior year period.  EBITDA increased $355 million to $541 million in the current period, while adjusted EBITDA increased $115 million to $569 million in the current period.  Adjusted EBITDA margin increased 2.2 percentage points in the current period to 26.5%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and adjusted EBITDA presentation for the three and nine months ended June 30, 2012 and 2011 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The inventory fair value adjustment of $28 million for the nine months ended June 30, 2012 is a non-cash charge that relates to the portion of acquired inventory sold during the period that was recorded at fair value in conjunction with the acquisition of ISP.  The ISP business results of $99 million and $268 million, which excludes the ISP Elastomers business, during the three and nine months ended June 30, 2011, respectively, relate to the operating income and depreciation and amortization recognized for the period in which Ashland did not yet own this business and is included herein to provide a comparison to the prior year periods.

	Three months ended June 30		Nine months ended June 30
(In millions)	2012	2011	2012	2011
Operating income	$156	$51	$341	$115
Depreciation and amortization	68	24	200	71
EBITDA	224	75	541	186
Inventory fair value adjustment	—	—	28	—
Results of the ISP business prior to acquisition, excluding
Elastomers business	—	99	—	268
Adjusted EBITDA	$224	$174	$569	$454
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

million.  Total net assets related to this business totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.
June 2012 quarter compared to June 2011 quarter
Water Technologies’ sales decreased to $427 million in the current quarter compared to $490 million in the prior year quarter.  The sale of Ashland’s Synlubes business resulted in decreased sales of $16 million, or 3%, while volume declines reduced sales an additional $34 million, or 7%.  Higher product pricing increased sales $11 million, or 2%, while unfavorable currency exchange decreased sales an additional $24 million, or 5%.
Gross profit decreased $9 million in the current quarter compared to the prior year quarter.  Decreased volumes were the primary factor in the gross profit decline resulting in a $15 million decrease, while unfavorable currency exchange reduced gross profit an additional $8 million.  These decreases, however, were partially offset by favorable pricing as compared to the prior year quarter, which increased gross profit by $14 million.  In total, gross profit margin during the current quarter increased 2.4 percentage points to 32.1% compared to the prior year quarter, primarily as a result of pricing efforts.
Selling, general and administrative expenses decreased $4 million, or 3%, during the current quarter as compared to the prior year quarter, primarily as a result of a favorable currency exchange.
Operating income totaled $19 million during the current quarter compared to $24 million during the prior year quarter.  EBITDA decreased $8 million to $37 million in the current quarter.  EBITDA margin decreased 0.5 percentage points in the current quarter to 8.7%.
Fiscal 2012 year-to-date compared to fiscal 2011 year-to-date
Water Technologies’ sales decreased to $1,302 million in the current period compared to $1,411 million in the prior year period.  The sale of Ashland’s Synlubes business resulted in decreased sales of $39 million, or 3%, while volume declines reduced sales $90 million, or 6%.  Higher product pricing increased sales $54 million, or 4%, while unfavorable currency exchange decreased sales an additional $34 million, or 3%.
Gross profit decreased $26 million in the current period compared to the prior year period.  Decreased volumes were the primary factor in the gross profit decline resulting in a $39 million decrease, while the sale of the Synlubes business resulted in decreased gross profit in the current period of $1 million. Unfavorable currency exchange reduced gross profit an additional $11 million.  These decreases, however, were partially offset by favorable pricing as compared to the prior year period, which increased gross profit by $25 million.  In total, gross profit margin during the current period increased 0.8 percentage points to 31.7% compared to the prior year period.
Selling, general and administrative expenses declined $6 million, or 2%, during the current period as compared to the prior year period, primarily as a result of favorable currency exchange.  Equity and other income increased $1 million during the current period as compared to the prior year period.
Operating income totaled $64 million during the current period compared to $83 million during the prior year period.  EBITDA decreased $26 million to $118 million in the current period, while adjusted EBITDA decreased $28 million in the current period to $116 million.  Adjusted EBITDA margin decreased 1.3 percentage points in the current period to 8.9%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and adjusted EBITDA presentation for the three and nine months ended June 30, 2012 and 2011 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Water Technologies.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

operations, which exclude certain key items.  The severance adjustment of $2 million for the nine months ended June 30, 2012 represents a change in estimate related to a previously recorded reserve.

	Three months ended June 30		Nine months ended June 30
(In millions)	2012	2011	2012	2011
Operating income	$19	$24	$64	$83
Depreciation and amortization	18	21	54	61
EBITDA	37	45	118	144
Severance adjustment	—	—	(2)	—
Adjusted EBITDA	$37	$45	$116	$144
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

June 2012 quarter compared to June 2011 quarter
Performance Materials’ sales increased 15% to $404 million in the current quarter compared to $352 million in the prior year quarter.  The acquisition of ISP’s Elastomers business contributed $102 million, or 29%, in sales, while the exclusion in the current quarter of the tolling agreement for the expanded global joint venture within the Casting Solutions business reduced sales $19 million, or 5%.  In addition, the sale of Ashland’s PVAc business also reduced sales $14 million, or 4%.  Higher product pricing increased sales an additional $9 million, or 3%, primarily as a result of pricing increases in the composites line of business that were announced to fully offset increases in raw material costs.  Volume decreased sales by $15 million, or 4%, excluding acquisitions and divestitures, while unfavorable currency exchange decreased sales an additional $13 million, or 4%. Change in product mix increased sales by $2 million.
Gross profit increased $27 million in the current quarter compared to the prior year quarter.  The prior quarter included accelerated depreciation charges of $2 million related to plant closures.  These charges were incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize each businesses’ cost structure.  The acquisition of ISP’s Elastomers business contributed an additional $18 million in gross profit during the current quarter, while the exclusion of the financial results for the Casting Solutions tolling agreement and PVAc business combined to decrease gross profit by $1 million.  Pricing increased gross profit by $10 million, while unfavorable currency exchange and volume each reduced gross profit by $2 million. Changes in product mix also increased gross profit by $2 million.  In total, gross profit margin during the current quarter increased 5.1 percentage points to 18.1%, as compared to the prior year quarter, primarily as a result of pricing increases in the composites line of business.
Selling, general and administrative expenses increased $6 million, or 16%, during the current quarter compared to the prior year quarter, primarily due to the acquisition of ISP’s Elastomers business, which contributed $5 million in expense during the current quarter.  Equity and other income increased $4 million during the current quarter compared to the prior year quarter, primarily due to increased equity income from ASK Chemicals, the expanded global joint venture with Süd-Chemie entered into during December 2010.
Operating income totaled $37 million in the current quarter compared to $12 million in the prior year quarter.  EBITDA increased $27 million to $49 million in the current quarter, while adjusted EBITDA increased $21 million to $49 million in the current quarter.  Adjusted EBITDA margin increased 6.2 percentage points to 12.1% in the current quarter.
Fiscal 2012 year-to-date compared to fiscal 2011 year-to-date
Performance Materials’ sales increased 19% to $1,191 million in the current period compared to $1,002 million in the prior year period.  The acquisition of ISP’s Elastomers business contributed $306 million, or 31%, in sales, while the exclusion of sales from the Casting Solutions business, including the tolling agreement, reduced sales $98 million, or 10%.  In addition, the sale of Ashland’s PVAc business also reduced sales $26 million, or 3%.  Higher product pricing increased sales an additional $49 million, or 5%, primarily as a result of pricing increases in the composites line of business that were announced to fully offset increases in raw material costs.  Volume decreased sales by $28 million, or 3%, excluding acquisitions and divestitures. Change in product mix increased sales by $2 million, while unfavorable currency exchange decreased sales an additional $16 million, or 2%.
Gross profit increased $72 million in the current period compared to the prior year period.  The prior year period included accelerated depreciation charges of $15 million related to plant closures.  These charges were incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize each businesses’ cost structure.  The acquisition of ISP’s Elastomers business contributed an additional $48 million in gross profit during the current period, while the exclusion of the financial results from the Casting Solutions business,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

including the tolling agreement, decreased gross profit by $13 million.  Pricing increased gross profit by $27 million, while unfavorable currency exchange and volume combined to reduce gross profit by $5 million.  In total, gross profit margin during the current period increased 4.1 percentage points to 17.3%, as compared to the prior year period, primarily as a result of the plant closure charges incurred in the prior year period, which reduced margin by 1.5 percentage points, as well as pricing increases in the composites line of business.
Selling, general and administrative expenses increased $14 million, or 12%, during the current period compared to the prior year period, primarily due to the acquisition of ISP’s Elastomers business, which contributed $14 million in expense during the current period.  Equity and other income increased $9 million during the current period compared to the prior year period, primarily due to increased equity income from ASK Chemicals joint venture.
Operating income totaled $92 million in the current period compared to $25 million in the prior year period.  EBITDA increased $71 million to $129 million in the current period, while adjusted EBITDA increased $28 million to $129 million in the current period.  Adjusted EBITDA margin increased 3.0 percentage points to 10.8% in the current period.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and adjusted EBITDA presentation for the three and nine months ended June 30, 2012 and 2011 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The ISP Elastomers business results of $4 million and $26 million during the three and nine months ended June 30, 2011, respectively, relate to the operating income and depreciation and amortization recognized for the period in which Ashland did not yet own this business and is included herein to provide a comparison to the prior year periods.

	Three months ended June 30		Nine months ended June 30
(In millions)	2012	2011	2012	2011
Operating income	$37	$12	$92	$25
Depreciation and amortization (a)	12	10	37	33
EBITDA	49	22	129	58
Results of ISP Elastomers business prior to acquisition	—	4	—	26
Accelerated depreciation	—	2	—	15
Casting Solutions joint venture start-up costs	—	—	—	2
Adjusted EBITDA	$49	$28	$129	$101

(a)Excludes $2 million and $15 million of accelerated depreciation for the three and nine months ended June 30, 2011, respectively.
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
June 2012 quarter compared to June 2011 quarter
Consumer Markets’ sales decreased 1% to $517 million in the current quarter compared to $522 million in the prior year quarter.  Higher product pricing had the most significant impact on sales between quarters, resulting

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

in a $33 million, or 6%, increase in sales.  Volume decreased sales by $23 million, or 4%, in the current quarter as lubricant gallons sold declined to 40.8 million gallons during the current quarter compared to 44.5 million gallons in the prior year quarter. Changes in product mix decreased sales by $6 million, or 1%, while unfavorable currency exchange decreased sales an additional $9 million, or 2%.
Gross profit decreased $1 million during the current quarter compared to the prior year quarter. Lubricant volume declines and changes in product mix decreased gross profit $6 million and $4 million, respectively.  Pricing increased gross profit $11 million, while unfavorable currency exchange decreased gross profit by $2 million.  In total, gross profit margin remained relatively consistent during the current quarter, increasing 0.2 percentage points to 26.8%.
Selling, general and administrative expenses decreased $7 million, or 8%, during the current quarter as compared to the prior year quarter, primarily as a result of decreased advertising expense of $8 million. Equity and other income increased $1 million in the current quarter compared to the prior year quarter.
Operating income totaled $59 million in the current quarter as compared to $52 million in the prior year quarter.  EBITDA increased $6 million to $68 million in the current quarter, while EBITDA margin increased 1.3 percentage points to 13.2% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
Fiscal 2012 year-to-date compared to fiscal 2011 year-to-date
Consumer Markets’ sales increased 4% to $1,512 million in the current period compared to $1,454 million in the prior year period.  Higher product pricing was the primary factor in sales growth between periods, resulting in a $152 million, or 10%, increase in sales.  Volume decreased sales by $81 million, or 6%, in the current period as lubricant gallons sold declined to 118.2 million gallons during the current period compared to 129.8 million gallons in the prior year period. Changes in product mix decreased sales by $4 million, while unfavorable currency exchange decreased sales an additional $9 million.
Gross profit decreased $25 million during the current period compared to the prior year period, primarily due to lubricant volume declines and changes in product mix resulting in decreases of $29 million and $4 million, respectively.  Pricing increased gross profit $10 million, while unfavorable currency exchange decreased gross profit by $2 million.  In total, gross profit margin during the current period declined 2.6 percentage points to 26.2% as the volume declines primarily resulted in the lower gross margin compared to the prior year period.
Selling, general and administrative expenses decreased $2 million during the current period as compared to the prior year period, while equity and other income increased $1 million in the current period compared to the prior year period.
Operating income totaled $162 million in the current period as compared to $184 million in the prior year period.  EBITDA decreased $23 million to $189 million in the current period, while EBITDA margin decreased 2.1 percentage points to 12.5% in the current period.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year periods.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2012 and 2011 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Markets.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year periods.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Three months ended June 30		Nine months ended June 30
(In millions)	2012	2011	2012	2011
Operating income	$59	$52	$162	$184
Depreciation and amortization	9	10	27	28
EBITDA	$68	$62	$189	$212
Unallocated and other
Unallocated and other recorded expense of $8 million and $10 million for the three months ended June 30, 2012 and 2011, respectively.  The current quarter expense primarily consists of a net $3 million in restructuring and other integration costs, resulting from ISP integration activities as well as $8 million in environmental costs.  The expense in the prior year quarter includes $6 million in environmental costs, the remaining cost primarily consists of net stranded costs from divestitures.
Unallocated and other recorded expense of $73 million and income of $93 million for the nine months ended June 30, 2012 and 2011, respectively.  The current period expense of $73 million primarily consists of $13 million in environmental charges, stranded costs from divestitures of $5 million, as well as $71 million in restructuring and other integration costs, which includes a $20 million lease abandonment charge associated with Ashland’s closure of a corporate facility, a $16 million charge related to the abandonment of a construction project for a multi-purpose facility in China, severance charges of $24 million associated with Ashland’s involuntary program and the ongoing ISP integration and $11 million related to other ISP integration activities.  These charges in the current period were partially offset by $24 million of pension and other postretirement net periodic income, since all non-service cost expense or income items are now included within this caption due to Ashland’s accounting election change in 2011. Income of $93 million in the prior year period is primarily related to the $120 million actuarial gain resulting from the remeasurement of pension and other postretirement plan assumptions as a result of the Distribution sale, partially offset by net stranded costs from divestitures of $26 million as well as environmental charges of $13 million.  The following table presents the primary income and expense components for the three and nine months ended June 30, 2012 and 2011.

	Three months ended June 30		Nine months ended June 30
(In millions)	2012	2011	2012	2011
Restructuring activities (includes severance, integration
and stranded divestiture costs)	$(3)	$(9)	$(81)	$(24)
Actuarial gain on pension and other postretirement
plan remeasurement	—	—	—	120
Environmental reserve adjustment	(8)	(6)	(13)	(13)
Other income (expense)	3	5	21	10
Total (expense) income	$(8)	$(10)	$(73)	$93
FINANCIAL POSITION
Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2012 and 2011.  Ashland had $597 million in cash and cash equivalents as of June 30, 2012, of which $495 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes may need to be accrued and paid depending upon the source of the earnings remitted.  Certain amounts are intended to be permanently reinvested and Ashland currently has no plans to repatriate any amounts for which additional

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

U.S. taxes would need to be accrued.  In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S, financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives, and the cost of remitting such foreign earnings.

(In millions)	2012	2011
Cash provided (used) by:
Operating activities from continuing operations	$146	$89
Investing activities from continuing operations	(109)	(49)
Financing activities from continuing operations	(153)	(407)
Discontinued operations	(18)	986
Effect of currency exchange rate changes on cash and cash equivalents	(6)	9
Net (decrease) increase in cash and cash equivalents	$(140)	$628
Operating activities
Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $146 million in the current period and $89 million in the prior year period.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, and adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization) as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus within the company.
During the current and prior year periods, working capital was an outflow of $249 million and $401 million, respectively.  Both period outflows were primarily a result of increased inventory, resulting from restocking of certain key products that were low or to support sales growth in various areas of business as well as reduced trade payables and accrued expense balances, primarily the result of incentive compensation payouts to employees from the previous prior year paid during 2012.  In addition, the current period working capital use of cash also included a $92 million outflow for change in control payments associated with the ISP acquisition.
Operating cash flows for the current period included income from continuing operations of $310 million (net income and discontinued operations results combined) and noncash adjustments of $320 million for depreciation and amortization and a $28 million inventory fair value adjustment related to the ISP acquisition.  Operating cash flows for the prior year period included income from continuing operations of $328 million, and noncash adjustments of $211 million for depreciation and amortization and a $20 million net gain on acquisitions and divestitures.
Investing activities
Cash used by investing activities was $109 million for 2012 as compared to $49 million for 2011.  The significant cash investing activities for 2012 included cash outflows of $164 million for capital expenditures, partially offset by cash proceeds of $41 million related to Ashland’s sale of its PVAc and Synlubes businesses.  The significant cash investing activities for 2011 included cash outflows of $96 million for capital expenditures and $7 million for purchased plant operations in Performance Materials and Consumer Markets.  These cash outflows in 2011 were partially offset by cash inflows of $44 million related to the contribution of the expanded joint venture with Süd-Chemie, along with the sales of the pentaerythritol business and the 50% equity interest of Exaloid.  In addition, proceeds from disposals of property, plant and equipment were $10 million each during 2012 and 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financing activities
Cash used by financing activities was $153 million for 2012 and $407 million for 2011.  Significant cash financing activities for 2012 included net repayments of long- and short-term debt of $77 million and $38 million, respectively, and cash dividends paid of $.575 per share, for a total of $45 million.  Financing activities for the current period also included cash inflows of $7 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.  Significant cash financing activities for 2011 included net repayments of long-term debt of $295 million, which includes $289 million for the repayment of Term Loan A during the March 2011 period, $71 million for the repurchase of common stock, repayments of short-term debt of $10 million and cash dividends paid of $.475 per share, for a total of $37 million.  These cash outflows were partially offset by cash inflows of $6 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
Cash used by discontinued operations
Cash provided by discontinued operations for 2011 included $979 million of net proceeds from the Distribution sale, as well as $17 million related to the results of operations of the Distribution business.  The remaining cash outflow fluctuations in each period related to other previously divested businesses and principally related to payment of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Nine months ended June 30
(In millions)	2012	2011
Cash flows used by operating activities from continuing operations	$146	$89
Adjustments:
Additions to property, plant and equipment	(164)	(96)
Cash dividends paid	(45)	(37)
ISP acquisition - change in control payment (a)	92	—
Free cash flows	$29	$(44)

(a)	Since payment was generated from investment activity, this amount has been included within this calculation.
At June 30, 2012, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,840 million, compared to $1,749 million at September 30, 2011.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $61 million at June 30, 2012 and $59 million at September 30, 2011.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 128% of current liabilities at June 30, 2012 and September 30, 2011.
The following summary reflects Ashland’s cash and unused borrowing capacity as of June 30, 2012 and September 30, 2011.

	June 30	September 30
(In millions)	2012	2011
Cash and investment securities
Cash and cash equivalents	$597	$737

Unused borrowing capacity
Revolving credit facility	$905	$914

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

Total borrowing capacity remaining under the $1.0 billion revolving credit facility was $905 million, representing a reduction of $95 million for letters of credit outstanding at June 30, 2012.  In total, Ashland’s available liquidity position, which includes cash and the revolving credit facility, was $1,502 million at June 30, 2012 as compared to $1,651 million at September 30, 2011.  In August 2011, Ashland increased the borrowing capacity under its revolving credit facility in conjunction with the ISP acquisition.  For further information, see the “Key Developments” discussion within Management’s Discussion and Analysis.
Capital resources
Debt
The following summary reflects Ashland’s debt as of June 30, 2012 and September 30, 2011.

	June 30	September 30
(In millions)	2012	2011
Short-term debt	$45	$83
Long-term debt (including current portion)	3,676	3,749
Total debt	$3,721	$3,832
On July 27, 2012, Ashland announced that it was commencing a tender offer to purchase for cash any and all of its outstanding $650 million aggregate principal amount of its 9.125% senior notes due 2017. The purchase price payable for each $1,000 principal amount of notes validly tendered and accepted for payment is $1,113.75. In addition, the holders of notes tendered and accepted for payment will receive accrued and unpaid interest on their purchased notes. Assuming no extension of the August 2, 2012 expiration, it is expected that the settlement date for notes validly tendered and accepted will be August 7, 2012.
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
The current portion of long-term debt was $109 million at June 30, 2012 and $101 million at September 30, 2011.  Debt as a percent of capital employed was 47% and 48% at June 30, 2012 and at September 30, 2011, respectively.  At June 30, 2012 Ashland’s total debt had an outstanding principal balance of $3,891 million and discounts of $170 million.  The scheduled aggregate maturities of debt by year are as follows:  $40 million remaining in 2012, $156 million in 2013, $176 million in 2014, $173 million in 2015, $1,064 million in 2016 and $664 million in 2017.
Based on Ashland’s current debt structure included in Note I of Notes to Condensed Consolidated Financial Statements and the debt restructuring in conjunction with the closing of the ISP transaction on August 23, 2011, future annual interest expense is expected to range from approximately $215 million to $225 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.
Covenant restrictions
The Senior Credit Facility contains certain usual and customary representations, warranties, and usual and affirmative and negative covenants, including financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, payment of

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of June 30, 2012, Ashland is in compliance with all debt agreement covenants.
The maximum consolidated leverage ratios permitted under the Senior Credit Facility are as follows:  3.75 as of June 30, 2012, 3.50 as of September 30, 2012, 3.00 from the period December 31, 2012 through September 30, 2013 and 2.75 as of December 31, 2013 and each quarter thereafter.
The Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period.  The computation of “Covenant Adjusted EBITDA” is specifically defined in the Senior Credit Facility with Ashland’s lenders and differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on pages 40 and 41.  In general, the Senior Credit Facility defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness, and guaranties.
The minimum required consolidated fixed charge coverage ratios under the Senior Credit Facility are 1.50 as of June 30, 2012, 1.75 as of September 30, 2012 and 2.00 as of December 31, 2012 and each quarter thereafter.
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
At June 30, 2012, Ashland’s calculation of the consolidated leverage ratio was 2.8 compared to the maximum consolidated leverage ratio permitted under the Senior Credit Facility of 3.75. At June 30, 2012, Ashland’s calculation of the fixed charge coverage ratio was 2.5 compared to the minimum required consolidated ratio of 1.50. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.3x effect on the consolidated leverage ratio and a 0.3x effect on the fixed charge coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
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
Stockholders’ equity
Stockholders’ equity increased $31 million since September 30, 2011 to $4,166 million at June 30, 2012.  This increase was primarily due to net income during the period of $300 million and a $14 million increase in common shares issued under stock incentive and other plans partially offset by deferred translation losses of $217 million, regular cash dividends of $45 million and unrealized losses on interest rate swaps of $20 million.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.
During the June 2012 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 22.5 cents per share, 90 cents per share on an annual basis, to eligible shareholders of record.  This amount was an increase from the quarterly cash dividend of 17.5 cents per share paid during the first and second quarters of fiscal 2012.  During the prior year, a quarterly cash dividend of 15 cents per share was paid for the first and second quarter, while 17.5 cents per share was paid for the third quarter. In conjunction with Ashland’s existing debt facilities, Ashland is subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, although Ashland does not anticipate that will occur.
Capital expenditures
Ashland is currently forecasting approximately $300 million of capital expenditures for 2012 funded primarily from operating cash flows.  Capital expenditures were $164 million for the nine months ended June 30, 2012 and averaged $186 million during the last three fiscal years.  Under the Senior Credit Facility, Ashland is not subject to a capital expenditure limit.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the nine months ended June 30, 2012.
OUTLOOK
After completing three quarters with the former operations from ISP in the financial results, Ashland has demonstrated improved financial performance over this period. As Ashland moves into the final quarter of the fiscal year, demand trends since the end of June have generally been consistent with our expectations. In addition, raw material costs in certain businesses are beginning to decline, providing gross profit margin improvement opportunities. Overall, Ashland continues to maintain its focus on achieving longer-term financial targets for sales and earnings growth.
Execution on the $90 million cost reduction programs continues to progress as $75 million of annualized run rate cost savings have been achieved through June 2012, with the targeted $40 million reduction in stranded costs from the Distribution divestiture and the expanded Casting Solutions joint venture completed.  The remaining $15 million of targeted cost reductions is expected to come from synergies related to the ISP acquisition, with the majority of these savings expected to occur once full implementation of Ashland’s ERP platform is completed, which is planned for the summer of 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at June 30, 2012 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
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

(b)
During the nine months ended June 30, 2012, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(1)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of June 30, 2012, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 80 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
(2)    Hopewell, Virginia Clean Air Act Compliance Inspection – In April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act (CAA) compliance inspection by the USEPA and the Virginia Department of Environmental Quality (VADEQ).  In April 2008, the results of the inspection were provided to Hercules.  The inspection uncovered areas of potential noncompliance with air emissions regulations.  In March 2011, Hercules received from the USEPA a proposed consent decree which included certain remedial actions and a proposed penalty assessment in excess of $100,000.  The parties have concluded negotiations, and they have executed and submitted a consent decree to the court for entry. Although the penalty under the proposed consent decree exceeds $100,000, the expected liability with respect to this matter should not be material to Ashland.
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

Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2012 and September 30, 2011.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2012.
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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Income for the three and nine months ended June 30, 2012 and June 30, 2011; (ii) Condensed Consolidated Balance Sheets at June 30, 2012 and September 30, 2011; (iii) Statements of Consolidated Stockholders’ Equity at June 30, 2012; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2012 and June 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
July 31, 2012	/s/Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**Submitted electronically with this report.