Form 10-K
period 2012-09-30
ASHLAND INC.
filed 2012-11-19
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________
Commission file number 1-32532
ASHLAND INC.

Kentucky (State or other jurisdiction of incorporation or organization)	20-0865835 (I.R.S. Employer Identification No.)
50 E. RiverCenter Boulevard
P.O. Box 391
Covington, Kentucky  41012-0391
Telephone Number (859) 815-3333
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes  ☐     No  ☑
At March 31, 2012, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,762,186,306.  In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
At October 31, 2012, there were 78,822,048 shares of Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of Registrant’s Proxy Statement (Proxy Statement) for its January 31, 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent described herein.

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
Ashland is a leading, global specialty chemical company that provides products, services and solutions that meet customers’ needs throughout a variety of industries in more than 100 countries.  Ashland’s chemistry is used in a wide variety of markets and applications, including architectural coatings, automotive, construction, energy, food and beverage, personal care, pharmaceutical, tissue and towel, and water treatment. Ashland’s business consists of four reportable segments:  Ashland Specialty Ingredients; Ashland Water Technologies; Ashland Performance Materials and Ashland Consumer Markets.
Financial information about these segments for each of the fiscal years in the three-year period ended September 30, 2012 is set forth in Note Q of Notes to Consolidated Financial Statements in this annual report on Form 10-K, including sales, equity income, other income, operating income and assets. International data, such as sales from external customers, net assets and property, plant and equipment are set forth in Note Q as well.
Ashland Specialty Ingredients offers industry-leading products, technologies and resources for solving formulation and product-performance challenges in key markets including personal care, pharmaceutical, food and beverage, coatings, construction and energy. Using natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, Specialty Ingredients offers comprehensive and innovative solutions for today’s demanding consumer and industrial applications.
Ashland Water Technologies is a leading specialty chemicals supplier of process, utility and functional chemistries globally. It offers products and equipment technologies designed to help customers improve operational efficiencies, enhance product quality, protect plant assets and minimize environmental impact.
Ashland Performance Materials is a global leader in unsaturated polyester resins and epoxy vinyl ester resins, gelcoats, pressure-sensitive and structural adhesives, specialty coatings and elastomers. It also provides metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture.
Ashland Consumer Markets is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and car-care products. It operates and franchises more than 860 Valvoline Instant Oil Change™ centers in the United States. It markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants for cars with higher mileage engines; NextGen™ motor oil, created with 50-percent recycled, re-refined oil; SynPower™ synthetic motor oil; Eagle One™ and Car Brite™ automotive appearance products; and Zerex™ antifreeze.
At September 30, 2012, Ashland and its consolidated subsidiaries had approximately 15,000 employees (excluding contract employees).
Available Information – Ashland’s Internet address is http://www.ashland.com.  On this website, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5.  All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the Securities and Exchange Commission (SEC).  Ashland also makes available, free of charge on its website, its Corporate Governance Guidelines, Board Committee Charters, Director Independence Standards and code of business conduct that applies to Ashland’s directors, officers and employees.  These documents are also available in print to any shareholder who requests them.  Information contained on Ashland’s website is not part of this annual report on Form 10-K and is not incorporated by reference in this document.  The public may read and copy any materials Ashland files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ASHLAND SPECIALTY INGREDIENTS
Ashland Specialty Ingredients (Specialty Ingredients) offers industry-leading products, technologies and resources for solving formulation and product-performance challenges.  Using natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, Specialty Ingredients offers comprehensive and innovative solutions for consumer and industrial applications.
Key customers include pharmaceutical companies; makers of personal and home care products, food and beverages; manufacturers of paint, coatings and construction materials; and oilfield service companies. Certain customer relationships are significant, and the loss of any one of those customers could have a material adverse effect on the Specialty Ingredients segment.
Specialty Ingredients’ areas of expertise include: organic and synthetic chemistry, polymer chemistry, surface and colloid science, rheology, structural analysis and microbiology.
Specialty Ingredients’ solutions provide an array of properties, including: thickening and rheology control, water retention, adhesive strength, binding power, film formation, conditioning and deposition, colloid stabilization and suspension.
Specialty Ingredients is comprised of the following businesses:
Personal Care – The Personal Care business is comprised of the Oral Care, Hair Care, Skin Care and Home Care product lines.

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

•
Skin Care – Specialty Ingredients’ portfolio of skin care products help to firm, nourish, revitalize and smooth skin.  The Skin Care line also provides sun care products, including UV filters, water-resistant agents and thickeners.  Emulsifiers, emollients, preservatives and rheology modifiers complete the Skin Care product line.

•
Home Care – Specialty Ingredients’ portfolio of products and technologies are used in many types of cleaning applications, including fabric care, home care and dishwashing.  Specialty Ingredients’ products are used in a variety of applications for viscosity enhancement, particle suspension, rheology modification and stabilization.

Pharmaceutical & Nutrition Specialties – The Pharmaceutical & Nutrition Specialties business includes the Pharmaceutical and Food and Beverage product lines.

•	Pharmaceutical –

◦
Excipients and Tablet Coating Systems – Specialty Ingredients is a leading supplier of excipients and tablet coating systems to the pharmaceutical and nutraceutical industries. The excipients business offers a comprehensive range of polymers for use as tablet binders, superdisintegrants, sustained release agents and drug solubilizers, as well as a portfolio of fully formulated, one-step tablet coating systems for immediate-, sustained- and delayed-release applications.

◦
Specialty Products – Specialty Ingredients offers a select series of intermediate and active ingredients and functional polymers with applications in the pharmaceutical, nutraceutical and medical device industries.

•
Food and Beverage – Specialty Ingredients’ portfolio provides functional benefits in areas such as thickening, texture control, thermal gelation, structure enhancement, water binding, clarification and stabilization. Its core products include leading positions in cellulose gums and vinyl pyrrolidone polymers which are used in a wide range of offerings for bakery, beverage, dairy, desserts, meat products, pet food, prepared foods, sauces and savory products.

Coatings Specialties – The Coatings Specialties business is a recognized leader in rheology solutions for waterborne architectural paint and coatings.  Products include hydroxyethlcellulose (HEC), which provides thickening and application properties for interior and exterior paints, and nonionic synthetic associative thickeners (NSATs), which are APEO-free liquid synthetics for high-performance paint and industrial coatings. Specialty Ingredients complements its rheology offering with a broad portfolio of performance foam control agents, surfactants and wetting agents, dispersants, and pH neutralizers. In addition, the Coating Specialties business offers a comprehensive line of biocides and preservatives for paint, coatings and wood care.
Industrial Specialties – The Industrial Specialties business includes the Construction and Energy product lines.

•
Construction – Specialty Ingredients is a major producer and supplier of cellulose ethers and companion products for the construction industry.  These products control properties such as water retention, open time, workability, adhesion, stabilization, pumping, sag resistance, rheology properties, strength, appearance and performance in dry mortar formulations.

•
Energy – Specialty Ingredients is a leading global manufacturer of guar-, synthetic-, and cellulosic-based products for drilling fluids, oil well cement slurries, completion and workover fluids, fracturing fluids and production chemicals.  Specialty Ingredients offers the oil and gas industry solutions for drilling, stimulation, completion, cementing and production applications.

Performance Specialties – The Performance Specialties business provides products and services to over 30 industry-focused business segments.  It offers a broad spectrum of organo- and water-soluble polymers that are derived from both natural and synthetic resources.  Its product lines include derivatized cellulose polymers, synthetics, guar and guar derivatives that impart effective functionalities to serve a variety of industrial markets and specialized applications.  Performance Specialties also offers a comprehensive portfolio of 1,4 butanediol (BDO) and its derivatives including tetrahydrofuran (THF), N-Methylpyrrolidone (NMP) and gamma-Butyrolactone (BLO or GBL).  Many of the products within the Performance Specialties business function as performance additives that deliver high levels of end-user value in formulated products.  In other areas, such as plastics and textiles, Performance Specialties’ products function as a processing aid, improving the quality of end products and reducing manufacturing costs.
Specialty Ingredients’ cellulosics products were approximately 31% and 11% of Specialty Ingredients’ sales and Ashland’s consolidated sales, respectively, for fiscal 2012.
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
Specialty Ingredients markets and distributes its products and services directly and through third-party distributors in the Americas, Europe, the Middle East, Africa and Asia Pacific.

ASHLAND WATER TECHNOLOGIES
Ashland Water Technologies (Water Technologies) is a leading specialty chemicals supplier of process, utility and functional chemistries globally. Water Technologies offers products and equipment technologies designed to help customers improve operational efficiencies, enhance product quality, protect plant assets and minimize environmental impact.
To meet the diverse requirements of its customers, Water Technologies offers a range of services, including analytical and applications laboratories, customized program offerings and, through its StreamLink Specialty Chemicals business unit, a focused-service approach.
Key customers include pulp producers; printing and writing paper manufacturers; paperboard packaging producers; tissue and towel manufacturers; beverage manufacturers; canning operations; dairy factories; fruit and vegetable processors; mining and mineral processing operations; light and heavy industrial facilities; and municipalities. Certain customer relationships are significant, and the loss of any of those customers could have a material adverse effect on the Water Technologies segment.
Water Technologies’ chemical product lines include biocides, cleaners, coagulants and flocculants, converting additives, corrosion inhibitors, defoamers, deposit and scale inhibitors, internal and surface size agents, membrane treatments, odor inhibitors and neutralizers, oxygen scavengers, pulp mill additives, retention, drainage and clarification aids, tissue-making additives, wet- and dry-strength additives and wood adhesives.
Water Technologies is comprised of the following product lines:
Process Chemistries – Water Technologies manufactures and sells a broad array of process chemicals including deposit and scale control agents, defoamers, biocides, retention aids, frothers and collection aids, crepe and release additives and other process additives for markets including pulp and paper manufacturing, mining and extraction, food processing, power, oil refining, chemicals processing and general manufacturing.  These products are designed to deliver benefits such as enhanced operational efficiencies, system cleanliness and superior performance in a wide variety of manufacturing operations globally.
Utility Chemistries – Water Technologies offers specialized chemicals and consulting services for the utility water treatment market, which includes boiler water, cooling water, fuel and waste streams for the pulp and paper, food and beverage, commercial and institutional, power, oil refining, chemicals processing, general manufacturing and municipal waste-water treatment industries.  Water Technologies also manufactures and sells automated equipment, including performance-based feed and control systems, proprietary monitoring devices and remote system surveillance.  The utility products, services and equipment offerings are designed to protect plant assets and optimize energy, water and operational costs at customers’ facilities.

Functional Chemistries – Water Technologies offers specialty chemicals for the paper industry that impart specific properties such as wet or dry strength, liquid holdout and printability to the final paper or board.  Markets include packaging, tissue and towel, and printing and writing.  Products and technologies include internal and surface sizing agents and wet/dry strength additives.
Water Technologies operates throughout the Americas, Europe and Asia Pacific.  It has 30 manufacturing facilities in 17 countries and participates in two joint ventures.  Water Technologies has manufacturing plants in Macon and Savannah, Georgia; Chicopee, Massachusetts; Greensboro, North Carolina; Portland, Oregon; Houston, Texas; Franklin, Virginia; Beckley, West Virginia and Milwaukee, Wisconsin within the United States and Chester Hill, Australia; Beringen, Belgium; Americana, Leme and Paulinia, Brazil; Burlington, Canada; Beijing and Shanghai, China; Somercotes, England; Tampere, Finland; Krefeld and Sobernheim, Germany; Busnago, Italy; Mexico City, Mexico; Zwijndrecht, the Netherlands; Perm, Russia; Tarragona, Spain; Kim Cheon, South Korea; Helsingborg, Sweden and Nantou, Taiwan.  Through separate joint ventures, it has production facilities in Navi Mumbai, India and Seoul, South Korea.  Water Technologies also utilizes third-party tolling manufacturers and has assets for manufacturing at customer sites in Perawang, Indonesia and Fort Wayne, Indiana.
Water Technologies markets and distributes its products and services directly and through third-party distributors in the Americas, Europe, the Middle East, Africa and Asia Pacific.

ASHLAND PERFORMANCE MATERIALS
Ashland Performance Materials (Performance Materials) is a global leader in unsaturated polyester resins and epoxy vinyl ester resins, gelcoats, pressure-sensitive and structural adhesives, specialty coatings and elastomers. It also provides metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture. For additional information regarding this joint venture, see Note C of Notes to Consolidated Financial Statements in this annual report on Form 10-K.
Performance Materials’ composite resins; water-based and energy-curable coatings; pressure-sensitive adhesives; and elastomers are used in the construction, transportation, infrastructure, boatbuilding, and packaging and converting markets.
Key customers include manufacturers of residential and commercial building products, infrastructure engineers, wind blade manufacturers, pipe manufacturers, auto and truck makers, tire makers, commercial label printers, specialty film converters and boatbuilders.
Performance Materials is comprised of the following businesses:
Composites and Adhesives – The Composites and Adhesives business manufactures and sells a broad range of general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry.  Key markets include the transportation, construction, marine and infrastructure end markets.  Performance Materials’ composite products provide an array of functional properties including corrosion resistance, fire retardance, ultraviolet resistance, water and chemical resistance, high mechanical strength, impact and scratch resistance and high strength-to-weight ratios.
The Composites and Adhesives business also manufactures and sells adhesive solutions to the packaging and converting, building and construction, and transportation markets and manufactures and markets specialty coatings and adhesive solutions for use across multiple industries.  Key technologies and markets include: acrylic polymers for pressure-sensitive adhesives; urethane adhesives for flexible packaging applications; aqueous and radiation-curable adhesives and specialty coatings for printing and converting applications; emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives and butyl rubber tapes for commercial roofing applications; acrylic, polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, marine, recreational and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding.  Performance Materials’ adhesive products provide an array of functional properties including high-strength bonding, ease and speed of product assembly, heat and moisture resistance and design flexibility.
Elastomers – The Elastomers business, acquired as part of the acquisition of International Specialty Products Inc., is one of the largest suppliers in North America to the merchant market of high-quality styrene butadiene rubber (SBR).  It provides raw materials used in the manufacture of tires, flooring, shoe soles, adhesives and sealants, automotive parts and industrial rubber goods.  With a variety of product grades, the Elastomers business supplies SBR to a wide array of manufacturers.
Performance Materials’ composites products were approximately 54% and 10% of Performance Materials’ sales and Ashland’s total consolidated sales, respectively, for fiscal 2012.
Performance Materials operates throughout the Americas, Europe and Asia Pacific.  It has 24 manufacturing facilities in nine countries.  Composites and Adhesives has manufacturing plants in Fort Smith and Jacksonville, Arkansas; Los Angeles, California; Bartow, Florida; Calumet City, Illinois; Ashland and Columbus, Ohio; White City, Oregon; Neville Island and Philadelphia,

Pennsylvania; Piedmont, South Carolina; Neal, West Virginia and Oak Creek, Wisconsin within the United States and Aracariguama, Brazil; Kelowna, Canada; Changzhou and Kunshan, China; Kidderminster, England; Porvoo, Finland; Sauveterre, France; Miszewo, Poland; and Benicarló, Spain.  Elastomers has one manufacturing facility in Port Neches, Texas.  Performance Materials also provides toll manufacturing services to the ASK Chemicals GmbH joint venture through manufacturing facilities located in Changzhou, China.
Performance Materials markets and distributes its products directly and through third-party distributors in the Americas, Europe, the Middle East, Africa and Asia Pacific.

ASHLAND CONSUMER MARKETS
Ashland Consumer Markets is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and car-care products. It operates and franchises more than 860 Valvoline Instant Oil Change™ centers in the United States. It markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants for cars with higher mileage engines; NextGen™ motor oil, created with 50-percent recycled, re-refined oil; SynPower™ synthetic motor oil; Eagle One™ and Car Brite™ automotive appearance products; and Zerex™ antifreeze.
Key customers include retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors. Certain customer relationships are significant, and the loss of any one of those customers could have a material adverse effect on the Consumer Markets segment.
Consumer Markets is comprised of the following businesses:
Do It Yourself (DIY) – The DIY business sells Valvoline™ and other branded and private label products to consumers who perform their own auto maintenance.  These products are sold through retail auto parts stores such as AutoZone, O’Reilly’s, Advance Auto Parts, mass merchandisers such as Wal-Mart Stores, Inc., and warehouse distributors and their affiliated jobber stores such as NAPA and CARQUEST.
Installer Channels – The Installer Channels business sells branded products and services to installers (such as car dealers, general repair shops and quick lubes) and to auto auctions through a network of independent distributors and company-owned and operated “direct market” operations.  This business also sells to national accounts such as Goodyear, Monro and Sears.  In addition, this business includes distribution to quick lubes branded “Valvoline Express Care™,” which consists of 336 independently-owned and operated stores.
Valvoline Instant Oil Change (VIOC) – The Valvoline Instant Oil Change™ chain is the second largest franchise competitor in the U.S. “fast oil change” service business, providing Consumer Markets with a significant presence in the installer channels segment of the passenger car and light truck motor oil market.  As of September 30, 2012, 261 company-owned and 605 independently-owned and operated franchise VIOC centers were operating in 41 states.  VIOC centers offer customers an innovative computer-based preventive maintenance tracking system that allows service technicians to make service recommendations based primarily on manufacturers’ recommendations.
Commercial & Industrial (C&I) – The C&I business sells branded products and services to on-highway fleets, construction companies and original equipment manufacturers (OEMs) through company-owned and operated “direct market” operations, national accounts and a network of distributors.  The C&I business also maintains a strategic alliance with Cummins Inc. (Cummins) to distribute heavy duty lubricants to the commercial market, as well as smaller alliances with other global OEMs.
Valvoline International – Outside of North America, Valvoline International markets Valvoline™, Eagle One™, Zerex™ and other branded products through wholly-owned affiliates, joint ventures, licensees and independent distributors in 135 countries.  Valvoline International operates joint ventures with Cummins in Argentina, Brazil, China and India.  In addition, Valvoline International operates joint ventures with local entities in Colombia, Ecuador, Thailand and Venezuela.  Valvoline International markets products for both consumer and commercial vehicles and equipment and is served by company-owned plants in the United States, Australia and the Netherlands and by numerous third-party warehouses and toll manufacturers throughout the world.
Consumer Markets’ lubricants products were approximately 85% and 21% of Consumer Markets’ and Ashland’s total consolidated sales, respectively, for fiscal 2012.
Consumer Markets operates lubricant blending and packaging plants in Santa Fe Springs, California; Cincinnati, Ohio; East Rochester, Pennsylvania and Deer Park, Texas within the United States and Wetherill Park, Australia and Dordrecht, the Netherlands.  Automotive chemical manufacturing and distribution is conducted in Hernando, Mississippi.  Bulk blending and distribution facilities are located in College Park, Georgia; Willow Springs, Illinois and St. Louis, Missouri within the United States and Mississauga, Canada.  Distribution operations are conducted from centers located in College Park, Georgia; Willow Springs, Illinois; Noblesville, Indiana; St. Louis, Missouri; Cincinnati, Ohio and East Rochester, Pennsylvania within the United

States and through owned facilities in Birkenhead, United Kingdom and leased facilities in Sydney, Australia and Dordrecht, the Netherlands. Consumer Markets also uses property owned and operated by third-parties in Pasadena and Highlands, Texas in the United States and Roosendal, the Netherlands.
Additives and base oils constitute a large portion of the raw materials required to manufacture Consumer Markets’ products.  In addition to raw materials, Consumer Markets sources a significant portion of its packaging.

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
Federal, state and local laws and regulations relating to the protection of the environment have a significant impact on how Ashland conducts its businesses.  In addition, Ashland’s operations outside the United States are subject to the environmental laws of the countries in which they are located.  These laws include regulation of air emissions and water discharges, waste handling, remediation and product inventory, registration and regulation.  New laws and regulations may be enacted or adopted by various regulatory agencies globally.  The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.
At September 30, 2012, Ashland’s reserves for environmental remediation amounted to $228 million, reflecting Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering, technical and feasibility studies are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites is approximately $440 million.  No individual remediation location is material, as the largest reserve for any site is approximately 10% or less of the remediation reserve. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense, net of insurance receivables, amounted to $23 million in 2012, compared to $36 million in 2011 and $22 million in 2010.
Product Control, Registration and Inventory – Many of Ashland’s products and operations are subject to chemical control laws of the countries in which they are located.  These laws include regulation of chemical substances and inventories under the Toxic Substances Control Act (TSCA) in the United States and the Registration, Evaluation and Authorization of Chemicals (REACH) in Europe.  Under REACH, additional testing requirements, documentation, risk assessments and registrations are occurring and will continue to occur and may adversely affect Ashland’s costs of products produced in or imported into the European Union.  Examples of other product control regulations include right to know laws under the Global Harmonized System (GHS) for hazard communication, regulation of biocides under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) in the United States, the Biocidal Products Directive (BPD) in Europe, regulation of chemicals that contact food under the Food, Drug and Cosmetics Act in the United States, the Framework Regulation in Europe and other product control requirements for chemical weapons, drug procurers and import/export.  New laws and regulations may be enacted or adopted by various regulatory agencies globally.  The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.
Remediation – Ashland currently operates, and in the past has operated, various facilities at which, during the normal course of business, releases of hazardous substances have occurred.  Additionally, Ashland has known or alleged potential environmental liabilities at a number of third-party sites.  Federal and state laws, including but not limited to the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and various other remediation laws, require that contamination caused by hazardous substance releases be assessed and, if necessary, remediated to meet applicable standards.  Some of these laws also provide for liability for related damage to natural resources, and claims for alleged property and personal injury damage can also arise related to contaminated sites.  Laws in other jurisdictions in which Ashland operates require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.
Air – In the United States, the Clean Air Act (CAA) imposes stringent limits on facility air emissions, establishes a federally mandated operating permit program, allows for civil and criminal enforcement actions and sets limits on the volatile or toxic content of many types of industrial materials and consumer products.  The CAA establishes national ambient air quality standards (NAAQS) with attainment deadlines and control requirements based on the severity of air pollution in a given geographical area.  Various state clean air acts implement, complement and, in many instances, add to the requirements of the federal CAA.  The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland’s businesses and, in many cases, on product formulation and other long-term business decisions.  Other countries where Ashland operates also have laws and regulations relating to air quality.  Ashland’s businesses maintain numerous permits and emission control devices pursuant to these clean air laws.
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
Solid Waste – Ashland’s businesses are subject to various laws relating to and establishing standards for the management of hazardous and solid waste.  In the United States, Ashland’s facilities are subject to RCRA and its regulations governing generators of hazardous waste.  Ashland has implemented systems to oversee compliance with the RCRA regulations.  In addition to regulating current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the storage of regulated substances in underground tanks.  Ashland has or has retained the remediation liability for certain facilities subject to these regulations.  Other countries where Ashland operates also have laws and regulations relating to hazardous and solid waste, and Ashland has systems in place to oversee compliance.
Water – Ashland’s businesses maintain numerous discharge permits.  In the United States, such permits may be required by the National Pollutant Discharge Elimination System of the Clean Water Act and similar state programs.  Other countries have similar laws and regulations requiring permits and controls relating to water discharge.
Climate Change and Related Regulatory Developments – Ashland has been collecting energy use data and calculating greenhouse gas (GHG) emissions for many years.  For the past few years, Ashland has been evaluating the potential impacts from both climate change and the anticipated GHG regulations to facilities, products and other business interests, as well as the strategies commonly considered by the industrial sector to reduce the potential impact of these risks.  These risks are generally grouped as impacts from legislative, regulatory and international developments, impacts from business and investment trends and impacts to company assets from the physical effects of climate change.  Current North American, European and other regional regulatory developments are not expected to have a material effect on Ashland’s operations, although some facilities are subject to promulgated rules.  Business and investment trends are expected to drive an increase in the demand for products that improve energy efficiency, reduce energy use and increase the use of renewable resources.  At this time, Ashland cannot estimate the impact of this expected demand increase to its businesses.  Physical effects from climate change have the potential to affect Ashland’s assets in areas prone to sea level rise or extreme weather events much as they do the general public and other businesses.  Due to the uncertainty of these matters, Ashland cannot estimate the impact at this time of GHG-related developments on its operations or financial condition.
Competition
Specialty Ingredients, Water Technologies and Performance Materials compete in the highly fragmented specialty chemicals industry.  The participants in the industry offer a varied and broad array of product lines designed to meet specific customer requirements.  Participants compete with individual and service product offerings on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served.  Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers, customer service, industry knowledge and technical capability.  Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility.  The industry has become increasingly global as participants have focused on establishing and maintaining leadership positions outside of their home markets.  Many of these segments’ product lines face domestic and international competitive factors, including industry consolidation, pricing pressures and competing technologies.

Consumer Markets competes in the highly competitive automotive lubricants and consumer products car care businesses, principally through its offerings of premium products and services primarily under the Valvoline™ family of trademarks, coupled with strong brand marketing, customer support and distribution capabilities.  Some of the major brands of motor oils and lubricants with which Consumer Markets competes globally are Castrol†, Mobil† and Pennzoil†.  In the “fast oil change” business, Consumer Markets competes with other leading independent fast lube chains on a national, regional or local basis, as well as automobile dealers and service stations.  Important competitive factors for Consumer Markets in the “fast oil change” market include Valvoline’s brand recognition; maintaining market presence through Valvoline Instant Oil Change™ and Valvoline Express Care™ outlets; and quality and speed of service, location, convenience, sales promotions and other value-add elements.
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
Raw Materials
Ashland purchases its raw materials from multiple sources of supply in the United States and foreign countries, and believes that raw material supplies will be available in quantities sufficient to meet demand in fiscal 2013. All of Ashland’s business segments were impacted to varying degrees in fiscal 2012 by the volatility of raw materials costs, and these conditions may continue in fiscal 2013.
Research and Development
Ashland’s program of research and development is focused on defining the needs of the marketplace and framing those needs into technology platforms. Ashland has the capability to deliver and develop the intellectual property required to grow and protect those platforms.  Ashland is focused on developing new chemistries, market-changing technologies and customer driven solutions at numerous technology centers located in the Americas, Europe and the Asia Pacific region.  Research and development costs are expensed as they are incurred and totaled $137 million in fiscal 2012 ($80 million in 2011 and $78 million in 2010).
Seasonality
Ashland’s business may vary due to seasonality. Ashland’s business segments typically experience stronger demand during warmer weather months, which generally occur during Ashland’s third and fourth quarters.
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are not historical facts and generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “is likely,” “predicts,” “may,” “will,” “should,” and “intends” and the negative of these words or other comparable terminology. Although Ashland believes that its expectations are based on reasonable assumptions, such expectations are subject to risks and uncertainties that are difficult to predict and may be beyond Ashland’s control.  As a result, Ashland cannot assure that the expectations contained in such statements will be achieved.  Important factors that could cause actual results to differ materially from those contained in such statements are discussed under “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements in this annual report on Form 10-K.  For a discussion of other factors and risks that could affect Ashland’s expectations and operations, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

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

Adverse developments in the global economy and potential disruptions of financial markets could negatively impact Ashland’s customers and suppliers, and therefore have a negative impact on Ashland’s revenues and profitability.
A global or regional economic downturn may reduce customer demand or inhibit Ashland’s ability to produce and sell products. Ashland’s business and operating results have been and will continue to be sensitive to global and regional economic downturns, credit market tightness, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates and other challenges that can affect the global economy. During an adverse event, Ashland’s customers may experience deterioration of their businesses, reduced demand for their products, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers might delay or cancel plans to purchase products and may not be able to fulfill their obligations to Ashland in a timely fashion. Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to Ashland. If the current weakness in much of the global economy continues for an extended period or deepens significantly, Ashland’s business, results of operations, financial condition and ability to grow could be negatively impacted.
The competitive nature of Ashland’s markets may delay or prevent the Company from passing increases in raw materials costs on to its customers. In addition, certain of Ashland’s suppliers may be unable to deliver products or raw materials or may withdraw from contractual arrangements. The occurrence of either event could adversely affect Ashland’s results of operations.
Rising and volatile raw material prices, especially those of hydrocarbon derivatives, guar, cotton linters or wood pulp, may negatively impact Ashland’s costs. Similarly, energy costs are a significant component of certain of Ashland’s product costs. Ashland is not always able to raise prices in response to such increased costs, and its ability to pass on the costs of such price increases is dependent upon market conditions.
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
Ashland operates in highly competitive markets, competing against a number of domestic and foreign companies. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service, as well as the ability to bring innovative products or services to the marketplace. Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility. As a result, these competitors may be better able to withstand changes in conditions within the relevant industry, changes in the prices of raw materials and energy and changes in general economic conditions. In addition, competitors’ pricing decisions could compel Ashland to decrease its prices, which could negatively affect its margins and profitability. Additional competition in markets served by Ashland could adversely affect margins and profitability and could lead to a reduction in market share. Also, Ashland competes in certain markets that are declining and has targeted other markets for growth opportunity. If Ashland’s strategies for dealing with declining markets and leveraging opportunity markets are not successful, its results of operations could be negatively affected.
Ashland’s substantial global operations subject it to risks of doing business in foreign countries, which could adversely affect its business, financial condition and results of operations.
Nearly one half of Ashland’s net sales for fiscal 2013 are expected to be to customers outside of North America. Ashland expects sales from international markets to continue to represent an even larger portion of the Company’s net sales in the future. Ashland has approximately 45 manufacturing facilities located outside of the United States. Accordingly, Ashland’s business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions.
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
Certain legal and political risks are also inherent in the operation of a company with Ashland’s global scope. For example, it may be more difficult for Ashland to enforce its agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where Ashland operates. In certain countries or regions, terrorist activities and the response to such activities may threaten Ashland’s operations more than in those in the United States. Social and cultural norms in certain countries may not support compliance with Ashland’s corporate policies. Also, changes in general economic and political conditions in countries where Ashland operates, particularly in Europe, the Middle East and emerging markets, are a risk to Ashland’s financial performance.
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
New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Ashland’s cost of doing business and restrict its ability to operate its business or execute its strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, regulations issued by the U.S. Food and Drug Administration (and analogous non-U.S. agencies) affecting Ashland and its customers, compliance with The U.S. Foreign Corrupt Practices Act (and analogous non-U.S. laws) and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder.
Ashland’s business exposes it to potential product liability claims and recalls, which could adversely affect its financial condition and performance.
The development, manufacture and sale of specialty chemical products by Ashland, including products produced as food or personal care ingredients or with pharmaceutical and nutritional supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability claim or judgment against Ashland could also result in substantial and unexpected expenditures, affect consumer or customer confidence in its products, and divert management’s attention from other responsibilities. Although Ashland maintains product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that Ashland will be able to continue to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured product liability judgment against Ashland could have a material adverse effect on its results of operations and financial condition.
Ashland’s success depends upon its ability to attract and retain key employees and the identification and development of talent to succeed senior management.
Ashland’s success depends on its ability to attract and retain key personnel, and Ashland relies heavily on its management team. The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect Ashland’s operations. Also, approximately one-third of Ashland’s U.S. based employees will be retirement-eligible within the next five years, which increases the risk that key employees could leave the Company. This risk of unwanted employee turnover also exists in developing markets which Ashland has targeted for growth, especially in Asia, South America and Eastern Europe. In addition, because of its reliance on its management team, Ashland’s future success depends, in part, on its ability to identify and develop talent to succeed its senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critical to the successful implementation of Ashland’s strategies.
Business disruptions could seriously harm Ashland’s operations and financial performance.
Business disruptions, including those related to operating hazards inherent with the production of chemicals, natural disasters, severe weather conditions, supply disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, terrorist attacks, armed conflict, war, pandemic diseases, fires, floods or other catastrophic events, could seriously harm Ashland’s operations, as well as the operations of its customers and suppliers, and adversely impact Ashland’s financial performance. Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for Ashland’s products, make it difficult or impossible for Ashland to manufacture its products or deliver products and services to its customers or to receive raw materials from suppliers, or create delays and inefficiencies in the supply chain.
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

Failure to develop and market new products and production technologies could impact Ashland’s competitive position and have an adverse effect on its revenues and profitability.
The specialty chemicals industry is subject to periodic technological change and ongoing product improvements. In order to maintain margins and remain competitive, Ashland must successfully develop and introduce new products or improvements that appeal to its customers, and ultimately to global consumers. Ashland plans to grow earnings, in part, by focusing on developing markets and solutions to meet increasing demand in those markets, including demand for personal care and pharmaceutical products. Ashland’s efforts to respond to changes in consumer demands in a timely and cost-efficient manner to drive earnings could be adversely affected by difficulties or delays in product development, including the inability to identify viable new products, successfully complete research and development, obtain regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products. Due to the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products Ashland is currently developing, or could develop in the future, will achieve substantial commercial success.
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
Ashland’s ability to realize the anticipated benefits of the ISP acquisition will depend, in part, on its ability to integrate the businesses of ISP successfully and efficiently with Ashland’s businesses. The combination of two independent companies is a complex, costly and time-consuming process. ISP does not utilize an SAP™ enterprise resource planning system (ERP). Extensive planning is underway to support the effective implementation of the ERP system in the former ISP businesses; however, such implementations carry certain risks, including potential business interruption with the associated adverse impact on operating income. The failure of the combined company to realize any of the anticipated benefits of the ISP acquisition could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect Ashland’s business or results of operations. Such benefits also may not be achieved within the anticipated time frame or at all.
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
Primarily as a result of the acquisition of ISP, Ashland incurred a substantial amount of debt. Ashland’s substantial indebtedness could adversely affect its business, results of operations and financial condition by, among other things:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
Ashland’s corporate headquarters is located in Covington, Kentucky.  Principal offices of other major operations are located in Wilmington, Delaware (Specialty Ingredients and Water Technologies); Wayne, New Jersey (Specialty Ingredients); Dublin, Ohio (Performance Materials); Lexington, Kentucky (Consumer Markets); Hyderabad, India (Specialty Ingredients); Züg, Switzerland (Specialty Ingredients); and Barendrecht, the Netherlands; Shanghai, China; and Schaffhausen, Switzerland (shared service centers of Ashland’s business segments).  All of these offices are leased, except for portions of the Dublin, Ohio facilities that are owned.  Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described within the appropriate business segment under “Item 1” in this annual report on Form 10-K.  All of Ashland’s physical properties are owned or leased.  Ashland believes its physical properties are suitable and adequate for the Company’s business.  Additional information concerning certain leases may be found in Note K of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

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
Environmental Proceedings
(1)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of September 30, 2012, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 78 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
(2)    Hopewell, Virginia Clean Air Act Compliance Inspection – In April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act (CAA) compliance inspection by the USEPA and the Virginia Department of Environmental Quality (VADEQ).  In April 2008, the results of the inspection were provided to Hercules.  The inspection uncovered areas of potential noncompliance with air emissions regulations.  The parties have entered into a final consent decree pursuant to which Hercules was assessed a penalty of $175,000 and required to take certain remedial actions. The court approved the consent decree in November 2012.
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
(4)    Jefferson Borough, Pennsylvania Consent Decree Matter – In October 2012, the USEPA notified Hercules of an alleged violation by Hercules of a 1992 Consent Decree concerning the Resin Disposal Superfund Site located in Jefferson Borough, Pennsylvania. Specifically, the USEPA has alleged (i) that there were three uncontrolled releases in 2011 to the soil, ground water and /or surface water from an on-site treatment system, (ii) that Hercules failed to timely notify the USEPA of such releases, and (iii) that the failure to notify and consult with the USEPA violated the Consent Decree. Hercules has invoked the informal dispute resolution provisions under the Consent Decree. While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see “Management’s Discussion and Analysis – Application of Critical Accounting Policies – Environmental remediation and asset retirement obligations” and Note N of Notes to Consolidated Financial Statements in this annual report on Form 10-K.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2012. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND
The following is a list of Ashland’s executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer and the current members of Ashland’s Executive Committee).
JAMES J. O’BRIEN (age 58) is Chairman of the Board, Chief Executive Officer and a Director of Ashland and has served in such capacities since 2002.
LAMAR M. CHAMBERS (age 58) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since 2008.  During the past five years, he has also served as Vice President and Controller of Ashland.
PETER J. GANZ (age 50) is Senior Vice President, General Counsel and Secretary of Ashland and has served as Senior Vice President and General Counsel since July 2011 and Secretary since November 2012.  During the past five years, he has also served as a partner with Sedgwick LLP, an international law firm, and as Executive Vice President, General Counsel and Secretary of Foster Wheeler AG, a global engineering and construction contractor and power equipment supplier.
SUSAN B. ESLER (age 51) is Vice President and Chief Human Resources and Communications Officer of Ashland and has served in such capacities since 2006 and July 2011, respectively.  During the past five years, she has also served as Vice President, Human Resources and Communications of Ashland.
THEODORE L. HARRIS (age 47) is Senior Vice President and President, Global Supply Chain of Ashland; and President of Performance Materials and has served in such capacities since July 2011, 2008 and 2009, respectively.  During the past five years, he has also served as Vice President of Ashland; President of Environmental, Health and Safety and Information Technology; President of Ashland Distribution and General Manager of the Composite Polymers Division of Ashland.
J. WILLIAM HEITMAN (age 58) is Vice President and Controller of Ashland and has served in such capacities since 2008.  During the past five years, he has also served as Controller of the North American Operations of The Goodyear Tire & Rubber Company, where he was responsible for accounting, control and financial services.
SAMUEL J. MITCHELL, JR. (age 51) is Senior Vice President of Ashland and President of Consumer Markets and has served in such capacities since July 2011 and 2002, respectively.  During the past five years, he has also served as Vice President of Ashland.
JOHN E. PANICHELLA (age 53) is Senior Vice President and Group Operating Officer of Ashland and President of Specialty Ingredients. He has served as Senior Vice President and President of Specialty Ingredients since 2011, and Group Operating Officer since September 2012.  During the past five years, he has also served as Vice President of Ashland, President of Ashland Aqualon Functional Ingredients and Vice President and President-Aqualon Division of Hercules.
STEVEN E. POST (age 58) is Vice President, Operations and Environmental, Health and Safety of Ashland and has served in such capacities since October 2011.  During the past five years, he has also served as Senior Vice President, Operations-Specialty Chemicals for ISP’s global manufacturing operations.
ANNE T. SCHUMANN (age 52) is Vice President and Chief Information and Administrative Services Officer of Ashland and has served in such capacities since 2008 and 2009, respectively.  During the past five years, she has also served as Vice President, Acquisition Integration of Ashland and Vice President, Information Technology and Human Resources of Hercules.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
See Quarterly Financial Information on page F-51 for information relating to market price and dividends of Ashland’s Common Stock.
At October 31, 2012, there were approximately 14,850 holders of record of Ashland’s Common Stock.  Ashland Common Stock is listed on the New York Stock Exchange (NYSE) (ticker symbol ASH) and has trading privileges on NASDAQ.
There were no sales of unregistered securities required to be reported under Item 5 of Form 10-K. Ashland made no purchases of Ashland Common Stock during the fourth quarter of fiscal 2012.

FIVE-YEAR TOTAL RETURN PERFORMANCE GRAPH
The following graph compares Ashland’s five-year cumulative total shareholder return with the cumulative total return of S&P 500† large-cap index, S&P MidCap 400† index and one peer group of companies. Ashland was listed in the S&P 500† index until November 2008 and is now listed in the S&P MidCap 400† index. The cumulative total shareholder return for each of these groups assumes the reinvestment of dividends.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASHLAND, S&P 500† LARGE-CAP INDEX, S&P MIDCAP 400† INDEX AND PEER GROUP

	2007	2008	2009	2010	2011	2012
Ashland	100	50	75	90	78	129
S&P 500† (large-cap)	100	78	73	80	81	105
S&P MidCap 400†	100	83	81	108	94	121
Peer Group - Materials	100	80	77	86	80	105
The peer group consists of the following industry indices:

•	Peer Group – Materials: S&P 500† Materials (large-cap) and S&P MidCap 400† Materials. As of September 30, 2012, this peer group consisted of 59 companies.

ITEM 6.  SELECTED FINANCIAL DATA
See Five-Year Selected Financial Information on page F-53.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-36.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Quantitative and Qualitative Disclosures about Market Risk on page M-35.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures – As of September 30, 2012, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2012.
Internal Control Over Financial Reporting – See Management’s Report on Internal Control Over Financial Reporting on page F-2 and the Report of Independent Registered Public Accounting Firm on page F-3.
Changes in Internal Control Over Financial Reporting – As a result of the acquisition of ISP in August 2011, Ashland has expanded its internal controls over financial reporting during 2012 to include these operations. Management’s Report on Internal Control over Financial Reporting as of September 30, 2012 now covers the evaluation of internal controls over the operations of ISP. There has been no change in Ashland’s internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, Ashland’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There is hereby incorporated by reference the information to appear under the captions “Election of Directors” in Ashland’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2012.  See also the list of Ashland’s executive officers and related information under “Executive Officers of Ashland” in Part I - Item X in this annual report on Form 10-K.
There is hereby incorporated by reference the information to appear under the caption “Corporate Governance - Governance Principles” in Ashland’s Proxy Statement.
There is hereby incorporated by reference the information to appear under the caption “Corporate Governance - Shareholder Nominations of Directors” in Ashland’s Proxy Statement.

There is hereby incorporated by reference the information to appear under the caption “Audit Committee Report” regarding Ashland’s audit committee and audit committee financial experts, as defined under Item 407(d)(4) and (5) of Regulation S-K in Ashland’s Proxy Statement.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information to appear under the captions “Ashland Common Stock Ownership of Certain Beneficial Owners,” “Ashland Common Stock Ownership of Directors and Executive Officers of Ashland,” “Compensation of Directors – Annual Retainer,” “Executive Compensation – Nonqualified Deferred Compensation” and “Equity Compensation Plan Information” in Ashland’s Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There is hereby incorporated by reference the information to appear under the captions “Corporate Governance – Director Independence and Certain Relationships,” “Related Person Transaction Policy,” and “Audit Committee Report” in Ashland’s Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
There is hereby incorporated by reference the information with respect to principal accounting fees and services to appear under the captions “Audit Committee Report” and “Ratification of Independent Registered Public Accountants” in Ashland’s Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report
(1) and (2) Financial Statements and Financial Schedule
(3) See Item 15(b) in this annual report on Form 10-K
The consolidated financial statements and financial schedule of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.
Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements for unconsolidated affiliates required by Rule 3-09 of Regulation S-X, if any, will be filed as an amendment to this annual report on Form 10-K within the time frame required after the end of the investee’s fiscal year. Summarized financial information for all unconsolidated affiliates is disclosed in Note E of Notes to Consolidated Financial Statements.
(b) Documents required by Item 601 of Regulation S-K

3.1	–
Third Restated Articles of Incorporation of Ashland and amendment thereto effective February 3, 2009 (filed as Exhibit 3.1 to Ashland’s Form 10-Q for the quarter ended December 31, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

3.2	–	By-laws of Ashland, effective as of June 30, 2005 (filed as Exhibit 3(ii) to Ashland’s Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 001-32532), and incorporated herein by reference).

4.1	–
Ashland agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of Ashland and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the SEC.

4.2	–
Indenture, dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland Inc. and Citibank, N.A., as Trustee (filed as Exhibit 4.2 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

4.3	–
Agreement of Resignation, Appointment and Acceptance, dated as of November 30, 2006, by and among Ashland Inc., Wilmington Trust Company (Wilmington) and Citibank, N.A. (Citibank) whereby Wilmington replaced Citibank as Trustee under the Indenture dated as of August 15, 1989, as amended and restated as of August 15, 1990, between Ashland Inc. and Citibank (filed as Exhibit 4 to Ashland’s Form 10-Q for the quarter ended December 31, 2006 (SEC File No. 001-32532), and incorporated herein by reference).

4.4	–
Indenture, dated May 27, 2009, by and among Ashland Inc., the Guarantors and U.S. Bank National Association (filed as Exhibit 4.1 to Ashland’s Form 10-Q for the quarter ended June 30, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

4.5	–
Warrant Agreement dated July 27, 1999 between Hercules and The Chase Manhattan Bank, as warrant agent (filed as Exhibit 4.4 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.6	–	Form of Series A Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.5 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.7	–	Form of CRESTSSM Unit (filed as Exhibit 4.7 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.8	–	Form of Warrant (filed as Exhibit 4.8 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.9	–
Indenture, dated as of August 7, 2012, between Ashland Inc. and U.S. Bank N.A., as Trustee (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on September 21, 2012 (SEC File No. 001-32532), and incorporated herein by reference).

4.10	–
Registration Rights Agreement, dated as of August 7, 2012, between Ashland Inc. and Citigroup Global Markets Inc., as representative of the several Initial Purchasers (filed as Exhibit 4.2 to Ashland’s Form 8-K filed on September 21, 2012 (SEC File No. 001-32532), and incorporated herein by reference).

The following Exhibits 10.1 through 10.21 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulation S-K.

10.1	–
Ashland Inc. Deferred Compensation Plan for Non-Employee Directors and Amendment No. 1 (filed as Exhibit 10.5 to Ashland’s Form 10-Q for the quarter ended December 31, 2004 (SEC File No. 001-02918), and incorporated herein by reference).

10.2	–
Ashland Inc. Deferred Compensation Plan and Amendment No. 1 (filed as Exhibit 10.3 to Ashland’s Form 10-Q for the quarter ended December 31, 2004 (SEC File No. 001-02918), and incorporated herein by reference).

10.3	–
Amended and Restated Ashland Inc. Deferred Compensation Plan for Employees (2005) (filed as Exhibit 10.3 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

10.4	–
Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005) (filed as Exhibit 10.4 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

10.5	–
Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (filed as Exhibit 10.5 to Ashland’s Form 10-K for the fiscal year ended September 30, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.6	–
Ashland Supplemental Defined Contribution Plan for Certain Employees (filed as Exhibit 10.3 to Ashland’s Form 10-Q for the quarter ended March 31, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.7	–
Amended and Restated Ashland Inc. Nonqualified Excess Benefit Pension Plan (filed as Exhibit 10.6 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

10.8	–
Hercules Incorporated Employee Pension Restoration Plan (filed as Exhibit 10.9 to Ashland’s Form 10-K for the fiscal year ended September 30, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.9	–	Form of Chief Executive Officer Change in Control Agreement (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on January 7, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.10	–	Form of Executive Officer Change in Control Agreement (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on January 7, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.11	–
Form of Executive Officer Change in Control Agreement, effective for agreements entered into after July 2009 (filed as Exhibit 10.11 to Ashland’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.12	–	Ashland Inc. Severance Pay Plan (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on January 7, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.13	–
Employment Agreement between Ashland and John E. Panichella (filed as Exhibit 10.14 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532), and incorporated herein by reference).

10.14	–
Form of Indemnification Agreement between Ashland and members of its Board of Directors (filed as Exhibit 10.10 to Ashland’s annual report on Form 10-K for fiscal year ended September 30, 2005 (SEC File No. 001-32532), and incorporated herein by reference).

10.15	–
Amended and Restated Ashland Inc. Incentive Plan (filed as Exhibit 10.17 to Ashland’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 001-32532), and incorporated herein by reference).

10.16	–	2006 Ashland Inc. Incentive Plan (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended December 31, 2005 (SEC File No. 001-32532), and incorporated herein by reference).

10.17	–	2011 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 1, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.18	–	Form of Stock Appreciation Rights Award Agreement (filed as Exhibit 10.4 to Ashland’s Form 10-Q for the quarter ended March 31, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.19	–	Form of Performance Unit (LTIP) Award Agreement (filed as Exhibit 10.5 to Ashland’s Form 10-Q for the quarter ended March 31, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.20	–	Form of Restricted Stock Award Agreement (filed as Exhibit 10.6 to Ashland’s Form 10-Q for the quarter ended March 31, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.21	–	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.22 to Ashland’s Form 10-K for the fiscal year ended September 30, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.22	–
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

10.23	–
Master Formation Agreement dated July 15, 2010, among Ashland, Süd-Chemie Aktiengesellschaft and Ashland-Südchemie-Kernfest GmbH filed as Exhibit 10.26 to Ashland’s Form 10-K for the fiscal year ended September 30, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.24	–
Master Contribution and Sale Agreement dated July 15, 2010, among Ashland, Ashland International Holdings, Inc., Süd-Chemie Aktiengesellschaft, Tecpro Holding Corporation Inc. and Ashland-Südchemie-Kernfest GmbH (filed as Exhibit 10.27 to Ashland’s Form 10-K for the fiscal year ended September 30, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.25	–
Shareholders’ Agreement effective November 30, 2010 by and between Süd-Chemie Aktiengesellschaft and Süd-Chemie Finance GmbH and Ashland and Ashland International Holdings, Inc. (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended December 31, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.26	–
Agreement of Purchase and Sale dated November 5, 2010, by and between Ashland Inc. and TPG Accolade, LLC (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on November 10, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.27	–
Amendment Agreement dated March 31, 2011, by and between Ashland and Nexeo Solutions, LLC, formerly known as TPG Accolade, LLC (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on April 5, 2011 (SEC File No. 001-32532), and incorporated herein by reference).

10.28	–
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

10.29	–
Transfer and Administration Agreement, dated as of August 31, 2012, among CVG Capital III LLC, Ashland Inc., Hercules Incorporated, Aqualon Company, ISP Technologies Inc., ISP Synthetic Elastomers LLC, and each other entity from time to time party thereto as an Originator, as Originators, Ashland Inc., as initial Master Servicer, each of Liberty Street Funding LLC, Market Street Funding LLC and Gotham Funding Corporation, as Conduit Investors and Uncommitted Investors, The Bank of Nova Scotia, as the Agent, a Letter of Credit Issuer, a Managing Agent, an Administrator and a Committed Investor, and the Letter of Credit Issuers, Managing Agents, Administrators, Uncommitted Investors and Committed Investors parties thereto from time to time (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 7, 2012 (SEC File No. 001-32532), and incorporated herein by reference).

10.30	–
Sale Agreement, dated as of August 31, 2012, among Ashland Inc., Hercules Incorporated, Aqualon Company, ISP Technologies Inc., ISP Synthetic Elastomers LLC and CVG Capital III LLC (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on September 7, 2012 (SEC File No. 001-32532), and incorporated herein by reference).

10.31	–
Parent Undertaking, dated as of August 31, 2012, by Ashland Inc. in favor of The Bank of Nova Scotia and the Secured Parties (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on September 7, 2012 (SEC File No. 001-32532), and incorporated herein by reference).

11**	–	Computation of Earnings Per Share (appearing in Note A of Notes to Consolidated Financial Statements in this annual report on Form 10-K).

12**	–	Computation of Ratio of Earnings to Fixed Charges.

21**	–	List of Subsidiaries.

23.1**	–	Consent of PricewaterhouseCoopers LLP.

23.2**	–	Consent of Hamilton, Rabinovitz & Associates, Inc.

24**	–	Power of Attorney.

31.1**	–	Certification of James J. O’Brien, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	–	Certification of Lamar M. Chambers, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	–	Certification of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Income for years ended September 30, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets at September 30, 2012 and 2011; (iii) Statements of Consolidated Stockholders’ Equity at September 30, 2012, 2011 and 2010; (iv) Statements of Consolidated Cash Flows for years ended September 30, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**Filed herewith.
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
By:
/s/ Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer
Date: November 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 19, 2012.

Signatures	Capacity

/s/ James J. O’Brien	Chairman of the Board, Chief Executive Officer and Director
James J. O’Brien	(Principal Executive Officer)

/s/ Lamar M. Chambers	Senior Vice President and Chief Financial Officer
Lamar M. Chambers	(Principal Financial Officer)

/s/ J. William Heitman	Vice President and Controller
J. William Heitman	(Principal Accounting Officer)

*	Director
Brendan M. Cummins

*	Director
Roger W. Hale

*	Director
Kathleen Ligocki

*	Director
Vada O. Manager

*	Director
Barry W. Perry

*	Director
Mark C. Rohr

*	Director
George A. Schaefer, Jr.

*	Director
Janice J. Teal, Ph.D.

*	Director
John F. Turner

*	Director
Michael J. Ward

*By:	/s/ Peter J. Ganz
Peter J. Ganz
Attorney-in-Fact

Date:	November 19, 2012

This page intentionally left blank.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2012, 2011 and 2010.

BUSINESS OVERVIEW
Ashland profile
Ashland is a leading, global specialty chemical company that provides products, services and solutions that meet customers’ needs throughout a variety of industries in more than 100 countries.  Ashland’s chemistry is used in a wide variety of markets and applications, including architectural coatings, automotive, construction, energy, food and beverage, personal care, pharmaceutical, tissue and towel, and water treatment.  With approximately 15,000 employees worldwide, Ashland serves customers in more than 100 countries.
Ashland’s sales generated outside of North America were 47% in 2012, 46% in 2011 and 44% in 2010.  Sales by region expressed as a percentage of total consolidated sales were as follows:

Sales by Geography	2012	2011	(a)	2010
North America (b)	53%	54%		56%
Europe	27%	26%		25%
Asia Pacific	13%	13%		12%
Latin America & other	7%	7%		7%
	100%	100%		100%

(a)    Sales from the acquired operations of International Specialty Products Inc. (ISP) are included from the acquired date of August 23, 2011 and forward.
(b)    Ashland includes only U.S. and Canada in its North America designation.

Business segments
Ashland’s reporting structure is composed of four reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  For further descriptions of each business segment, see “Results of Operations – Business Segment Review” beginning on page M-12.
The contribution to sales by each business segment expressed as a percentage of total consolidated sales were as follows:

Sales by Business Segment	2012	2011	(a)	2010
Specialty Ingredients	35%	20%		16%
Water Technologies	21%	29%		31%
Performance Materials	19%	21%		22%
Consumer Markets	25%	30%		31%
	100%	100%		100%

(a)    Sales from the acquired operations of ISP are included from the acquired date of August 23, 2011 and forward.

KEY DEVELOPMENTS
During 2012 and other previous periods, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Economic environment
The worldwide economy has been sluggish during the current year as many regions dealt with reduced economic growth. Despite this environment, Ashland’s current financial performance on a comparable basis has benefited from gross profit margin improvement that has resulted from (i) pricing increases, which generally have been made to offset raw material costs, (ii) certain lower margin volume contracts that have been divested or eliminated in order to focus on maintaining higher margin products and (iii) enhancing Ashland’s product offerings and positions in key markets. In addition, increased earnings have resulted from various cost reduction programs that have been implemented to reduce the overall cost structure. Ashland continues to emphasize cost management in order to meet the financial goals for each business.
Acquisitions/Divestitures
During the last several years, Ashland has completed the transformation of its overall business into a global specialty chemical company. Much of this transformation has occurred due to significant acquisition and divestiture activity. The following discussion outlines the key acquisitions and divestitures during 2012, 2011 and 2010 that contributed to this transformation.
Synlubes business divestiture
In January 2012, Ashland completed the sale of its aviation and refrigerant lubricants business, a polyol/ester-based synlubes (Synlubes) business previously included within the Water Technologies business segment, to Monument Chemical Inc., a Heritage Group Company.  Annual sales of the business were approximately $50 million.  Total net assets related to this business totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The transaction resulted in a pretax loss of less than $1 million recognized during 2012.
PVAc business divestiture
In January 2012, Ashland completed the sale of its polyvinyl acetate homopolymer and copolymer (PVAc) business previously included within the Performance Materials business segment to Celanese Corporation.  Annual sales of the business were approximately $45 million.  Total net assets related to this business totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The sale included the transfer of the PVAc business, inventory and related technology, but did not include any real estate or manufacturing facilities.  Ashland’s PVAc business included two brands, Flexbond™ and Vinac™ emulsions.  To support the transition, the products are being temporarily toll manufactured by Ashland for Celanese Corporation.  The transaction resulted in a pretax gain of $2 million recognized during 2012.
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
Distribution divestiture
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business, which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million during 2011.  The tax effects on the gain were partially offset by a $72 million release of tax valuation allowances on a capital loss carry-forward generated from the December 2008 divestiture of Ashland’s interest in FiberVisions Holdings LLC.  The gain was included within the discontinued operations caption in the Statements of Consolidated Income for 2011.  Ashland Distribution recorded sales of $3,419 million during the fiscal year ended September 30, 2010 and employed approximately 2,000 employees across North America and Europe.
Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  Certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that did not qualify for discontinued operations accounting classification were reported as costs within the Unallocated and other section of continuing operations, and equaled $5 million, $36 million and $31 million for 2012, 2011 and 2010, respectively.
Ashland has retained and agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  Costs directly related to these liabilities have been included within the discontinued operations caption for 2012, 2011 and 2010.  The ongoing effects of the pension and postretirement plans for former Distribution employees are reported within the Unallocated and other section of continuing operations for segment reporting purposes.
As part of this sale, Ashland received transition service fees for ongoing administrative and other services provided to Nexeo.  During 2012 and 2011, Ashland recognized transition service fees of $25 million and $17 million, respectively, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Income.  While the transition service agreements varied in duration depending upon the type of service provided, Ashland has implemented plans to reduce costs as the transition services were phased out.  See Note D of Notes to Consolidated Financial Statements for further information on the results of operations of Distribution for all periods presented.
Casting Solutions joint venture
In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded 50/50 global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results. Upon formation of the expanded global joint venture, Ashland used valuation methodologies for certain contributions that primarily consisted of various discounted cash flow models in recording its equity interest at approximately $120 million.  This investment basis was based on the fair value of the net assets of the Casting Solutions business group as well as the carrying value of Ashland’s 50% equity interest in ASK.
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
Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the results of the Performance Materials segment no longer includes the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to the Casting Solutions business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials segment and in the equity and other income caption of the Statements of Consolidated Income.  As part of this transaction, Ashland has agreed to continue to manufacture certain products on behalf of ASK.
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
Restructuring and integration programs
Ashland periodically implements corporate restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.
Severance costs
During 2011, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to the expanded global joint venture with Süd-Chemie. Targeted cost reductions for the Distribution and Casting Solutions’ stranded costs were $40 million. In addition, Ashland implemented plans to integrate ISP subsequent to its purchase in August 2011. Targeted synergy cost reductions related to this acquisition were $50 million.
Steps to address cost reduction opportunities began with Ashland’s voluntary severance offer (VSO) in June 2011 to approximately 1,500 full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, which ultimately resulted in 150 employees being formally approved for the VSO. An involuntary program was also initiated in 2011 as a further step to capture targeted savings levels from these transactions and other business cost savings initiatives. The VSO and involuntary programs resulted in a severance charge of $34 million during 2011. The involuntary program continued during 2012 and resulted in an expense of $17 million. Both charges were recognized within the selling, general and administrative expense caption of the Statements of Consolidated Income.
As of September 30, 2012, approximately $75 million of annualized cost savings have been achieved from these cost reduction programs primarily through reductions in supply chain, IT and finance resource groups. The $40 million originally estimated cost savings were principally completed as of the end of the March 2012 quarter for the Distribution and Casting Solutions stranded costs, while $35 million of the remaining $50 million of synergy savings were achieved during 2012, with the remaining $15 million expected to be completed during 2013 once full implementation of Ashland’s ERP platform is completed. As of September 30, 2012, the restructuring reserve for these programs totaled $27 million. Additional charges related to the involuntary program may occur in subsequent periods as they are identified through ongoing internal assessments and efforts to maximize operational efficiencies.
Facility costs
During 2012, Ashland incurred a $20 million lease abandonment charge related to its exit from an office facility that was obtained as part of the Hercules acquisition.  The costs related to the reserve will be paid over the remaining lease term through May 2016.  Also during 2012, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility.  This project abandonment resulted in a $13 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption during 2012.
Specific business programs
In addition to the corporate restructuring programs previously identified, each business periodically initiates its own specific restructuring programs based on smaller scale acquisitions and divestitures within its own business or based on the prevailing economic environment within the markets or industries it serves. These programs are disclosed by each applicable business in further detail within the “Business Segment” discussion section.
Financing activities
Senior secured credit facility
On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion senior secured credit facility with a group of lenders (the Senior Credit Facility).  The Senior Credit Facility is comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition. During 2012, Ashland prepaid $350 million of principal on its term loan B facility, using proceeds from its newly issued accounts receivable securitization facility.
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
On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a credit agreement with a group of lenders.  The credit agreement provided for an aggregate principal amount of $850 million in senior secured credit facilities, consisting of a $300 million four-year term loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the term loan A facility were used, together with proceeds from the prior accounts receivable securitization facility and cash on hand, to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the credit facilities and the related transactions.  As discussed above, the term loan A facility was terminated and repaid in March 2011, and the revolving credit facility was replaced with a new $1.0 billion revolving credit facility as part of the August 23, 2011 current Senior Credit Facility.

9.125% senior notes and 4.750% senior notes
In May 2009, Ashland issued $650 million aggregate principal amount of 9.125% senior unsecured notes due 2017.  The notes were issued at 96.577% of the aggregate principal amount to yield 9.75%.  In connection with the current Senior Credit Facility, these notes were secured on an equal and ratable basis with indebtedness under the Senior Credit Facility.  These notes were also guaranteed by the same guarantors under the Senior Credit Facility.  Ashland may redeem outstanding notes at any time on or after June 1, 2013 at certain fixed redemption prices.  The notes will mature on June 1, 2017 and rank equally with other unsecured and unsubordinated senior obligations.
In July 2012, Ashland commenced a tender offer to purchase for cash any and all of the $650 million aggregate principal of the 9.125% senior notes. In conjunction with this tender offer, Ashland issued $500 million aggregate principal amount of 4.750% senior unsecured, unsubordinated notes due 2022. The proceeds of the new notes, together with available cash, were used to pay the consideration, accrued and unpaid interest and related fees and expenses in connection with Ashland’s cash tender offer of the 9.125% senior notes. At the close of the tender offer, $572 million aggregate principal amount of the 9.125% senior notes was redeemed by Ashland, representing 88% of the 9.125% senior notes. Ashland recognized a $24 million charge for debt issuance costs and original issue discount related to the portion of the 9.125% senior notes that were redeemed early, as well as a $67 million charge related to an early redemption premium payment, both of which are included in the net interest and other financing expense caption in the Statements of Consolidated Income for 2012.
Accounts receivable securitization facility
On August 31, 2012, Ashland entered into a $350 million accounts receivable securitization facility pursuant to (i) a Sale Agreement, among Ashland and certain of its direct and indirect subsidiaries (each an Originator and collectively, the Originators) and CVG Capital III LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of the Originators (CVG) and (ii) a Transfer and Administration Agreement, among CVG, each Originator, Ashland, as Master Servicer, certain Conduit Investors, Uncommitted Investors, Letter of Credit Issuers, Managing Agents, Administrators and Committed Investors, and The Bank of Nova Scotia, as agent for various secured parties (the Agent).
Under the Sale Agreement, each Originator will transfer, on an ongoing basis, substantially all of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG. Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors through the sale of an undivided interest in such accounts receivable, related assets and collections. The Transfer and Administration Agreement has a term of three years, but is extendable at the discretion of the Investors. Ashland will account for the Securitization Facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheet as accounts receivable. Fundings under the Transfer and Administration Agreement will be repaid as accounts receivable are collected, with new fundings being advanced (through daily reinvestments) as new accounts receivable are originated by the Originators and transferred to CVG, with settlement generally occurring monthly. Ashland continues to classify any borrowings under this facility as a short-term debt instrument within the Consolidated Balance Sheets. Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from each Originator’s own assets and will not be available to its creditors should such Originator become insolvent. Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement. In addition, the Originators’ equity interests in CVG have been pledged to the lenders under the Senior Credit Facility.
At September 30, 2012, the outstanding amount of accounts receivable transferred by Ashland to CVG was $616 million. Ashland had drawn $300 million under the facility as of September 30, 2012 in available funding from qualifying receivables. Funds drawn at the inception of the accounts receivable securitization facility were used to prepay $350 million of principal on Ashland’s term loan B facility. The weighted-average interest rate for this instrument was 1.0% during 2012.
Credit ratings
During 2012, Ashland’s corporate credit ratings remained unchanged from BB by Standard & Poor’s and Ba1 by Moody’s Investor Services.  At September 30, 2012, Standard & Poor’s and Moody’s Investor Services both rated Ashland’s outlook as stable.  Ashland’s ability to access capital markets to provide liquidity has remained largely unchanged as a result of these ratings actions; however, improvements in the credit markets and Ashland’s financial performance has allowed, and should continue in the future to allow, Ashland to borrow on more favorable terms, including less restrictive covenants and lower interest rates.
Stock repurchase and annual dividend increase
In May 2012, the Board of Directors of Ashland announced a quarterly cash dividend increase to 22.5 cents per share, 90 cents per share on an annual basis, to eligible shareholders of record.  This amount was paid for quarterly dividends in June and September 2012, and was an increase from the quarterly cash dividend of 17.5 cents per share paid during the first and second quarters of fiscal 2012.  During the prior year, a quarterly cash dividend of 15 cents per share was paid for the first and second quarters, while

17.5 cents per share was paid for the third and fourth quarters.  Cash dividends paid during 2012, 2011 and 2010 were 80 cents, 65 cents and 45 cents per share, respectively.
In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland purchased common shares through a $200 million 10b5-1 automatic trading plan.  Effective May 31, 2011, as a result of the announcement of the pending ISP acquisition, Ashland terminated the 10b5-1 automatic trading program.  Purchases under the plan amounted to $71 million, or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.  Ashland did not repurchase any shares during 2012 or 2010.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW
Use of non-GAAP measures
Ashland has included within this document certain non-GAAP measures which include EBITDA (net income, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization), adjusted EBITDA (EBITDA adjusted for discontinued operations, net gain (loss) on acquisitions and divestitures, other income and (expense) and key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable) and adjusted EBITDA margin (adjusted EBITDA, which can include pro forma adjustments, divided by sales).  Such measurements are not prepared in accordance with U.S. GAAP and as related to pro forma adjustments, contain Ashland's best estimates of cost allocations and shared resource costs.  Management believes the use of non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods.  The non-GAAP information provided is used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies.  EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and business segment basis.  Adjusted EBITDA generally includes adjustments for unusual, non-operational or restructuring-related activities.  In addition, certain financial covenants related to Ashland’s Senior Credit Facility are based on similar non-GAAP measures and are defined further in the sections that reference this metric.
Ashland has included free cash flow as an additional non-GAAP metric of cash flow generation.  Ashland believes free cash flow is relevant because (1) capital expenditures are an important element of Ashland’s ongoing cash activities, and (2) dividends, while discretionary, have and will likely continue to be an ongoing part of Ashland’s business operation.  By deducting these amounts from operating cash flows, Ashland is able to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities.
Consolidated review
Net income
Ashland’s net income amounted to $26 million in 2012, $414 million in 2011 and $141 million in 2010, or $0.33, $5.17 and $1.78 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.  Operating income includes Ashland’s adjustment for the immediate recognition of the change in the fair value of the plan assets and net actuarial gains and losses annually for defined benefit pension plans and other postretirement benefit plans each fiscal year.  See “Application of Critical Accounting Policies” for additional details regarding Ashland’s accounting policies for benefit plan obligations.
Income from continuing operations, which excludes results from discontinued operations, amounted to $38 million in 2012, $56 million in 2011 and $88 million in 2010, or $0.48, $0.70 and $1.11 diluted earnings per share, respectively.  Operating income was $302 million, $130 million and $249 million during 2012, 2011 and 2010, respectively.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $317 million, $121 million and $197 million during 2012, 2011 and 2010, respectively.  Included within 2012, 2011 and 2010 were accelerated amortization charges and prepayment premiums totaling $97 million, $12 million and $66 million, respectively, for early repayment of various debt instruments. Excluding these charges, the increase in interest expense during 2012 compared to 2011 was primarily due to increased borrowings throughout 2012 under the new senior secured credit facility entered into in August of 2011 in conjunction with the ISP acquisition closing. Borrowings were used to finance the cash consideration paid for the ISP acquisition and the repayment of existing indebtedness of ISP assumed by Ashland.  The decrease in interest expense during 2011 compared to 2010 was primarily attributable to accelerated amortization costs incurred in 2010, as well as reduced debt levels throughout fiscal 2011 as compared to 2010.

The effective income tax benefit rates of 371.4% for 2012, 1,766.7% for 2011 and 17.3% for 2010 were significantly affected by a number of discrete items discussed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Income - caption review.
Discontinued operations, which are reported net of taxes, resulted in a loss of $12 million during 2012 and income of $358 million and $53 million during 2011 and 2010, respectively.  The results each year include the updates to the asbestos liability and receivable models. The results for 2011 and 2010 also include the direct operating results of the former Distribution business, while all periods include various adjustments related to previously recorded divestitures.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Income - caption review.
Ashland reported significant items in 2011 and 2010 that were not classified in operating income.  These items in 2011 included a pretax gain of $23 million from the fair value assessment of the net assets of Casting Solutions contributed to the expanded global joint venture with Süd-Chemie exceeding the recorded amounts, offset by ISP transaction costs of $21 million included within the net (loss) gain on acquisitions and divestitures caption of the Statements of Consolidated Income.  These items in 2010 included a $23 million pretax gain as a result of remeasuring Ashland’s previously held 50% equity interest in Ara Quimica partially offset by a $5 million pretax charge as a result of the Patient Protection and Affordable Care Act included within the net (loss) gain on acquisitions and divestitures caption of the Statements of Consolidated Income.
Operating income
Operating income amounted to $302 million, $130 million and $249 million in 2012, 2011 and 2010, respectively.  Operating income for each period includes the impact of Ashland’s policy to immediately recognize the change in the fair value of the plan assets and net actuarial gains and losses for defined benefit pension plans and other postretirement benefit plans, which resulted in charges of $493 million in 2012, $318 million in 2011 and $268 million in 2010.
Operating income results in 2012 compared to 2011 included an additional $159 million of operating income from the full year in which Ashland owned ISP in 2012, compared to the 39-day period in 2011 (ISP was acquired on August 23, 2011).  Additionally, the results in 2012 included $85 million in restructuring and other integration costs, which consisted of a $20 million lease abandonment charge related to the closure of a corporate facility, $23 million of ISP integration costs, a $13 million charge related to the abandonment of a construction project for a multi-purpose facility, as well as $29 million for severance and restructuring charges from Ashland’s ongoing stranded cost and ISP integration programs. Results for 2012 also included an $8 million net environmental charge related to businesses previously owned by Ashland. In addition, operating income in 2012 and 2011 included noncash charges of $28 million and $16 million, respectively, related to the fair value assessment of inventory acquired from ISP at the date of acquisition. The results in 2012 also included a $13 million impairment charge related to certain in-process research and development (IPR&D) assets associated with the acquisition of ISP.
Operating income results in 2011 compared to 2010 included an additional $5 million of operating income from the additional 39-day period the businesses of ISP (acquired on August 23, 2011) were owned in 2011 compared to 2010.  Additionally, the results in 2011 included $55 million for severance and restructuring charges compared to $18 million in 2010.  The results in 2011 also included $16 million for a purchase accounting adjustment related to inventory as well as $19 million for environmental reserve adjustments and $2 million for Casting Solutions transaction and start-up costs related to the Süd-Chemie joint venture.
Operating income for 2012, 2011 and 2010 included depreciation and amortization of $423 million, $280 million and $273 million (which excludes accelerated depreciation of $7 million, $19 million and $7 million for each year), respectively.  EBITDA totaled $714 million, $762 million and $598 million for 2012, 2011 and 2010, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items since management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.  The inventory fair value adjustments of $28 million in 2012 and $16 million in 2011 relate to the portion of acquired inventory sold during each year that was recorded at fair value in conjunction with the acquisition of ISP.  The ISP business results of $339 million in 2011 and $288 million in 2010 relate to the operating income earned and depreciation and amortization expense for the period in which Ashland did not yet own this business.

(In millions)	2012	2011	2010
Net income	$26	$414	$141
Income tax benefit	(52)	(53)	(13)
Net interest and other financing expense	317	121	197
Depreciation and amortization (a)	423	280	273
EBITDA	714	762	598
(Income) loss from discontinued operations (net of income taxes)	12	(358)	(53)
Net (gain) loss on acquisitions and divestitures	(1)	5	(21)
Actuarial loss on pension and other postretirement plan remeasurement	493	318	268
Restructuring and other integration costs	85	36	11
Inventory fair value adjustment	28	16	—
Impairment of IPR&D assets	13	—	—
Environmental reserve adjustments	8	19	—
Asset impairment and accelerated depreciation	7	19	7
Results of the ISP business prior to acquisition	—	339	288
Other	—	3	(2)
Adjusted EBITDA	$1,359	$1,159	$1,096

(a)	Excludes $7 million, $19 million and $7 million of asset impairment and accelerated depreciation during 2012, 2011 and 2010, respectively.

Statements of Consolidated Income – caption review
A comparative analysis of the Statements of Consolidated Income by caption is provided as follows for the years ended September 30, 2012, 2011 and 2010.

				2012	2011
(In millions)	2012	2011	2010	change	change
Sales	$8,206	$6,502	$5,741	$1,704	$761

Sales for 2012 increased $1,704 million, or 26%, compared to 2011 primarily due to the inclusion of ISP results for the full year during 2012 compared to the 39-day period owned in 2011, resulting in an increase of $1,710 million, or 26%. Increases in pricing, implemented to recover the effects of increases in raw material costs, increased sales $464 million, while net acquisitions and divestitures, excluding ISP, reduced sales $221 million, or 3%.  Decreased volumes reduced sales $157 million, while unfavorable currency exchange rates decreased sales $130 million.  Favorable mix of product sold increased sales an additional $38 million.
Sales for 2011 increased $761 million, or 13%, compared to 2010 primarily as a result of increases in pricing, implemented to recover the effects of increases in raw material costs, and volume increases, which increased sales $475 million and $142 million, respectively, or 11%, in total.  Favorable currency exchange rates and product mix increased sales $111 million and $11 million, respectively.  In addition, the net of acquisitions and divestitures, attributable to the acquisition of ISP in August of 2011, the divestiture of Pinova in January 2010, the purchase of Ara Quimica in April 2010 and the contribution of the Casting Solutions business in November 2010, increased sales by $22 million.

				2012	2011
(In millions)	2012	2011	2010	change	change
Cost of sales	$6,025	$4,890	$4,124	$1,135	$766
Gross profit as a percent of sales	26.6%	24.8%	28.2%

Cost of sales for 2012 increased $1,135 million, or 23%, compared to 2011 primarily due to the inclusion of ISP costs for the full year during 2012 compared to the 39-day period owned in 2011, resulting in an increase of $1,255 million, or 26%. Escalating raw material costs increased cost of sales $271 million, or 6%, which includes a $42 million increase in cost of sales for net actuarial losses for defined benefit plans and other postretirement benefit plans ($139 million in 2012 and $97 million in 2011).  Change in product mix increased cost of sales by an additional $22 million, or 1%, while decreased volume reduced cost of sales $113 million, or 2%, to cost of sales. Excluding ISP, the net acquisitions and divestitures impact caused a combined decrease of $204 million, or 4%, while favorable currency exchange decreased cost of sales by $96 million, or 2%.  Cost of sales for 2012 and 2011 also included noncash charges of $28 million and $16 million, respectively, related to the fair value assessment of inventory acquired from ISP at the date of acquisition.
Cost of sales for 2011 increased $766 million, or 19%, compared to 2010 primarily due to escalating raw material costs that increased cost of sales $570 million, or 14%, which includes a $13 million increase in cost of sales for net actuarial losses for defined benefit plans and other postretirement benefit plans ($97 million in 2011 and $81 million in 2010).  Increased volume contributed an additional $66 million, or 2%, to cost of sales, while the net acquisitions and divestitures impact of ISP, Pinova, Ara Quimica and Casting Solutions caused an increase of $35 million, or 1%.  Currency exchange, due to the weakening of the U.S. dollar as compared to 2010, increased cost of sales by $80 million, or 2%.  Change in product mix increased cost of sales by $15 million.

				2012	2011
(In millions)	2012	2011	2010	change	change
Selling, general and administrative expense	$1,800	$1,451	$1,338	$349	$113
As a percent of sales	21.9%	22.3%	23.3%

Selling, general and administrative expenses for 2012 increased 24% compared to 2011, while expenses as a percent of sales decreased 0.4 percentage points.  The inclusion of ISP costs for the full year during 2012 compared to the 39-day period owned in 2011, resulted in increased costs of $233 million.  Other additional expenses impacting the comparability of 2012 compared to 2011 included $80 million and $35 million for restructuring and other integration charges during 2012 and 2011, respectively, an increase in net actuarial loss of $133 million for defined benefit pension plans and other postretirement benefit plans ($354 million in 2012 and $221 million in 2011) and environmental reserve charges of $8 million and $19 million in 2012 and 2011, respectively. Favorable currency exchange resulted in decreased costs of $18 million.
Selling, general and administrative expenses for 2011 increased 8% compared to 2010, as expenses as a percent of sales decreased 1.0 percentage point.  Expenses impacting the comparability of 2011 compared to 2010 included $35 million and $4 million for severance and restructuring charges during 2011 and 2010, respectively, an increase in net actuarial loss of $30 million for defined benefit pension plans and other postretirement benefit plans ($221 million in 2011 and $187 million in 2010) and environmental reserve charges of $19 million in 2011.  The currency exchange impact on selling, general and administrative expense resulted in a $15 million increase.

				2012	2011
(In millions)	2012	2011	2010	change	change
Research and development expense	$137	$80	$78	$57	$2

Research and development expenses during 2012 increased $57 million as compared to 2011.  The increase primarily relates to the inclusion of ISP costs for the full year during 2012 compared to the 39-day period owned in 2011, which added an additional $37 million compared to the prior year. Research and development expense for 2012 also included a $13 million impairment charge related to certain IPR&D assets associated with the acquisition of ISP.
Research and development expenses for 2011 increased $2 million as compared to 2010. The increase primarily relates to the inclusion of ISP costs during the 39-day period owned in 2011, which added an additional $4 million compared to 2010.

				2012	2011
(In millions)	2012	2011	2010	change	change
Equity and other income
Equity income	$35	$17	$19	$18	$(2)
Other income	23	32	29	(9)	3
	$58	$49	$48	$9	$1

Total equity and other income increased 18% during 2012 compared to 2011.  The increase in equity income in 2012 primarily related to equity income from Specialty Ingredients’ joint ventures as well as the the Performance Materials business segment, which was the result of improved performance within the expanded global joint venture with Süd-Chemie (ASK Chemicals). Certain start-up costs of $3 million associated with the joint venture were also incurred during 2011, which contributed to the improved operational results. See Note D of Notes to Consolidated Financial Statements for additional information on this expanded global joint venture.  The decrease in other income for 2012 compared to 2011 was attributable to declines associated with Specialty Ingredients and other corporate activities.
Total equity and other income increased 2% during 2011 compared to 2010.  The decrease in equity income in 2011 primarily relates to increased equity income from various joint venture affiliations and other income primarily related to equity income from the Performance Materials business segment.  This decline was the result of the Ara Quimica joint venture purchased in April 2010 being removed from the 2011 period, as well as operational results for ASK Chemicals that included certain start-up costs of $3 million associated with the joint venture in fiscal 2011, essentially offsetting income from the joint venture with Süd-Chemie recorded during the year.  The increase in other income for 2011 compared to 2010 was attributable to increases associated with Water Technologies and other corporate activities.

				2012	2011
(In millions)	2012	2011	2010	change	change
Net interest and other financing (expense) income
Interest expense	$(251)	$(131)	$(198)	$(120)	$67
Interest income	8	16	12	(8)	4
Other financing costs	(74)	(6)	(11)	(68)	5
	$(317)	$(121)	$(197)	$(196)	$76

Excluding interest income, interest expense and other financing costs increased by $188 million in 2012 compared to 2011. Expense for 2012 included $97 million of accelerated amortization of deferred debt issuance costs and prepayment penalties associated with the early payoff of the 9.125% senior notes, as well as the prepayment of $350 million of principal on Ashland’s term loan B facility, while 2011 included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million term loan A balance and termination of the accounts receivable securitization facility in March 2011. Excluding these charges in both years, interest expense increased $103 million, which was primarily attributable to increased average levels of debt outstanding during 2012 as a result of the Senior Credit Facility entered into in August 2011 in conjunction with the ISP acquisition.
The combined decrease, excluding interest income, in interest expense and other financing costs of $72 million in 2011 compared to 2010 was primarily attributable to a prior year $66 million accelerated amortization charge for deferred debt issuance costs and prepayment penalties associated with the senior credit facility refinancing in March of 2010.  The 2011 period included a $12 million accelerated amortization charge for the early repayment of Ashland’s $289 million term loan A balance and termination of the prior accounts receivable securitization facility in March 2011.  Excluding these accelerated amortization charges in both periods, interest expense decreased $18 million, which was a result of reduced average levels of debt outstanding during 2011 as well as a reduction in the weighted-average interest rate for debt outstanding from 6.8% in 2010 to 6.5% in 2011.

				2012	2011
(In millions)	2012	2011	2010	change	change
Net (loss) gain on acquisitions and divestitures
PVAc divestiture	$2	$—	$—	$2	$—
Süd-Chemie joint venture	—	23	—	(23)	23
ISP acquisition transaction costs	(2)	(21)	—	19	(21)
Ara Quimica acquisition	—	—	23	—	(23)
MAP Transaction adjustments	(8)	(3)	(4)	(5)	1
Pentaerythritol divestiture	3	(7)	—	10	(7)
Drew Marine divestiture	1	—	2	1	(2)
Pinova divestiture	—	(3)	—	3	(3)
Other	5	6	—	(1)	6
	$1	$(5)	$21	$6	$(26)

Net gain on acquisitions and divestitures during 2012 includes ISP transaction costs of $2 million, as well as gains of $2 million and $5 million resulting from the PVAc divestiture and the sale of Water Technologies’ middle market commercial business to Rochester Midland Corporation, respectively. The current year also includes an $8 million loss for subsequent adjustments to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to

Marathon Oil Corporation (Marathon) (the MAP Transaction) and a $3 million gain related to subsequent environmental reserve adjustments related to the Pentaerythritol divestiture.
Net loss on acquisitions and divestitures during 2011 includes a $23 million gain from Ashland’s fair market value assessment of the Casting Solutions net assets contributed to the expanded joint venture with Süd-Chemie in November 2010.  In addition, Ashland incurred a $21 million charge for transaction costs associated with the ISP acquisition and a $3 million loss for subsequent adjustments to the MAP Transaction.  Other items recorded during the current period include a $6 million gain associated with Ashland’s sale of its 50% joint venture interest in Exaloid Süd-Chemie S.L., a $7 million loss associated with the sale of its pentaerythritol business and a $3 million charge for contingent environmental indemnifications associated with the sale of Pinova in 2010.
Net gain on acquisitions and divestitures during 2010 includes the remeasurement gain of $23 million from Ashland’s previously held equity interest in Ara Quimica upon the purchase of the remaining 50% interest in April 2010 and subsequent adjustments to the MAP Transaction, along with a final closing gain associated with the sale of Drew Marine.  See Notes B and C of Notes to Consolidated Financial Statements for further discussion on acquisitions and divestitures.

				2012	2011
(In millions)	2012	2011	2010	change	change
Other income (expense)
(Loss) gain on auction rate securities	$—	$(1)	$2	$1	$(3)

Other income and expense activity for 2011 and 2010 relates to auction rate security sales.  For further information on auction rate securities, see the “Liquidity” discussion within Management’s Discussion and Analysis as well as Note G of Notes to Consolidated Financial Statements.

				2012	2011
(In millions)	2012	2011	2010	change	change
Income tax benefit	$(52)	$(53)	$(13)	$1	$(40)
Effective tax rate	(371.4)%	(1,766.7)%	(17.3)%

Income tax expense for 2012 included a $186 million benefit recorded on the $493 million pension and postretirement actuarial loss, a $34 million benefit recorded on $97 million of charges incurred for early payment of certain debt instruments, tax benefits of $43 million associated with other key item charges of $141 million which are detailed in the adjusted EBITDA table on page M-8, tax expense of $41 million to establish state valuation allowances, and a tax benefit of $15 million for deferred tax adjustments related to ongoing international restructuring efforts. The state valuation allowance of $41 million was established primarily as a result of the $493 million pension and postretirement charge, which moved Ashland into a cumulative three year pretax loss position in certain state tax jurisdictions. The $15 million international restructuring amount will not be a recurring benefit in future years.
Income tax expense for 2011 included a tax benefit of $92 million for valuation allowance releases primarily related to state deferred tax assets and tax expense of $60 million related to the repatriation of foreign earnings to the United States.  In addition, 2011 income tax expense included a benefit of $9 million for research and development credits, of which $4 million related to credits signed into law on a retroactive basis, and tax expense of $8 million associated with unfavorable tax adjustments related to the Süd-Chemie joint venture.
Income tax expense for 2010 included a benefit of $17 million for the identification of additional U.S. research and development tax credits within the acquired Hercules businesses, a $5 million benefit from foreign results and a benefit of $9 million related to a deferred tax balance adjustment.  In addition, income tax expense for 2010 included a benefit of $8 million attributable to a non-taxable book gain which was recorded as a result of the Ara Quimica acquisition.

				2012	2011
(In millions)	2012	2011	2010	change	change
Income (loss) from discontinued operations
(net of income taxes)
Distribution	$(11)	$333	$22	$(344)	$311
Asbestos-related litigation reserves	(1)	20	21	(21)	(1)
APAC	—	3	8	(3)	(5)
Electronic Chemicals	—	2	2	(2)	—
	$(12)	$358	$53	$(370)	$305

The 2012 period includes unfavorable net adjustments (after-tax) to the asbestos reserve and related receivables of $1 million, as well as subsequent tax adjustments to the gain on the sale of Distribution that resulted in a loss of $11 million.
The 2011 period includes a gain of $271 million on the sale of Distribution and two quarters of Distribution’s operating results, as compared to a full year of operating results for 2010, as a result of the March 31, 2011 sale of the Distribution business to Nexeo.  The operational results for 2011 and 2010 were $62 million and $22 million, respectively, which includes the proportionate share of the pension and other postretirement actuarial gain or loss that was allocated to this business.  Distribution’s sales for 2011 and 2010, included in discontinued operations, were $1,868 million and $3,419 million, respectively.  Gross profit margin, on a comparable basis, was 8.8% in 2011 compared to 9.3% in 2010.
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
The remaining impacts within discontinued operations were favorable net adjustments (after-tax) to the asbestos reserve and related receivables for 2011 and 2010 of $20 million and $12 million, respectively, as a result of Ashland’s ongoing assessment of these matters.  Additionally, subsequent tax adjustments were made during 2011 and 2010 to the gain on the sale of APAC (divested in 2006) and adjustments to environmental claims from the gain on the sale of Electronic Chemicals (divested in 2003).  See Notes D and N of Notes to Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW
As previously discussed, Ashland’s businesses are managed along four industry segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets. Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring activities, such as certain restructuring plans described in Note F of Notes to Consolidated Financial Statements, and other costs or adjustments that relate to former businesses that Ashland no longer operates, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
The EBITDA and adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows:  EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), and adjusted EBITDA margin (adjusted EBITDA, which may include pro forma adjustments, divided by sales or sales adjusted for pro forma results).  Ashland does not allocate items to each business segment below operating income, such as interest expense and income taxes.  As a result, business segment EBITDA and adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable U.S. GAAP measure.
Change in accounting policy regarding pension and other postretirement benefits
During 2011, Ashland elected to change its method of recognizing actuarial gains and losses for its defined benefit pension plans and other postretirement benefit plans.  Previously, Ashland recognized the actuarial gains and losses as a component of Stockholders’ Equity within the Consolidated Balance Sheet on an annual basis and amortized the gains and losses into operating results over the average future service period of active employees within the related plans.  Ashland has elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year.  The remaining components of pension and other postretirement benefits expense will be recorded on a quarterly basis.  While Ashland’s previous policy of recognizing pension and other postretirement benefit expense is considered acceptable under U.S. GAAP, Ashland believes that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results.  This change also improved transparency within Ashland’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred.  This change in accounting policy has been applied retrospectively, adjusting all periods prior to 2011.
In connection with this change in accounting policy for pension and other postretirement benefits, Ashland also elected to change its method of accounting for certain costs included in inventory.  Ashland has elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales.  While Ashland’s previous policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs will include costs that are directly attributable to current employees within cost of sales.  Applying this change in 2011 retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.
In addition, as a further attempt to properly match actual operational expenses each business segment is incurring, Ashland changed its expense allocation for pension and other postretirement benefit plans during 2011.  Previously, Ashland allocated all components of pension and other postretirement benefit plan expenses to each business segment on a ratable basis.  Ashland now allocates only the service cost component of these plans to the business segment that incurred this expense.  All other pension and other postretirement benefit plan expense components are recorded within the Unallocated and other reporting segment.  Ashland believes the revised expense allocation will more appropriately match the cost incurred for active employees to the respective business segment.  The prior year financial information disclosed in the following tables for each business segment reflects the retrospective application of this expense allocation change.
The following table shows sales, operating income and statistical operating information by business segment for each of the last three years ended September 30.

(In millions)	2012	2011	2010
Sales
Specialty Ingredients	$2,878	$1,256	$915
Water Technologies	1,734	1,902	1,785
Performance Materials	1,560	1,373	1,286
Consumer Markets	2,034	1,971	1,755
	$8,206	$6,502	$5,741
Operating income (loss)
Specialty Ingredients	$457	$171	$125
Water Technologies	72	93	130
Performance Materials	99	37	32
Consumer Markets	236	213	270
Unallocated and other	(562)	(384)	(308)
	$302	$130	$249
Depreciation and amortization
Specialty Ingredients	$265	$113	$99
Water Technologies	75	85	88
Performance Materials	52	59	53
Consumer Markets	36	38	36
Unallocated and other	2	4	4
	$430	$299	$280
Operating information
Specialty Ingredients (a) (b)
Sales per shipping day	$11.4	$4.3	$3.6
Metric tons sold (thousands)	395.5	174.6	163.6
Gross profit as a percent of sales	33.0%	32.9%	33.7%
Water Technologies (a)
Sales per shipping day	$6.9	$7.5	$7.1
Gross profit as a percent of sales	31.7%	30.8%	34.1%
Performance Materials (a) (b)
Sales per shipping day	$6.2	$5.2	$5.1
Metric tons sold (thousands)	543.9	493.8	519.4
Gross profit as a percent of sales	16.6%	13.1%	16.0%
Consumer Markets (a)
Lubricant sales gallons	158.7	171.3	174.3
Premium lubricants (percent of U.S. branded volumes)	30.3%	31.3%	29.6%
Gross profit as a percent of sales	27.1%	27.3%	32.0%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales, less cost of sales.

(b)	All statistical information presented for 2011 excludes activity related to ISP, which was acquired on August 23, 2011.
Specialty Ingredients
Specialty Ingredients offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Using natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, Specialty Ingredients offers comprehensive and innovative solutions for today’s demanding consumer and industrial applications.
On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve months ended September 30, 2011.  Ashland has included ISP within the Specialty Ingredients reporting segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve months ended September 30, 2011, which has been included within the Performance Materials reporting segment.  Sales for ISP’s business prior to the acquisition and excluding Elastomers were $1,232 million for the twelve months ended September 30, 2010, while sales in 2011 prior to the August 23, 2011 acquisition were $1,284 million.
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
2012 compared to 2011
Specialty Ingredients’ sales increased 129% to $2,878 million in 2012 compared to $1,256 million in 2011.  The inclusion of ISP results for the full year during 2012 compared to the 39-day period owned in 2011, resulted in increased sales of $1,344 million, or 107%, while higher pricing increased sales an additional $236 million, or 19%.  Volume increased sales $21 million, or 2%, during 2012 as metric tons sold increased to 395.5 thousand.  The mix of product sold increased sales an additional $42 million, or 3%, while unfavorable currency exchange decreased sales $21 million, or 2%. Overall, Specialty Ingredients recorded significant sales growth within the energy market, increasing approximately 150% on a comparable basis in the current period to $413 million, which was primarily due to guar product sales increasing $240 million or approximately 200% compared to the prior year.
Gross profit during 2012 increased $555 million compared to 2011.  The inclusion of ISP results for the full year during 2012 compared to the 39-day period owned in 2011, resulted in increased gross profit of $399 million, which included noncash charges of $28 million and $16 million in 2012 and 2011, respectively, related to the fair value assessment of inventory acquired from ISP at the date of acquisition. Pricing more than offset higher costs, causing an additional $127 million increase in gross profit, which included production start-up costs of approximately $3 million associated with the new Nanjing production facility during 2011.  Increased volume and favorable product mix improved gross profit by $10 million and $21 million, respectively, while unfavorable currency exchange during the current year decreased gross profit $5 million.  In total, gross profit margin during 2012 increased 0.1 percentage points to 33.0% compared to the prior period.
Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $272 million, or 121%, during 2012 as compared to 2011, primarily due to the inclusion of ISP expenses for the full year during 2012 compared to the 39-day period owned in 2011, which resulted in an increase of $253 million. Expense for 2012 also included a $13 million impairment charge related to certain IPR&D assets associated with the acquisition of ISP. Increases in salaries, benefits and incentive compensation of $11 million also contributed to increased expense. Equity and other income increased $3 million in 2012 compared to 2011.
Operating income totaled $457 million for the current year compared to $171 million in 2011. EBITDA increased $438 million, from $284 million in 2011 to $722 million in 2012.  Adjusted EBITDA increased $155 million, from $608 million in 2011 to $763 million in 2012.  Adjusted EBITDA margin increased 2.6 percentage points in 2012 from 23.9% in 2011 to 26.5% in 2012.
2011 compared to 2010
Specialty Ingredients’ sales increased 37% to $1,256 million compared to $915 million in 2010. The acquisition of ISP increased sales $157 million, or 17%, while higher pricing increased sales an additional $100 million, or 11%. Volume increased sales $96 million, or 10%, during 2011 as metric tons sold increased to 174.6 thousand, when excluding volumes associated with the ISP acquisition and the Pinova divestiture. Favorable currency exchange added $17 million, or 2%, to sales. The divestiture of the Pinova business reduced sales $27 million, or 3%, compared to 2010, while the mix of product sold decreased sales an additional $2 million.
Gross profit during 2011 increased $83 million compared to 2010.  Increased volume improved gross profit by $71 million, while the acquisition of ISP increased gross profit an additional $31 million.  Pricing more than offset higher costs, causing an additional $9 million increase in gross profit, which included production start-up costs of approximately $3 million associated with the new Nanjing production facility.  Currency exchange during the current period increased gross profit $5 million.  Unfavorable product mix sold and the divestiture of Pinova reduced gross profit by $12 million and $5 million, respectively.  In addition, during 2011, gross profit was negatively affected by a charge of $16 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition.  In total, gross profit margin during 2011 decreased 0.8 percentage points to 32.9% compared to the prior period.
Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $37 million, or 20%, during 2011 as compared to 2010, primarily due to increases from the ISP acquisition of $27 million and increases in salaries, benefits and incentive compensation of $10 million.

Operating income totaled $171 million for the current year compared to $125 million in 2010. EBITDA increased $60 million, from $224 million in 2010 to $284 million in 2011.  Adjusted EBITDA increased $112 million, from $496 million in 2010 to $608 million in 2011.  Adjusted EBITDA margin increased 0.8 percentage points in 2011 from 23.1% in 2010 to 23.9% in 2011.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and adjusted EBITDA presentation for the three annual periods below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The inventory fair value adjustments of $28 million in 2012 and $16 million in 2011 relate to the portion of acquired inventory sold during the period that was recorded at fair value in conjunction with the acquisition of ISP.  The ISP business results of $308 million and $272 million, which excludes the ISP Elastomers business, during 2011 and 2010, respectively, relate to the operating income and depreciation and amortization recognized for the period in which Ashland did not yet own this business and is included herein to provide comparable financial results in the prior years.

	September 30
(In millions)	2012	2011	2010
Operating income	$457	$171	$125
Depreciation and amortization	265	113	99
EBITDA	722	284	224
Inventory fair value adjustment	28	16	—
Impairment of IPR&D assets	13	—	—
Results of the ISP business prior to acquisition, excluding Elastomers business	—	308	272
Adjusted EBITDA	$763	$608	$496

Water Technologies
Water Technologies is a leading specialty chemicals supplier of process, utility and functional chemistries globally. It offers products and equipment technologies designed to help customers improve operational efficiencies, enhance product quality, protect plant assets and minimize environmental impact.
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
2012 compared to 2011
Water Technologies’ sales decreased 9% to $1,734 million in 2012 compared to $1,902 million in 2011.  The sale of Ashland’s Synlubes business resulted in decreased sales of $69 million, or 4%, while volume declines reduced sales $71 million, or 4%. Higher product pricing increased sales $34 million, or 2%, while unfavorable currency exchange decreased sales an additional $62 million, or 3%.
Gross profit decreased $40 million in 2012 compared to 2011.  Decreased volumes were the primary factor in the gross profit decline, resulting in a $42 million decrease, while the sale of the Synlubes business resulted in decreased gross profit in 2012 of $1 million. Unfavorable currency exchange reduced gross profit an additional $20 million. These decreases, however, were partially offset by favorable pricing during 2012 as compared to 2011, which increased gross profit by $23 million.  In total, gross profit margin during 2012 increased 0.9 percentage points to 31.7% compared to 2011, as the business focused on higher margin products, which reduced volume in certain markets.
Selling, general and administrative expenses declined $18 million during 2012 as compared to 2011, primarily as a result of a $7 million decline in severance charges as well as a favorable currency exchange.  Equity and other income increased $1 million during 2012 as compared to 2011.
Operating income totaled $72 million during 2012 compared to $93 million during 2011.  EBITDA decreased $30 million, from $174 million in 2011 to $144 million in 2012.  Adjusted EBITDA decreased $45 million, from $194 million in 2011 to $149 million in 2012.  Adjusted EBITDA margin decreased 1.6 percentage points in 2012 from 10.2% in 2011 to 8.6% in 2012.

2011 compared to 2010
Water Technologies’ sales increased 7% to $1,902 million in 2011 compared to $1,785 million in 2010.  Higher product pricing increased sales $92 million, or 5%, while favorable currency exchange increased sales an additional $44 million, or 3%.  Volume decreased sales by $19 million, or 1%.
Gross profit decreased $24 million in 2011 compared to 2010.  Increased raw material costs were the primary factor in the gross profit decline as the business was unable to fully recover these and other cost increases during the current year, resulting in a $32 million decline, which included an accelerated depreciation charge of $4 million for asset impairment charges associated with a plant closing.  Volume decreased gross profit $7 million.  These decreases, however, were partially offset by favorable currency exchange as compared to 2010, which increased gross profit by $15 million.  In total, gross profit margin during 2011 decreased 3.3 percentage points to 30.8% compared to 2010.
Selling, general and administrative expenses increased $17 million during 2011 as compared to 2010, primarily as a result of severance charges of $9 million for reorganization activities, unfavorable foreign currency of $9 million, environmental charges of $7 million and a $4 million increase in research and development expense.  These increases were partially offset by a $12 million net decrease in administration, technical and selling expense support.  In addition, equity and other income increased $4 million during 2011 as compared to 2010, primarily due to increased royalty income.
Operating income totaled $93 million during 2011 compared to $130 million during 2010.  EBITDA decreased $44 million, from $218 million in 2010 to $174 million in 2011.  Adjusted EBITDA decreased $24 million, from $218 million in 2010 to $194 million in 2011.  Adjusted EBITDA margin decreased 2.0 percentage points in 2011 from 12.2% in 2010 to 10.2% in 2011.
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

	September 30
(In millions)	2012	2011	2010
Operating income	$72	$93	$130
Depreciation and amortization (a)	72	81	88
EBITDA	144	174	218
Severance	2	9	—
Environmental charges	—	7	—
Accelerated depreciation	3	4	—
Adjusted EBITDA	$149	$194	$218

(a)	Excludes accelerated depreciation of $3 million and $4 million in 2012 and 2011, respectively.

Performance Materials
Performance Materials is a global leader in unsaturated polyester resins and epoxy vinyl ester resins, gelcoats, pressure-sensitive and structural adhesives, specialty coatings and elastomers. It also provides metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture.
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
On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve months ended September 30, 2011.  Ashland has included ISP within the Specialty Ingredients reporting segment, with the exception of ISP’s Elastomers business line, a business with $410 million of sales for the twelve months ended September 30, 2011, which has been included within the Performance Materials reporting segment.  Sales for ISP’s Elastomers business line prior to the acquisition were $237 million for the twelve months ended September 30, 2010, while sales in 2011 prior to the August 23, 2011 acquisition were $362 million.

In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results.  Ashland’s Casting Solutions and ASK businesses recorded sales of $279 million and $145 million, respectively, during each business’ most recent completed fiscal year prior to the closing.  The Foundry-Products and Specialty Resins business unit of Süd-Chemie contributed to the joint venture generated sales of approximately $146 million for its most recently completed fiscal year prior to the closing.
Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the results of the Performance Materials segment no longer includes the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to the Casting Solutions business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials segment and in the equity and other income caption of the Statements of Consolidated Income.  As part of this transaction, Ashland has agreed to continue to manufacture certain products on behalf of ASK.  In addition, the expanded joint venture left certain stranded costs that Ashland has eliminated.
In April 2010, Ashland acquired the remaining 50% of Ara Quimica, a leading producer of custom unsaturated polyester resin formulations for the composites industry in South America, for $28 million.  Prior to the acquisition, Ashland owned a 50% interest in Ara Quimica which it accounted for as an equity-method investment within the Performance Materials reporting segment.  Ara Quimica reported sales of approximately $50 million for the year ended December 31, 2009, which was the most recent fiscal year prior to the acquisition.  Ashland recognized a pretax gain of $23 million as a result of valuing its prior equity interest held in Ara Quimica before the business combination at the current fair market price.  The gain is included in the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income for 2010.
2012 compared to 2011
Performance Materials’ sales increased 14% to $1,560 million in 2012 compared to $1,373 million in 2011.  The inclusion of results from ISP’s Elastomers business for the full year during 2012 compared to the 39-day period owned in 2011, resulted in increased sales of $366 million, or 27%, while the exclusion of sales from the Casting Solutions business, including a reduction in tolling revenue, decreased sales $115 million, or 8%. The sale of Ashland’s PVAc business also reduced sales $40 million, or 3%. Higher product pricing increased sales by $29 million, or 2%, primarily as a result of pricing increases in the composites line of business that were announced to fully offset increases in raw material costs.  Volume decreased sales by $25 million, or 2%, as 543.9 million metric tons were sold, while unfavorable currency exchange decreased sales by $28 million, or 2%.
Gross profit increased $77 million in 2012 compared to 2011.  The prior year included plant closure charges of $15 million related to accelerated depreciation.  This charge was incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize each business’ cost structure.  The inclusion of results from ISP’s Elastomers business for the full year during 2012 compared to the 39-day period owned in 2011, increased gross profit by $56 million, or 31%, while the exclusion of financial results from the Casting Solutions business, including the tolling agreement, reduced gross profit by $13 million, or 7%. The sale of Ashland’s PVAc business also reduced gross profit by $4 million. Pricing increased gross profit by $33 million, while volume decreased gross profit by $4 million. Unfavorable currency exchange and change in product mix combined to decrease gross profit by $6 million.  In total, gross profit margin during 2012 increased 3.5 percentage points to 16.6%, as compared to 2011.
Selling, general and administrative expenses increased $23 million, or 15%, during 2012 compared to 2011, primarily due to the inclusion of expenses related to ISP’s Elastomers business for the full year during 2012 compared to the 39-day period owned in 2011, which resulted in an increase of $17 million, while higher incentive compensation expense resulted in increased expense of $6 million. Equity and other income increased $8 million during 2012 compared to 2011, primarily due to increased equity income from the ASK Chemicals joint venture.
Operating income totaled $99 million in 2012 compared to $37 million in 2011.  EBITDA increased $67 million, from $81 million in 2011 to $148 million in 2012. Adjusted EBITDA increased $26 million to $159 million in 2012.  Adjusted EBITDA margin increased 2.5 percentage points to 10.2% in 2012.
2011 compared to 2010
Performance Materials’ sales increased 7% to $1,373 million in 2011 compared to $1,286 million in 2010.  Higher product pricing increased sales by $119 million, or 9%, primarily as a result of pricing increases in the composites line of business that were announced to fully offset increases in raw material costs.  Volume increased sales by $60 million, or 5%. The acquisitions of ISP’s Elastomers business and Ara Quimica contributed an additional $48 million and $23 million, respectively, or 6% in total, in sales, while the exclusion of sales from December 2010 forward, related to the contribution of the Casting Solutions business into an expanded global joint venture, reduced sales $179 million, or 14%.  Currency exchange increased sales by $16 million, or 1%.
Gross profit decreased $27 million in 2011 compared to 2010.  Both 2011 and 2010 included plant closure charges of $15 million and $17 million, respectively, of which $15 million and $6 million, respectively, related to accelerated depreciation.  These charges were incurred as part of the previously announced capacity reduction within this business in reaction to a substantial overall decline in industry demand as well as Ashland’s continued overall effort to optimize each business’ cost structure.  The exclusion of the financial results for the Casting Solutions business decreased gross profit by $53 million.  Volume increased gross profit by $15 million, while pricing reduced gross profit by $5 million.  The acquisition of ISP’s Elastomers business and Ara Quimica contributed an additional $8 million and $5 million, respectively, in gross profit during 2011.  Currency exchange increased gross profit by $3 million.  In total, gross profit margin during 2011 decreased 2.9 percentage points to 13.1%, as compared to 2010.
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
Operating income totaled $37 million in 2011 compared to $32 million in 2010.  EBITDA increased $2 million, from $79 million in 2010 to $81 million in 2011.  Adjusted EBITDA increased $10 million to $133 million in 2011.  Adjusted EBITDA margin decreased 0.4 percentage points to 7.7% in 2011.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and adjusted EBITDA presentation for the three annual periods below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The ISP Elastomers business results of $34 million and $27 million during 2011 and 2010, respectively, relate to the operating income and depreciation and amortization recognized for the period in which Ashland did not yet own this business and is included herein to provide comparable financial results in the prior years.

	September 30
(In millions)	2012	2011	2010
Operating income	$99	$37	$32
Depreciation and amortization (a)	49	44	47
EBITDA	148	81	79
Severance	7	1	11
Accelerated depreciation and other plant closure costs	4	15	6
Results of ISP Elastomers business prior to acquisition	—	34	27
Casting Solutions joint venture start-up costs	—	2	—
Adjusted EBITDA	$159	$133	$123

(a)	Excludes $3 million, $15 million and $6 million of accelerated depreciation during 2012, 2011 and 2010, respectively.

Consumer Markets
Consumer Markets is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and car-care products. It operates and franchises more than 860 Valvoline Instant Oil Change™ centers in the United States. It markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants for cars with higher mileage engines; NextGen™ motor oil, created with 50-percent recycled, re-refined oil; SynPower™ synthetic motor oil; Eagle One™ and Car Brite™ automotive appearance products; and Zerex™ antifreeze.
During 2011, Consumer Markets introduced a new automotive oil product line called Valvoline™ NextGen™.  NextGen™ is the first major brand of motor oil in the industry made of 50% recycled oil, and like other Valvoline™ motor oils, it is backed by Valvoline’s engine guarantee.  Valvoline™ expects this new product to continue to enhance its overall position within the automotive oil industry.
2012 compared to 2011
Consumer Markets’ sales increased 3% to $2,034 million in 2012 compared to $1,971 million in 2011.  Higher product pricing was the primary factor in sales growth between periods, resulting in a $165 million, or 8%, increase in sales.  Volume decreased sales by $82 million, or 4%, in the current year as lubricant gallons sold declined to 158.7 million gallons during 2012 compared to 171.3 million gallons in 2011. Change in product mix decreased sales by $4 million, while unfavorable currency exchange decreased sales an additional $16 million.
Gross profit increased $11 million during 2012 compared to 2011, primarily due to pricing, which increased gross profit by $45 million. Lubricant volume declines resulted in a decrease of $28 million, while changes in product mix and unfavorable currency exchange each decreased gross profit by $3 million. In total, gross profit margin during 2012 decreased 0.2 percentage points to 27.1%.
Selling, general and administrative expenses decreased $9 million, or 3%, during 2012 as compared to 2011, primarily as a result of decreases in advertising and promotion expense of $21 million, partially offset by higher employee expense of $10 million.  Equity and other income increased by $3 million in 2012 compared to 2011.
Operating income totaled $236 million in 2012 as compared to $213 million in 2011.  EBITDA increased $21 million from $251 million in 2011 to $272 million in 2012.  EBITDA margin increased 0.7 percentage points to 13.4% in 2012 compared to 12.7% in 2011.  There were no unusual or key items that affected comparability for EBITDA during 2012 and 2011.
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
Selling, general and administrative expenses increased $30 million, or 9%, during 2011 as compared to 2010, primarily as a result of increases in advertising and consumer promotion of $19 million, which occurred to support and promote both the launch of the NextGen™ automotive oil product line and international growth, as well as increases in corporate allocations of $5 million and currency exchange of $5 million.  Equity and other income decreased by $3 million in 2011 essentially due to various asset sales that occurred during 2010.
Operating income totaled $213 million in 2011 as compared to $270 million in 2010.  EBITDA decreased $55 million from $306 million in 2010 to $251 million in 2011.  EBITDA margin decreased 4.7 percentage points to 12.7% in 2011 compared to 17.4% in 2010.  There were no unusual or key items that affected comparability for EBITDA during 2011 and 2010.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three annual periods below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Markets.  There were no unusual or key items that affected comparability for adjusted EBITDA during 2012, 2011 and 2010.

	September 30
(In millions)	2012	2011	2010
Operating income	$236	$213	$270
Depreciation and amortization	36	38	36
EBITDA	$272	$251	$306
Unallocated and other
Unallocated and other recorded costs of $562 million for 2012, $384 million for 2011 and $308 million for 2010.  Unallocated and other includes pension and other postretirement net periodic costs that have not been allocated to business segments.  These costs include interest cost, return on assets, prior service cost for adjustments to actuarial assumptions and net actuarial gains and losses as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to business segments.  These costs totaled $460 million in 2012, $304 million in 2011 and $273 million in 2010.
Other significant costs for 2012, other than pension and postretirement net periodic costs described above, primarily related to $14 million in environmental charges, as well as $85 million in restructuring and other integration costs, which includes stranded costs from divestitures of $5 million, a $20 million lease abandonment charge associated with Ashland’s closure of a corporate facility, a $13 million charge related to the abandonment of a construction project for a multi-purpose facility, severance charges of $19 million associated with Ashland’s involuntary program and the ongoing ISP integration and $28 million related to other ISP integration activities.
Other significant costs for 2011, other than pension and other postretirement net periodic costs described above, primarily related to corporate costs previously allocated to Distribution of $36 million, $24 million for severance charges associated with Ashland’s voluntary severance offer (VSO) program and the ongoing ISP integration and $18 million for net environmental charges associated with adjustments to ongoing obligations of previously divested businesses. For 2010, remaining costs related to corporate costs previously allocated to Distribution of $31 million and a self-insured product liability claim of $4 million. The following table provides a summary of activity for each year.

	September 30
(In millions)	2012	2011	2010
Pension and other postretirement net periodic cost (excluding service cost)	$460	$304	$273
Restructuring activities (includes severance, integration and stranded divestiture costs)	85	60	31
Environmental reserves for divested businesses	14	18	—
Other	3	2	4
Total unallocated cost	$562	$384	$308

FINANCIAL POSITION

Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows.  Ashland had $523 million in cash and cash equivalents as of September 30, 2012, of which $464 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. However, if such amounts were repatriated to the United States, additional taxes may need to be accrued and paid depending upon the source of the earnings remitted. Certain amounts are intended to be permanently reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued. In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives and the cost of remitting such foreign earnings.

(In millions)	2012	2011	2010
Cash provided (used) by:
Operating activities from continuing operations	$385	$243	$551
Investing activities from continuing operations	(241)	(2,102)	20
Financing activities from continuing operations	(317)	1,212	(435)
Discontinued operations	(32)	957	(61)
Effect of currency exchange rate changes on cash and cash equivalents	(9)	10	(10)
Net (decrease) increase in cash and cash equivalents	$(214)	$320	$65

Operating activities
Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to $385 million in 2012, $243 million in 2011 and $551 million in 2010.  The cash generated during each period is primarily driven by net income results, excluding discontinued operation results, and adjusted for certain noncash items such as depreciation and amortization (including debt issuance cost amortization) and actuarial adjustments to the pension and postretirement plans, as well as changes in working capital, which are fluctuations within accounts receivable, inventory, and trade and other payables.  Ashland continues to emphasize working capital management as a high priority and focus within the company.
In 2012, a working capital outflow of $196 million was primarily a result of increased inventory resulting from restocking of certain key products or to support sales growth in various areas of business.  Working capital for 2012 also included a $92 million cash outflow for change in control payments associated with the ISP acquisition. In 2011, a working capital outflow of $238 million was primarily a result of increased inventory resulting from the support of sales growth as well as restocking of certain base products that were low or in sold out positions during previous years.  Working capital also included reduced trade and other payable balances, primarily the result of decreased incentive compensation accruals. In 2010, a working capital outflow of $126 million was primarily a result of increased inventory and accounts receivable balances due to increased sales from volume and price increases.
Operating cash flows for 2012 included income from continuing operations of $38 million, and noncash adjustments of $430 million for depreciation and amortization, $54 million for debt issuance cost amortization and a $493 million actuarial loss on pension and postretirement plans. Operating cash flows for 2012 also included a cash outflow of $67 million related to the premium paid for early redemption of the majority of Ashland’s 9.125% senior notes, as well as the previously mentioned $92 million cash outflow for change in control payments associated with the ISP acquisition. Operating cash flows for 2011 also included income from continuing operations of $56 million, and noncash adjustments of $299 million for depreciation and amortization, $26 million for debt issuance cost amortization and a $318 million actuarial loss on pension and postretirement plans.  Operating cash flows for 2012 and 2011 included inventory fair value adjustments of $28 million and $16 million, respectively, related to the ISP acquisition. Operating cash flows for 2010 included income from continuing operations of $88 million and noncash adjustments of $280 million for depreciation and amortization, $81 million for debt issuance cost amortization and a $268 million actuarial loss on pension and postretirement plans.
Ashland contributed cash of $170 million to its qualified pension plans during 2012 compared to $50 million in 2011 and $62 million in 2010 and paid income taxes of $88 million during 2012 compared to $97 million in 2011 and $86 million in 2010.  Cash receipts for interest income were $8 million in 2012, $16 million in 2011 and $12 million in 2010, while cash payments for interest expense amounted to $202 million in 2012, $109 million in 2011 and $118 million in 2010.
Investing activities
Cash used by investing activities was $241 million and $2,102 million for 2012 and 2011, respectively, as compared to cash provided by investing activities of $20 million for 2010.  The significant cash investing activities for 2012 included cash outflows of $298 million for capital expenditures, partially offset by combined cash proceeds of $41 million related to Ashland’s sale of its PVAc and Synlubes businesses.
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
Financing activities
Cash used by financing activities was $317 million for 2012 and $435 million for 2010, as compared to cash provided by financing activities of $1,212 million for 2011.  Significant cash financing activities for 2012 included net repayments of long-term debt and net proceeds from short-term debt of $521 million and $261 million, respectively, and cash dividends paid of $.80 per share, for a total of $63 million. The net repayment of long-term debt primarily relates to Ashland’s repayment of $572 million aggregate principal of its 9.125% senior notes due 2017 and $350 million of its term loan B facility, offset by proceeds of $500 million from Ashland’s issuance of 4.75% senior notes due 2022. The net proceeds from short-term debt primarily relates to $300 million of proceeds from Ashland’s $350 million accounts receivable securitization facility. Financing activities for 2012 also included cash inflows of $16 million for proceeds from the exercise of stock options and stock appreciation rights and excess tax benefits related to share-based payments.
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
Significant cash financing activities for 2010 included repayments of long-term debt of $780 million, cash dividends paid of $.45 per share, for a total of $35 million and $13 million in debt issuance costs paid in connection with the prior senior credit facility refinancing in March 2010.  These cash outflows were partially offset by proceeds from long- and short-term debt of

$334 million and $48 million, respectively.  Financing activities also included cash inflows of $11 million for proceeds from the exercise of stock options and stock appreciation rights and excess tax benefits related to share-based payments.
Cash provided by discontinued operations
Cash provided by discontinued operations for 2011 includes $955 million of net proceeds from the Distribution sale.  Activity for 2011 and 2010 also included the results of operations of the Distribution business, which amounted to cash inflows of $20 million in 2011 and cash outflows of $35 million in 2010.  The remaining cash outflow fluctuations in each period related to other previously divested businesses and principally related to payment of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods. Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	September 30
(In millions)	2012	2011	2010
Cash flows provided by operating activities from continuing operations	$385	$243	$551
Less:
Additions to property, plant and equipment	(298)	(201)	(192)
Cash dividends paid	(63)	(51)	(35)
ISP acquisition - change in control payment (a)	92	—	—
Premium paid for early redemption of 9.125% senior notes (b)	67	—	—
Free cash flows	$183	$(9)	$324

(a)	Since payment was generated from investment activity, this amount has been included within this calculation.

(b)	Since payment was generated from financing activity, this amount has been included within this calculation.

At September 30, 2012, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,411 million, compared to $1,749 million at the end of 2011.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $43 million at September 30, 2012 and $59 million at September 30, 2011.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 105% of current liabilities at September 30, 2012, compared to 128% at September 30, 2011.
The following summary reflects Ashland’s cash, investment securities and unused borrowing capacity as of September 30, 2012, 2011 and 2010.

	September 30
(In millions)	2012	2011	2010
Cash and cash equivalents	$523	$737	$417

Unused borrowing capacity
Revolving credit facility	$905	$914	$428
Accounts receivable securitization facility	$50	$—	$310

Total borrowing capacity remaining under the $1.0 billion revolving credit facility was $905 million, representing a reduction of $95 million for letters of credit outstanding at September 30, 2012.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and accounts receivable securitization facility, was $1,478 million at September 30, 2012 as compared to $1,651 million at September 30, 2011 and $1,155 million at September 30, 2010, which included $50 million in 2012 and $310 million in 2010 of available liquidity from Ashland’s accounts receivable securitization facilities in place during each year.  Total borrowing capacity was $1.0 billion in 2012 and 2011 and $550 million in 2010 for the revolving credit facility.  In August 2011, Ashland increased the borrowing capacity under its 2010 revolving credit facility in conjunction with the ISP acquisition.  For further information, see the “Key Developments” discussion within Management’s Discussion and Analysis.
Auction rate securities
During 2012 and 2011, Ashland held student loan auction rate securities for which there was not an active market with consistent observable inputs.  At September 30, 2011, these auction rate securities had a par value of $12 million. The securities were recorded at their fair value of $10 million and were classified as noncurrent assets in the Consolidated Balance Sheets for the year ended September 30, 2011. During 2012, Ashland sold its remaining auction rate securities at carrying value, resulting in no gain or loss.

The following table details the auction rate securities sold during 2012, 2011 and 2010.

(In millions)	2012	2011	2010
Par value	$10	$12	$168
Cash received	10	11	150
Gain or (loss)	—	(1)	2

Capital resources
Debt
The following summary reflects Ashland’s debt as of September 30, 2012 and 2011.

	September 30
(In millions)	2012	2011
Short-term debt	$344	$83
Long-term debt (including current portion)	3,246	3,749
Total debt	$3,590	$3,832

The current portion of long-term debt was $115 million at September 30, 2012 and $101 million at September 30, 2011.  Debt as a percent of capital employed was 47% at September 30, 2012 and 48% at September 30, 2011.  At September 30, 2012 Ashland’s total debt had an outstanding principal balance of $3,748 million and discounts of $158 million.  The scheduled aggregate maturities of debt for the next five fiscal years are as follows:  $158 million in 2013, $163 million in 2014, $459 million in 2015, $1,050 million in 2016 and $78 million in 2017.
On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion Senior Credit Facility.  The Senior Credit Facility is comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition.  For further information, see the “Key Developments” discussion within Management’s Discussion and Analysis.
Debt issued in 2012
In July 2012, Ashland commenced a tender offer to purchase for cash any and all of the premium $650 million aggregate principal of the 9.125% senior notes. In conjunction with this tender offer, Ashland issued $500 million aggregate principal amount of 4.750% senior unsecured, unsubordinated notes due 2022. The proceeds of the new notes, together with available cash, were used to pay the consideration, accrued and unpaid interest and related fees and expenses in connection with Ashland’s cash tender offer of the 9.125% senior notes. At the close of the tender offer, $572 million aggregate principal amount of the 9.125% senior notes was redeemed by Ashland, representing 88% of the old notes. In addition, a redemption premium of $67 million was paid to the former note holders.
On August 31, 2012, Ashland entered into a $350 million accounts receivable securitization facility pursuant to (i) a Sale Agreement, among Ashland and certain of its direct and indirect subsidiaries (each an Originator and collectively, the Originators) and CVG Capital III LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of the Originators (CVG) and (ii) a Transfer and Administration Agreement, among CVG, each Originator, Ashland, as Master Servicer, certain Conduit Investors, Uncommitted Investors, Letter of Credit Issuers, Managing Agents, Administrators and Committed Investors, and The Bank of Nova Scotia, as agent for various secured parties (the Agent).
Under the Sale Agreement, each Originator will sell, on an ongoing basis, substantially all of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG. Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors through the sale of an undivided interest in such accounts receivable, related assets and collections. The Transfer and Administration Agreement has a term of three years, but is extendable at the discretion of the Investors. Ashland will account for the Securitization Facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheet as accounts receivable. Fundings under the Transfer and Administration Agreement will be repaid as accounts receivable are collected, with new fundings being advanced (through daily reinvestments) as new accounts receivable are originated by the Originators and sold to CVG, with settlement generally occurring monthly. Ashland continues to classify any borrowings under this facility as a short-term debt instrument within the Consolidated Balance Sheets. Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from each Originator’s own assets and will not be available to its creditors should such Originator become insolvent. Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement. In addition, the Originators’ equity interests in CVG have been pledged to the lenders under the Senior Credit Facility.
At September 30, 2012, the outstanding amount of accounts receivable sold by Ashland to CVG was $616 million. Ashland had drawn $300 million under the facility as of September 30, 2012 in available funding from qualifying receivables. Funds drawn at the inception of the accounts receivable securitization facility were used to prepay $350 million of principal on Ashland’s term loan B facility. The weighted-average interest rate for this instrument was 1.0% during 2012.
Debt covenant restrictions
The Senior Credit Facility contains certain usual and customary representations and warranties, and usual and customary affirmative and negative covenants which include financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of September 30, 2012, Ashland is in compliance with all debt agreement covenant restrictions.
The maximum consolidated leverage ratios permitted under the current Senior Credit Facility are as follows:  3.50 as of September 30, 2012, 3.00 from the period December 31, 2012 through September 30, 2013 and 2.75 as of December 31, 2013 and each fiscal quarter thereafter.
The Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period.  In general, the Senior Credit Facility defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guaranties. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on page M-8.
The minimum required consolidated fixed charge coverage ratios under the current Senior Credit Facility are 1.75 as of September 30, 2012 and 2.00 as of December 31, 2012 and each fiscal quarter thereafter.
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
At September 30, 2012, Ashland’s calculation of the consolidated leverage ratio per the refinancing was 2.6 compared to the 3.5 maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Facility.  At September 30, 2012, Ashland’s calculation of the fixed charge coverage ratio was 2.9 compared to the 1.75 minimum required consolidated ratio.
Cash projection
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
Based on Ashland’s current debt structure included in Note I of Notes to Consolidated Financial Statements, future annual interest expense is expected to range from approximately $170 million to $190 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.
Stockholders’ equity
Stockholders’ equity decreased $106 million since September 30, 2011 to $4,029 million at September 30, 2012.  This decrease was primarily due to regular cash dividends of $63 million, deferred translation losses of $87 million and unrealized losses on interest rate swaps of $26 million, partially offset by net income during the year of $26 million, $20 million from common shares issued under stock incentive and other plans and adjustments to pension and postretirement obligations of $24 million.
In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland purchased common shares through a $200 million 10b5-1 automatic trading plan.  Effective May 31, 2011, as a result of the announcement of the pending ISP acquisition, Ashland terminated the 10b5-1 automatic trading program.  Purchases under the plan amounted to $71 million, or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.  Ashland did not repurchase any shares during 2012 or 2010.
In May 2012, the Board of Directors of Ashland announced a quarterly cash dividend increase to 22.5 cents per share, 90 cents per share on an annual basis, to eligible shareholders of record.  This amount was paid for quarterly dividends in June and September 2012, and was an increase from the quarterly cash dividend of 17.5 cents per share paid during the first and second quarters of 2012.  During the prior year, a quarterly cash dividend of 15 cents per share was paid for the first and second quarters, while 17.5 cents per share was paid for the third and fourth quarters.
Capital expenditures
Ashland is currently forecasting approximately $385 million of capital expenditures for 2013, funded primarily from operating cash flows.  Capital expenditures were $298 million for 2012 and averaged $230 million during the last three years, excluding Distribution.
A summary of the capital employed in Ashland’s current operations, which is calculated by adding equity to capital investment, as of the end of the last three years follows.

(In millions)	2012	2011	2010
Capital employed (a)
Specialty Ingredients	$6,005	$5,763	$2,528
Water Technologies	1,587	1,646	1,656
Performance Materials	1,087	1,205	811
Consumer Markets	688	676	578

(a)
Excludes the assets and liabilities classified within the unallocated and other segment and primarily includes debt and other long-term liabilities such as asbestos and pension. The net liability in this segment was $5,338 million, $5,155 million and $1,766 million as of September 30, 2012, 2011 and 2010, respectively.

Contractual obligations and other commitments
The following table aggregates Ashland’s obligations and commitments to make future payments under existing contracts at September 30, 2012.  Contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable have been excluded.

		Less than	1-3	3-5	More than
(In millions)	Total	1 year	years	years	5 years
Contractual obligations
Raw material and service contract purchase obligations (a)	$680	$197	$282	$51	$150
Employee benefit obligations (b)	456	131	72	77	176
Operating lease obligations (c)	201	51	63	34	53
Debt (d)	3,748	158	622	1,128	1,840
Debt interest payments (e)	1,219	174	314	241	490
Unrecognized tax benefits (f)	124	—	—	—	124
Total contractual obligations	$6,428	$711	$1,353	$1,531	$2,833

Other commitments
Letters of credit (g)	$95	$95	$—	$—	$—

(a)	Includes raw material and service contracts where minimal committed quantities and prices are fixed.

(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2013, as well as projected benefit payments through 2022 under Ashland’s unfunded pension and other postretirement benefit plans.  See Note M of Notes to Consolidated Financial Statements for additional information.

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

(e)
Includes interest expense on both variable and fixed rate debt assuming no prepayments.  Variable interest rates have been assumed to remain constant through the end of the term at rates that existed as of September 30, 2012.

(f)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits, including interest and penalties.  Therefore, these amounts were included in the “More than 5 years” column.

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
Long-lived assets
Tangible assets
The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated principally over 25 to 35 years and machinery and equipment principally over 4 to 25 years.  Ashland reviews property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Ashland monitors these changes and events on at least a quarterly basis.  Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life.  Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances.  Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups.  If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value.  Various factors that Ashland uses in determining the impact of these assessments include the expected useful lives of long-lived assets and the ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows.  Because judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.
Total depreciation expense on property, plant and equipment for 2012, 2011 and 2010 was $313 million, $225 million and $212 million, respectively.  Depreciation expense for 2012, 2011 and 2010 included $7 million, $19 million and $7 million, respectively, in asset impairment and accelerated depreciation.  Capitalized interest for 2012, 2011 and 2010 was $1 million, $1 million and $2 million, respectively.
Finite-lived intangible assets
Finite-lived intangible assets principally consist of certain trademarks and trade names, intellectual property, customer relationships and sales contracts.  These intangible assets are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 4 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years. Ashland reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Ashland monitors these changes and events on at least a quarterly basis.
Amortization expense recognized on finite-lived intangible assets was $117 million for 2012, $74 million for 2011 and $68 million for 2010, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.
Goodwill
In accordance with U.S. GAAP, Ashland reviews goodwill and other indefinite-lived intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients, Water Technologies, Consumer Markets and Performance Materials segments.  Within the Performance Materials reportable segment, because further discrete financial information is provided and management regularly reviews this information, this reportable segment is further broken down into the Composite Polymers/Specialty Polymers/Adhesives and Elastomers reporting units.  Goodwill associated with each of these reporting units as of September 30, 2012 was $2,202 million for Specialty Ingredients, $659 million for Water Technologies, $166 million for Consumer Markets, $305 million for Composites Polymers/Specialty Polymers/Adhesives and $10 million for Elastomers.
When externally quoted market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units through the use of a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group.  Discounted cash flow models are highly reliant on various assumptions.  Significant assumptions Ashland utilized in these models for the current year included:  projected business results and future industry direction, long-term growth factors (ranging from 2.5% to 5%) and weighted-average cost of capital, which ranged from 10% to 12%.  Ashland uses assumptions that it deems to be reasonable estimates of likely future events and compares the total fair values of each reporting unit to Ashland’s market capitalization, and implied control premium, to determine if the fair values are reasonable compared to external market indicators.  Subsequent changes in these key assumptions could affect the results of future goodwill impairment reviews.
In conjunction with the July 1 annual assessment of goodwill, Ashland’s valuation techniques did not indicate any impairment.  Each reporting unit’s fair value was significantly over its carrying values, except for the Water Technologies reporting unit, whose calculated fair value exceeded its carrying value by less than 10%.  Based on the sensitivity analysis performed on two key assumptions in the discounted cash flow model of the Water Technologies reporting unit, a negative 1% change in the long-term growth factor assumption would have resulted in a fair value still above the current carrying value, while a negative 1% change in the weighted-average cost of capital assumption would have resulted in a fair value slightly below the current carrying value.
In calculating the fair value of Water Technologies within the model, Ashland assumed a long-term growth factor of 4% and a weighted-average cost of capital of 11%.  The weighted-average cost of capital of 11% is considered by Ashland to be conservative based on Ashland’s significantly lower overall weighted-average borrowing rate at September 30, 2012 of 4.1% as well as the general overall lower interest rate environment that currently exists in the credit markets.  Assuming no changes in the key assumptions identified and projected results, Ashland currently anticipates the future fair value of the Water Technologies reporting unit to increase over time; however, future declines in the operating results of Water Technologies could indicate a need to reevaluate the fair value of this business under U.S. GAAP requirements and may ultimately result in an impairment to goodwill. Ashland continues to monitor for any potential indicators of impairment.
Ashland compared and assessed the total fair values of the reporting units to Ashland’s market capitalization at the annual assessment date, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators.  The calculated fair value for each reporting unit summed together exceeded Ashland’s market value as of the annual impairment testing date for 2012 by approximately 35%, which Ashland considers reasonable.  Because the fair value results for each reporting unit did not indicate a potential impairment existed, Ashland did not recognize any goodwill impairment during 2012, 2011 and 2010.  Subsequent to this annual impairment test, no indications of an impairment were identified.

Other indefinite-lived intangible assets
Other indefinite-lived intangible assets include in-process research and development (IPR&D) and certain trademarks and trade names.  These assets had a carrying value of $536 million as of September 30, 2012.  Ashland reviews these intangible assets for possible impairment annually or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Ashland tests these assets using a “relief-from-royalty” valuation method compared to the carrying value, except for IPR&D assets, which are described within its section.  Significant assumptions inherent in the valuation methodologies for these intangibles include, but are not limited to, such estimates as projected business results, growth rates, weighted-average cost of capital, which ranged from 10.4% to 11.4%, and royalty rates (ranging from 0.5% to 6%).  In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment, as each indefinite-lived intangible asset’s fair value exceeded their carrying values.
Ashland’s assessment of an impairment charge on any of these assets classified currently as having indefinite lives, including goodwill, could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: a significant change in projected business results, a divestiture decision, increase in Ashland’s weighted-average cost of capital rates, decrease in growth rates or other assumptions, economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.  For further information, see Note H of Notes to Consolidated Financial Statements.
IPR&D
Ashland has identified in-process research and development (IPR&D) projects within the acquired ISP business that, as of the date of acquisition, had not been established in the marketplace.  These projects consist of various enhancements of existing products or new potential applications for products.  Ashland used various valuation models based on discounted probability weighted future cash flows on a project-by-project basis in identifying projects as distinct assets.  During 2012, Ashland finalized its strategic assessment and evaluation of these projects. Initially, Ashland recorded the value of these projects as $135 million. Since Ashland had not been given the opportunity to fully investigate each IPR&D project before the acquisition was completed, the newly appointed management team completed its assessment of each ongoing IPR&D project from ISP during the fourth quarter of 2012. This resulted in an adjustment to the initially recorded value, reducing the fair value assigned to IPR&D projects to $86 million, with a corresponding increase to goodwill. Additionally as a part of this assessment, Ashland identified several projects that were abandoned during 2012 due to ongoing research and development activities that occurred subsequent to the acquisition of ISP. Ashland’s abandonment of these projects based on post-acquisition events resulted in a $13 million impairment charge during 2012, classified within the research and development expense caption of the Statements of Consolidated Income. The completion of this strategic assessment resulted in 11 projects identified as distinct assets that totaled $73 million. Identified IPR&D acquired in a business combination is capitalized and tested for impairment annually and when events and circumstances indicate an impairment may have occurred.  As such, these assets have and will continue to be subjected to future impairment or amortization as the individual projects continue through the various stages of the feasibility assessment process. The future feasibility of these assets will be evaluated on a quarterly basis by Ashland or when a significant event has been deemed to have occurred.  For further information, see Note H of Notes to Consolidated Financial Statements.
Employee benefit obligations
Pension plans
Ashland and its subsidiaries sponsor contributory and noncontributory qualified defined benefit pension plans that cover certain employees in the United States and in a number of other countries.  In addition, Ashland has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  Ashland funds the costs of the non-qualified plans as the benefits are paid.  Pension obligations for applicable employees of non-U.S. consolidated subsidiaries are provided for in accordance with local practices and regulations of the respective countries.  For further information, see Note M of Notes to Consolidated Financial Statements.
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

Change in accounting policy regarding pension and other postretirement benefits
During 2011, Ashland elected to change its method of recognizing actuarial gains and losses for its defined benefit pension plans and other postretirement benefit plans.  Previously, Ashland recognized the actuarial gains and losses as a component of Stockholders’ Equity within the Consolidated Balance Sheet on an annual basis and amortized the gains and losses into operating results over the average future service period of active employees within the related plans.  Ashland elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year.  The remaining components of pension and other postretirement benefits expense are recorded on a quarterly basis.  While Ashland’s historical policy of recognizing pension and other postretirement benefit expense is acceptable under U.S. GAAP, Ashland believes that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results.  This change also improves transparency within Ashland’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred.  This change in accounting policy was applied retrospectively during 2011, adjusting all periods presented prior to 2011.
Change in expense allocation for pension and other postretirement benefit plans
In connection with the change in accounting policy for pension and other postretirement benefits, Ashland also elected during 2011 to change its method of accounting for certain costs included in inventory.  Ashland elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales.  While Ashland’s historical policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs only include costs that are directly attributable to current employees.  Applying this change retrospectively during 2011, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.
In addition, as a further attempt to properly match actual operational expenses each business segment is incurring, Ashland changed its expense allocation for pension and other postretirement benefit plans during 2011.  Previously, Ashland allocated all components of pension and other postretirement benefit plan expenses to each business segment on a ratable basis.  Ashland now allocates only the service cost component of these plans to the actual business segment that incurred this expense.  All other pension and other postretirement benefit plan expense components are recorded within the Unallocated and other reporting segment.  Ashland believes the revised expense allocation more appropriately matches the cost incurred for active employees to the respective business segment.
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
Ashland developed the discount rate used to determine the present value of its obligations under the U.S. pension and postretirement health and life plans by matching the stream of benefit payments from the plans to the Mercer Pension Discount Yield Curve Spot Rates.  Ashland uses this approach to reflect the specific cash flows of these plans for determining the discount rate.  The discount rates determined as of September 30, 2012 ranged from 3.19% - 3.67% for the U.S. pension plans and 2.80% - 3.54% for the postretirement health and life plans.  Non-U.S. pension plans followed a similar process based on financial markets in those countries where Ashland provides a defined benefit pension plan.
Ashland’s expense under both U.S. and non-U.S. pension plans is determined using the discount rate as of the beginning of the fiscal year, which amounted to a weighted-average rate of 4.76% for 2012, 5.01% for 2011 and 5.82% for 2010.  The rates used for the postretirement health and life plans were 4.39% for 2012, 4.68% for 2011 and 5.50% for 2010.  The 2013 expense for the pension plans will be based on a weighted-average discount rate of 3.70%, while 3.23% will be used for the postretirement health and life plans.
The weighted-average rate of compensation increase assumptions were 3.69% for 2012, 3.66% for 2011 and 3.67% for 2010.  The compensation increase assumptions for the U.S. plans were 3.75% for 2012, 2011 and 2010.  The rate of the compensation increase assumption for the U.S. plans will remain at 3.75% in determining Ashland’s pension costs for 2013.
The weighted-average long-term expected rate of return on assets was assumed to be 7.67% for 2012, 7.68% for 2011 and 7.90% for 2010.  The long-term expected rate of return on assets for the U.S. plans was assumed to be 8.25% for 2012, 2011 and 2010.  For 2012, the U.S. pension plan assets generated an actual return of 12.15%, compared to 4.73% in 2011 and 12.34% in

2010. The long-term expected rate of return on assets for the U.S. plans will be 8.0% for 2013.  However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances.  Ashland has generated compounded annual investment returns of 5.52% and 9.60% on its U.S. pension plan assets over the last five-year and ten-year periods.  Ashland estimates total fiscal 2013 pension income for U.S. and non-U.S. pension plans to be approximately $18 million, which excludes the impact of actuarial gains or losses.
Shown below are the estimated increases in pension and postretirement expense that would have resulted from a one percentage point change in each of the assumptions for each of the last three years.

(In millions)	2012	2011	2010
Increase in pension costs from
Decrease in the discount rate	$707	$498	$487
Increase in the salary adjustment rate	54	50	53
Increase in other postretirement costs from
Decrease in the discount rate	26	27	35

U.S. pension legislation and future funding requirements
In July 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was enacted in the U.S. and, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years, as was previously required. This relief will impact Ashland’s future required funding contributions to its U.S. qualified pension plans. Reflecting the impact of this new law, Ashland expects to contribute $90 million to $100 million to its U.S. pension plans and $21 million to its non-U.S. pension plans during 2013.
Income taxes
Ashland is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining Ashland’s provision for income taxes and the related assets and liabilities.  The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes.  Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.  Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards.  The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.  In the event that the actual outcome of future tax consequences differs from Ashland’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Consolidated Statement of Income and Consolidated Balance Sheet.
The recoverability of deferred tax assets and the recognition and measurement of uncertain tax positions are subject to various assumptions and judgment by Ashland.  If actual results differ from the estimates made by Ashland in establishing or maintaining valuation allowances against deferred tax assets, the resulting change in the valuation allowance would generally impact earnings or other comprehensive income depending on the nature of the respective deferred tax asset.  Additionally, the positions taken with regard to tax contingencies may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties.  Positive and negative evidence is considered in determining the need for a valuation allowance against deferred tax assets, which includes such evidence as historical earnings, projected future earnings, tax planning strategies and expected timing of reversal of existing temporary differences.
In determining the recoverability of deferred tax assets Ashland gives consideration to all available positive and negative evidence including reversals of deferred tax liabilities (other than those with an indefinite reversal period), projected future taxable income, tax planning strategies and recent financial operations.  Ashland attaches the most weight to historical earnings due to their verifiable nature.  In evaluating the objective evidence that historical results provide, we consider three years of cumulative income or loss.  In addition, Ashland has reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.
As a result of the ISP and Hercules acquisitions during 2011 and 2009, respectively, significant historical tax positions and structures related to ISP and Hercules are in the process of being combined within Ashland.  Some of these previous tax positions and structures from ISP and Hercules required a complete reassessment regarding certain of Ashland’s pre-acquisition tax positions and structures.  As such, material changes in certain tax matters may occur in the future based on deviations from Ashland’s current estimates and assumptions in combining these tax positions and structures.  For additional information, see Note L of Notes to Consolidated Financial Statements.
Asbestos litigation
Ashland and Hercules, a wholly-owned subsidiary of Ashland, have liabilities from claims alleging personal injury caused by exposure to asbestos.  To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A).  The methodology used by HR&A to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims and litigation defense.  The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.  See Note N of Notes to Consolidated Financial Statements for additional information.
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
During the most recent update, completed during 2012, it was determined that the liability for Ashland asbestos claims should be increased by $11 million.  Total reserves for asbestos claims were $522 million at September 30, 2012 compared to $543 million at September 30, 2011.
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
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 69% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 84% have a credit rating of B+ or higher by A. M. Best, as of September 30, 2012.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a subsidiary of Berkshire Hathaway.  Ashland discounts this portion of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.
During fiscal 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Consolidated Balance Sheet, which had a $9 million (after-tax) effect on the Statement of Consolidated Income within the discontinued operations caption.  During the year ended September 30, 2012, Ashland received $7 million in cash after reaching a settlement with certain insolvent London market insurance companies.  The cash received from this settlement during the current period was recognized as an after-tax gain of $6 million within discontinued operations of the Statement of Consolidated Income since Ashland’s policy is to not record asbestos receivables for any carriers that are insolvent.
At September 30, 2012, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $423 million (excluding the Hercules receivable for asbestos claims), of which $58 million relates to costs previously paid.  Receivables from insurers amounted to $431 million at September 30, 2011.  During 2012, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update resulted in an additional $19 million increase in the receivable for probable insurance recoveries.
Hercules asbestos-related litigation
Hercules, a wholly-owned subsidiary of Ashland acquired during 2009, has liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited industrial market.  Because claims are frequently filed and settled in large groups, the amount and timing of settlements and number of open claims can fluctuate significantly from period to period.
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during 2012, it was determined that the liability for Hercules asbestos related claims should be increased by $30 million.  Total reserves for asbestos claims were $320 million at September 30, 2012 compared to $311 million at September 30, 2011.
During December 2009, Ashland essentially completed the final valuation assessment of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  During the 2010 annual update, it was determined that the liability for asbestos claims should be reduced by $58 million.  Ashland reviewed the assumptions underlying the asbestos valuation model for both pre- and post-acquisition periods and noted declines in certain asbestos claim filing and expenditure trends, which is one of the key assumptions in the methodology used to project future asbestos liabilities. Ashland determined that a portion of the reductions in claim filing trends pertaining to pre-acquisition claims should have been applied to the final acquisition date valuation assessment completed during the first quarter of 2010, which resulted in $14 million of the $58 million adjustment being recorded to goodwill. This $14 million increase to goodwill was partially offset by a $6 million reduction in probable insurance recoveries, resulting in a net $8 million increase to goodwill.
As previously described, the methodology applied by HR&A utilizes recent claim and settlement experience and the estimate and related assumptions are updated annually. During 2011 and 2010, there were favorable trends in some of the factors that impact the reserve estimate for the Hercules asbestos claims. As a result, and consistent with established practices, Ashland made reductions to the projected future asbestos claim liability for Hercules and a corresponding decline in the asbestos insurance receivable for estimated coverage amounts in both periods.
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  As of September 30, 2012, this estimated receivable consists exclusively of domestic insurers, of which approximately 97% have a credit rating of B+ or higher by A. M. Best.
As of September 30, 2012 and 2011, the receivables from insurers amounted to $56 million and $48 million, respectively.  During 2012, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update caused a $9 million increase in the receivable for probable insurance recoveries.
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
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2012, such locations included 78 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 146 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,225 service station properties, of which 87 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $228 million at September 30, 2012 compared to $246 million at September 30, 2011, of which $187 million at September 30, 2012 and $204 million at September 30, 2011 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.  As a result of the ISP acquisition on August 23, 2011, Ashland assumed certain environmental and asset retirement obligation contingencies.  The total obligations assumed by Ashland in 2011 were $39 million, which includes an increase of $12 million for different remediation approaches than prior ISP assumptions.
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering, technical and feasibility studies are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2012 and 2011, Ashland’s recorded receivable for these probable insurance recoveries was $26 million and $33 million, respectively.
Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $440 million.  No individual remediation location is material, as the largest reserve for any site is approximately 10% or less of the remediation reserve.

OUTLOOK
Ashland achieved several noteworthy accomplishments during 2012, which included significant earnings expansion as Adjusted EBITDA grew over 17% compared to the prior year. In addition, Ashland reduced ongoing costs by $75 million during the year through a broad corporate cost reduction program which included savings related to the integration of ISP. Additionally, Ashland improved its capital structure by refinancing certain long-term debt instruments that have lowered future interest expense while reducing debt approximately $250 million. These accomplishments during 2012 have positioned Ashland to continue its progress towards longer-term financial performance objectives.
Ashland has three primary objectives for 2013. First, Ashland intends to focus on sales growth and cost management. Second, Ashland expects to complete the remaining cost reduction programs, which are estimated to save an additional $15 million by the end of the upcoming fiscal year. Finally, Ashland is focused on continuing to generate free cash flow that will enable it to pay down debt and consider other value creating opportunities.
Near-term financial performance expectations for each region have not changed. North and Latin America continue to improve while Asia and Europe remain weak. Generally, each business should follow normal seasonal trends. One exception is the Specialty Ingredients business, which will be challenged in the upcoming quarter by demand instability for certain guar products, which represented approximately 45% of sales within the energy business in 2012. Since September 30, 2012, demand for these products has slowed in anticipation of the harvest expected in the last half of Ashland’s first quarter, which has led to significant price volatility in the current market and implied inventory values at or below current carrying costs. Depending on where the market eventually settles after upcoming crop yields are known, a range of possible outcomes from full realization of the carrying value of the inventory to a significant negative adjustment to the cost of inventory on hand could occur. Ashland is currently waiting for the market to stabilize before re-entering. The remainder of the Specialty Ingredients business is in position to perform well, including the other segments of the energy market. In the three primary markets of focus, which include Pharmaceutical, Personal Care and Coatings, Ashland expects solid growth in the upcoming year.

EFFECTS OF INFLATION AND CHANGING PRICES
Ashland’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar.  Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power.  As of September 30, 2012, Ashland’s monetary assets exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation.  However, given the recent consistent stability of inflation in the United States in the past several years as well as forward economic outlooks, current inflationary pressures seem moderate.
Certain of the industries in which Ashland operates are capital-intensive, and replacement costs for its plant and equipment generally would substantially exceed their historical costs.  Accordingly, depreciation and amortization expense would be greater if it were based on current replacement costs.  However, because replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive than existing facilities, mitigating at least part of the increased expense.
Ashland uses the LIFO method to value a portion of its inventories to provide a better matching of revenues with current costs.  However, LIFO values such inventories below their replacement costs during inflationary periods.

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission, news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of this annual report on Form 10-K.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this annual report on Form 10-K or otherwise except as required by securities or other applicable law.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland regularly uses foreign currency derivative instruments to manage its exposure to certain transactions denominated in foreign currencies.  All derivative instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, but exposure is limited to the replacement value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures and as of September 30, 2012 does not have significant credit risk on open derivative contracts.  The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments at September 30, 2012 would be a $13 million impact on Ashland’s consolidated financial position, results of operations, cash flows or liquidity.  Ashland did not transact or have open any hedging contracts with respect to commodities or any related raw material requirements for the year ended September 30, 2012.
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the ISP acquisition.  As of September 30, 2012, the total notional value of interest rate swaps related to term loans A and B equaled $1.4 billion and $650 million, respectively.  Ashland records these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements for unconsolidated affiliates required by Rule 3-09 of Regulation S-X, if any, will be filed as an amendment to this annual report on Form 10-K within the time frame required after the end of the investee’s fiscal year. Summarized financial information for all unconsolidated affiliates is disclosed in Note E of Notes to Consolidated Financial Statements.

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
The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee.  The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function.  The Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls.  The report of Ashland’s Audit Committee can be found in Ashland’s 2012 Proxy Statement.
Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2012.  Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2012.
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

November 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Ashland Inc. and consolidated subsidiaries
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ashland Inc. and its subsidiaries at September 30, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
November 19, 2012

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Income
Years Ended September 30
(In millions except per share data)	2012	2011	2010
Sales	$8,206	$6,502	$5,741
Costs and expenses
Cost of sales	6,025	4,890	4,124
Selling, general and administrative expense	1,800	1,451	1,338
Research and development expense	137	80	78
	7,962	6,421	5,540
Equity and other income - Notes A and E	58	49	48
Operating income	302	130	249
Net interest and other financing expense - Note I	(317)	(121)	(197)
Net gain (loss) on acquisitions and divestitures - Notes B and C	1	(5)	21
Other income and (expense)	—	(1)	2
Income (loss) from continuing operations before income taxes	(14)	3	75
Income tax benefit - Note L	(52)	(53)	(13)
Income from continuing operations	38	56	88
Income (loss) from discontinued operations (net of income taxes) - Note D	(12)	358	53
Net income	$26	$414	$141

Earnings per share - Note A
Basic
Income from continuing operations	$0.49	$0.72	$1.14
Income (loss) from discontinued operations	(0.16)	4.56	0.68
Net income	$0.33	$5.28	$1.82
Diluted
Income from continuing operations	$0.48	$0.70	$1.11
Income (loss) from discontinued operations	(0.15)	4.47	0.67
Net income	$0.33	$5.17	$1.78

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
At September 30
(In millions)	2012	2011
Assets
Current assets
Cash and cash equivalents	$523	$737
Accounts receivable (less allowances for doubtful accounts of
$24 million in 2012 and $30 million in 2011) - Note A	1,481	1,482
Inventories - Note A	1,008	925
Deferred income taxes - Note L	116	163
Other assets	81	80
Total current assets	3,209	3,387
Noncurrent assets
Property, plant and equipment - Note A
Cost	4,478	4,306
Accumulated depreciation and amortization	(1,646)	(1,392)
Net property, plant and equipment	2,832	2,914
Goodwill - Note H	3,342	3,291
Intangibles - Note H	1,936	2,134
Asbestos insurance receivable (noncurrent portion) - Note N	449	448
Equity and other unconsolidated investments	217	193
Other assets - Note J	539	599
Total noncurrent assets	6,483	6,665
Total assets	$12,524	$12,966

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt - Note I	$344	$83
Current portion of long-term debt - Note I	115	101
Trade and other payables	877	911
Accrued expenses and other liabilities	577	644
Total current liabilities	1,913	1,739
Noncurrent liabilities
Long-term debt (noncurrent portion) - Note I	3,131	3,648
Employee benefit obligations - Note M	1,839	1,566
Asbestos litigation reserve (noncurrent portion) - Note N	771	783
Deferred income taxes - Note L	208	404
Other liabilities - Note J	633	691
Total noncurrent liabilities	6,582	7,092
Stockholders’ equity - Notes O and P
Common stock, par value $.01 per share, 200 million shares authorized
Issued 79 million shares in 2012 and 78 million shares in 2011	1	1
Paid-in capital	647	627
Retained earnings	3,163	3,200
Accumulated other comprehensive income	218	307
Total stockholders’ equity	4,029	4,135
Total liabilities and stockholders’ equity	$12,524	$12,966

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Stockholders’ Equity

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions)	stock	capital	earnings	income (loss)	(a)	Total
Balance at September 30, 2009	$1	$521	$2,731	$348		$3,601
Total comprehensive income (loss) (b)			141	(44)		97
Regular dividends, $.45 per common share			(35)			(35)
Issuance of common shares - Note O		100				100
Common shares issued under stock incentive
and other plans (c) (d)		44				44
Balance at September 30, 2010	1	665	2,837	304		3,807
Total comprehensive income (b)			414	3		417
Regular dividends, $.65 per common share			(51)			(51)
Common shares issued under stock incentive
and other plans (c) (d)		33				33
Repurchase of common shares (e)		(71)				(71)
Balance at September 30, 2011	1	627	3,200	307		4,135
Total comprehensive income (loss) (b)			26	(89)		(63)
Regular dividends, $.80 per common share			(63)			(63)
Common shares issued under stock incentive
and other plans (c) (d)		20				20
Balance at September 30, 2012	$1	$647	$3,163	$218		$4,029

(a)
At September 30, 2012 and 2011, the accumulated other comprehensive income of $218 million for 2012 and $307 million for 2011 was comprised of unrecognized prior service credits as a result of certain plan amendments of $85 million for 2012 and $62 million for 2011, net unrealized translation gains of $171 million for 2012 and $257 million for 2011, and net unrealized losses on interest rate hedges of $38 million for 2012 and $12 million for 2011.

(b)	Reconciliations of net income to total comprehensive (loss) income follow.

(In millions)	2012	2011	2010
Net income	$26	$414	$141
Pension and postretirement obligation adjustment	32	50	31
Related tax benefit	(8)	(17)	(11)
Unrealized translation loss	(87)	(18)	(64)
Net unrealized loss on interest rate hedges	(42)	(20)	—
Related tax benefit	16	8	—
Total comprehensive (loss) income	$(63)	$417	$97

(c)	Includes income tax benefits resulting from the exercise of stock options of $16 million in 2012, $9 million in 2011 and $8 million in 2010.

(d)	Common shares issued were 729,484, 484,161 and 972,938 for 2012, 2011 and 2010, respectively.

(e)	Common shares repurchased were 1,207,406 for 2011.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Cash Flows
Years Ended September 30
(In millions)	2012	2011	2010
Cash flows provided by operating activities from continuing operations
Net income	$26	$414	$141
Loss (income) from discontinued operations (net of income taxes)	12	(358)	(53)
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	430	299	280
Debt issuance cost amortization	54	26	81
Purchased in-process research and development impairment	13	—	—
Deferred income taxes	(154)	(57)	(67)
Equity income from affiliates	(35)	(17)	(19)
Distributions from equity affiliates	3	5	17
Gain from sale of property and equipment	(1)	(2)	(4)
Stock based compensation expense - Note P	28	16	14
Stock contributions to qualified savings plans	—	13	22
Net loss (gain) on acquisitions and divestitures - Notes B and C	(3)	5	(21)
Inventory fair value adjustment related to ISP acquisition	28	16	—
Actuarial loss on pension and postretirement plans	493	318	268
Change in operating assets and liabilities (a)	(509)	(435)	(108)
	385	243	551
Cash flows (used) provided by investing activities from continuing operations
Additions to property, plant and equipment	(298)	(201)	(192)
Proceeds from disposal of property, plant and equipment	6	14	21
Purchase of operations - net of cash acquired	—	(2,002)	(23)
Proceeds from sales and maturities of available-for-sale securities	10	11	150
Proceeds from sale of operations or equity investments	41	76	64
	(241)	(2,102)	20
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	502	2,910	334
Repayment of long-term debt	(1,023)	(1,513)	(780)
Proceeds from short-term debt, net	261	12	48
Repurchase of common stock	—	(71)	—
Debt issuance/modification costs	(10)	(82)	(13)
Cash dividends paid	(63)	(51)	(35)
Proceeds from exercise of stock options	4	3	6
Excess tax benefits related to share-based payments	12	4	5
	(317)	1,212	(435)
Cash (used) provided by continuing operations	(173)	(647)	136
Cash used (provided) by discontinued operations
Operating cash flows	(31)	2	(45)
Investing cash flows	(1)	955	(16)
Effect of currency exchange rate changes on cash and cash equivalents	(9)	10	(10)
Increase (decrease) in cash and cash equivalents	(214)	320	65
Cash and cash equivalents - beginning of year	737	417	352
Cash and cash equivalents - end of year	$523	$737	$417
(Increase) decrease in operating assets (a)
Accounts receivable	$20	$(40)	$(128)
Inventories	(105)	(133)	(56)
Other current and noncurrent assets	183	246	99
Increase (decrease) in operating liabilities (a)
Trade and other payables	(111)	(65)	58
Pension contributions	(170)	(50)	(62)
Other current and noncurrent liabilities	(326)	(393)	(19)
Change in operating assets and liabilities	$(509)	$(435)	$(108)
Supplemental disclosures
Interest paid	$202	$109	$118
Income taxes paid	88	97	86

(a)	Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation and basis of presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and U.S. Securities and Exchange Commission regulations.  All material intercompany transactions and balances have been eliminated.  Additionally, certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation. The Consolidated Financial Statements include the accounts of Ashland and its majority owned subsidiaries.  Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for under the equity method.
Ashland is composed of four reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).
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
Allowance for doubtful accounts
Ashland records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable.  Each month, Ashland reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  The allowance for doubtful accounts is adjusted when it becomes probable a receivable will not be recovered.
Inventories
Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants with a replacement cost of $265 million at September 30, 2012, and $295 million at September 30, 2011, are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are valued using the weighted-average cost method or the first-in, first-out method.

(In millions)	2012	2011
Finished products	$675	$620
Raw materials, supplies and work in process	376	364
LIFO carrying values	(43)	(59)
	$1,008	$925

Property, plant and equipment
The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated principally over 25 to 35 years and machinery and equipment principally over 4 to 25 years.  Such

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of asset groups of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).  The following table summarizes various property, plant and equipment charges included within the Statements of Consolidated Income.

(In millions)	2012	2011	2010
Depreciation (a)	$313	$225	$212
Capitalized interest	1	1	2

(a)	Includes $7 million, $19 million and $7 million of asset impairment and accelerated depreciation during 2012, 2011 and 2010, respectively.

The following table describes the various components of property, plant and equipment within the Consolidated Balance Sheet.

(In millions)	2012	2011
Land	$260	$281
Buildings	724	754
Machinery and equipment	3,246	3,024
Construction in progress	248	247
Total property, plant and equipment (gross)	4,478	4,306
Accumulated depreciation and amortization	(1,646)	(1,392)
Total property, plant and equipment (net)	$2,832	$2,914

Goodwill and other intangibles
In accordance with U.S. GAAP, Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Ashland reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level.  Ashland tests goodwill for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group.  Ashland tests its indefinite-lived intangible assets, principally trademarks and trade names, using a “relief-from-royalty” valuation method compared to the carrying value, while in-process research and development assets are subject to review through the various stages of the feasibility assessment process.  Significant assumptions inherent in the valuation methodologies for goodwill and other intangibles are employed and include, but are not limited to, such estimates as future projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty and discount rates.
Finite-lived intangible assets principally consist of certain trademarks and trade names, intellectual property, customer lists and sales contracts.  These intangible assets are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 4 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years. Ashland reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Ashland monitors these changes and events on at least a quarterly basis. For further information on goodwill and other intangible assets, see Note H.
Derivative instruments
Ashland regularly uses derivative instruments to manage its exposure to fluctuations in foreign currencies and interest rates.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  At September 30, 2012 and 2011, Ashland had interest rate swap contracts that qualified for hedge accounting treatment that were in a liability position of $62 million and $20 million, respectively.  Credit risks arise from the possible inability of counterparties to meet the

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

terms of their contracts, but exposure is limited to the fair value of the contracts.  Ashland further minimizes this credit risk through internal monitoring procedures.  As of September 30, 2012 and 2011, Ashland had not identified any significant credit risk on open derivative contracts.  For additional information on derivative instruments, see Note G.
Revenue recognition
Sales generally are recognized when persuasive evidence of an arrangement exists, products are received or services are provided to customers, the sales price is fixed or determinable and collectibility is reasonably assured.  For consignment inventory, title and risk of loss are transferred when the products have been consumed or used in the customer’s production process.  The percentage of Ashland’s sales recognized from consignment inventory sales was 5% during 2012, 6% during 2011 and 5% during 2010.  Ashland reports all sales net of tax assessed by qualifying governmental authorities.
Expense recognition
Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers, and all other distribution network costs.  Selling, general and administrative expense includes sales and marketing costs, advertising, customer support, environmental remediation, corporate and divisional administrative and other costs.  Advertising costs ($55 million in 2012, $85 million in 2011 and $69 million in 2010) and research and development costs ($137 million in 2012, $80 million in 2011 and $78 million in 2010) are expensed as incurred.
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

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

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
Pension and other postretirement benefits
The funded status of Ashland’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheet.  The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date.  For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the other postretirement benefit plans the benefit obligation is the accumulated postretirement benefit obligation (APBO).  The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels.  The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered.  The measurement of the benefit obligation is based on Ashland’s estimates and actuarial valuations.  These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates.  The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants.  For additional information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note M.
During 2011, Ashland elected to change its method of recognizing actuarial gains and losses for its defined benefit pension plans and other postretirement benefit plans. Previously, Ashland recognized the actuarial gains and losses as a component of Stockholders’ Equity within the Consolidated Balance Sheet on an annual basis and amortized the gains and losses into operating results over the average future service period of active employees within the related plans. During 2011, Ashland elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of pension and other postretirement benefits expense will be recorded on a quarterly basis. While Ashland’s previous policy of recognizing pension and other postretirement benefit expense was considered acceptable under U.S. GAAP, Ashland believes that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change also improved transparency within Ashland’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred. This change in accounting policy was applied retrospectively, adjusting all periods prior to 2011.
In connection with this change in accounting policy for pension and other postretirement benefits, Ashland also elected in 2011 to change its method of accounting for certain costs included in inventory. Ashland elected to exclude the amount of its pension and other postretirement benefit costs applicable to inactive participants from inventoriable costs and charge them directly to cost of sales. While Ashland’s previous policy of including all pension and other postretirement benefit costs as a component of inventoriable costs was acceptable, Ashland believes that the new policy is preferable, as inventoriable costs will only include costs that are directly attributable to current employees. Applying this change in 2011 retrospectively, in connection with the change in accounting for pension and other postretirement benefit costs, did not have a significant impact on previously reported inventory, cost of sales or segment reported results in any of the prior period financial statements.
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
Stock incentive plans
Ashland recognizes compensation expense for stock incentive plans awarded to key employees and directors, primarily in the form of stock appreciation rights (SARs), restricted stock, performance shares and other non-vested stock awards, that are generally based upon the grant-date fair value over the appropriate vesting period.  Ashland utilizes several industry accepted valuation models to determine the fair value.  For further information concerning stock incentive plans, see Note P.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Earnings per share are reported under the treasury stock method. Stock options and SARs for each reported year whose grant price was greater than the market price of Ashland Common Stock at the end of each fiscal year were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was 1.0 million for 2012, 2.3 million for 2011 and 2.0 million for 2010. While certain non-vested stock awards granted prior to January 2010 qualify as participating securities, the effect on earnings per share calculated under the two class method is not significant.

(In millions except per share data)	2012	2011	2010
Numerator
Numerator for basic and diluted EPS -
Income from continuing operations	$38	$56	$88
Denominator
Denominator for basic EPS - Weighted-average
common shares outstanding	78	78	78
Share based awards convertible to common shares	2	2	1
Denominator for diluted EPS - Adjusted weighted-
average shares and assumed conversions	80	80	79
EPS from continuing operations
Basic	$0.49	$0.72	$1.14
Diluted	0.48	0.70	1.11

New accounting pronouncements
In July 2012, the FASB issued accounting guidance related to the testing of indefinite-lived intangibles for impairment (ASC 350 Intangibles - Goodwill and Other). Under this guidance, entities will have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. This guidance became effective for Ashland on October 1, 2012. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements.
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
In September 2011, the FASB issued accounting guidance related to the testing of goodwill for impairment (ASC 350 Intangibles – Goodwill and Other).  Under this guidance, entities will have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  This guidance became effective for Ashland on October 1, 2012.  The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements.
In June 2011, the FASB issued accounting guidance related to the presentation requirements for components of comprehensive income (ASC 220 Comprehensive Income).  Under this guidance, entities will be required to report the components of net income and comprehensive income either in one continuous statement, or in two separate, but consecutive, statements.  This guidance became effective for Ashland on October 1, 2012, and will impact Ashland’s presentation of the components of other comprehensive income, which is currently presented within the Statements of Consolidated Stockholders’ Equity.
In May 2011, the FASB issued accounting guidance related to fair value measurements (ASC 820 Fair Value Measurements and Disclosures).  The new guidance provides clarification to existing standards, and also provides new required disclosures, primarily related to Level 3 fair value measurements.  This guidance became effective for Ashland on January 1, 2012.  The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
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

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE B – ACQUISITIONS
International Specialty Products (ISP)
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

NOTE B – ACQUISITIONS (continued)

Purchase price allocation
The all-cash purchase price of ISP was $2,179 million.  Ashland incurred $21 million of transaction costs during 2011 related to the acquisition, which was recorded within the net (loss) gain on acquisitions and divestitures caption within the Statement of Consolidated Income.  The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition.

At
August 23,
Purchase price allocation (in millions)	2011
Assets:
Cash	$186
Accounts receivable	286
Inventory	381
Other current assets	50
Intangible assets	1,052
Goodwill	1,288
Property, plant and equipment	1,137
Other noncurrent assets	85
Liabilities:
Accounts payable	(175)
Accrued expenses	(210)
Debt	(1,196)
Deferred tax - net	(566)
Employee benefit obligations	(72)
Other noncurrent liabilities	(67)
Total purchase price	$2,179

During 2012, final valuation adjustments to the initial September 30, 2011 purchase price allocation for assets and liabilities were made. These adjustments in aggregate were not significant to the Consolidated Balance Sheet and did not affect the Statement of Consolidated Income. As of September 30, 2012, the purchase price allocation for the acquisition was completed.  Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.
Intangible assets identified
Ashland has identified in-process research and development (IPR&D) projects within the acquired ISP business that, as of the date of acquisition, had not been established in the marketplace.  These projects consist of various enhancements of existing products or new potential applications for products.  Ashland used various valuation models based on discounted probability weighted future cash flows on a project-by-project basis in identifying projects as distinct assets.  During 2012, Ashland finalized its strategic assessment and evaluation of these projects. As of September 30, 2011, Ashland recorded the value of these projects as $135 million. Since Ashland had not been given the opportunity to fully investigate each IPR&D project before the acquisition was completed, the newly appointed management team completed its assessment of each ongoing IPR&D project from ISP during the fourth quarter of 2012. This resulted in an adjustment to the initially recorded value, reducing the fair value assigned to IPR&D projects to $86 million, with a corresponding increase to goodwill. Additionally as a part of this assessment, Ashland identified several projects that were abandoned during 2012 due to ongoing research and development activities that occurred subsequent to the acquisition of ISP. Ashland’s abandonment of these projects based on post-acquisition events resulted in a $13 million impairment charge during 2012, classified within the research and development expense caption of the Statements of Consolidated Income. The completion of this strategic assessment resulted in 11 projects identified as distinct assets that totaled $73 million. Identified IPR&D acquired in a business combination is capitalized and tested for impairment annually and when events and circumstances indicate an impairment may have occurred.  As such, these assets have and will continue to be subjected to future impairment or amortization as the individual projects continue through the various stages of the feasibility assessment process.
Ashland has also identified approximately $174 million of certain product trade names, within the Specialty Ingredients business, that have been designated as indefinite-lived assets.  Ashland’s designation of an indefinite life for these assets took many factors into consideration, including the current market leadership position of the brands as well as their recognition worldwide

NOTE B – ACQUISITIONS (continued)

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
The following details the total intangible assets identified.

		Life
Intangible asset type (in millions)	Value	(years)
Customer relationships - Specialty Ingredients	$266	18
Developed technology - Specialty Ingredients	498	8 - 15
Developed technology - Performance Materials	19	8 - 15
IPR&D - Specialty Ingredients	86	Indefinite
Product trade names - Specialty Ingredients	174	Indefinite
Product trade names - Specialty Ingredients	3	4
Product trade names - Performance Materials	6	4
Total	$1,052

Impact on operating results
The results of ISP’s operations have been included in Ashland’s Consolidated Financial Statements since the August 23, 2011 closing date.  The following table provides sales and results of operations from the ISP acquired businesses included in Ashland’s 2011 results.

ISP results of operations	Year ended
(In millions)	September 30, 2011	(a)
Sales	$205
Income from continuing operations before income taxes	$5

(a)	Amounts for 2011 represent the sales and results of operations for the period August 23, 2011 through September 30, 2011, the period for which ISP was owned during 2011.

The following unaudited pro forma information for 2011 and 2010 assumes the acquisition of ISP occurred at the beginning of the respective periods presented and excludes certain key items, such as purchase accounting adjustments and charges related to restructuring such as severance, that were deemed necessary to exclude for comparability purposes.

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

NOTE B – ACQUISITIONS (continued)

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

NOTE C – DIVESTITURES
Synlubes business divestiture
In January 2012, Ashland completed the sale of its aviation and refrigerant lubricants business, a polyol/ester-based synlubes (Synlubes) business previously included within the Water Technologies business segment, to Monument Chemical Inc., a Heritage Group Company.  Annual sales of the business were approximately $50 million.  Total net assets related to this business totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The transaction resulted in a pretax loss of less than $1 million recognized during 2012.
PVAc business divestiture
In January 2012, Ashland completed the sale of its polyvinyl acetate homopolymer and copolymer (PVAc) business previously included within the Performance Materials business segment to Celanese Corporation.  Annual sales of the business were approximately $45 million.  Total net assets related to this business totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The sale included the transfer of the PVAc business, inventory and related technology, but did not include any real estate or manufacturing facilities.  Ashland’s PVAc business included two brands, Flexbond™ and Vinac™ emulsions.  To support the transition, the products are being temporarily toll manufactured by Ashland for Celanese Corporation.  The transaction resulted in a pretax gain of $2 million recognized during 2012.
Distribution divestiture
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business, which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million during 2011.  The tax effects on the gain were partially offset by a $72 million release of tax valuation allowances on a capital loss carry-forward generated from the December 2008 divestiture of Ashland’s interest in FiberVisions Holdings LLC.  The gain was included within the discontinued operations caption in the Statements of Consolidated Income for 2011.  Ashland Distribution recorded sales of $3,419 million during the fiscal year ended September 30, 2010 and employed approximately 2,000 employees across North America and Europe.
Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  Certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that did not qualify for discontinued operations accounting classification were reported as costs within the Unallocated and other section of continuing operations, and equaled $5 million, $36 million and $31 million for 2012, 2011 and 2010, respectively.
Ashland has retained and agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  Costs directly related to these liabilities have been included within the discontinued operations caption for 2012, 2011 and 2010.  The ongoing effects of the pension and postretirement plans for former Distribution employees are reported within the Unallocated and other section of continuing operations for segment reporting purposes.
As part of this sale, Ashland received transition service fees for ongoing administrative and other services provided to Nexeo.  During 2012 and 2011, Ashland recognized transition service fees of $25 million and $17 million, respectively, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Income.  While the transition service agreements varied in duration depending upon the type of service provided, Ashland has implemented plans to reduce costs as the transition services were phased out.  See Note D for further information on the results of operations of Distribution for all periods presented.

NOTE C – DIVESTITURES (continued)

Casting Solutions joint venture
In July 2010, Ashland and Süd-Chemie AG (Süd-Chemie) signed an agreement for the formation of an expanded 50/50 global joint venture serving the foundry chemical sector.  The transaction closed on November 30, 2010 and combined three businesses:  (i) Ashland’s Casting Solutions business group, (ii) Süd-Chemie’s Foundry-Products and Specialty Resins business unit and (iii) Ashland-Südchemie-Kernfest GmbH (ASK), the then existing 50% owned European-based joint venture between Ashland and Süd-Chemie, for which Ashland historically only recognized equity income of the joint venture within its consolidated results. Upon formation of the expanded global joint venture, Ashland used valuation methodologies for certain contributions that primarily consisted of various discounted cash flow models in recording its equity interest at approximately $120 million.  This investment basis was based on the fair value of the net assets of the Casting Solutions business group as well as the carrying value of Ashland’s 50% equity interest in ASK.
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
Upon deconsolidation of the Casting Solutions business group, Ashland recognized a pretax gain of $23 million during 2011, attributable to the fair market value of the net assets contributed to the joint venture.  For the majority of the valuation of the Casting Solutions assets and liabilities, Ashland utilized the discounted cash flow method; however, the adjusted book value method was also used in some areas of the valuation.  The gain was included in the net gain on acquisitions and divestitures caption in the Statements of Consolidated Income.  The values of assets and liabilities contributed on the closing date of the transaction by Ashland to the expanded joint venture, excluding equity interests, were as follows:

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
Ashland’s equity interest in the expanded joint venture qualifies for equity method accounting treatment under U.S. GAAP.  As a result, beginning on December 1, 2010, the results of the Performance Materials segment no longer includes the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to the Casting Solutions business; however, Ashland includes the financial results of the joint venture within operating income of the Performance Materials segment and in the equity and other income caption of the Statements of Consolidated Income.  As part of this transaction, Ashland has agreed to continue to manufacture certain products on behalf of ASK.
Pinova divestiture
In January 2010, Ashland sold its refined wood rosin and natural wood terpenes business, formerly known as Pinova, a business unit of Specialty Ingredients, to TorQuest Partners in a transaction valued at approximately $75 million before tax, which was comprised of $60 million in cash and a $15 million five-year promissory note from TorQuest Partners.  The Pinova business, with annual revenues of approximately $85 million per year, had approximately 200 employees along with an associated manufacturing facility located in Brunswick, Georgia.  The transaction resulted in a pretax gain of less than $1 million, which was included in

NOTE C – DIVESTITURES (continued)

the net gain on acquisitions and divestitures caption on the Statements of Consolidated Income.  As part of this transaction, TorQuest Partners has agreed to continue to manufacture certain products on behalf of Ashland.

NOTE D – DISCONTINUED OPERATIONS
As previously described in Note C, on March 31, 2011 Ashland completed the sale of substantially all of the assets and certain liabilities of Distribution.  Ashland determined that this sale qualified as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  As a result, operating results and cash flows related to Distribution have been reflected as discontinued operations in the Statements of Consolidated Income and Statements of Consolidated Cash Flows.  Sales recognized for the six-month period Distribution was still owned by Ashland in 2011 were $1,868 million, while sales recognized for Distribution in 2010 were $3,419 million. During 2012, subsequent adjustments were made to the gain on sale of Distribution.
On August 28, 2006, Ashland completed the sale of the stock of Ashland Paving And Construction, Inc. (APAC) to Oldcastle Materials, Inc. (Oldcastle) for $1.3 billion.  The sale qualified as a discontinued operation, and as a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during 2011 and 2010.
During 2003, Ashland completed the sale of the net assets of its Electronic Chemicals business and certain related subsidiaries that qualified as a discontinued operation.  Ashland has made subsequent adjustments to the sale of Electronic Chemicals, primarily relating to environmental liabilities and tax effects of the sale.
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules Incorporated (Hercules), a wholly-owned subsidiary of Ashland.  Additional adjustments to the recorded litigation reserves and related insurance receivables continue annually and primarily reflect updates to the estimates.  See Note N for further discussion of Ashland’s asbestos-related activity including assumed Hercules obligations.
Due to the ongoing assessment of certain matters associated with previous divestitures, subsequent adjustments to these sales may continue in future periods in the discontinued operations caption in the Statements of Consolidated Income. Components of amounts reflected in the Statements of Consolidated Income related to discontinued operations are presented in the following table for each of the years ended September 30.

(In millions)	2012	2011	2010
Income (loss) from discontinued operations
Distribution	$(6)	$95	$30
Asbestos-related litigation reserves, expenses and related receivables	(7)	27	29
Electronic Chemicals	—	2	—
Gain (loss) on disposal of discontinued operations
Distribution	(1)	354	—
Electronic Chemicals	—	—	3
Income (loss) before income taxes	(14)	478	62
Income tax (expense) benefit
Benefit (expense) related to income (loss) from discontinued operations
Distribution	2	(33)	(8)
Asbestos-related litigation reserves and expenses	6	(7)	(8)
Benefit (expense) related to gain (loss) on disposal of discontinued operations
Distribution	(6)	(83)	—
APAC	—	3	8
Electronic Chemicals	—	—	(1)
Income (loss) from discontinued operations (net of income taxes)	$(12)	$358	$53

NOTE E – UNCONSOLIDATED AFFILIATES
Summarized financial information for companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland’s Consolidated Financial Statements.  At September 30, 2012 and 2011, Ashland’s retained earnings included $88 million and $52 million, respectively, of undistributed earnings from unconsolidated affiliates accounted for on the equity method. The summarized financial information for all companies accounted for on the equity method by Ashland is as of and for the years ended September 30, 2012, 2011 and 2010, respectively.

(In millions)	2012	2011	2010
Financial position
Current assets	$499	$499
Current liabilities	(198)	(237)
Working capital	301	262
Noncurrent assets	342	372
Noncurrent liabilities	(134)	(163)
Stockholders’ equity	$509	$471
Results of operations
Sales	$1,385	$1,128	$561
Income from operations	101	65	66
Net income	58	40	38
Amounts recorded by Ashland
Investments and advances	$217	$193	$76
Equity income	35	17	19
Distributions received	3	5	17

At September 30, 2012, the investment in ASK was $135 million, which was $3 million less than Ashland’s proportionate share of the joint venture’s underlying net assets. This difference primarily relates to the fair value of certain assets contributed to the joint venture upon formation.

NOTE F – RESTRUCTURING ACTIVITIES
Ashland periodically implements corporate restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.
Severance costs
During 2011, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to the new global joint venture with Süd-Chemie.  In addition, Ashland continues to take action to integrate ISP into the Specialty Ingredients and Performance Materials businesses, subsequent to its purchase in August 2011.  As a first step to address cost reduction opportunities resulting from these transactions, Ashland announced a voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business.  As of September 30, 2011, 150 employees were formally approved for the VSO.  An involuntary program was also initiated as a further step to capture targeted saving levels from these transactions and other business cost saving initiatives.  The VSO and involuntary program resulted in a severance charge of $34 million during 2011.  The involuntary program continued during 2012 and resulted in a net expense of $17 million being recognized within the selling, general and administrative expense caption. As of September 30, 2012, the remaining restructuring reserve for these programs totaled $27 million.
As of September 30, 2012 and 2011, the remaining restructuring reserves for all other previously announced programs principally consisted of severance payments from the 2009 Hercules Integration Plan, which resulted in 12 permanent facility closings and a reduction in the global workforce of over 2,000 employees between 2008 and 2010, and the 2010 Performance Materials restructuring, which consisted of several plant closings and an operational redesign to eliminate excess capacity.  The total restructuring cost incurred under these plans during 2010 was $15 million, and was classified within the selling, general and administrative expense caption of the Statements of Consolidated Income.

NOTE F – RESTRUCTURING ACTIVITIES (continued)

Facility costs
During 2012, Ashland incurred a $20 million lease abandonment charge related to its exit from an office facility that was obtained as part of the Hercules acquisition.  The costs related to the reserve will be paid over the remaining lease term through May 2016.  Also during 2012, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility.  This project abandonment resulted in a $13 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption during 2012.
The following table details at September 30, 2012, 2011 and 2010, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves during 2012, 2011 and 2010.  The severance reserves are included in accrued expenses and other liabilities in the Consolidated Balance Sheet while facility costs reserve are primarily within other noncurrent liabilities.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2009	$38	$—	$38
Restructuring plans	15	—	15
Utilization (cash paid or otherwise settled)	(27)	—	(27)
Balance at September 30, 2010	26	—	26
Restructuring plans	34	—	34
Utilization (cash paid or otherwise settled)	(15)	—	(15)
Balance as of September 30, 2011	45	—	45
Restructuring plans	27	20	47
Reserve adjustments	(10)	—	(10)
Utilization (cash paid or otherwise settled)	(33)	(5)	(38)
Balance as of September 30, 2012	$29	$15	$44

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
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2012.  For additional information on fair value hierarchy measurements of pension plan asset holdings, see Note M.

NOTE G – FAIR VALUE MEASUREMENTS (continued)

		Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$523	$523	$523	$—	$—
Deferred compensation investments (a)	176	176	56	120	—
Investments of captive insurance company (a)	2	2	2	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$702	$702	$581	$121	$—

Liabilities
Interest rate swap derivatives (b)	$62	$62	$—	$62	$—

(a)	Included in other noncurrent assets in the Consolidated Balance Sheets.

(b)	Included in accrued expense and other liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. See further discussion below related to interest rate swap liabilities.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2011.

		Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$737	$737	$737	$—	$—
Auction rate securities	10	10	—	—	10
Deferred compensation investments (a)	185	185	76	109	—
Investments of captive insurance company (a)	2	2	2	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$935	$935	$815	$110	$10

Liabilities
Interest rate swap derivatives (b)	$20	$20	$—	$20	$—

(a)	Included in other noncurrent assets in the Consolidated Balance Sheets.

(b)	Included in accrued expense and other liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. See further discussion below on the interest rate swap liabilities.

Level 3 instruments
Auction rate securities
During 2012 and 2011, Ashland held student loan auction rate securities for which there was not an active market with consistent observable inputs.  At September 30, 2011, these auction rate securities had a par value of $12 million. The securities were recorded at their fair value of $10 million and were classified as noncurrent assets in the Consolidated Balance Sheets for the year ended 2011. During 2012, Ashland sold the remaining securities at approximately carrying value, resulting in no gain or loss.
The following table provides a reconciliation of the beginning and ending balances of Ashland’s auction rate securities, as these have been Ashland’s only assets measured at fair value using significant unobservable inputs (Level 3).

NOTE G – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Level 3
Balance as of October 1, 2010 (par value)	$22
Sales of auction rate securities	(11)
Realized loss recognized in the Consolidated Statement of Income	(1)
Transfers in and/or (out) of Level 3	—
Balance as of October 1, 2011 (par value)	10
Sales of auction rate securities	(10)
Realized loss recognized in the Consolidated Statement of Income	—
Transfers in and/or (out) of Level 3	—
Balance as of September 30, 2012	$—

Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The following table summarizes the gains and losses recognized during 2012, 2011 and 2010 within the Statements of Consolidated Income.

(In millions)	2012	2011	2010
Foreign currency derivative (losses) gains	$7	$5	$(3)

The following table summarizes the fair values of the outstanding foreign currency derivatives as of September 30, 2012 and 2011 included in other current assets and trade and other payables of the Consolidated Balance Sheets.

(In millions)	2012	2011
Foreign currency derivative assets (a)	$1	$1
Notional contract values	168	62

Foreign currency derivative liabilities (a)	$—	$—
Notional contract values	35	35

(a)	Fair values of assets or liabilities of $0 denote values less than $1 million.

Interest rate hedges
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the ISP acquisition.  As of September 30, 2012, the total notional value of interest rate swaps related to term loans A and B equaled $1.4 billion and $650 million, respectively, whereas the total notional values were $1.5 billion and $650 million, respectively, as of September 30, 2011.  These instruments qualify for hedge accounting recognition whereby Ashland records these hedges at fair value, with the effective portion of the gain or loss reported within the Equity caption of the Consolidated Balance Sheet as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income.  There was no hedge ineffectiveness with these instruments during 2012 or 2011.
The fair value of Ashland’s interest rate swap assets and liabilities are calculated using standard pricing models.  These models utilize inputs derived from observable market data such as interest rate spot rates and forward rates, and are deemed to be Level 2 measurements within the fair value hierarchy.  Counterparties to these interest rate swap agreements are highly rated financial

NOTE G – FAIR VALUE MEASUREMENTS (continued)

institutions which Ashland believes carry only a minimal risk of nonperformance.  The following table summarizes the fair values of the outstanding interest rate swap instruments as of September 30, 2012 and 2011.

		Fair value at September 30
(In millions)	Consolidated balance sheet caption	2012	2011
Interest rate swap liabilities	Accrued expenses and other liabilities	$22	$17
Interest rate swap liabilities	Other noncurrent liabilities	40	3

The following table summarizes the unrealized loss on interest rate hedges recognized in AOCI during 2012 and 2011, as well as the loss reclassified from AOCI to income during 2012 and 2011.  The losses reclassified to income were recorded in the net interest and other financing expense caption within the Statements of Consolidated Income.

(In millions)	2012	2011
Change in unrealized loss in AOCI	$64	$21
Loss reclassified from AOCI to income	22	1

During 2009, Ashland purchased a three year interest rate cap on a notional amount of $300 million of variable rate debt.  This interest rate cap fixed Ashland’s interest rate on that outstanding variable interest rate debt when LIBOR interest rates equaled or exceeded 7% on a reset date.  As of September 30, 2011, the fair value of the interest rate cap was less than $1 million and recorded within the other noncurrent assets caption of the Consolidated Balance Sheets. This instrument expired during 2012 and did not result in any gain or loss.
Other financial instruments
At September 30, 2012 and 2011, Ashland’s long-term debt (including current portion) had a carrying value of $3,246 million and $3,749 million, respectively, compared to a fair value of $3,405 million and $3,953 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, and are deemed to be Level 2 measurements within the fair value hierarchy.

NOTE H – GOODWILL AND OTHER INTANGIBLES
Goodwill
In accordance with U.S. GAAP, Ashland reviews goodwill and other intangible assets for impairment either annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients, Water Technologies and Consumer Markets reportable segments, and the Composite Polymers/Specialty Polymers/Adhesives and Elastomers reporting units within the Performance Materials reporting segment.
When externally quoted market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units through the use of a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group.  Discounted cash flow models are highly reliant on various assumptions.  Significant assumptions Ashland utilized in these models for the current year included:  projected business results and future industry direction, long-term growth factors and weighted-average cost of capital.  Ashland uses assumptions that it deems to be reasonable estimates of likely future events and compares the total fair values of each reporting unit to Ashland’s market capitalization, and implied control premium, to determine if the fair values are reasonable compared to external market indicators.  Subsequent changes in these key assumptions could affect the results of future goodwill impairment reviews. In conjunction with the July 1 annual assessment of goodwill, Ashland’s valuation techniques did not indicate any impairment.
Ashland’s assessment of an impairment charge on any of these assets currently classified as having indefinite lives, including goodwill, could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit:  a significant change in projected business results, a divestiture decision, increase in Ashland’s weighted-average cost of capital rates, decrease in growth rates or other assumptions, economic deterioration that is more severe or of a longer duration than anticipated, or another significant economic event.

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

In connection with the goodwill associated with the ISP acquisition, Ashland determined that a certain amount of the goodwill should be allocated to all reporting units because each reporting unit will benefit from synergies related to the acquisition that will increase these businesses’ overall reported profitability.  Ashland calculated the increased value that each reporting unit is expected to receive from the estimated synergy savings, which was then multiplied by industry valuation multiples for each specific reporting unit, in determining the appropriate amount of goodwill to allocate for this transaction.  This allocation of goodwill to other segments and the calculation methodology used is consistent with Ashland’s historical policy on significant acquisitions.
The following is a progression of goodwill by segment for the years ended September 30, 2012 and 2011.

	Specialty	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Total
Balance at September 30, 2010	$1,080	$620	$333		$115	$2,148
Acquisitions (b)	1,007	55	71		52	1,185
Divestitures (c)	—	—	(52)		—	(52)
Other (d)	11	5	—		—	16
Currency translation	(6)	(4)	5		(1)	(6)
Balance at September 30, 2011	2,092	676	357		166	3,291
Acquisitions (b)	125	—	(22)		—	103
Divestitures (e)	—	(6)	(5)		—	(11)
Currency translation	(15)	(11)	(15)		—	(41)
Balance at September 30, 2012	$2,202	$659	$315		$166	$3,342

(a)
Goodwill consisted of $10 million and $10 million as well as $305 million and $347 million, respectively, for the Elastomers and Composite Polymers/Specialty Polymers/Adhesives reporting units as of September 30, 2012 and 2011.

(b)
The additions of $103 million and $1,185 million of goodwill during 2012 and 2011, respectively, are related to the ISP acquisition, which is not deductible for tax purposes. Activity during 2012 is a result of final post-closing adjustments for the ISP acquisition, primarily related to deferred tax balances and IPR&D assets, as well as the final allocation of goodwill between reporting segments.

(c)	The reduction of $52 million of goodwill during 2011 is related to the contribution of Ashland’s Casting Solutions business to the expanded global joint venture with Süd-Chemie on November 30, 2010.

(d)	The adjustment in 2011 primarily relates to deferred tax balances associated with the Hercules acquisition.

(e)	The reduction of $11 million primarily relates to the Synlubes and PVAc business divestitures.
Other intangible assets
Intangible assets principally consist of trademarks and trade names, intellectual property, customer relationships, IPR&D and sale contracts.  Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 4 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years.
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $536 million and $599 million as of September 30, 2012 and 2011, respectively.  The $63 million decrease in indefinite-lived intangible assets primarily relates to the reduction in IPR&D assets resulting from Ashland’s completion of its strategic assessment and evaluation of these projects. See Note B for additional information.
In accordance with U.S. GAAP, Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  In conjunction with the July 1, 2012 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment.  Intangible assets were comprised of the following as of September 30, 2012 and 2011.

	2012			2011
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Trademarks and trade names	$535	$(39)	$496	$536	$(31)	$505
Intellectual property	843	(136)	707	848	(87)	761
Customer relationships	833	(173)	660	846	(116)	730
IPR&D	73	—	73	135	—	135
Other intangibles	35	(35)	—	35	(32)	3
Total intangible assets	$2,319	$(383)	$1,936	$2,400	$(266)	$2,134

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

Amortization expense recognized on intangible assets was $117 million for 2012, $74 million for 2011 and $68 million for 2010, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Income.  As of September 30, 2012, all of Ashland’s intangible assets that had a carrying value were being amortized except for IPR&D and certain trademarks and trade names that have been determined to have indefinite lives.  Estimated amortization expense for future periods is $115 million in 2013, $113 million in 2014, $111 million in 2015, $108 million in 2016 and $108 million in 2017.

NOTE I – DEBT
The following table summarizes Ashland’s current and long-term debt at September 30, 2012 and 2011.

(In millions)	2012	2011
Term loan A, due 2016 (a)	$1,425	$1,500
Term loan B, due 2018 (a)	1,036	1,400
4.750% notes, due 2022	500	—
9.125% notes, due 2017	76	633
6.50% junior subordinated notes, due 2029 (b)	129	128
6.60% notes, due 2027 (b)	12	12
Accounts receivable securitization	300	—
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at September 30, 2012 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	20	20
Other international loans, interest at a weighted-
average rate of 6.5% at September 30, 2012 (2.1% to 11.9%)	69	116
Other	2	2
Total debt	3,590	3,832
Short-term debt	(344)	(83)
Current portion of long-term debt	(115)	(101)
Long-term debt (less current portion)	$3,131	$3,648

(a)	Senior credit facilities.

(b)	Retained instrument from the Hercules acquisition.

At September 30, 2012 Ashland’s total debt had an outstanding principal balance of $3,748 million and discounts of $158 million.  The scheduled aggregate maturities of debt for the next five fiscal years are as follows:  $158 million in 2013, $163 million in 2014, $459 million in 2015, $1,050 million in 2016 and $78 million in 2017.
Senior credit facilities
On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion Senior Credit Facility.  The Senior Credit Facility is comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition.
The Senior Credit Facility is guaranteed by Ashland’s existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, certain foreign subsidiaries and certain other subsidiaries), and is secured by a first-priority security interest in substantially all the personal property assets, and certain real property assets, of Ashland and the guarantors, including all or a portion of the equity interests of certain of Ashland’s domestic subsidiaries and first-tier foreign subsidiaries and, in certain cases, a portion of the equity interests of other foreign subsidiaries.  The term loan A facility was drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments which began on December 31, 2011, with an aggregate amount equal to 5% of the original principal amount of such facility due in each of the first and second years after August 23, 2011 (the closing date), an aggregate amount equal to 10% of the original principal amount due in each of the third and fourth years after the closing date, an aggregate amount equal to 15% of the original principal amount due in the fifth year after the closing date, and a final payment of all outstanding principal and interest due on

NOTE I – DEBT (continued)

August 23, 2016.  The term loan B facility was also drawn in full at closing and is required to be repaid by Ashland in consecutive quarterly installments which began on December 31, 2011, with an aggregate amount equal to 1% of the original principal amount of such facility due in each of the seven years after the closing date, and a final payment of all outstanding principal and interest due on August 23, 2018.  Total borrowing capacity remaining under the $1.0 billion revolving credit facility was $905 million, representing a reduction of $95 million for letters of credit outstanding at September 30, 2012.
At Ashland’s option, loans issued under the credit agreement carry interest rates of LIBOR or an alternate base rate, in each case plus the applicable interest rate margin.  Loans in respect of the term loan B facility carry interest rates of LIBOR plus 2.75%, in the case of LIBOR borrowings, or at the alternate base rate plus 1.75%, and is subject to a 1% LIBOR floor.  Loans in respect of the term loan A facility and the revolving credit facility carried an initial interest rate of LIBOR plus 2.25%, in the case of LIBOR borrowings, or at the alternate base rate plus 1.25%, through and including February 19, 2012, and thereafter the interest rate will fluctuate between LIBOR plus 1.75% and LIBOR plus 2.50% (or between the alternate base rate plus 0.75% and the alternate base rate plus 1.50%), based upon Ashland’s corporate credit ratings or the consolidated gross leverage ratio (as defined in the credit agreement) (whichever yields a lower applicable interest rate margin) at such time.  In addition, Ashland initially was required to pay fees of 0.40% on the daily unused amount of the revolving credit facility through and including February 19, 2012, and thereafter the fee rate will fluctuate between 0.30% and 0.50%, based upon Ashland’s corporate credit ratings or the consolidated gross leverage ratio.  In order to manage the variable interest rate risk associated with term loans A and B, Ashland entered into interest rate swap agreements.  As of September 30, 2012, the total notional value of interest rate swaps related to term loans A and B equaled $1.4 billion and $650 million, respectively, whereas the total notional values were $1.5 billion and $650 million, respectively, as of September 30, 2011. These interest rate swaps effectively fixed the interest rates for approximately 84% and 75%, respectively, of the term loan A and term loan B principal in the aggregate for 2012 and 2011.  See Note G for additional information on the interest rate swap instruments.
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
During 2012, Ashland prepaid $350 million of principal on its term loan B facility, using proceeds from its newly issued accounts receivable securitization facility. As a result, Ashland recognized a $6 million charge for the debt issuance costs associated with the principal prepayment, which is included in the net interest and other financing expense caption in the Statements of Consolidated Income.
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
On March 31, 2010, as part of a refinancing of its then-existing senior credit facilities, Ashland entered into a credit agreement with a group of lenders.  The credit agreement provided for an aggregate principal amount of $850 million in senior secured credit facilities, consisting of a $300 million four-year term loan A facility and a $550 million revolving credit facility.  The proceeds from the borrowings from the term loan A facility were used, together with proceeds from the prior accounts receivable securitization facility described further within this note, and cash on hand, to repay all amounts outstanding under Ashland’s previous senior secured facilities and to pay for fees and expenses incurred in connection with the credit facilities and the related transactions.  As discussed above, the term loan A facility was terminated and repaid in March 2011, and the revolving credit facility was replaced with a new $1.0 billion revolving credit facility as part of the August 23, 2011 current Senior Credit Facility.
9.125% senior notes and 4.750% senior notes
In May 2009, Ashland issued $650 million aggregate principal amount of 9.125% senior unsecured notes due 2017.  The notes were issued at 96.577% of the aggregate principal amount to yield 9.75%.  In connection with the current Senior Credit Facility, these notes were secured on an equal and ratable basis with indebtedness under the Senior Credit Facility.  These notes were also guaranteed by the same guarantors under the Senior Credit Facility.  Ashland may redeem outstanding notes at any time on or after June 1, 2013 at certain fixed redemption prices.  The notes will mature on June 1, 2017 and rank equally with other unsecured and unsubordinated senior obligations.
In July 2012, Ashland commenced a tender offer to purchase for cash any and all of the premium $650 million aggregate principal of the 9.125% senior notes. In conjunction with this tender offer, Ashland issued $500 million aggregate principal amount

NOTE I – DEBT (continued)

of 4.750% senior unsecured, unsubordinated notes due 2022. The proceeds of the new notes, together with available cash, were used to pay the consideration, accrued and unpaid interest and related fees and expenses in connection with Ashland’s cash tender offer of the 9.125% senior notes. At the close of the tender offer, $572 million aggregate principal amount of the 9.125% senior notes was redeemed by Ashland, representing 88% of the 9.125% senior notes. Ashland recognized a $24 million charge for debt issuance costs and original issue discount related to the portion of the 9.125% senior notes that were redeemed early, as well as a $67 million charge related to an early redemption premium payment, both of which are included in the net interest and other financing expense caption in the Statements of Consolidated Income for 2012.
Accounts receivable securitization
On August 31, 2012, Ashland entered into a $350 million accounts receivable securitization facility pursuant to (i) a Sale Agreement, among Ashland and certain of its direct and indirect subsidiaries (each an Originator and collectively, the Originators) and CVG Capital III LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of the Originators (CVG) and (ii) a Transfer and Administration Agreement, among CVG, each Originator, Ashland, as Master Servicer, certain Conduit Investors, Uncommitted Investors, Letter of Credit Issuers, Managing Agents, Administrators and Committed Investors, and The Bank of Nova Scotia, as agent for various secured parties (the Agent).
Under the Sale Agreement, each Originator will transfer, on an ongoing basis, substantially all of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG. Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors through the sale of an undivided interest in such accounts receivable, related assets and collections. The Transfer and Administration Agreement has a term of three years, but is extendable at the discretion of the Investors. Ashland will account for the Securitization Facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheet as accounts receivable. Fundings under the Transfer and Administration Agreement will be repaid as accounts receivable are collected, with new fundings being advanced (through daily reinvestments) as new accounts receivable are originated by the Originators and transferred to CVG, with settlement generally occurring monthly. Ashland continues to classify any borrowings under this facility as a short-term debt instrument within the Consolidated Balance Sheets. Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from each Originator’s own assets and will not be available to its creditors should such Originator become insolvent. Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement. In addition, the Originators’ equity interests in CVG have been pledged to the lenders under the Senior Credit Facility.
At September 30, 2012, the outstanding amount of accounts receivable transferred by Ashland to CVG was $616 million. Ashland had drawn $300 million under the facility as of September 30, 2012 in available funding from qualifying receivables. Funds drawn at the inception of the accounts receivable securitization facility were used to prepay $350 million of principal on Ashland’s term loan B facility. The weighted-average interest rate for this instrument was 1.0% for the period issued during 2012.
Hercules retained instruments
Upon completion of the Hercules acquisition in 2009, Ashland assumed the following Hercules debt facilities:  6.60% notes due 2027, 6.50% junior subordinated deferrable interest debentures due 2029, and term loans of Hercules Tianpu at rates ranging from 2.10% to 5.47% through 2011. The term loans of Hercules Tianpu were fully repaid during 2011.
The 6.50% junior subordinated deferrable interest debentures due 2029 (the 6.50% debentures) had an initial issue price of $741.46 and have a redemption price of $1,000.  The 6.50% debentures were initially issued to Hercules Trust II (Trust II), a subsidiary trust established in 1999.  Trust II had issued, in an underwritten public offering, 350,000 CRESTSSM Units, each consisting of a 6.50% preferred security of Trust II and a warrant (exercisable through 2029) to purchase 23.4192 shares of the Hercules Common Stock for the equivalent of $42.70 per share.  The preferred securities and the warrants were separable and were initially valued at $741.46 and $258.54, respectively.  In connection with the Hercules dissolution and liquidation of Trust II in December 2004, Trust II distributed the 6.50% debentures to the holders of the preferred securities and the preferred securities were cancelled.  The CRESTSSM Units now consist of the 6.50% debentures and the warrants, both of which were fair valued in conjunction with the Hercules acquisition.  Ashland will accrete the difference between the $282 million par value and the $124 million recorded fair value at the time of the acquisition of the 6.50% debentures over the remaining term.  The effective rate for this instrument was 15.6% during 2012 and 2011.
Other debt
At September 30, 2012 and 2011, Ashland held other debt totaling $90 million and $137 million, respectively, comprised of medium-term notes due 2013 – 2019 and other short-term international loans.  Ashland principally uses these other debt instruments to fund its operations in non-U.S. locations, primarily China.

NOTE I – DEBT (continued)

Net interest and other financing (expense) income

(In millions)	2012	2011	2010
Interest expense	$(251)	$(131)	$(198)
Interest income	8	16	12
Other financing costs (a)	(74)	(6)	(11)
	$(317)	$(121)	$(197)

(a)	Includes a $67 million redemption premium payment for the $572 million principal 9.125% senior notes redeemed during 2012.

The following table details the debt issuance cost and original issue discount amortization included in interest expense during 2012, 2011 and 2010.

(In millions)	2012	(a)	2011	(b)	2010	(c)
Normal amortization	$24		$14		$15
Accelerated amortization	30		12		66
Total	$54		$26		$81

(a)
Accelerated amortization of $24 million and $6 million resulted from the early redemption of 88% of Ashland’s 9.125% senior notes and the early paydown of $350 million in term loan B principal, respectively.

(b)	Accelerated amortization of $12 million resulted from the termination of the term loan A and accounts receivable securitization facilities in March 2011.

(c)	Accelerated amortization of $66 million resulted from the the Senior Credit Facility refinancing in March 2010.

Covenants related to current debt agreements
The current Senior Credit Facility (term loan A, term loan B, and revolving credit facility) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of September 30, 2012, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratios permitted under the current Senior Credit Facility are as follows:  3.50 as of September 30, 2012, 3.00 from the period December 31, 2012 through September 30, 2013 and 2.75 as of December 31, 2013 and each fiscal quarter thereafter.
The current Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period.  In general, the current Senior Credit Facility defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guaranties.
The minimum required consolidated fixed charge coverage ratios under the current Senior Credit Facility are 1.75 as of September 30, 2012 and 2.00 as of December 31, 2012 and each fiscal quarter thereafter.
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
At September 30, 2012, Ashland’s calculation of the consolidated leverage ratio per the refinancing was 2.6 compared to the 3.5 maximum consolidated leverage ratio permitted under Ashland’s Senior Credit Facility.  At September 30, 2012, Ashland’s calculation of the fixed charge coverage ratio was 2.9 compared to the 1.75 minimum required consolidated ratio.

NOTE I – DEBT (continued)

Corporate credit ratings
During 2012, Ashland’s corporate credit ratings remained unchanged from BB by Standard & Poor’s and Ba1 by Moody’s Investor Services.  At September 30, 2012, Standard & Poor’s and Moody’s Investor Services both rated Ashland’s outlook as stable.

NOTE J – OTHER NONCURRENT ASSETS AND LIABILITIES
The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2012	2011
Deferred compensation investments	$176	$185
Debt issuance costs	80	106
Tax receivables	31	68
Defined benefit plan assets	45	41
Land use rights	37	35
Environmental insurance receivables	26	33
Note receivables	24	23
Debt defeasance assets	16	17
Auction rate securities	—	10
Customer incentive	13	—
Other	91	81
	$539	$599

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30.

(In millions)	2012	2011
Environmental remediation reserves	$187	$204
Accrued tax liabilities (including sales and franchise)	138	181
Insurance reserves related to workers compensation and general liability	75	110
Deferred compensation	80	95
Interest rate swap liabilities	40	3
Other	113	98
	$633	$691

NOTE K – LEASES
Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, and other equipment, facilities and properties under leasing agreements that expire at various dates.  Capitalized lease obligations are not significant and are included in long-term debt while capital lease assets are included in property, plant and equipment.  Future minimum rental payments at September 30, 2012 were $51 million in 2013, $36 million in 2014, $27 million in 2015, $20 million in 2016, $14 million in 2017 and $53 million in 2018 and later years.  Rental expense under operating leases for continuing operations was as follows:

NOTE K – LEASES (continued)

(In millions)	2012	2011	2010
Minimum rentals (including rentals under short-term leases) (a)	$108	$68	$64
Contingent rentals	7	6	6
Sublease rental income	(9)	(7)	(6)
	$106	$67	$64

(a)
Expense for 2012 includes a lease abandonment charge of $20 million related to the closure of a corporate facility. Future payments related to this lease will occur over the remaining lease term through May 2016, and are included in the future minimum rental payments.

NOTE L – INCOME TAXES
A summary of the provision for income taxes related to continuing operations follows.

(In millions)	2012	2011	2010
Current
Federal	$47	$(59)	$(14)
State	(1)	4	(2)
Foreign	56	57	48
	102	2	32
Deferred	(154)	(55)	(45)
Income tax benefit	$(52)	$(53)	$(13)

Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes.  Ashland has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures.  As of September 30, 2012, management intends to indefinitely reinvest such earnings, which amounted to $226 million.  It is not practicable to estimate the amount of U.S. tax that might be payable if these earnings were ever to be remitted.
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

NOTE L – INCOME TAXES (continued)

(In millions)	2012	2011
Deferred tax assets
Foreign net operating loss carryforwards (a)	$762	$699
Employee benefit obligations	691	577
Environmental, self-insurance and litigation reserves (net of receivables)	185	230
State net operating/capital loss carryforwards (b)	73	87
Compensation accruals	88	80
Credit carryforwards (c)	81	63
Uncollectible accounts receivable	8	8
Federal net operating/capital loss carryforwards (d)	13	1
Other items	87	72
Valuation allowances (e)	(828)	(718)
Total deferred tax assets	1,160	1,099
Deferred tax liabilities
Goodwill and other intangibles (f)	570	600
Property, plant and equipment	520	562
Investment in unconsolidated affiliates	182	209
Total deferred tax liabilities	1,272	1,371
Net deferred tax liability	$(112)	$(272)

(a)	Gross foreign net operating loss carryforwards will expire in future years as follows: $4 million in 2013, $6 million in 2014 and the remaining balance in other future years.

(b)	Gross state net operating/capital loss carryforwards will expire in future years as follows: $23 million in 2013, $29 million in 2014 and the remaining balance in other future years.

(c)
Consists primarily of foreign tax credits of $47 million expiring over 2017 to 2022, alternative minimum tax credits of $16 million with no expiration and research and development credits of $19 million expiring over 2021 to 2032.

(d)	Federal net operating/capital loss carryforwards will expire in future years beyond 2014.

(e)	Valuation allowances primarily relate to the realization of recorded tax benefits on certain state and foreign net operating loss carryforwards as well as capital losses.

(f)	The total amount of goodwill as of September 30, 2012 expected to be deductible for tax purposes is $91 million.

The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.  The foreign components of income from continuing operations disclosed below exclude any allocations of certain corporate expenses incurred in the U.S.

NOTE L – INCOME TAXES (continued)

(In millions)	2012	2011	2010
Income from continuing operations before income taxes
United States	$(535)	$(230)	$(55)
Foreign	521	233	130
	$(14)	$3	$75

Income taxes computed at U.S. statutory rate (35%)	$(5)	$1	$26
Increase (decrease) in amount computed resulting from
Net gain on divestitures (a)	3	8	—
Resolution and reevaluation of tax positions	(1)	3	(5)
Patient Protection and Affordable Care Act	—	1	14
Deferred tax balance adjustment	—	—	(9)
Non-taxable gain from the acquisition of Ara Quimica	—	—	(8)
Nondeductible gain on life insurance investments	(4)	—	(2)
Valuation allowance (release) (b)	41	(92)	(6)
Claim for research and development credits	(2)	(9)	(19)
State taxes	(9)	(6)	—
Net impact of foreign results (c)	(74)	38	(5)
Other items	(1)	3	1
Income tax benefit	$(52)	$(53)	$(13)

(a)	2011 tax adjustments associated with the Süd-Chemie joint venture; 2012 tax adjustments associated with the PVAc/Synlubes divestitures.

(b)	Primarily state deferred tax asset valuation allowances / (releases).

(c)	2011 includes a $60 million unfavorable charge for the repatriation of foreign earnings to the U.S.

Income tax expense for 2012 included a $186 million benefit recorded on the $493 million pension and postretirement actuarial loss, a $34 million benefit recorded on $97 million of charges incurred for early payment of certain debt instruments, tax benefits of $43 million associated with other key item charges of $141 million which are detailed in the adjusted EBITDA table on page M-8, tax expense of $41 million to establish state valuation allowances, and a tax benefit of $15 million for deferred tax adjustments related to ongoing international restructuring efforts. The state valuation allowance of $41 million was established primarily as a result of the $493 million pension and postretirement charge, which moved Ashland into a cumulative three year pretax loss position in certain state tax jurisdictions. The $15 million international restructuring benefit will not be a recurring benefit in future years.
Income tax expense for 2011 included a tax benefit of $92 million for valuation allowance releases primarily related to state deferred tax assets and tax expense of $60 million related to the repatriation of foreign earnings to the United States.  In addition, 2011 income tax expense included a benefit of $9 million for research and development credits, of which $4 million related to credits signed into law on a retroactive basis, and tax expense of $8 million associated with unfavorable tax adjustments related to the Süd-Chemie joint venture.
Income tax expense for 2010 included a benefit of $17 million for the identification of additional U.S. research and development tax credits within the acquired Hercules businesses, a $5 million benefit from foreign results and a benefit of $9 million related to a deferred tax balance adjustment.  In addition, income tax expense for 2010 included a benefit of $8 million attributable to a non-taxable book gain which was recorded as a result of the Ara Quimica acquisition.
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
Unrecognized tax benefits
U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on

NOTE L – INCOME TAXES (continued)

the technical merits of the position.  The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  Ashland had $124 million and $160 million of unrecognized tax benefits, of which $26 million and $31 million relate to discontinued operations, at September 30, 2012 and 2011, respectively.  As of September 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate for continuing and discontinued operations was $63 million.  The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.  Recognition of these tax benefits would not have an impact on the effective tax rate.  Ashland includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Consolidated Balance Sheets.
Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the Statements of Consolidated Income and such interest and penalties totaled $2 million and $2 million in 2012 and 2011, respectively.  Ashland had $34 million and $36 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2012 and 2011, respectively.
During the year ended September 30, 2012 and 2011, respectively, changes in unrecognized tax benefits were as follows.

(In millions)
Balance at September 30, 2010	$116
Increases related to positions taken on items from prior years	35
Decreases related to positions taken on items from prior years	(15)
Increases related to assumed ISP positions in the current year	9
Increases related to positions taken in the current year	26
Lapse of statute of limitations	(7)
Settlement of uncertain tax positions with tax authorities	(4)
Balance at September 30, 2011	160
Increases related to positions taken on items from prior years	17
Decreases related to positions taken on items from prior years	(41)
Increases related to positions taken in the current year	8
Lapse of statute of limitations	(4)
Settlement of uncertain tax positions with tax authorities	(16)
Balance at September 30, 2012	$124

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of up to $16 million for continuing operations and $10 million for discontinued operations. For the remaining balance as of September 30, 2012, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.
Ashland or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Foreign taxing jurisdictions significant to Ashland include Australia, Canada, Switzerland, Brazil, China, Germany and the Netherlands.  Ashland is subject to U.S. federal income tax examinations by tax authorities for periods after September 30, 2007 and U.S. state income tax examinations by tax authorities for periods after July 1, 2005.  With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 2002.

NOTE M – EMPLOYEE BENEFIT PLANS
Pension plans
Ashland and its subsidiaries sponsor contributory and noncontributory qualified defined benefit pension plans that cover certain employees in the United States and in a number of other countries.  In addition, Ashland has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  Ashland funds the costs of the non-qualified plans as the benefits are paid.  Pension obligations for applicable employees of non-U.S. consolidated subsidiaries are provided for in accordance with local practices and regulations of the respective countries. Benefits for those eligible for Ashland’s

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

legacy U.S. pension plans generally are based on employees’ years of service and compensation during the years immediately preceding their retirement.  The participants in these plans are employees with at least ten years of service as of July 1, 2003.
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
Pension plans acquired
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
Benefits under the assumed Hercules U.S. pension plans generally are based on employees’ years of service and compensation during the years immediately preceding their retirement.  On January 1, 2005, the plan was closed for new participants.  In September 2010, Ashland amended the plan, effective January 1, 2011, for qualified earnings, which was modified to include annual base pay plus previous year incentive pay.  In addition, the early retirement discount age to receive a 100% pension increased from age 60 to age 62 and other discount factors beginning at age 55 also increased.
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
In May 2010, Ashland implemented changes, effective January 1, 2011, eliminating post-65 benefit coverage for those eligible participants retiring on or after January 1, 2016.  In September 2011, Ashland adopted a plan amendment to change the current post-65 Ashland Medical plan to Medicare Advantage plan.  As a result, the employer cost cap was reset and reduced Ashland’s accrued obligations under the plan by $57 million.  This change was effective January 1, 2012, at which time Ashland no longer applies for the Medicare Part D subsidy.  In September 2012, Ashland further reduced the employer subsidy for the post-65 Ashland Medicare Advantage Plan to account for the impact of certain changes to the prescription drug program adopted as part of the September 2011 plan amendment. This reduced Ashland’s accrued obligations under the plan by $48 million. The total reductions of $105 million are being amortized to income over future periods.
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
Other postretirement benefit plans acquired
In August 2011, in conjunction with the purchase of ISP, Ashland assumed $11 million of liabilities associated with postretirement plans.
Change in accounting policy
Ashland elected during 2011 to change its method of recognizing actuarial gains and losses for its defined benefit pension and postretirement benefit plans. This accounting change was applied retrospectively, adjusting all periods prior to 2011. For further information on this change, see the “pension and other postretirement benefits” section in Note A.
Components of net periodic benefit costs
The following table summarizes the components of pension and other postretirement benefit costs for both continued and discontinued operations and the assumptions used to determine net periodic benefit costs for the plans.

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

	Pension benefits			Other postretirement benefits
(In millions)	2012	2011	2010	2012	2011	2010
Net periodic benefit costs
Service cost	$36	$39	$49	$2	$3	$5
Interest cost	198	201	205	12	16	19
Curtailment (a)	(1)	(20)	(24)	—	(24)	(4)
Expected return on plan assets	(226)	(226)	(216)	—	—	—
Amortization of prior service credit (b)	(2)	(2)	—	(14)	(10)	(3)
Actuarial loss	482	275	316	11	8	48
	$487	$267	$330	$11	$(7)	$65
Weighted-average plan assumptions (c)
Discount rate	4.76%	5.01%	5.82%	4.39%	4.68%	5.50%
Rate of compensation increase	3.69%	3.66%	3.67%	—	—	—
Expected long-term rate of
return on plan assets	7.67%	7.68%	7.90%	—	—	—

(a)
The Distribution divestiture during 2011 resulted in a pension and other postretirement curtailment gain of $44 million, which was recognized as part of the $271 million gain on sale of Distribution, recorded within the discontinued operations caption of the Statements of Consolidated Income. The 2010 pension and other postretirement curtailment gain of $28 million was a result of the partial plan freeze of the Ashland Hercules Pension Plan.

(b)
During 2010, changes to the final pension average pay calculation and freezing the cash balance plan resulted in a prior service credit that is being amortized within the pension benefits caption. During 2011 and 2012, changes to the post-65 Ashland Medical plan resulted in negative plan amendments that are being amortized within the other postretirement benefits caption.

(c)
The plan assumptions discussed are a blended weighted-average rate for Ashland’s U.S. and non-U.S. plans.  The U.S. pension plan represented approximately 85% of the projected benefit obligation at September 30, 2012.  Other postretirement benefit plans consist of U.S. and Canada, with the U.S. plan representing approximately 91% of the accumulated postretirement benefit obligation at September 30, 2012.  Non-U.S. plans use assumptions generally consistent with those of U.S. plans.

The following table shows other changes in prior service credit recognized in accumulated other comprehensive income.

	Pension		Postretirement
(In millions)	2012	2011	2012	2011
Prior service credit	$—	$(1)	$(48)	$(61)
Amortization of prior service credit	2	2	14	10
Total	$2	$1	$(34)	$(51)

Total recognized in net periodic benefit cost
and accumulated other comprehensive income	$489	$268	$(23)	$(58)

The following table shows the amount of prior service credit in accumulated other comprehensive income at September 30, 2012 that is expected to be recognized as a component of net periodic benefit cost (income) during the next fiscal year.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
Prior service credit	$2	$(22)

At September 30, 2012 and 2011, the amounts recognized in accumulated other comprehensive income are shown in the following table.

	Pension		Postretirement
(In millions)	2012	2011	2012	2011
Prior service credit	$(8)	$(10)	$(115)	$(81)

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

Obligations and funded status
Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan.  In accordance with U.S. GAAP, Ashland recognizes the unfunded status of the plans as a liability in the Consolidated Balance Sheets.  Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2012 and 2011 follow.

			Other postretirement
	Pension plans		benefit plans
(In millions)	2012	2011	2012	2011
Change in benefit obligations
Benefit obligations at October 1	$4,242	$4,011	$302	$367
Assumed obligations from ISP	—	57	—	11
Service cost	36	39	2	3
Interest cost	198	201	12	16
Participant contributions	2	2	15	18
Benefits paid	(238)	(223)	(41)	(44)
Medicare Part D Act	—	—	1	2
Actuarial loss	613	168	11	10
Curtailment gain	(1)	(21)	—	(24)
Plan amendment	—	1	(48)	(57)
Foreign currency exchange rate changes	(6)	(4)	1	—
Other	31	11	—	—
Benefit obligations at September 30	$4,877	$4,242	$255	$302
Change in plan assets
Value of plan assets at October 1	$3,012	$3,025	$—	$—
Assumed plan assets from ISP	—	32	—	—
Actual return on plan assets	357	121	—	—
Employer contributions	170	50	26	26
Participant contributions	2	2	15	18
Benefits paid	(238)	(223)	(41)	(44)
Foreign currency exchange rate changes	(4)	(3)	—	—
Other	21	8	—	—
Value of plan assets at September 30	$3,320	$3,012	$—	$—

Unfunded status of the plans	$(1,557)	$(1,230)	$(255)	$(302)

Amounts recognized in the balance sheet
Noncurrent benefit assets	$45	$41	$—	$—
Current benefit liabilities	(17)	(10)	(20)	(23)
Noncurrent benefit liabilities	(1,585)	(1,261)	(235)	(279)
Net amount recognized	$(1,557)	$(1,230)	$(255)	$(302)

Weighted-average plan assumptions
Discount rate	3.70%	4.76%	3.23%	4.39%
Rate of compensation increase	3.66%	3.69%	—	—

The accumulated benefit obligation for all pension plans was $4,707 million at September 30, 2012 and $4,100 million at September 30, 2011.  Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

	2012			2011
		Non-			Non-
	Qualified	qualified		Qualified	qualified
(In millions)	plans (a)	plans	Total	plans (a)	plans	Total
Projected benefit obligation	$4,185	$190	$4,375	$3,628	$162	$3,790
Accumulated benefit obligation	4,074	179	4,253	3,542	153	3,695
Fair value of plan assets	2,777	—	2,777	2,525	—	2,525

(a)	Includes qualified U.S. and non-U.S. pension plans.

Plan assets
The expected long-term rate of return on U.S. pension plan assets was 8.25%, for 2012 and 2011.  The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.
The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2012.  For additional information and a detailed description of each level within the fair value hierarchy, see Note G.

	Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Total fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$152	$152	$—	$—
U.S. government securities	189	150	39	—
Other government securities	157	21	136	—
Corporate debt instruments	1,284	807	477	—
Corporate stocks	383	174	209	—
Insurance contracts	9	—	9	—
Private equity and hedge funds	1,101	—	—	1,101
Other investments	45	—	—	45
Total assets at fair value	$3,320	$1,304	$870	$1,146

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2011.

	Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Total fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$134	$134	$—	$—
U.S. government securities	160	104	56	—
Other government securities	210	32	178	—
Corporate debt instruments	1,087	622	465	—
Corporate stocks	177	3	174	—
Private equity and hedge funds	1,067	—	—	1,067
Common/collective trusts	128	4	124	—
Other investments	49	—	1	48
Total assets at fair value	$3,012	$899	$998	$1,115

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

Ashland’s pension plans hold Level 3 investments primarily within hedge funds and private equity funds.  The fair value of Ashland’s ownership interest in these investments is based on the current market value of underlying investments, which are generally traded in active markets.  The following table provides a reconciliation of the beginning and ending balances for these Level 3 assets.

	Total	Private
	Level 3	equity and	Other
(In millions)	assets	hedge funds	investments
Balance as of October 1, 2010	$1,172	$1,121	$51
Purchases	140	140	—
Sales	(238)	(238)	—
Realized gains	11	11	—
Change in unrealized gains (losses)	3	6	(3)
Acquisitions	27	27	—
Balance as of October 1, 2011	1,115	1,067	48
Purchases	144	144	—
Sales	(173)	(173)	—
Realized loss	(1)	(1)	—
Change in unrealized gains (losses)	61	64	(3)
Balance as of September 30, 2012	$1,146	$1,101	$45

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
Ashland’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations.  The weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2012 and 2011 by asset category follow.

		Actual at September 30
(In millions)	Target	2012	2011
Plan assets allocation
Equity securities	40 - 80%	51%	47%
Debt securities	20 - 45%	47%	48%
Other	0 - 20%	2%	5%
		100%	100%

Cash flows
During fiscal 2012 and 2011, Ashland contributed cash of $28 million and $31 million, respectively, to its non-U.S. pension plans and $142 million and $19 million, respectively, to its U.S. pension plans.  In July 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was enacted in the U.S. and, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years, as was previously required. This relief will

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

impact Ashland’s future required funding contributions to its U.S. qualified pension plans. Reflecting the impact of this new law, Ashland expects to contribute $90 million to $100 million to its U.S. pension plans and $21 million to its non-U.S. pension plans during 2013.
The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five years and in aggregate for five years thereafter.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
2013	$229	$20
2014	231	20
2015	238	20
2016	243	20
2017	253	20
2018 - 2022	1,338	86

Other plans
Ashland sponsors qualified savings plans to assist eligible employees in providing for retirement or other future needs.  Under such plans, company contributions amounted to $34 million in 2012, $22 million in 2011 and $22 million in 2010.  Ashland also sponsors various other benefit plans, some of which are required by different countries.  The assumed liability of these plans in 2011 from the ISP acquisition totaled $4 million.  The total noncurrent liabilities associated with these plans were $12 million and $21 million as of September 30, 2012 and 2011, respectively.

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

(In thousands)	2012	2011	2010
Open claims - beginning of year	72	83	100
New claims filed	2	2	2
Claims settled	(1)	(1)	(1)
Claims dismissed	(7)	(12)	(18)
Open claims - end of year	66	72	83

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

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
During the most recent update, completed during 2012, it was determined that the liability for Ashland asbestos claims should be increased by $11 million.  Total reserves for asbestos claims were $522 million at September 30, 2012 compared to $543 million at September 30, 2011.
A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2012	2011	2010
Asbestos reserve - beginning of year	$543	$537	$543
Reserve adjustment	11	41	28
Amounts paid	(32)	(35)	(34)
Asbestos reserve - end of year	$522	$543	$537

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
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 69% of the estimated receivables from insurance companies are expected to be due from domestic insurers, of which approximately 84% have a credit rating of B+ or higher by A. M. Best, as of September 30, 2012.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a subsidiary of Berkshire Hathaway.  Ashland discounts this portion of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.
During fiscal 2010, Ashland entered into a new agreement with a number of London market insurance companies with respect to coverage for asbestos-related insurance claims.  As a result, a $12 million increase to the Ashland asbestos receivable was recorded within the Consolidated Balance Sheet, which had a $9 million (after-tax) effect on the Statement of Consolidated Income within the discontinued operations caption.  During the year ended September 30, 2012, Ashland received $7 million in cash after reaching a settlement with certain insolvent London market insurance companies.  The cash received from this settlement during the current period was recognized as an after-tax gain of $6 million within discontinued operations of the Statement of Consolidated Income since Ashland’s policy is to not record asbestos receivables for any carriers that are insolvent.
In October 2012, Ashland initiated arbitration proceedings against Underwriters at Lloyd’s and certain Chartis (AIG member) companies seeking to enforce these insurers’ contractual obligations to provide indemnity for asbestos liabilities and defense costs under existing coverage-in-place agreements. In addition, Ashland has initiated a lawsuit in Kentucky state court against certain Berkshire Hathaway entities (National Indemnity Company and Resolute Management Inc) on grounds that these Berkshire entities have wrongfully interfered with Underwriters’ and Chartis’ performance of their respective contractual obligations to provide asbestos coverage by directing the insurers to reduce and delay certain claim payments. While Ashland anticipates its position will be supported by the proceedings, an adverse resolution of these proceedings could have a significant effect on the timing of loss reimbursement and the amount of Ashland's recorded insurance receivables from these insurers.
At September 30, 2012, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $423 million (excluding the Hercules receivable for asbestos claims), of which $58 million relates to costs previously paid.  Receivables from insurers amounted to $431 million at September 30, 2011.  During 2012, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update resulted in an additional $19 million increase in the receivable for probable insurance recoveries.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the Ashland insurance receivable is presented in the following table.

(In millions)	2012	2011	2010
Insurance receivable - beginning of year	$431	$421	$422
Receivable adjustment	19	42	36
Amounts collected	(27)	(32)	(37)
Insurance receivable - end of year	$423	$431	$421

Hercules asbestos-related litigation
Hercules, a wholly-owned subsidiary of Ashland acquired during 2009, has liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited industrial market.  The amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Hercules’ asbestos claims activity follows.

(In thousands)	2012	2011	2010
Open claims - beginning of year	21	20	21
New claims filed	1	2	—
Claims dismissed	(1)	(1)	(1)
Open claims - end of year	21	21	20

Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during 2012, it was determined that the liability for Hercules asbestos related claims should be increased by $30 million.  Total reserves for asbestos claims were $320 million at September 30, 2012 compared to $311 million at September 30, 2011.
During December 2009, Ashland essentially completed the final valuation assessment of the Hercules asbestos claims liability existing as of the acquisition date and underlying claim files as part of transitioning to a standardized claims management approach.  This assessment resulted in a $35 million and $22 million reduction to the asbestos liability and receivable, respectively, which was accounted for as an adjustment to Hercules’ opening balance sheet since the adjustment related to claims that had been incurred as of the acquisition date.  During the 2010 annual update, it was determined that the liability for asbestos claims should be reduced by $58 million.  Ashland reviewed the assumptions underlying the asbestos valuation model for both pre- and post-acquisition periods and noted declines in certain asbestos claim filing and expenditure trends, which is one of the key assumptions in the methodology used to project future asbestos liabilities. Ashland determined that a portion of the reductions in claim filing trends pertaining to pre-acquisition claims should have been applied to the final acquisition date valuation assessment completed during the first quarter of 2010, which resulted in $14 million of the $58 million adjustment being recorded to goodwill. This $14 million increase to goodwill was partially offset by a $6 million reduction in probable insurance recoveries, resulting in a net $8 million increase to goodwill.
As previously described, the methodology applied by HR&A utilizes recent claim and settlement experience and the estimate and related assumptions are updated annually. During 2011 and 2010, there were favorable trends in some of the factors that impact the reserve estimate for the Hercules asbestos claims. As a result, and consistent with established practices, Ashland made reductions to the projected future asbestos claim liability for Hercules and a corresponding decline in the asbestos insurance receivable for estimated coverage amounts in both periods.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2012	2011	2010
Asbestos reserve - beginning of year	$311	$375	$484
Reserve adjustments (a)	30	(48)	(93)
Amounts paid	(21)	(16)	(16)
Asbestos reserve - end of year	$320	$311	$375

(a)	Includes purchase accounting adjustments of $14 million recorded during 2010 as part of purchase price allocations for the Hercules acquisition.

Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  As of September 30, 2012, this estimated receivable consists exclusively of domestic insurers, of which approximately 97% have a credit rating of B+ or higher by A. M. Best.
As of September 30, 2012 and 2011, the receivables from insurers amounted to $56 million and $48 million, respectively.  During 2012, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update caused a $9 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Hercules insurance receivable is presented in the following table.

(In millions)	2012	2011	2010
Insurance receivable - beginning of year	$48	$68	$118
Receivable adjustment	9	(20)	(50)
Amounts collected	(1)	—	—
Insurance receivable - end of year	$56	$48	$68

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
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2012, such locations included 78 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

or similar state laws, 146 current and former operating facilities (including certain operating facilities conveyed to MAP) and about 1,225 service station properties, of which 87 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $228 million at September 30, 2012 compared to $246 million at September 30, 2011, of which $187 million at September 30, 2012 and $204 million at September 30, 2011 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.  As a result of the ISP acquisition on August 23, 2011, Ashland assumed certain environmental and asset retirement obligation contingencies.  The total obligations assumed by Ashland in 2011 were $39 million, which includes an increase of $12 million for different remediation approaches than prior ISP assumptions.
The following table provides a reconciliation of the changes in the environmental remediation reserves during 2012.

(In millions)	2012	2011
Environmental remediation reserve - beginning of year	$246	$207
Inherited ISP obligations	—	39
Disbursements, net of cost recoveries	(44)	(45)
Revised obligation estimates and accretion	27	46
Foreign currency translation	(1)	(1)
Environmental remediation reserve - end of year	$228	$246

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering, technical and feasibility studies are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2012 and 2011, Ashland’s recorded receivable for these probable insurance recoveries was $26 million and $33 million, respectively.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Income are presented in the following table for the years ended September 30, 2012, 2011 and 2010.

(In millions)	2012	2011	2010
Environmental expense	$23	$42	$22
Accretion	4	4	6
Legal expense	2	3	2
Total expense	29	49	30

Insurance receivable	(6)	(13)	(8)
Total expense, net of receivable activity (a)	$23	$36	$22

(a)
Net expense of $8 million, $6 million and $11 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which the environmental liabilities were retained by Ashland.  These amounts are classified within the income (loss) from discontinued operations caption of the Statements of Consolidated Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $440 million.  No individual remediation location is material, as the largest reserve for any site is approximately 10% or less of the remediation reserve.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2012 and 2011.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2012 and 2011.  For more information on these claims, see the Legal Proceedings section of Form 10-K (Part I, Item 3).

NOTE O – CAPITAL STOCK
In May 2012, the Board of Directors of Ashland announced a quarterly cash dividend increase to 22.5 cents per share, 90 cents per share on an annual basis, to eligible shareholders of record.  This amount was paid for quarterly dividends in June and September 2012, and was an increase from the quarterly cash dividend of 17.5 cents per share paid during the first and second quarters of fiscal 2012.  During the prior year, a quarterly cash dividend of 15 cents per share was paid for the first and second quarters, while 17.5 cents per share was paid for the third and fourth quarters.
In March 2011, the Board of Directors of Ashland approved a $400 million stock repurchase program.  Under the program that began on April 1, 2011, Ashland purchased common shares through a $200 million 10b5-1 automatic trading plan.  Effective May 31, 2011, as a result of the announcement of the pending ISP acquisition, Ashland terminated the 10b5-1 automatic trading program.  Purchases under the plan amounted to $71 million, or 1.2 million shares.  Ashland still has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to the Board’s original $400 million share repurchase authorization.  Ashland did not repurchase any shares during 2012 or 2010.
At September 30, 2012, 8.1 million common shares are reserved for issuance under stock incentive and deferred compensation plans.

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

(In millions)	2012	2011	2010
SARs	$13	$10	$6
Nonvested stock awards	5	4	4
Performance share awards	10	2	4
	$28	$16	$14

Income tax benefit	$11	$6	$5

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

NOTE P – STOCK INCENTIVE PLANS (continued)

assumption was calculated by utilizing an unbiased standard deviation of Ashland’s Common Stock closing price for the past five years.  The expected life is based on historical data and is not necessarily indicative of exercise patterns that may occur.

(In millions except per share data)	2012	2011	2010
Weighted-average fair value per share of SARs granted	$23.96	$22.25	$16.61
Assumptions (weighted-average)
Risk-free interest rate	1.0%	1.5%	2.3%
Expected dividend yield	1.3%	1.2%	0.8%
Expected volatility	55.0%	53.4%	51.8%
Expected life (in years)	5.0	5.0	5.0

A progression of activity and various other information relative to SARs and previously issued and vested stock options is presented in the following table.

	2012		2011		2010
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
	common	exercise price	common	exercise price	common	exercise price
(In thousands except per share data)	shares	per share	shares	per share	shares	per share
Outstanding - beginning of year	3,546	$39.52	3,714	$36.11	3,903	$33.10
Granted	700	55.75	596	51.86	592	37.69
Exercised	(1,273)	33.30	(698)	31.02	(725)	21.36
Forfeitures and expirations	(65)	48.64	(66)	48.62	(56)	31.33
Outstanding - end of year (a)	2,908	45.94	3,546	39.52	3,714	36.11
Exercisable - end of year	1,832	41.97	2,410	40.22	2,408	41.84

(a)
Exercise prices per share for SARs and options outstanding at September 30, 2012 ranged from $9.49 to $19.81 for 423,000 shares, from $21.43 to $38.47 for 468,000 shares, from $42.58 to $55.73 for 1,662,000 shares, and from $64.92 to $65.78 for 355,000 shares.  The weighted-average remaining contractual life of outstanding SARs and stock options was 6.7 years and exercisable SARs and stock options was 5.5 years.

The total intrinsic value of SARs and stock options exercised was $45 million in 2012, $4 million in 2011 and $13 million in 2010.  The actual tax benefit realized from the exercised SARs and stock options was $17 million in 2012, $9 million in 2011 and $8 million in 2010.  The total grant date fair value of SARs and stock options that vested during 2012, 2011 and 2010 was $10 million, $8 million and $5 million, respectively.  As of September 30, 2012, there was $13 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.8 years.  As of September 30, 2012, the aggregate intrinsic value of outstanding SARs and stock options was $75 million and exercisable SARs and stock options was $54 million.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares. Cash dividends are paid on nonvested stock awards granted prior to January 2010, while dividends on subsequent nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions. Since January 2010, these instruments have been designated as non-participating securities under U.S. GAAP.

NOTE P – STOCK INCENTIVE PLANS (continued)

A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2012		2011		2010
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
	common	grant date	common	grant date	common	grant date
(In thousands except per share data)	shares	fair value	shares	fair value	shares	fair value
Nonvested - beginning of year	368	$33.05	354	$30.98	254	$26.59
Granted	35	65.94	66	52.00	149	41.80
Vested	(56)	45.83	(48)	42.14	(42)	41.52
Forfeitures	(14)	48.62	(4)	45.82	(7)	37.29
Nonvested - end of year	333	33.80	368	33.05	354	30.98

The total fair value of nonvested stock awards that vested during 2012, 2011 and 2010 was $4 million, $3 million and $2 million, respectively.  As of September 30, 2012, there was $5 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.3 years.
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
The following table shows the performance shares/units granted for all plans that award Ashland Common Stock.

				Weighted-
		Target		average
		shares		fair value
(In thousands)	Performance period	granted	(a)	per share
Fiscal Year 2012	October 1, 2011 - September 30, 2014	199		$63.26
Fiscal Year 2011	October 1, 2010 - September 30, 2013	158		$59.93
Fiscal Year 2010	October 1, 2009 - September 30, 2012	173		$39.23

(a)	At the end of the performance period, the actual number of shares issued can range from zero to 200% of the target shares granted, which is assumed to be 100%.

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

	2012	2011	2010
Risk-free interest rate	0.1% - 0.4%	0.3% - 0.8%	0.3% - 1.3%
Expected dividend yield	1.2%	1.0%	1.5%
Expected life (in years)	3.0	3.0	3.0
Expected volatility	56.3%	65.0%	61.2%

NOTE P – STOCK INCENTIVE PLANS (continued)

The following table shows changes in nonvested performance shares/units for all plans that award Ashland Common Stock.

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		average		average		average
		grant date		grant date		grant date
(In thousands except per share data)	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested - beginning of year	577	$30.92	536	$25.97	492	$31.77
Granted (a)	325	41.09	158	59.93	173	39.23
Vested (a)	(309)	6.69	(16)	50.78	(29)	62.46
Forfeitures	(113)	26.84	(101)	46.85	(100)	66.75
Nonvested - end of year	480	54.39	577	30.92	536	25.97

(a)	The current year includes 126 additional shares from the fiscal 2009 through 2011 plan since a portion of that plan’s payout was in excess of the initial 100% target.

As of September 30, 2012, there was $10 million of total unrecognized compensation costs related to nonvested performance share awards.  That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

NOTE Q – SEGMENT INFORMATION
Ashland’s businesses are managed along four industry segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets.
Specialty Ingredients offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Using natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, Specialty Ingredients offers comprehensive and innovative solutions for today’s demanding consumer and industrial applications.
Water Technologies is a leading specialty chemicals supplier of process, utility and functional chemistries globally. It offers products and equipment technologies designed to help customers improve operational efficiencies, enhance product quality, protect plant assets and minimize environmental impact.
Performance Materials is a global leader in unsaturated polyester resins and epoxy vinyl ester resins, gelcoats, pressure-sensitive and structural adhesives, specialty coatings and elastomers. It also provides metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture. As previously discussed in Note C, on November 30, 2010 Ashland completed the transaction to expand the global joint venture with Süd-Chemie, serving the foundry chemical sector.  As part of the transaction, Ashland transferred its existing Casting Solutions business to the expanded joint venture.  Effective December 1, 2010, Ashland’s share of the joint venture’s results of operations are recorded as equity income in the Statements of Consolidated Income.  As a result, reported results for Performance Materials have subsequently excluded the sales, cost of sales, selling, general and administrative expense and corresponding taxes related to this business.  Ashland will include the financial results of the joint venture within operating income of the Performance Materials’ segment and the equity and other income caption of the Statements of Consolidated Income.  In addition, as part of the ISP acquisition, the Elastomers line of business was included within this segment.
Consumer Markets is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and car-care products. It operates and franchises more than 860 Valvoline Instant Oil Change™ centers in the United States. It markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants for cars with higher mileage engines; NextGen™ motor oil, created with 50-percent recycled, re-refined oil; SynPower™ synthetic motor oil; Eagle One™ and Car Brite™ automotive appearance products; and Zerex™ antifreeze.
Unallocated and Other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the business segments), certain significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses that are no longer operated by Ashland.
International data
Information about Ashland’s domestic and international operations follows.  Ashland has no material operations in any individual international country and no single customer represented more than 10% of sales in 2012, 2011 or 2010.

NOTE Q – SEGMENT INFORMATION (continued)

	Sales from					Property, plant
	external customers			Net assets (liabilities)		and equipment - net
(In millions)	2012	2011	2010	2012	2011	2012	2011
United States	$4,106	$3,316	$3,024	$(476)	$674	$1,854	$1,978
International	4,100	3,186	2,717	4,505	3,461	978	936
	$8,206	$6,502	$5,741	$4,029	$4,135	$2,832	$2,914
Segment results
The following tables present various financial information for each segment for the years ended September 30, 2012, 2011 and 2010 and as of September 30, 2012, 2011 and 2010.  Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring activities, such as the current restructuring plans described in Note F, and other costs or adjustments that relate to former businesses that Ashland no longer operates.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
Change in expense allocation for pension and other postretirement benefit plans
During 2011, Ashland elected to change its method of recognizing actuarial gains and losses for its defined benefit pension plans and other postretirement benefit plans. Previously, Ashland recognized the actuarial gains and losses as a component of Stockholders’ Equity within the Consolidated Balance Sheet on an annual basis and amortized the gains and losses into operating results over the average future service period of active employees within the related plans. During 2011, Ashland elected to immediately recognize the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of pension and other postretirement benefits expense will be recorded on a quarterly basis. While Ashland’s previous policy of recognizing pension and other postretirement benefit expense was considered acceptable under U.S. GAAP, Ashland believes that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change will also improve transparency within Ashland’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred. This change in accounting policy was applied retrospectively, adjusting all periods prior to 2011.
In addition, as a further attempt to properly match actual operational expenses each business segment is incurring, Ashland changed its expense allocation for pension and other postretirement benefit plans during 2011. Previously, Ashland allocated all components of pension and other postretirement benefit plan expenses to each business segment on a ratable basis. Ashland now allocates only the service cost component of these plans to the actual business segment that incurred this expense. All other pension and other postretirement benefit plan expense components are recorded within the Unallocated and other reporting segment. Ashland believes the revised expense allocation will more appropriately match the cost incurred for active employees to the respective business segment. The prior year financial information disclosed in the following tables for each business segment reflects the retrospective application of this expense allocation change.

NOTE Q – SEGMENT INFORMATION (continued)

Ashland Inc. and Consolidated Subsidiaries
Segment Information
Years Ended September 30
(In millions)	2012	2011	2010
Sales
Specialty Ingredients	$2,878	$1,256	$915
Water Technologies	1,734	1,902	1,785
Performance Materials	1,560	1,373	1,286
Consumer Markets	2,034	1,971	1,755
	$8,206	$6,502	$5,741
Equity income
Specialty Ingredients	$9	$1	$—
Water Technologies	1	1	1
Performance Materials	13	5	8
Consumer Markets	12	10	10
Unallocated and other	—	—	—
	35	17	19
Other income (expense)
Specialty Ingredients	(4)	1	1
Water Technologies	4	3	(1)
Performance Materials	5	5	6
Consumer Markets	10	10	12
Unallocated and other	8	13	11
	23	32	29
	$58	$49	$48
Operating income (loss)
Specialty Ingredients	$457	$171	$125
Water Technologies	72	93	130
Performance Materials	99	37	32
Consumer Markets	236	213	270
Unallocated and other	(562)	(384)	(308)
	$302	$130	$249
Assets
Specialty Ingredients	$6,451	$6,433	$2,672
Water Technologies	1,865	1,942	1,914
Performance Materials	1,349	1,417	1,109
Consumer Markets	1,017	986	854
Unallocated and other	1,842	2,188	2,981
	$12,524	$12,966	$9,530

NOTE Q – SEGMENT INFORMATION (continued)

Ashland Inc. and Consolidated Subsidiaries
Segment Information (continued)
Years Ended September 30
(In millions)	2012	2011	2010
Investment in equity affiliates
Specialty Ingredients	$11	$3	$2
Water Technologies	5	5	4
Performance Materials	156	150	42
Consumer Markets	41	31	25
Unallocated and other	4	4	3
	$217	$193	$76
Operating income not affecting cash
Depreciation and amortization
Specialty Ingredients	$265	$113	$99
Water Technologies	75	85	88
Performance Materials	52	59	53
Consumer Markets	36	38	36
Unallocated and other	2	4	4
	430	299	280
Other noncash items
Specialty Ingredients	52	21	7
Water Technologies	7	7	10
Performance Materials	5	4	6
Consumer Markets	5	7	6
Unallocated and other	493	324	275
	562	363	304
	$992	$662	$584
Property, plant and equipment - net
Specialty Ingredients	$1,608	$1,683	$654
Water Technologies	348	351	357
Performance Materials	413	425	364
Consumer Markets	262	256	252
Unallocated and other	201	199	211
	$2,832	$2,914	$1,838
Additions to property, plant and equipment
Specialty Ingredients	$125	$74	$75
Water Technologies	56	49	32
Performance Materials	54	32	29
Consumer Markets	40	34	39
Unallocated and other	23	12	17
	$298	$201	$192

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents quarterly financial information and per share data relative to Ashland’s Common Stock.

Quarters ended	December 31		March 31		June 30		September 30
(In millions except per share data)	2011	2010	2012	2011	2012	2011	2012 (a)	2011 (b)
Sales	$1,930	$1,433	$2,079	$1,557	$2,141	$1,667	$2,056	$1,846
Cost of sales	1,408	1,035	1,504	1,094	1,514	1,233	1,598	1,528
Gross profit as a percentage of sales	27.0%	27.8%	27.7%	29.7%	29.3%	26.0%	22.3%	17.2%
Operating income (loss)	144	114	179	256	263	129	(284)	(370)
Income (loss) from continuing
operations	60	71	90	182	160	75	(272)	(273)
Net income (loss)	61	99	88	485	151	93	(274)	(263)

Basic earnings per share
Continuing operations	$0.77	$0.92	$1.15	$2.30	$2.04	$0.96	$(3.47)	$(3.50)
Net income (loss)	0.78	1.27	1.12	6.13	1.93	1.20	(3.49)	(3.38)

Diluted earnings per share
Continuing operations	$0.76	$0.91	$1.13	$2.26	$2.00	$0.94	$(3.47)	$(3.50)
Net income (loss)	0.77	1.25	1.10	6.02	1.90	1.17	(3.49)	(3.38)

Regular cash dividends per share	$0.175	$0.15	$0.175	$0.15	$0.225	$0.175	$0.225	$0.175

Market price per common share
High	$58.51	$56.82	$66.25	$61.40	$69.99	$69.46	$78.27	$66.95
Low	41.11	47.60	56.83	51.32	58.54	55.06	65.15	43.65

(a)
Fourth quarter results for 2012 include decreases in operating income of $493 million related to the actuarial loss on pension and postretirement benefit plans ($139 million in cost of sales and $354 million in selling, general and administrative expenses), $97 million of accelerated amortization of deferred debt issuance costs and prepayment premiums associated with the early payoff of approximately 88% of the 9.125% senior notes, as well as the prepayment of $350 million of principal on Ashland’s term loan B facility. Income tax expense for the fourth quarter included a tax benefit tax of $15 million for deferred tax adjustments related to ongoing international restructuring efforts, as well as expense of $41 million to establish a state valuation allowance.

(b)
Fourth quarter results for 2011 include decreases in operating income of $438 million related to the actuarial loss on pension and postretirement benefit plans ($97 million in cost of sales and $221 million in selling, general and administrative expenses), $40 million for severance and accelerated depreciation charges associated with cost-structure efficiency initiatives, $16 million for a purchase accounting adjustment related to inventory, as well as a $13 million charge for environmental remediation assessments.

Ashland Inc. and Consolidated Subsidiaries
Schedule II - Valuation and Qualifying Accounts
	Balance at	Provisions		Acquisition	Balance
	beginning	charged to	Reserves	and other	at end
(In millions)	of year	earnings	utilized	changes	of year
Year ended September 30, 2012
Reserves deducted from asset accounts
Accounts receivable	$30	$1	$(6)	$(1)	$24
Inventories	34	1	(2)	(1)	32
Tax valuation allowance	718	37	—	73	828
Year ended September 30, 2011
Reserves deducted from asset accounts
Accounts receivable (a)	$21	$12	$(8)	$5	$30
Inventories	19	2	(6)	19	34
Tax valuation allowance	870	(156)	—	4	718
Year ended September 30, 2010
Reserves deducted from asset accounts
Accounts receivable	$29	$—	$(8)	$—	$21
Inventories	19	5	(5)	—	19
Tax valuation allowance	930	(33)	(10)	(17)	870

(a)
During 2012, Ashland identified a $7 million error in the amounts previously reported for reserves for the allowance for doubtful accounts for the year ended September 30, 2011 and have revised the amounts disclosed in Schedule II to reflect the corrected amounts. Ashland does not believe that the revisions to this disclosure are significant to the 2011 consolidated financial statements.

Ashland Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information
Years Ended September 30
(In millions except per share data)	2012	2011	2010	2009	2008
Summary of operations
Sales	$8,206	$6,502	$5,741	$5,220	$4,176
Costs and expenses
Cost of sales	6,025	4,890	4,124	3,850	3,209
Selling, general and administrative expense	1,800	1,451	1,338	1,406	900
Research and development expense	137	80	78	89	48
	7,962	6,421	5,540	5,345	4,157
Equity and other income	58	49	48	34	50
Operating income (loss)	302	130	249	(91)	69
Net interest and other financing (expense) income	(317)	(121)	(197)	(205)	28
Net gain (loss) on acquisitions and divestitures	1	(5)	21	59	20
Other income (expense)	—	(1)	2	(86)	—
Income (loss) from continuing operations
before income taxes	(14)	3	75	(323)	117
Income tax expense (benefit)	(52)	(53)	(13)	(83)	30
Income (loss) from continuing operations	38	56	88	(240)	87
Income (loss) from discontinued operations	(12)	358	53	(21)	29
Net income (loss)	$26	$414	$141	$(261)	$116

Balance sheet information (as of September 30)
Current assets	$3,209	$3,387	$2,833	$2,478	$3,026
Current liabilities	1,913	1,739	1,687	1,577	1,230
Working capital	$1,296	$1,648	$1,146	$901	$1,796

Total assets	$12,524	$12,966	$9,530	$9,610	$5,771

Short-term debt	$344	$83	$71	$23	$—
Long-term debt (including current portion)	3,246	3,749	1,153	1,590	66
Stockholders’ equity	4,029	4,135	3,807	3,601	3,198

Cash flow information
Cash flows from operating activities from
continuing operations	$385	$243	$551	$735	$298
Additions to property, plant and equipment	298	201	192	165	178
Cash dividends	63	51	35	22	69

Common stock information
Basic earnings per share
Income (loss) from continuing operations	$0.49	$0.72	$1.14	$(3.31)	$1.39
Net income (loss)	0.33	5.28	1.82	(3.60)	1.83
Diluted earnings per share
Income (loss) from continuing operations	0.48	0.70	1.11	(3.31)	1.37
Net income (loss)	0.33	5.17	1.78	(3.60)	1.82
Dividends
Regular cash dividends per share	0.80	0.65	0.45	0.30	1.10

This page intentionally left blank.