Form 10-Q
period 2012-12-31
ASHLAND INC.
filed 2013-01-31
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 31, 2012, there were 78,979,725 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended
	December 31
(In millions except per share data - unaudited)	2012	2011
Sales	$1,869	$1,930
Cost of sales	1,332	1,408
Gross profit	537	522

Selling, general and administrative expense	343	362
Research and development expense	32	30
Equity and other income	14	14
Operating income	176	144

Net interest and other financing expense	44	57
Net loss on acquisitions and divestitures	—	4
Income from continuing operations before income taxes	132	83
Income tax expense - Note J	30	23
Income from continuing operations	102	60
(Loss) income from discontinued operations (net of income taxes) - Note D	(1)	1
Net income	$101	$61

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$1.29	$.77
(Loss) income from discontinued operations	(.01)	.01
Net income	$1.28	$.78

Diluted earnings per share - Note M
Income from continuing operations	$1.27	$.76
(Loss) income from discontinued operations	(.01)	.01
Net income	$1.26	$.77

DIVIDENDS PAID PER COMMON SHARE	$.225	$.175

COMPREHENSIVE INCOME (LOSS)
Net income	$101	$61
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	45	(111)
Pension and postretirement obligation adjustment	(4)	—
Net unrealized gain (loss) on interest rate hedges	3	(5)
Other comprehensive income (loss)	44	(116)
Comprehensive income (loss)	$145	$(55)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30
(In millions - unaudited)	2012	2012

ASSETS
Current assets
Cash and cash equivalents	$488	$523
Accounts receivable (a)	1,380	1,481
Inventories - Note G	1,008	1,008
Deferred income taxes	116	116
Other assets	85	81
Total current assets	3,077	3,209
Noncurrent assets
Property, plant and equipment
Cost	4,541	4,478
Accumulated depreciation and amortization	(1,724)	(1,646)
Net property, plant and equipment	2,817	2,832
Goodwill - Note H	3,358	3,342
Intangibles - Note H	1,910	1,936
Asbestos insurance receivable (noncurrent portion) - Note L	444	449
Equity and other unconsolidated investments	220	217
Other assets	550	539
Total noncurrent assets	9,299	9,315
Total assets	$12,376	$12,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note I	$349	$344
Current portion of long-term debt - Note I	114	115
Trade and other payables	738	877
Accrued expenses and other liabilities	569	577
Total current liabilities	1,770	1,913
Noncurrent liabilities
Long-term debt (noncurrent portion) - Note I	3,090	3,131
Employee benefit obligations - Note K	1,795	1,839
Asbestos litigation reserve (noncurrent portion) - Note L	753	771
Deferred income taxes	208	208
Other liabilities	608	633
Total noncurrent liabilities	6,454	6,582

Stockholders’ equity	4,152	4,029

Total liabilities and stockholders’ equity	$12,376	$12,524

(a)	Accounts receivable includes an allowance for doubtful accounts of $24 million at December 31, 2012 and September 30, 2012.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	(a)	Total
BALANCE AT SEPTEMBER 30, 2012	$1	$647	$3,163	$218		$4,029
Total comprehensive income (loss)			101	44		145
Dividend on common stock, $.225 per share			(18)			(18)
Common shares issued under stock
incentive and other plans (b)		(4)				(4)
BALANCE AT DECEMBER 31, 2012	$1	$643	$3,246	$262		$4,152

(a)
At December 31, 2012, the after-tax accumulated other comprehensive income of $262 million was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $81 million, net unrealized translation gains of $216 million and net unrealized losses on interest rate hedges of $35 million.

(b)	Common shares issued were 164,692 for the three months ended December 31, 2012.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2012	2011
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$101	$61
Loss (income) from discontinued operations (net of income taxes)	1	(1)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	107	104
Debt issuance cost amortization	5	6
Deferred income taxes	(3)	2
Equity income from affiliates	(5)	(7)
Distributions from equity affiliates	5	1
Gain from sale of property and equipment	(2)	—
Stock based compensation expense	9	6
Net loss on acquisitions and divestitures	—	2
Inventory fair value adjustment related to ISP acquisition	—	25
Change in operating assets and liabilities (a)	(137)	(380)
	81	(181)
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(51)	(44)
Proceeds from disposal of property, plant and equipment	2	1
	(49)	(43)
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Repayment of long-term debt	(43)	(23)
Proceeds from/(repayment of) short-term debt	5	(7)
Cash dividends paid	(18)	(14)
Proceeds from exercise of stock options	1	1
Excess tax benefits related to share-based payments	2	—
	(53)	(43)
CASH USED BY CONTINUING OPERATIONS	(21)	(267)
Cash used by discontinued operations
Operating cash flows	(16)	(3)
Effect of currency exchange rate changes on cash and cash equivalents	2	(1)
DECREASE IN CASH AND CASH EQUIVALENTS	(35)	(271)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	523	737
CASH AND CASH EQUIVALENTS - END OF PERIOD	$488	$466

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Results of operations for the period ended December 31, 2012 are not necessarily indicative of results to be expected for the year ending September 30, 2013.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation. Additionally, the presentation of the September 30, 2012 Condensed Consolidated Balance Sheet has been revised subsequent to the filing of Ashland’s Annual Report on Form 10-K.
Ashland is composed of four reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).
Use of estimates, risks and uncertainties
The preparation of Ashland’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities as well as qualifying subsequent events.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and intangible assets), employee benefit obligations, income taxes and liabilities and receivables associated with asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.
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
New accounting standards
A description of new accounting standards issued during the current year is included in interim financial reporting.  As of December 31, 2012, no new standards have been issued since those that were previously disclosed in the most recent Annual Report on Form 10-K. A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS
International Specialty Products Inc. (ISP)
Background and financing
On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve month period ended September 30, 2011.  The purchase price of $2,179 million was an all cash transaction, reduced by the amount of ISP’s net indebtedness at closing.  Ashland has included ISP within the Specialty Ingredients reportable segment, with the exception of ISP’s Elastomers business line, which has been included within the Performance Materials reportable segment.  The acquisition was recorded by Ashland using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values. The purchase price allocation for the acquisition was completed as of September 30, 2012.
On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion senior secured credit facility with a group of lenders (Senior Credit Facility).  The Senior Credit Facility was comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition.
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
Ashland Distribution
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million during 2011.  Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C– DIVESTITURES (continued)

for all periods presented.  During the year following the sale of Distribution, certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that did not qualify for discontinued operations accounting classification were reported as costs within the Unallocated and other section of continuing operations for segment reporting purposes and equaled $5 million for the three months ended December 31, 2011.
Ashland retained and agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  The ongoing effects of the pension and postretirement plans for former Distribution employees are reported within the Unallocated and other section of continuing operations for segment reporting purposes.
As part of this sale, Ashland received transition service fees for ongoing administrative and other services provided to Nexeo.  Ashland recognized transition service fees of $8 million during the three months ended December 31, 2011, which offset costs of providing transition services and were classified within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  While the transition service agreements varied in duration depending upon the type of service provided, Ashland implemented plans to reduce costs as the transition services were phased out.
NOTE D – DISCONTINUED OPERATIONS
As previously described in Note C, on March 31, 2011 Ashland completed the sale of substantially all of the assets and certain liabilities of Distribution.  Ashland determined that this sale qualifies as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  As a result, operating results and cash flows related to Distribution have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows.  Ashland made subsequent adjustments to the gain on sale of Distribution, primarily relating to the tax effects of the sale, during the three months ended December 31, 2011.
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, and from businesses previously divested by Hercules, a wholly-owned subsidiary of Ashland that was acquired in 2009.  Adjustments to the recorded litigation reserves and related insurance receivables are recorded within discontinued operations and continue periodically, primarily reflecting updates to the original estimates.  See Note L for more information related to the adjustments on asbestos liabilities and receivables.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three months ended December 31, 2012 and 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DISCONTINUED OPERATIONS (continued)

	Three months ended
	December 31
(In millions)	2012	2011
Income (loss) from discontinued operations (net of tax)
Distribution	$(1)	$(1)
Asbestos-related litigation reserves and receivables	—	6
Loss on disposal of discontinued operations (net of tax)
Distribution	—	(4)
Total (loss) income from discontinued operations (net of tax)	$(1)	$1

NOTE E – RESTRUCTURING ACTIVITIES
Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
Severance costs
During 2011, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to an expanded global joint venture.  In addition, Ashland continues to take action to integrate ISP subsequent to its purchase in August 2011.  As a first step to address cost reduction opportunities resulting from these transactions, Ashland announced a voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, ultimately resulting in 150 employees being formally approved for the VSO.  An involuntary program was also initiated as a further step to capture targeted savings levels from these transactions and other business cost saving initiatives.  The VSO and involuntary program resulted in a severance charge of $34 million during the September 2011 quarter.  The involuntary program continued during 2012 and resulted in an expense of $28 million being recognized within the selling, general and administrative expense caption during the three months ended December 31, 2011.  As of December 31, 2012 and 2011, the remaining restructuring reserve for these programs totaled $20 million and $56 million, respectively.
As of December 31, 2012 and 2011, the remaining $1 million and $8 million, respectively, in restructuring reserves for other previously announced programs consisting of expected future severance payments from the 2009 Hercules Integration Plan, which resulted in 12 permanent facility closings and a reduction in the global workforce of over 2,000 employees from 2008 through 2010 and the 2010 Performance Materials restructuring, which consisted of several plant closings and an operational redesign to eliminate excess capacity.
Facility costs
During the March 2012 quarter, Ashland incurred a $20 million lease abandonment charge related to its exit from an office facility that was retained as part of the Hercules acquisition.  The costs related to the reserve are being paid over the remaining lease term through May 2016.  Also during the March 2012 quarter, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility in China.  This project abandonment resulted in a $13 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption during 2012.
The following table details, as of December 31, 2012 and 2011, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves for the three months ended

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – RESTRUCTURING ACTIVITIES (continued)

December 31, 2012 and 2011.  The severance reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets while facility costs reserves are primarily within other noncurrent liabilities.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2012	$29	$15	$44
Utilization (cash paid or otherwise settled)	(8)	(3)	(11)
Balance at December 31, 2012	$21	$12	$33

Balance as of September 30, 2011	$45	$—	$45
Restructuring reserve	28	—	28
Utilization (cash paid or otherwise settled)	(9)	—	(9)
Balance at December 31, 2011	$64	$—	$64
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
The following table summarizes financial asset instruments subject to recurring fair value measurements as of December 31, 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$488	$488	$488	$—	$—
Deferred compensation investments (a)	176	176	55	121	—
Investments of captive insurance company (a)	2	2	2	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$667	$667	$545	$122	$—

Liabilities
Interest rate swap derivatives (b)	$57	$57	$—	$57	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

(b)	Included in accrued expense and other liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. See further discussion below on the interest rate swap liabilities.
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2012.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$523	$523	$523	$—	$—
Deferred compensation investments (a)	176	176	56	120	—
Investments of captive insurance company (a)	2	2	2	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$702	$702	$581	$121	$—

Liabilities
Interest rate swap derivatives (b)	$62	$62	$—	$62	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

(b)	Included in accrued expense and other liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. See further discussion below on the interest rate swap liabilities.
Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three months ended December 31, 2012 and 2011 within the Statements of Consolidated Comprehensive Income.

	Three months ended
	December 31
(In millions)	2012	2011
Foreign currency derivative gain	$1	$1
The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2012 and September 30, 2012 included in other current assets and trade and other payables of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2012	2012
Foreign currency derivative assets	$1	$1
Notional contract values	88	168

Foreign currency derivative liabilities (a)	$—	$—
Notional contract values	33	35

(a)	Fair values of liabilities of $0 denote values less than $1 million.
Interest rate hedges
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the ISP acquisition.  As of December 31, 2012 and September 30, 2012, the total notional values of interest rate swaps related to term loans A and B equaled $1.4 billion and $650 million, respectively. These instruments qualify for hedge accounting treatment and are designated as cash flow hedges whereby Ashland records these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income.  There was no hedge ineffectiveness with these instruments during the three months ended December 31, 2012 and 2011.
The fair value of Ashland’s interest rate swap assets and liabilities are calculated using standard pricing models.  These models utilize inputs derived from observable market data such as interest rate spot rates and forward rates, and are deemed to be Level 2 measurements within the fair value hierarchy.  Counterparties to these interest rate swap agreements are highly rated financial institutions which Ashland believes carry only a minimal risk of nonperformance.  The following table summarizes the fair values of the outstanding interest rate swap instruments as of December 31, 2012 and September 30, 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

		December 31	September 30
(In millions)	Consolidated balance sheet caption	2012	2012
Interest rate swap liabilities	Accrued expenses and other liabilities	$21	$22
Interest rate swap liabilities	Other noncurrent liabilities	36	40
The following table summarizes the unrealized loss on interest rate hedges recognized in AOCI during the three months ended December 31, 2012 and 2011, as well as the loss reclassified from AOCI to the Statements of Consolidated Comprehensive Income during the three months ended December 31, 2012 and 2011.  The loss reclassified to the Statements of Consolidated Comprehensive Income was recorded in the net interest and other financing expense caption.

	Three months ended
	December 31
(In millions)	2012	2011
Change in unrealized loss in AOCI	$—	$14
Loss reclassified from AOCI to income	5	5
Other financial instruments
At December 31, 2012 and September 30, 2012, Ashland’s long-term debt had a carrying value of $3,204 million and $3,246 million, respectively, compared to a fair value of $3,379 million and $3,405 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE G – INVENTORIES
Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the weighted-average cost method or the first-in, first-out method.
During the December 2012 quarter, the Specialty Ingredients business incurred a $31 million loss on straight guar, $28 million of which related to a lower of cost or market charge that was recognized within the cost of sales caption on the Statements of Consolidated Comprehensive Income. This charge was due to the identifiable market price of certain guar inventories, which fell below the cost of the product.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2012	2012
Finished products	$681	$675
Raw materials, supplies and work in process	361	376
LIFO reserve	(34)	(43)
	$1,008	$1,008

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES
Goodwill
In accordance with U.S. GAAP, Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually and when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients, Water Technologies and Consumer Markets reportable segments and the Composite Polymers/Specialty Polymers/Adhesives and Elastomers reporting units within the Performance Materials reportable segment.  Ashland performed its most recent annual goodwill impairment test as of July 1, 2012, and determined at that time that no impairment existed.
The following is a progression of goodwill by segment for the quarter ended December 31, 2012.

	Specialty	Water	Performance	Consumer
(In millions)	Ingredients	Technologies	Materials	Markets	Total
Balance at September 30, 2012	$2,202	$659	$315	$166	$3,342
Currency translation adjustment	11	4	—	1	16
Balance at December 31, 2012	$2,213	$663	$315	$167	$3,358

Other intangible assets
Other intangible assets principally consist of trademarks and trade names, intellectual property, customer relationships, IPR&D and sale contracts and those classified as finite are amortized on a straight-line basis over their estimated useful lives.  The cost of definite-lived trademarks and trade names is amortized principally over 4 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years.
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $536 million as of December 31, 2012 and September 30, 2012.  In accordance with U.S. GAAP, Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Intangible assets were comprised of the following as of December 31, 2012 and September 30, 2012.

	December 31, 2012
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$535	$(41)	$494
Intellectual property	842	(148)	694
Customer relationships	837	(188)	649
IPR&D	73	—	73
Other intangibles	35	(35)	—
Total intangible assets	$2,322	$(412)	$1,910

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

	September 30, 2012
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$535	$(39)	$496
Intellectual property	843	(136)	707
Customer relationships	833	(173)	660
IPR&D	73	—	73
Other intangibles	35	(35)	—
Total intangible assets	$2,319	$(383)	$1,936
Amortization expense recognized on intangible assets was $29 million and $30 million for the three months ended December 31, 2012 and 2011, respectively, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Estimated amortization expense for future periods is $115 million in 2013 (includes three months actual and nine months estimated), $114 million in 2014, $112 million in 2015, $109 million in 2016 and $108 million in 2017.
NOTE I – DEBT
The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2012	2012
Term Loan A, due 2016 (a)	$1,406	$1,425
Term Loan B, due 2018 (a)	1,032	1,036
4.750% notes, due 2022	500	500
Accounts receivable securitization	300	300
6.50% junior subordinated notes, due 2029 (b)	130	129
9.125% notes, due 2017	76	76
Other international loans, interest at a weighted-
average rate of 6.7% at December 31, 2012 (2.0% to 11.8%)	73	69
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at December 31, 2012 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	—	20
6.60% notes, due 2027 (b)	12	12
Other	3	2
Total debt	3,553	3,590
Short-term debt	(349)	(344)
Current portion of long-term debt	(114)	(115)
Long-term debt (less current portion)	$3,090	$3,131

(a)Senior credit facilities.
(b)Retained instrument from the Hercules acquisition.
The scheduled aggregate maturities of debt by year are as follows:  $121 million remaining in 2013, $166 million in 2014, $459 million in 2015, $1,050 million in 2016 and $78 million in 2017.  The borrowing

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

capacity remaining under the $1 billion revolving credit facility was $905 million, representing a reduction of $95 million for letters of credit outstanding at December 31, 2012. In total, Ashland’s total borrowing capacity was $929 million, which includes $24 million from the accounts receivable securitization facility.
Covenant restrictions
The Senior Credit Facility (Term Loan A, Term Loan B and revolving credit facility) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of December 31, 2012, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratios permitted under the Senior Credit Facility are as follows: 3.00 from the period December 31, 2012 through September 30, 2013 and 2.75 as of December 31, 2013 and each quarter thereafter.  At December 31, 2012, Ashland’s calculation of the consolidated leverage ratio was 2.6 compared to the maximum consolidated leverage ratio permitted under the Senior Credit Facility of 3.00.
The minimum required consolidated fixed charge coverage ratio under the Senior Credit Facility is 2.00 as of December 31, 2012 and each quarter thereafter.  At December 31, 2012, Ashland’s calculation of the fixed charge coverage ratio was 2.9 compared to the minimum required consolidated ratio of 2.00.
NOTE J – INCOME TAXES
Current fiscal year
Ashland’s effective tax rate is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 22.7% for the three months ended December 31, 2012 and includes two net discrete tax benefit adjustments of $6 million and $4 million, respectively, related to the reversal of an unrecognized tax benefit and a foreign income tax rate change.
Prior fiscal year
The overall effective tax rate was 27.7% for the three months ended December 31, 2011 and included two discrete tax benefits of $9 million for both the $28 million severance and restructuring charge and the $25 million fair value assessment of inventory charge recorded during the current quarter.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2012.

(In millions)
Balance at October 1, 2012	$124
Increases related to positions taken in the current year	2
Lapse of the statute of limitations	(5)
Balance at December 31, 2012	$121

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (continued)

For the balance as of December 31, 2012, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.
NOTE K – EMPLOYEE BENEFIT PLANS
For the three months ended December 31, 2012, Ashland contributed $32 million to its U.S. pension plans and $4 million to its non-U.S. pension plans.  After completion of the required monitoring status of the U.S. plans, based on the new provisions of the Moving Ahead for Progress in the 21st Century Act, Ashland now expects to make additional contributions to U.S. plans of $78 million to $108 million and to the non-U.S. plans of $17 million during the remainder of 2013.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2012	2011	2012	2011
Three months ended December 31
Service cost (a)	$12	$10	$1	$1
Interest cost (b)	44	49	2	3
Expected return on plan assets (b)	(59)	(57)	—	—
Amortization of prior service credit (b)	(1)	(1)	(5)	(4)
	$(4)	$1	$(2)	$—

(a)For segment reporting purposes, cost is proportionately allocated to each business segment, excluding the Unallocated and other segment.
(b)For segment reporting purposes, cost is recorded within the Unallocated and other segment.
NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES
Asbestos litigation
Ashland and Hercules, a wholly-owned subsidiary of Ashland that was acquired in 2009, have liabilities from claims alleging personal injury caused by exposure to asbestos.  To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A).  The methodology used by HR&A to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims and litigation defense.  The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, HR&A estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.  Changes in asbestos-related liabilities and receivables are recorded within the discontinued operations caption in the Statements of Consolidated Comprehensive Income.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Three months ended
	December 31		Years ended September 30
(In thousands)	2012	2011	2012	2011	2010
Open claims - beginning of period	66	72	72	83	100
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(1)	(3)	(7)	(12)	(18)
Open claims - end of period	66	70	66	72	83
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2012 quarter, it was determined that the liability for asbestos claims should be increased by $11 million.  Total reserves for asbestos claims were $513 million at December 31, 2012 compared to $522 million at September 30, 2012.
A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2012	2011	2012	2011	2010
Asbestos reserve - beginning of period	$522	$543	$543	$537	$543
Reserve adjustment	—	—	11	41	28
Amounts paid	(9)	(10)	(32)	(35)	(34)
Asbestos reserve - end of period	$513	$533	$522	$543	$537
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
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 69% of the estimated receivables from insurance companies are expected to be due from domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of December 31, 2012.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

During the December 2011 quarter, Ashland received $7 million in cash after reaching a settlement with certain insolvent London market insurance companies.  The cash received from this settlement during the prior period was recognized as an after-tax gain of $6 million within discontinued operations of the Statements of Consolidated Comprehensive Income since Ashland’s policy is to not record asbestos receivables for any carriers that are insolvent.
In October 2012, Ashland initiated arbitration proceedings against Underwriters at Lloyd’s and certain Chartis (AIG member) companies seeking to enforce these insurers’ contractual obligations to provide indemnity for asbestos liabilities and defense costs under existing coverage-in-place agreements. In addition, Ashland has initiated a lawsuit in Kentucky state court against certain Berkshire Hathaway entities (National Indemnity Company and Resolute Management Inc.) on grounds that these Berkshire entities have wrongfully interfered with Underwriters’ and Chartis’ performance of their respective contractual obligations to provide asbestos coverage by directing the insurers to reduce and delay certain claim payments. While Ashland anticipates its position will be supported by the proceedings, an adverse resolution of these proceedings could have a significant effect on the timing of loss reimbursement and the amount of Ashland’s recorded insurance receivables from these insurers.
At December 31, 2012, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $419 million, of which $63 million relates to costs previously paid.  Receivables from insurers amounted to $423 million at September 30, 2012.  During the June 2012 quarter, the annual update of the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was completed.  This model update resulted in an additional $19 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2012	2011	2012	2011	2010
Insurance receivable - beginning of period	$423	$431	$431	$421	$422
Receivable adjustment	—	—	19	42	36
Amounts collected	(4)	(8)	(27)	(32)	(37)
Insurance receivable - end of period	$419	$423	$423	$431	$421
Hercules asbestos-related litigation
Hercules has liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited industrial market.  The amount and timing of settlements and number of open claims can fluctuate significantly from period to period.  A summary of Hercules’ asbestos claims activity follows.

	Three months ended
	December 31		Years ended September 30
(In thousands)	2012	2011	2012	2011	2010
Open claims - beginning of period	21	21	21	20	21
New claims filed	—	—	1	2	—
Claims dismissed	—	—	(1)	(1)	(1)
Open claims - end of period	21	21	21	21	20

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2012 quarter, it was determined that the liability for Hercules asbestos related claims should be increased by $30 million.  Total reserves for asbestos claims were $311 million at December 31, 2012 compared to $320 million at September 30, 2012.
A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2012	2011	2012	2011	2010
Asbestos reserve - beginning of period	$320	$311	$311	$375	$484
Reserve adjustment (a)	—	—	30	(48)	(93)
Amounts paid	(9)	(6)	(21)	(16)	(16)
Asbestos reserve - end of period	$311	$305	$320	$311	$375

(a)    Includes a reduction of $49 million during 2010 for purchase accounting adjustments as part of the purchase price allocation for the Hercules acquisition.
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of December 31, 2012.
As of December 31, 2012 and September 30, 2012, the receivables from insurers amounted to $55 million and $56 million, respectively.  As previously mentioned, during the June 2012 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update caused a $9 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2012	2011	2012	2011	2010
Insurance receivable - beginning of period	$56	$48	$48	$68	$118
Receivable adjustment (a)	—	—	9	(20)	(50)
Amounts collected	(1)	—	(1)	—	—
Insurance receivable - end of period	$55	$48	$56	$48	$68

(a)    Includes a reduction of $28 million during 2010 for purchase accounting adjustments as part of the purchase price allocation for the Hercules acquisition.

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
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At December 31, 2012, such locations included 79 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 146 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC in 2005) and about 1,225 service station properties, of which 87 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $220 million at December 31, 2012 compared to $228 million at September 30, 2012, of which $178 million at December 31, 2012 and $187 million at September 30, 2012 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the three months ended December 31, 2012 and 2011.

	Three months ended
	December 31
(In millions)	2012	2011
Reserve - beginning of period	$228	$246
Disbursements, net of cost recoveries	(12)	(8)
Revised obligation estimates and accretion	3	5
Foreign currency translation	1	—
Reserve - end of period	$220	$243

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At December 31, 2012 and September 30, 2012, Ashland’s recorded receivable for these probable insurance recoveries was $26 million.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three months ended December 31, 2012 and 2011.

	Three months ended
	December 31
(In millions)	2012	2011
Environmental expense	$2	$4
Accretion	1	1
Legal expense	—	1
Total expense	3	6

Insurance receivable	(2)	(2)
Total expense, net of receivable activity (a)	$1	$4

(a)
Net expense of $1 million for the three months ended December 31, 2011 relates to divested businesses which qualified for treatment as discontinued operations and for which the environmental liabilities were retained by Ashland.  This amount is classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $430 million.  No individual remediation location is material, as the largest reserve for any site is 11% or less of the remediation reserve.
Insurance settlement
In March 2011, a disruption in the supply of a key raw material for Ashland occurred at a supplier. For a period of time while the raw material was not available from this supplier, an alternative source was used, but at a higher cost to Ashland. During the December 2012 quarter, the insurers agreed to a minimum value of the insurance claim, which resulted in a net gain of $22 million being recognized within the cost of sales caption of the Statements of Consolidated Comprehensive Income.
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2012 and September 30, 2012.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2012.
NOTE M – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.6 million as of December 31, 2012 compared to 1.0 million at December 31, 2011.  Earnings per share are reported under the treasury stock method.  While certain non-vested stock awards granted prior to January 2010 qualify as participating securities, the effect on earnings per share calculated under the two class method is not significant.

	Three months ended
	December 31
(In millions except per share data)	2012	2011
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$102	$60
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	79	78
Share based awards convertible to common shares	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	80	79

EPS from continuing operations
Basic	$1.29	$.77
Diluted	1.27	.76
NOTE N – STOCKHOLDERS’ EQUITY ITEMS
Capital stock
Ashland has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to a $400 million share repurchase authorization, approved by the Board of Directors of Ashland in March 2011, of which $329 million is still available at December 31, 2012.  During the three months ended December 31, 2012 and 2011, Ashland did not execute any share repurchases.
During the December 2012 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 22.5 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCKHOLDERS’ EQUITY ITEMS (continued)
in June and September of 2012 and was an increase from the quarterly cash dividend of 17.5 cents per share paid during the first and second quarters of the prior year.
Accumulated other comprehensive income
Components of other comprehensive income recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

	2012			2011
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$45	$—	$45	$(111)	$—	$(111)
Pension and postretirement obligation adjustment	(6)	2	(4)	—	—	—
Net unrealized gain (loss) on interest rate hedges	5	(2)	3	(9)	4	(5)
Total other comprehensive income (loss)	$44	$—	$44	$(120)	$4	$(116)
NOTE O – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $9 million and $6 million for the three months ended December 31, 2012 and 2011, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted for the three months ended December 31, 2012 and 2011 were 0.9 million and 0.7 million, respectively. As of December 31, 2012, there was $35 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.5 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares.  Cash dividends are paid on nonvested stock awards granted prior to January 2010, while dividends on subsequent nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Since January 2010,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK INCENTIVE PLANS (continued)
these instruments have been designated as non-participating securities under U.S. GAAP.  Nonvested stock awards granted for the three months ended December 31, 2011 were 5,000, and none were granted for the three month period ended December 31, 2012.  As of December 31, 2012, there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.4 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer groups and/or internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the three months ended December 31, 2012 and 2011 were 0.1 million and 0.2 million, respectively.  As of December 31, 2012, there was $17 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.1 years.
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
Unallocated and other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are proportionately allocated to the business segments), certain

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)
significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses that are no longer operated by Ashland.
Segment results
The following table presents various financial information for each segment for the three months ended December 31, 2012 and 2011.  Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring activities, such as the current restructuring plans described in Note E, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.

	Three months ended
	December 31
(In millions - unaudited)	2012	2011
SALES
Specialty Ingredients	$622	$628
Water Technologies	421	449
Performance Materials	345	378
Consumer Markets	481	475
	$1,869	$1,930
OPERATING INCOME (LOSS)
Specialty Ingredients	$72	$71
Water Technologies	17	21
Performance Materials	13	33
Consumer Markets	66	47
Unallocated and other (a)	8	(28)
	$176	$144

(a)	For further information on the quantitative amounts of each component within this segment, see page 42 within Management's Discussion and Analysis.

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
Ashland’s sales generated outside of North America were 48% for the three months ended December 31, 2012 and 2011.  Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Geography	2012	2011
North America (a)	52%	52%
Europe	27%	27%
Asia Pacific	14%	14%
Latin America & other	7%	7%
	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Business segments
Ashland’s reporting structure is composed of four reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  For further descriptions of each business segment, see the “Results of Operations – Business Segment Review” beginning on page 36.
The contribution to sales by each business segment expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Business Segment	2012	2011
Specialty Ingredients	33%	32%
Water Technologies	23%	23%
Performance Materials	18%	20%
Consumer Markets	26%	25%
	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
During 2013 and other previous periods, the following transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
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
International Specialty Products acquisition
On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve month period ended September 30, 2011.  The purchase price of $2,179 million was an all cash transaction, reduced by the amount of ISP’s net indebtedness at closing.  Ashland has included ISP within the Specialty Ingredients reportable segment, with the exception of ISP’s Elastomers business line, which has been included within the Performance Materials reportable segment.  The acquisition was recorded by Ashland using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values. The purchase price allocation for the acquisition was completed as of September 30, 2012.
Distribution divestiture
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million during 2011.  Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  During the year following the sale of Distribution, certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that did not qualify for discontinued operations accounting classification were reported as costs within the Unallocated and other section of continuing operations for segment reporting purposes and equaled $5 million for the three months ended December 31, 2011.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Ashland retained and agreed to indemnify Nexeo for certain liabilities of the Distribution business arising prior to the closing of the sale.  This includes pension and other postretirement benefits, as well as certain other liabilities, including certain litigation and environmental liabilities relating to the pre-closing period, as described in the definitive agreement.  The ongoing effects of the pension and postretirement plans for former Distribution employees are reported within the Unallocated and other section of continuing operations for segment reporting purposes.
As part of this sale, Ashland received transition service fees for ongoing administrative and other services provided to Nexeo.  Ashland recognized transition service fees of $8 million during the three months ended December 31, 2011, which offset costs of providing transition services and were classified within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  While the transition service agreements varied in duration depending upon the type of service provided, Ashland implemented plans to reduce costs as the transition services were phased out.
Restructuring and integration programs
Ashland periodically implements restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
Severance costs
During the prior years, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to an expanded global joint venture.  Targeted cost reductions for the Distribution and Casting Solutions’ stranded costs were $40 million.  In addition, Ashland is currently implementing plans to integrate ISP, subsequent to its purchase in August 2011.  Targeted synergy cost reductions related to this acquisition are $50 million.
Steps to address cost reduction opportunities included Ashland’s announced voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, which ultimately resulted in 150 employees being formally approved for the VSO.  An involuntary program was also initiated in 2011 as a further step to capture targeted saving levels from these transactions and other business cost savings initiatives.  The VSO and involuntary programs resulted in a severance charge of $34 million during the September 2011 quarter.  The involuntary program continued during 2012 and resulted in an expense of $28 million being recognized within the selling, general and administrative expense caption during the three months ended December 31, 2011. As of December 31, 2012, the remaining restructuring reserve for these programs totaled $20 million.
As of December 31, 2012, approximately $75 million of annualized cost savings have been achieved from these cost reduction programs primarily through reductions in supply chain, IT and finance resource groups.  The $40 million original estimated cost savings were principally achieved as of the end of the March 2012 quarter for the Distribution and Casting Solutions stranded costs, while $35 million of the remaining $50 million of synergy savings were achieved through December 31, 2012, with the remaining $15 million expected to be completed during 2013 once full implementation of Ashland’s ERP platform is completed.  Additional charges related to the involuntary program may occur in subsequent periods as they are identified through ongoing internal assessments and efforts to maximize operational efficiencies.
Facility costs
During the March 2012 quarter, Ashland incurred a $20 million lease abandonment charge related to its exit from an office facility that was retained as part of the Hercules acquisition.  The costs related to the reserve will be paid over the remaining lease term through May 2016.  Also during the March 2012 quarter, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

in China.  This project abandonment resulted in a $13 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption during 2012.  As of December 31, 2012, the remaining restructuring reserve for the lease abandonment totaled $12 million.
Financing activities
Senior secured credit facility
On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion senior secured credit facility with a group of lenders (the Senior Credit Facility).  The Senior Credit Facility was comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition. During 2012, Ashland prepaid $350 million of principal on its term loan B facility, using proceeds from its newly issued accounts receivable securitization facility.
9.125% senior notes and 4.750% senior notes
In July 2012, Ashland commenced a tender offer to purchase for cash any and all of the premium $650 million aggregate principal of the 9.125% senior notes. In conjunction with this tender offer, Ashland issued $500 million aggregate principal amount of 4.750% senior unsecured, unsubordinated notes due 2022. The proceeds of the new notes, together with available cash, were used to pay the consideration, accrued and unpaid interest and related fees and expenses in connection with Ashland’s cash tender offer of the 9.125% senior notes. At the close of the tender offer, $572 million aggregate principal amount of the 9.125% senior notes was redeemed by Ashland, representing 88% of the 9.125% senior notes. Ashland recognized a $24 million charge for debt issuance costs and original issue discount related to the portion of the 9.125% senior notes that were redeemed early, as well as a $67 million charge related to an early redemption premium payment, both of which are included in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income for the September 2012 quarter.
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
Under the Sale Agreement, each Originator will transfer, on an ongoing basis, substantially all of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG. Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors through the sale of an undivided interest in such accounts receivable, related assets and collections. The Transfer and Administration Agreement has a term of three years, but is extendable at the discretion of the Investors. Ashland will account for the securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Condensed Consolidated Balance Sheets as accounts receivable. Fundings under the Transfer and Administration Agreement will be repaid as accounts receivable are collected, with new fundings being advanced (through daily reinvestments) as new accounts receivable are originated by the Originators and transferred to CVG, with settlement generally occurring monthly. Ashland continues to classify any borrowings under this facility

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

as a short-term debt instrument within the Condensed Consolidated Balance Sheets. Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from each Originator’s own assets and will not be available to its creditors should such Originator become insolvent. Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement. In addition, the Originators’ equity interests in CVG have been pledged to the lenders under the Senior Credit Facility.
At December 31, 2012, Ashland had drawn $300 million of the $324 million in available funding provided by the $533 million in qualifying accounts receivable transferred by Ashland to CVG. The weighted-average interest rate for this instrument was 1.1% for the three months ended December 31, 2012.
Other financing activities
Ashland’s corporate credit ratings have remained unchanged from those reported in its Form 10-K filed in November 2012.  Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba1, with a stable outlook from both.  Subsequent changes to these ratings may have an affect on Ashland’s borrowing rate or ability to access capital markets in the future.  As of December 31, 2012, Ashland’s access to cash has remained largely unchanged with a total of approximately $1.4 billion of liquidity, defined as cash and availability under liquidity facilities.
Stock repurchase and annual dividend increase
Ashland has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to a $400 million share repurchase authorization, approved by the Board of Directors of Ashland in March 2011, of which $329 million is still available at December 31, 2012.  During the three months ended December 31, 2012 and 2011, Ashland did not execute any share repurchases.
During the December 2012 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 22.5 cents per share to eligible shareholders of record. This amount was also paid for quarterly dividends in June and September of 2012, and was an increase from the quarterly cash dividend of 17.5 cents per share paid during first and second quarters of the prior year.
RESULTS OF OPERATIONS – CONSOLIDATED REVIEW
Use of non-GAAP measures
Ashland has included within this document certain non-GAAP measures which include EBITDA (net income, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization), adjusted EBITDA (EBITDA adjusted for discontinued operations, net gain (loss) on acquisitions and divestitures, other income and (expense) and key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable) and adjusted EBITDA margin (adjusted EBITDA, which can include pro forma adjustments, divided by sales).  Such measurements are not prepared in accordance with U.S. GAAP and as related to pro forma adjustments, contain Ashland’s best estimates of cost allocations and shared resource costs.  Management believes the use of non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods.  The non-GAAP information provided is used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies.  EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and business segment basis.  Adjusted EBITDA generally includes adjustments for unusual, non-operational or restructuring-related activities.  In addition, certain financial covenants related to Ashland’s Senior Credit Facility are based on similar non-GAAP measures and are defined further in the sections that reference this metric.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Ashland has included free cash flow as an additional non-GAAP metric of cash flow generation.  Ashland believes free cash flow is relevant because capital expenditures are an important element of Ashland’s ongoing cash activities.  By deducting capital expenditures from operating cash flows, Ashland is able to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Previously, Ashland deducted dividends from this calculation, but has discontinued this deduction to be more reflective of the broader industry’s definition of the term free cash flow.
Consolidated review
Net income
Ashland’s net income amounted to $101 million and $61 million for the three months ended December 31, 2012 and 2011, respectively, or $1.26 and $0.77 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $102 million and $60 million for the three months ended December 31, 2012 and 2011, respectively, or $1.27 and $0.76 per diluted earnings per share, respectively.  Operating income was $176 million and $144 million for the three months ended December 31, 2012 and 2011, respectively.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $44 million and $57 million for the three months ended December 31, 2012 and 2011, respectively.  The decrease in interest expense during the current quarter compared to the prior year quarter was due to a lower weighted-average interest rate during the current quarter, primarily resulting from Ashland’s repayment of $572 million aggregate principal of its 9.125% senior notes during the September 2012 quarter.
The effective income tax expense rates of 22.7% and 27.7% for the three months ended December 31, 2012 and 2011, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in expense of $1 million and income of $1 million for the three months ended December 31, 2012 and 2011, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Operating income amounted to $176 million and $144 million for the three months ended December 31, 2012 and 2011, respectively. The current quarter included a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim.  The prior year quarter included a noncash charge of $25 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition, as well as $28 million for severance and restructuring charges from Ashland’s ongoing stranded cost and ISP integration programs.
Operating income for the three months ended December 31, 2012 and 2011 included depreciation and amortization of $105 million and $104 million (which excludes accelerated depreciation of $2 million for the three months ended December 31, 2012). EBITDA totaled $280 million and $245 million for the three months ended December 31, 2012 and 2011, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2012	2011
Net income	$101	$61
Income tax expense	30	23
Net interest and other financing expense	44	57
Depreciation and amortization (a)	105	104
EBITDA	280	245
Loss (income) from discontinued operations (net of income taxes)	1	(1)
Insurance settlement	(22)	—
Restructuring and other integration costs	7	28
Net loss on acquisitions and divestitures	—	4
Inventory fair value adjustment	—	25
Accelerated depreciation	2	—
Adjusted EBITDA	$268	$301

(a)Excludes $2 million of accelerated depreciation for the three months ended December 31, 2012.

Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three months ended December 31, 2012 and 2011.

	Three months ended December 31
(In millions)	2012	2011	Change
Sales	$1,869	$1,930	$(61)
Sales for the current quarter decreased $61 million, or 3%, compared to the prior year quarter primarily as a result of pricing decreases and unfavorable currency exchange rates, which decreased sales by $12 million and $23 million, respectively.  The sale of Ashland’s Synlubes and PVAc businesses reduced sales by a combined $29 million, or 2%.  Volume and favorable mix of product combined to increase sales by $3 million.

	Three months ended December 31
(In millions)	2012	2011	Change
Cost of sales	$1,332	$1,408	$(76)
Gross profit as a percent of sales	28.7%	27.0%
Cost of sales for the current quarter decreased $76 million, or 5%, compared to the prior year quarter primarily due to lower raw material costs resulting in decreased cost of sales of $19 million, or 1%, in addition to the sale of Ashland’s Synlubes and PVAc businesses, which caused a combined decrease of $24 million, or 2%. Favorable currency exchange rates caused a decrease of $17 million, or 1%, while change in product mix caused a decrease of $2 million.  The current quarter also included a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim and accelerated depreciation of $2 million related to plant closure costs. The prior year quarter included a noncash charge of $25 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended December 31
(In millions)	2012	2011	Change
Selling, general and administrative expense	$343	$362	$(19)
As a percent of sales	18.4%	18.8%
Selling, general and administrative expenses for the current quarter decreased 5% compared to the prior year quarter, and expenses as a percent of sales decreased 0.4 percentage points.  The decline in expense during the current quarter primarily resulted from severance expense of $28 million in the prior year quarter, partially offset by increased expense of $6 million for salaries, benefits and stock-based compensation.

	Three months ended December 31
(In millions)	2012	2011	Change
Research and development expense	$32	$30	$2
Research and development expense increased $2 million compared to the prior year quarter due to increased expense within the Water Technologies and Consumer Markets business segments.

	Three months ended December 31
(In millions)	2012	2011	Change
Equity and other income
Equity income	$5	$6	$(1)
Other income	9	8	1
	$14	$14	$—
Total equity and other income remained consistent between quarters.

	Three months ended December 31
(In millions)	2012	2011	Change
Net interest and other financing (expense) income
Interest expense	$(43)	$(57)	$14
Interest income	1	2	(1)
Other financing costs	(2)	(2)	—
	$(44)	$(57)	$13
The decrease in interest expense and other financing costs of $13 million in the current quarter compared to the prior year quarter was due to a lower weighted-average interest rate during the current quarter, primarily resulting from Ashland’s repayment of $572 million aggregate principal of its 9.125% senior notes during the September 2012 quarter.

	Three months ended December 31
(In millions)	2012	2011	Change
Net loss on acquisitions and divestitures
ISP acquisition transaction costs	$—	$(2)	$2
MAP Transaction adjustments	—	(2)	2
	$—	$(4)	$4
Net loss on acquisitions and divestitures during the prior year quarter includes ISP transaction costs, as well as subsequent adjustments related to the MAP Transaction.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended December 31
(In millions)	2012	2011	Change
Income tax expense	$30	$23	$7
Effective tax rate	22.7%	27.7%
The overall effective tax rate was 22.7% for the current quarter and includes net discrete tax benefit adjustments of $6 million and $4 million, respectively, related to the reversal of an unrecognized tax benefit and a foreign income tax rate change.  The overall effective tax rate of 27.7% for the prior year quarter included two discrete tax benefits of $9 million for both the $28 million severance and restructuring charge and the $25 million fair value assessment of inventory charge recorded during the quarter.
The American Taxpayer Relief Act of 2012 will have a net favorable impact on Ashland’s 2013 effective tax rate beginning in the March 2013 quarter, at which time Ashland will record a tax benefit for the retroactive extension of the research and experimentation credit. In addition, there could be other significant adjustments to Ashland’s 2013 effective tax rate related to international restructuring activities and ISP integration. Ashland currently estimates the effective tax rate for 2013 to be in the 26%-28% range, excluding discrete items.

	Three months ended December 31
(In millions)	2012	2011	Change
(Loss) income from discontinued operations
(net of income taxes)
Distribution	$(1)	$(5)	$4
Asbestos-related litigation reserves	—	6	(6)
	$(1)	$1	$(2)

The current and prior year quarter results included expense of $1 million and $5 million, respectively, related to subsequent tax and environmental reserve adjustments related to the sale of Distribution. The prior year quarter also included net adjustments to the asbestos reserve and receivables of $6 million in income.  See Notes C, D and L of Notes to Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW
As previously discussed, Ashland’s businesses are managed along four industry segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets. Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring activities, such as certain restructuring plans described in Note E of Notes to Condensed Consolidated Financial Statements, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The following table shows sales, operating income and statistical operating information by business segment for the three months ended December 31, 2012 and 2011.

	Three months ended
	December 31
(In millions)	2012	2011
Sales
Specialty Ingredients	$622	$628
Water Technologies	421	449
Performance Materials	345	378
Consumer Markets	481	475
	$1,869	$1,930
Operating income (loss)
Specialty Ingredients	$72	$71
Water Technologies	17	21
Performance Materials	13	33
Consumer Markets	66	47
Unallocated and other	8	(28)
	$176	$144
Depreciation and amortization
Specialty Ingredients	$66	$64
Water Technologies	17	19
Performance Materials	15	12
Consumer Markets	9	9
	$107	$104
Operating information
Specialty Ingredients
Sales per shipping day	$10.0	$10.3
Metric tons sold (thousands)	88.9	90.0
Gross profit as a percent of sales (a)	31.0%	29.6%
Water Technologies
Sales per shipping day	$6.8	$7.4
Gross profit as a percent of sales (a)	33.3%	30.8%
Performance Materials
Sales per shipping day	$5.6	$6.2
Metric tons sold (thousands)	124.6	137.4
Gross profit as a percent of sales (a)	15.6%	19.2%
Consumer Markets
Lubricant sales gallons	37.1	36.7
Premium lubricants (percent of U.S. branded volumes)	32.6%	29.3%
Gross profit as a percent of sales (a)	30.1%	25.3%

(a)Gross profit is defined as sales, less cost of sales divided by sales.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Specialty Ingredients
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
December 2012 quarter compared to December 2011 quarter
Specialty Ingredients’ sales decreased to $622 million in the current quarter compared to $628 million in the prior year quarter, partially as a result of lower volume, which decreased sales $8 million, or 1%, during the current quarter as metric tons sold decreased to 88.9 thousand.  Unfavorable currency exchange also decreased sales by $8 million, while the mix of product sold decreased sales by $1 million. Higher pricing increased sales by $11 million, or 2%.
Gross profit during the current quarter increased $7 million compared to the prior year quarter. The current quarter included a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim. The prior year quarter included a noncash charge of $25 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition. Increased raw material costs and lower volume resulted in gross profit declines of $7 million and $3 million, respectively. Changes in product mix increased gross profit by $3 million, while unfavorable currency exchange decreased gross profit by $2 million.  In total, gross profit margin during the current quarter increased 1.4 percentage points to 31.0% compared to the prior year quarter.
During the current quarter, Specialty Ingredients experienced a significant decline in sales and profitability related to certain commoditized guar products within the energy market, as gross profit for these products declined by $38 million compared to the prior year quarter. This was primarily attributable to the $31 million loss on straight guar, as well as lower sales volume and decreased gross profit margins for these products. Ashland anticipates improving volume levels within this market during the second quarter of 2013, but reduced, as compared to the same period in the prior year. In addition, profitability within this product line is expected to be impacted by higher cost inventory through March 2013.
Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $6 million during the current quarter as compared to the prior year quarter, primarily due to higher salaries, benefits and stock-based compensation expense, as well as increased resource allocation charges.
Operating income totaled $72 million for the current quarter compared to $71 million in the prior year quarter.  EBITDA increased $3 million to $138 million in the current quarter, while adjusted EBITDA decreased $44 million to $116 million in the current quarter.  Adjusted EBITDA margin decreased 6.9 percentage points in the current quarter to 18.6%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and adjusted EBITDA presentation for the three months ended December 31, 2012 and 2011 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The $22 million adjustment in the current quarter relates to a gain resulting from Ashland’s settlement of an insurance claim. The inventory fair value adjustment of $25 million in the prior quarter relates to the portion of acquired inventory sold during the period that was recorded at fair value in conjunction with the acquisition of ISP.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2012	2011
Operating income	$72	$71
Depreciation and amortization	66	64
EBITDA	138	135
Insurance settlement	(22)	—
Inventory fair value adjustment	—	25
Adjusted EBITDA	$116	$160
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
December 2012 quarter compared to December 2011 quarter
Water Technologies’ sales decreased to $421 million in the current quarter compared to $449 million in the prior year quarter.  The sale of Synlubes and other divested businesses resulted in decreased sales of $18 million, or 4%, while unfavorable currency exchange decreased sales an additional $10 million, or 2%. Volume increased sales by $2 million, while pricing decreased sales by $2 million.
Gross profit increased $2 million in the current quarter compared to the prior year quarter.  Cost reductions resulted in increased gross profit of $8 million, while increased volumes resulted in a $1 million increase. The sale of Synlubes and other divested businesses resulted in gross profit decline of $4 million, while unfavorable currency exchange reduced gross profit an additional $3 million.  In total, gross profit margin during the current quarter increased 2.5 percentage points to 33.3% compared to the prior year quarter, primarily as a result of cost reductions.
Selling, general and administrative expenses increased $6 million, or 5%, during the current quarter as compared to the prior year quarter, primarily as a result of higher selling and marketing expense.
Operating income totaled $17 million during the current quarter compared to $21 million during the prior year quarter.  EBITDA decreased $6 million to $34 million, while EBITDA margin decreased 0.8 percentage points in the current quarter to 8.1%. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2012 and 2011 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Water Technologies.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2012	2011
Operating income	$17	$21
Depreciation and amortization	17	19
EBITDA	34	40
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
December 2012 quarter compared to December 2011 quarter
Performance Materials’ sales decreased to $345 million in the current quarter compared to $378 million in the prior year quarter.  Lower product pricing decreased sales $14 million, or 4%, while change in product mix decreased sales $3 million, or 1%.  Volume increased sales by $1 million, excluding acquisitions and divestitures, while unfavorable currency exchange decreased sales an additional $6 million, or 2%. In addition, the sale of Ashland’s PVAc business also reduced sales $11 million, or 3%.
Gross profit decreased $19 million in the current quarter compared to the prior year quarter.  The current quarter included accelerated depreciation charges of $2 million related to plant closures.  These charges were incurred as part of the ongoing stranded cost and ISP integration programs.  Pricing and changes in product mix reduced gross profit by $13 million and $3 million, respectively, while volume increased gross profit by $1 million. The sale of Ashland’s PVAc business decreased gross profit by $2 million.  In total, gross profit margin during the current quarter decreased 3.6 percentage points to 15.6%, as compared to the prior year quarter, primarily as a result of raw material cost increases in the Elastomers line of business.
Selling, general and administrative expenses decreased $1 million during the current quarter compared to the prior year quarter.  Equity and other income decreased $2 million during the current quarter compared to the prior year quarter, due to less equity income from ASK Chemicals GmbH.
Operating income totaled $13 million in the current quarter compared to $33 million in the prior year quarter.  EBITDA decreased $19 million to $26 million in the current quarter, while adjusted EBITDA decreased $17 million to $28 million in the current quarter.  Adjusted EBITDA margin decreased 3.8 percentage points in the current quarter to 8.1%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and adjusted EBITDA presentation for the three months ended December 31, 2012 and 2011 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2012	2011
Operating income	$13	$33
Depreciation and amortization (a)	13	12
EBITDA	26	45
Accelerated depreciation and other plant closure costs	2	—
Adjusted EBITDA	$28	$45

(a)Excludes $2 million of accelerated depreciation for the three months ended December 31, 2012.
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
December 2012 quarter compared to December 2011 quarter
Consumer Markets’ sales increased to $481 million in the current quarter compared to $475 million in the prior year quarter.  Volume increased sales by $6 million, or 1%, in the current quarter as lubricant gallons sold increased to 37.1 million gallons during the current quarter. Changes in product mix increased sales by $5 million, or 1%, while lower product pricing decreased sales by $6 million, or 1%. Favorable currency exchange increased sales an additional $1 million.
Gross profit increased $25 million during the current quarter compared to the prior year quarter. Pricing increased gross profit $20 million, primarily due to raw material cost declines, while lubricant volume increases and changes in product mix increased gross profit $2 million and $3 million, respectively.  In total, gross profit margin increased 4.8 percentage points to 30.1%.
Selling, general and administrative expenses increased $6 million, or 8%, during the current quarter as compared to the prior year quarter, primarily as a result of higher salaries, benefits and incentive compensation expense of $4 million.
Operating income totaled $66 million in the current quarter as compared to $47 million in the prior year quarter.  EBITDA increased $19 million to $75 million in the current quarter, while EBITDA margin increased 3.8 percentage points to 15.6% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2012 and 2011 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Markets.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2012	2011
Operating income	$66	$47
Depreciation and amortization	9	9
EBITDA	$75	$56
Unallocated and other
Unallocated and other recorded income of $8 million and expense of $28 million for the three months ended December 31, 2012 and 2011, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to business segments.  These include interest cost, expected return on assets and amortization of prior service cost as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to business segments.  These items resulted in income during the current quarter and prior year quarter of $19 million and $9 million, respectively. The increase in the current quarter is primarily a result of lower discount rates, which has reduced interest costs during 2013. Unallocated costs for the December 2012 quarter also included $7 million in ISP integration costs.
Other significant costs for December 2011 primarily related to $33 million in restructuring and other integration costs, which included a $28 million severance charge associated with Ashland’s involuntary program and corporate costs previously allocated to Distribution of $5 million.
The following table presents the primary income and expense components for the three months ended December 31, 2012 and 2011.

	Three months ended
	December 31
(In millions)	2012	2011
Pension and other postretirement net periodic income (excluding service cost)	$19	$9
Restructuring activities (includes severance, integration
and stranded divestiture costs)	(7)	(33)
Other expense	(4)	(4)
Total unallocated cost	$8	$(28)
FINANCIAL POSITION
Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2012 and 2011.  Ashland had $488 million in cash and cash equivalents as of December 31, 2012, of which $428 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes may need to be accrued and paid depending upon the source of the earnings remitted.  Certain amounts are intended to be permanently reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.  In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives, and the cost of remitting such foreign earnings.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

(In millions)	2012	2011
Cash provided (used) by:
Operating activities from continuing operations	$81	$(181)
Investing activities from continuing operations	(49)	(43)
Financing activities from continuing operations	(53)	(43)
Discontinued operations	(16)	(3)
Effect of currency exchange rate changes on cash and cash equivalents	2	(1)
Net decrease in cash and cash equivalents	$(35)	$(271)
Operating activities
Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $81 million in the current quarter and a cash outflow of $181 million in the prior year quarter.  The cash results during each quarter are primarily driven by net income, excluding discontinued operation results, and adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization) as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus within the company.
During the current and prior year quarters, working capital was an outflow of $98 million and $254 million, respectively. Outflows during the current quarter primarily related to reduced trade payables and accrued expense balances, primarily the result of incentive compensation payouts to employees from the prior year paid during the first quarter of 2013, offset by decreased accounts receivable balances primarily resulting from sales declines since the end of the fiscal year.  Outflows for the prior year quarter were primarily a result of increased inventory, resulting from restocking of certain key products that were low or to support sales growth opportunities in various areas of business as well as reduced trade payables and accrued expense balances, primarily the result of incentive compensation payouts to employees from the prior year paid during 2012, as well as a $92 million outflow for change in control payments associated with the ISP acquisition.
Operating cash flows for the current quarter included income from continuing operations of $102 million and noncash adjustments of $112 million for depreciation and amortization and a $31 million loss on straight guar.  Operating cash flows for the prior year quarter included income from continuing operations of $60 million, noncash adjustments of $110 million for depreciation and amortization and a $25 million inventory fair value adjustment related to the ISP acquisition.
Investing activities
Cash used by investing activities was $49 million for the current quarter as compared to $43 million for the prior year quarter.  The significant cash investing activities for the current quarter included cash outflows of $51 million for capital expenditures.  The significant cash investing activities for the prior year quarter included cash outflows of $44 million for capital expenditures.  In addition, proceeds from disposals of property, plant and equipment were $2 million and $1 million during the quarters ended December 31, 2012 and 2011, respectively.
Financing activities
Cash used by financing activities was $53 million for the current quarter and $43 million for the prior year quarter.  Significant cash financing activities for the current quarter included repayments of long-term debt and net proceeds from short-term debt of $43 million and $5 million, respectively, and cash dividends paid of $.225 per share, for a total of $18 million. Financing activities for the current quarter also included cash inflows of $3 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.  Significant cash financing activities for the prior year quarter included repayments of long-

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

and short-term debt of $23 million and $7 million, respectively, and cash dividends paid of $.175 per share, for a total of $14 million. Financing activities for the prior year quarter also included cash inflows of $1 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
Cash used by discontinued operations
The cash outflows in each quarter relate to previously divested businesses and principally related to payment of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed quarters.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Three months ended
	December 31
(In millions)	2012	2011
Cash flows used by operating activities from continuing operations	$81	$(181)
Adjustments:
Additions to property, plant and equipment	(51)	(44)
ISP acquisition - change in control payment (a)	—	92
Free cash flows	$30	$(133)

(a)	Since payment was generated from investment activity, this amount has been included within this calculation.
At December 31, 2012, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,421 million, compared to $1,411 million at September 30, 2012.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $34 million at December 31, 2012 and $43 million at September 30, 2012.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 106% and 105% of current liabilities at December 31, 2012 and September 30, 2012, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of December 31, 2012 and September 30, 2012.

	December 31	September 30
(In millions)	2012	2012
Cash and cash equivalents	$488	$523

Unused borrowing capacity
Revolving credit facility	$905	$905
Accounts receivable securitization facility	$24	$50
Total borrowing capacity remaining under the $1.0 billion revolving credit facility was $905 million, representing a reduction of $95 million for letters of credit outstanding at December 31, 2012.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facility, was $1,417 million at December 31, 2012 as compared to $1,478 million at September 30, 2012.  For further information, see the “Key Developments” discussion within Management’s Discussion and Analysis.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital resources
Debt
The following summary reflects Ashland’s debt as of December 31, 2012 and September 30, 2012.

	December 31	September 30
(In millions)	2012	2012
Short-term debt	$349	$344
Long-term debt (including current portion)	3,204	3,246
Total debt	$3,553	$3,590
The current portion of long-term debt was $114 million at December 31, 2012 and $115 million at September 30, 2012.  Debt as a percent of capital employed was 46% and 47% at December 31, 2012 and September 30, 2012, respectively.  At December 31, 2012 Ashland’s total debt had an outstanding principal balance of $3,710 million and discounts of $157 million.  The scheduled aggregate maturities of debt by year are as follows:  $121 million remaining in 2013, $166 million in 2014, $459 million in 2015, $1,050 million in 2016 and $78 million in 2017.
Financing activities in 2012
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
Debt covenant restrictions
The Senior Credit Facility contains certain usual and customary representations, warranties, and usual affirmative and negative covenants, including financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments, and other customary limitations.  As of December 31, 2012, Ashland is in compliance with all debt agreement covenant restrictions.
The maximum consolidated leverage ratios permitted under the Senior Credit Facility are as follows: 3.00 from the period December 31, 2012 through September 30, 2013 and 2.75 as of December 31, 2013 and each quarter thereafter.
The Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period.  In general, the Senior Credit Facility defines Covenant Adjusted EBITDA as net income plus

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness, and guaranties.  The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on pages 33 and 34.
The minimum required consolidated fixed charge coverage ratio under the Senior Credit Facility is 2.00 as of December 31, 2012 and each quarter thereafter.
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
At December 31, 2012, Ashland’s calculation of the consolidated leverage ratio was 2.6 compared to the maximum consolidated leverage ratio permitted under the Senior Credit Facility of 3.00. At December 31, 2012, Ashland’s calculation of the fixed charge coverage ratio was 2.9 compared to the minimum required consolidated ratio of 2.00. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.3x effect on the consolidated leverage ratio and a 0.3x effect on the fixed charge coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
Cash projection
Ashland projects that cash flow from operations and other available financial resources, such as cash on hand and revolving credit, should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of its financing obligations.  These projections are based on various assumptions that include, but are not limited to: operational results, working capital cash generation, capital expenditures, pension funding requirements and tax payments and receipts.
Based on Ashland’s current debt structure, future annual interest expense is expected to range from approximately $170 million to $190 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.
Stockholders’ equity
Stockholders’ equity increased $123 million since September 30, 2012 to $4,152 million at December 31, 2012.  This increase was due to net income during the quarter of $101 million, deferred translation gains of $45 million and unrealized gains on interest rate swaps of $3 million, offset by regular cash dividends of $18 million, adjustments to pension and postretirement obligations of $4 million and a $4 million reduction in common shares issued under stock incentive and other plans.
Ashland has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to a $400 million share repurchase authorization, approved by the Board of Directors of Ashland in March 2011, of which $329 million is still available at December 31, 2012.  During the three months ended December 31, 2012 and 2011, Ashland did not execute any share repurchases.
During the December 2012 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 22.5 cents per share to eligible shareholders of record. This amount was also paid for quarterly dividends in June and September of 2012, and was an increase from the quarterly cash dividend of 17.5 cents

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

per share paid during first and second quarters of the prior year. In conjunction with Ashland’s existing debt facilities, Ashland is subject to various covenants that may restrict certain future payments, which could include quarterly dividend payments, although Ashland does not anticipate that will occur.
Capital expenditures
Ashland is currently forecasting approximately $385 million of capital expenditures for 2013 funded primarily from operating cash flows.  Capital expenditures were $51 million for the three months ended December 31, 2012 and averaged $230 million during the last three fiscal years.  Under the Senior Credit Facility, Ashland is not subject to a capital expenditure limit.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three months ended December 31, 2012.
OUTLOOK
Ashland experienced a challenging first quarter of 2013 as sales during the quarter were flat compared to the prior year quarter when normalized for currency and divestiture activity. However, Ashland is still committed to meeting its 2013 objectives of first, focusing on sales growth and cost management. Second, Ashland expects to complete its remaining cost reduction programs, which are estimated to save an additional $15 million by the end of the fiscal year. Finally, Ashland intends to continue to focus on creating free cash flow that will enable it to pay down debt and consider other value creating opportunities.
Although Specialty Ingredients’ financial results in the current quarter were below expectations, Ashland expects that the upcoming March 2013 quarter results will return to more historical levels. Water Technologies’ financial results have stabilized as the new leadership team continues to work on the business model for improved results in the coming quarters. The elastomers business within Performance Materials is not likely to improve over the current quarter results, as such, overall gross profit margins and demand levels for the business are expected to remain steady. Consumer Markets should benefit from seasonal improvements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at December 31, 2012 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

(b)
During the three months ended December 31, 2012, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(1)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of December 31, 2012, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 79 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
(2)    Hopewell, Virginia Clean Air Act Compliance Inspection – In April 2007, Hercules’ Hopewell, Virginia manufacturing facilities were subject to a Clean Air Act (CAA) compliance inspection by the USEPA and the Virginia Department of Environmental Quality (VADEQ). In April 2008, the results of the inspection were provided to Hercules. The inspection uncovered areas of potential noncompliance with air emissions regulations. The parties entered into a final consent decree pursuant to which Hercules was assessed a penalty of $175,000 and required to take certain remedial actions. The court approved the consent decree in November 2012.
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
(4)    Jefferson Borough, Pennsylvania Consent Decree Matter – In October 2012, the USEPA notified Hercules of an alleged violation by Hercules of a 1992 Consent Decree concerning the Resin Disposal Superfund Site located in Jefferson Borough, Pennsylvania. Specifically, the USEPA has alleged (i) that there were three uncontrolled releases in 2011 to the soil, ground water and/or surface water from an on-site treatment system, (ii) that Hercules failed to timely notify the USEPA of such releases, and (iii) that the failure to notify and consult with the USEPA violated the Consent Decree. Hercules has invoked the informal dispute resolution provisions under the Consent Decree. While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see Note L of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2012 and September 30, 2012.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2012.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three months ended December 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2012; (iii) Statements of Consolidated Stockholders’ Equity at December 31, 2012; (iv) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2012 and December 31, 2011; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive

Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
January 31, 2013	/s/Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**Submitted electronically with this report.