Form 10-Q
period 2013-03-31
ASHLAND INC.
filed 2013-05-02
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At March 31, 2013, there were 79,023,385 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2013	2012	2013	2012
Sales	$1,974	$2,079	$3,843	$4,009
Cost of sales	1,406	1,504	2,738	2,912
Gross profit	568	575	1,105	1,097

Selling, general and administrative expense	342	381	685	743
Research and development expense	39	31	71	61
Equity and other income	18	16	32	30
Operating income	205	179	381	323

Net interest and other financing expense	145	56	189	113
Net gain (loss) on acquisitions and divestitures	7	1	7	(3)
Income from continuing operations before income taxes	67	124	199	207
Income tax expense - Note J	12	34	42	57
Income from continuing operations	55	90	157	150
Loss from discontinued operations (net of
income taxes) - Note D	(2)	(2)	(3)	(1)
Net income	$53	$88	$154	$149

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$0.70	$1.15	$1.99	$1.93
Loss from discontinued operations	(0.03)	(0.03)	(0.04)	(0.02)
Net income	$0.67	$1.12	$1.95	$1.91

Diluted earnings per share - Note M
Income from continuing operations	$0.68	$1.13	$1.95	$1.89
Loss from discontinued operations	(0.02)	(0.03)	(0.03)	(0.02)
Net income	$0.66	$1.10	$1.92	$1.87

DIVIDENDS PAID PER COMMON SHARE	$0.225	$0.175	$0.450	$0.350

COMPREHENSIVE INCOME
Net income	$53	$88	$154	$149
Other comprehensive income (loss), net of tax - Note N
Unrealized translation gain (loss)	(66)	85	(21)	(26)
Pension and postretirement obligation adjustment	(3)	—	(7)	—
Net change in interest rate hedges	35	(1)	38	(6)
Other comprehensive income (loss)	(34)	84	10	(32)
Comprehensive income	$19	$172	$164	$117

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30
(In millions - unaudited)	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$468	$523
Accounts receivable (a)	1,450	1,481
Inventories - Note G	930	1,008
Deferred income taxes	119	116
Other assets	78	81
Total current assets	3,045	3,209
Noncurrent assets
Property, plant and equipment
Cost	4,564	4,478
Accumulated depreciation and amortization	1,776	1,646
Net property, plant and equipment	2,788	2,832
Goodwill - Note H	3,333	3,342
Intangibles - Note H	1,871	1,936
Asbestos insurance receivable (noncurrent portion) - Note L	441	449
Equity and other unconsolidated investments	222	217
Other assets	551	539
Total noncurrent assets	9,206	9,315
Total assets	$12,251	$12,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note I	$456	$344
Current portion of long-term debt - Note I	20	115
Trade and other payables	767	877
Accrued expenses and other liabilities	527	577
Total current liabilities	1,770	1,913
Noncurrent liabilities
Long-term debt (noncurrent portion) - Note I	3,033	3,131
Employee benefit obligations - Note K	1,757	1,839
Asbestos litigation reserve (noncurrent portion) - Note L	739	771
Deferred income taxes	224	208
Other liabilities	571	633
Total noncurrent liabilities	6,324	6,582

Stockholders’ equity	4,157	4,029

Total liabilities and stockholders’ equity	$12,251	$12,524

(a)	Accounts receivable includes an allowance for doubtful accounts of $19 million and $24 million at March 31, 2013 and September 30, 2012, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	(a)	Total
BALANCE AT SEPTEMBER 30, 2012	$1	$647	$3,163	$218		$4,029
Total comprehensive income			154	10		164
Dividend on common stock, $.45 per share			(36)			(36)
Common shares issued under stock
incentive and other plans (b)		—				—
BALANCE AT MARCH 31, 2013	$1	$647	$3,281	$228		$4,157

(a)
At March 31, 2013, the after-tax accumulated other comprehensive income of $228 million was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $78 million and net unrealized translation gains of $150 million.

(b)	Common shares issued were 208,352 for the six months ended March 31, 2013.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2013	2012
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$154	$149
Loss from discontinued operations (net of income taxes)	3	1
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	212	212
Debt issuance cost amortization	57	12
Purchased in-process research and development impairment	4	—
Deferred income taxes	(5)	3
Equity income from affiliates	(14)	(14)
Distributions from equity affiliates	5	1
Gain from sale of property and equipment	(1)	(1)
Stock based compensation expense	17	13
Net (gain) loss on acquisitions and divestitures	(7)	1
Inventory fair value adjustment related to ISP acquisition	—	28
Change in operating assets and liabilities (a)	(186)	(377)
	239	28
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(117)	(98)
Proceeds from disposal of property, plant and equipment	3	3
Proceeds from sale of operations or equity investments	—	42
Proceeds from sale of available-for-sale securities	—	4
	(114)	(49)
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	2,320	2
Repayment of long-term debt	(2,518)	(57)
Proceeds from/(repayment of) short-term debt	113	(28)
Debt issuance costs	(36)	—
Cash dividends paid	(36)	(27)
Proceeds from exercise of stock options	1	2
Excess tax benefits related to share-based payments	4	3
	(152)	(105)
CASH (USED) PROVIDED BY CONTINUING OPERATIONS	(27)	(126)
Cash used by discontinued operations
Operating cash flows	(31)	(8)
Effect of currency exchange rate changes on cash and cash equivalents	3	(4)
DECREASE IN CASH AND CASH EQUIVALENTS	(55)	(138)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	523	737
CASH AND CASH EQUIVALENTS - END OF PERIOD	$468	$599

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Results of operations for the period ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending September 30, 2013.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation. Additionally, the presentation of the September 30, 2012 Condensed Consolidated Balance Sheet has been revised subsequent to the filing of Ashland’s Annual Report on Form 10-K.
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
New accounting standards
A description of new accounting standards issued during the current year is required in interim financial reporting.  A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
In March 2013, the FASB issued accounting guidance related to a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity (ASC 830 Foreign Currency Matters). This guidance requires that the cumulative translation adjustment associated with a qualifying derecognized subsidiary or group of assets be immediately recognized within the income statement by the parent company. This guidance will become effective for Ashland on October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2013, the FASB issued accounting guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (ASC 220 Comprehensive Income). This guidance sets forth new disclosure requirements for items reclassified from accumulated other comprehensive income by requiring disclosures for both the changes in accumulated other comprehensive income by component and where the significant items reclassified from accumulated other comprehensive income are classified in the Statements of Consolidated Comprehensive Income. This guidance will become effective for Ashland on October 1, 2013 and will require additional disclosure for changes in accumulated other comprehensive income.
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
On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion senior secured credit facility with a group of lenders (Senior Credit Facility).  The Senior Credit Facility was comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition. For additional discussion regarding the subsequent repayment of these debt facilities during the March 2013 quarter, see Note I.
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
Ashland Distribution
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million during 2011.  Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  During the year following the sale of Distribution, certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that did not qualify for discontinued operations accounting classification were reported as costs within the Unallocated and other section of continuing operations for segment reporting purposes and equaled $5 million for the six months ended March 31, 2012.
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
As part of this sale, Ashland received transition service fees for ongoing administrative and other services provided to Nexeo.  Ashland recognized transition service fees of $8 million and $16 million, respectively, during the three and six months ended March 31, 2012, which offset the costs of providing transition services and were classified within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  While the transition service agreements varied in duration depending upon the type of service provided, Ashland implemented plans to reduce costs as the transition services were phased out.
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
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three and six months ended March 31, 2013 and 2012.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2013	2012	2013	2012
(Loss) income from discontinued operations (net of tax)
Distribution	$(2)	$(2)	$(2)	$(3)
Asbestos-related litigation reserves and receivables	—	—	(1)	6
Loss on disposal of discontinued operations (net of tax)
Distribution	—	—	—	(4)
Total loss from discontinued operations (net of tax)	$(2)	$(2)	$(3)	$(1)

NOTE E – RESTRUCTURING ACTIVITIES
Ashland periodically implements corporate restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
Severance costs
During 2011, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to an expanded global joint venture.  In addition, Ashland continues to take action to integrate ISP subsequent to its purchase in August 2011.  As a first step to address cost reduction opportunities resulting from these transactions, Ashland announced a voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, ultimately resulting in 150 employees being formally approved for the VSO.  An involuntary program was also initiated as a further step to capture targeted savings levels from these transactions and other business cost saving initiatives.  The VSO and involuntary program resulted in a severance charge of $34 million during the September 2011 quarter.  The involuntary program continued during 2012 and resulted in an expense of $25 million being recognized within the selling, general and administrative expense caption during the six months ended March 31, 2012.  As of March 31, 2013 and 2012, the remaining restructuring reserve for these programs totaled $18 million and $46 million, respectively.
As of March 31, 2013 and 2012, the remaining $1 million and $6 million, respectively, in restructuring reserves for other previously announced programs consisted of expected future severance payments from the 2009 Hercules Integration Plan, which resulted in 12 permanent facility closings and a reduction in the global workforce of over 2,000 employees from 2008 through 2010 and the 2010 Performance Materials restructuring, which consisted of several plant closings and an operational redesign to eliminate excess capacity.
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

2012 quarter, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility in China.  This project abandonment resulted in a $16 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption during the three and six months ended March 31, 2012.  As of March 31, 2013 and 2012, the remaining restructuring reserve for these programs totaled $9 million and $19 million, respectively.
The following table details, as of March 31, 2013 and 2012, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves for the six months ended March 31, 2013 and 2012.  The severance reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets while facility costs reserves are primarily within other noncurrent liabilities.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2012	$29	$15	$44
Reserve adjustments	1	—	1
Utilization (cash paid or otherwise settled)	(11)	(6)	(17)
Balance at March 31, 2013	$19	$9	$28

Balance as of September 30, 2011	$45	$—	$45
Restructuring reserve	25	20	45
Utilization (cash paid or otherwise settled)	(18)	(1)	(19)
Balance at March 31, 2012	$52	$19	$71
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
The following table summarizes financial asset instruments subject to recurring fair value measurements as of March 31, 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$468	$468	$468	$—	$—
Deferred compensation investments (a)	180	180	54	126	—
Investments of captive insurance company (a)	2	2	2	—	—
Foreign currency derivatives	2	2	—	2	—
Total assets at fair value	$652	$652	$524	$128	$—

Liabilities
Foreign currency derivatives	$4	$4	$—	$4	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2012.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$523	$523	$523	$—	$—
Deferred compensation investments (a)	176	176	56	120	—
Investments of captive insurance company (a)	2	2	2	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$702	$702	$581	$121	$—

Liabilities
Interest rate swap derivatives (b)	$62	$62	$—	$62	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

(b)
Included in accrued expense and other liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These interest rate swap liabilities were terminated during the March 2013 quarter.

Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three and six months ended March 31, 2013 and 2012 within the Statements of Consolidated Comprehensive Income.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2013	2012	2013	2012
Foreign currency derivative (loss) gain	$(2)	$2	$(1)	$3
The following table summarizes the fair values of the outstanding foreign currency derivatives as of March 31, 2013 and September 30, 2012 included in other current assets and trade and other payables of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2013	2012
Foreign currency derivative assets	$2	$1
Notional contract values	76	168

Foreign currency derivative liabilities (a)	$4	$—
Notional contract values	183	35

(a)	Fair values of liabilities of $0 denote values less than $1 million.
Interest rate hedges
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the ISP acquisition. Ashland terminated the interest rate swap agreements in conjunction with the repayment of term loans A and B during the March 2013 quarter, resulting in a charge of $52 million included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2013.
As of September 30, 2012, the notional values of the interest rate swaps associated with term loan A and term loan B equaled $1.4 billion and $650 million, respectively, while the total fair value of the interest rate swaps equaled a liability position of $62 million. Of the $62 million, $22 million was included in the accrued expenses and other liabilities caption and $40 million in the other noncurrent liabilities caption of the Condensed Consolidated Balance Sheets. These instruments qualified for hedge accounting treatment and were designated as cash flow hedges whereby Ashland recorded these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affected net income.  There was no hedge ineffectiveness with these instruments during the three and six months ended March 31, 2012.
The fair value of Ashland’s interest rate swap assets and liabilities were calculated using standard pricing models. These models utilized inputs derived from observable market data such as interest rate spot rates and forward rates, and were deemed to be Level 2 measurements within the fair value hierarchy. Counterparties

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

to these interest rate swap agreements were highly rated financial institutions which Ashland believed carry only a minimal risk of nonperformance.
The following table summarizes the unrealized loss on interest rate hedges recognized in AOCI during the three and six months ended March 31, 2013 and 2012, as well as the loss reclassified from AOCI to the Statements of Consolidated Comprehensive Income, which includes the $52 million of deferred loss related to the interest rate swaps that was reclassified out of AOCI at the time of the termination, during the three and six months ended March 31, 2013 and 2012. The loss reclassified to the Statements of Consolidated Comprehensive Income was recorded in the net interest and other financing expense caption.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2013	2012	2013	2012
Change in unrealized loss in AOCI	$3	$6	$3	$20
Loss reclassified from AOCI to income	60	5	65	10
Other financial instruments
At March 31, 2013 and September 30, 2012, Ashland’s long-term debt had a carrying value of $3,053 million and $3,246 million, respectively, compared to a fair value of $3,253 million and $3,405 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE G – INVENTORIES
Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the weighted-average cost method or the first-in, first-out method.
During the six months ended March 31, 2013, the Specialty Ingredients business incurred a $31 million loss on straight guar, $28 million of which related to a lower of cost or market charge that was recognized within the cost of sales caption on the Statements of Consolidated Comprehensive Income. This charge was due to the identifiable market price of certain guar inventories, which fell below the cost of the product.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2013	2012
Finished products	$657	$675
Raw materials, supplies and work in process	305	376
LIFO reserve	(32)	(43)
	$930	$1,008

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES
Goodwill
In accordance with U.S. GAAP, Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually and when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients, Water Technologies and Consumer Markets segments and the Composite Polymers/Specialty Polymers/Adhesives and Elastomers reporting units within the Performance Materials segment.  Ashland performed its most recent annual goodwill impairment test as of July 1, 2012, and determined at that time that no impairment existed.
The following is a progression of goodwill by segment for the quarter ended March 31, 2013.

	Specialty	Water	Performance	Consumer
(In millions)	Ingredients	Technologies	Materials	Markets	Total
Balance at September 30, 2012	$2,202	$659	$315	$166	$3,342
Currency translation adjustment	(5)	(5)	1	—	(9)
Balance at March 31, 2013	$2,197	$654	$316	$166	$3,333

Other intangible assets
Other intangible assets principally consist of trademarks and trade names, intellectual property, customer relationships, in-process research and development (IPR&D) and sale contracts and those classified as finite are amortized on a straight-line basis over their estimated useful lives.  The cost of definite-lived trademarks and trade names is amortized principally over 4 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years.
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $532 million and $536 million as of March 31, 2013 and September 30, 2012, respectively. The $4 million decrease in indefinite-lived intangible assets resulted from an impairment charge related to certain IPR&D assets associated with the acquisition of ISP. This charge was included in the research and development expense caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2013. In accordance with U.S. GAAP, Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Intangible assets were comprised of the following as of March 31, 2013 and September 30, 2012.

	March 31, 2013
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$535	$(43)	$492
Intellectual property	842	(160)	682
Customer relationships	831	(203)	628
IPR&D	69	—	69
Other intangibles	35	(35)	—
Total intangible assets	$2,312	$(441)	$1,871

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
Amortization expense recognized on intangible assets was $29 million for the three months ended March 31, 2013 and 2012 and $58 million and $59 million for the six months ended March 31, 2013 and 2012, respectively, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Estimated amortization expense for future periods is $115 million in 2013 (includes six months actual and six months estimated), $114 million in 2014, $112 million in 2015, $109 million in 2016 and $108 million in 2017.
NOTE I – DEBT
The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2013	2012
4.750% notes, due 2022	$1,119	$500
3.875% notes, due 2018	700	—
3.000% notes, due 2016	600	—
6.875% notes, due 2043	376	—
Term Loan A, due 2016 (a)	—	1,425
Term Loan B, due 2018 (a)	—	1,036
Accounts receivable securitization	331	300
6.50% junior subordinated notes, due 2029	130	129
Revolving credit facility (a)	85	—
9.125% notes, due 2017	76	76
Other international loans, interest at a weighted-
average rate of 7.0% at March 31, 2013 (5.0% to 10.8%)	65	69
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at March 31, 2013 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	—	20
Other	6	14
Total debt	3,509	3,590
Short-term debt	(456)	(344)
Current portion of long-term debt	(20)	(115)
Long-term debt (less current portion)	$3,033	$3,131

(a)Senior credit facilities.

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

The scheduled aggregate maturities of debt by year are as follows:  $51 million remaining in 2013, $21 million in 2014, $339 million in 2015, $600 million in 2016 and $78 million in 2017.  The borrowing capacity remaining under the $1.2 billion new senior unsecured revolving credit facility was $1,024 million, due to an outstanding balance of $85 million, as well as a reduction of $91 million for letters of credit outstanding at March 31, 2013.
Senior notes refinancing
During the March 2013 quarter, Ashland completed its issuance of senior notes with an aggregate principal amount of $2.3 billion. These senior unsecured notes (senior notes) are comprised of 3.000% senior notes due 2016 ($600 million), 3.875% senior notes due 2018 ($700 million), 4.750% senior notes due 2022 ($625 million) and 6.875% senior notes due 2043 ($375 million). The 2022 notes were issued as additional notes under the existing 2022 notes indenture issued in August 2012 and will have the same terms as the originally issued notes. The 2043 notes were issued at a $1 million premium, while the new 2022 notes were issued at a $6 million discount. In accordance with U.S. GAAP, the premium and discount will be accreted into the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income over the terms of the respective notes.
During the March 2013 quarter, Ashland also entered into a new five-year senior unsecured revolving credit facility in an aggregate amount of $1.2 billion, which replaced the previous $1.0 billion senior secured revolving credit facility established in conjunction with the ISP acquisition on August 23, 2011.
Ashland used the net proceeds from its issuance of the senior notes, along with the initial $85 million borrowing on the senior unsecured revolving credit facility and cash on hand, (i) to pay in full the $1.41 billion outstanding principal of the term loan A facility, (ii) to pay in full the $1.03 billion outstanding principal of the term loan B facility, (iii) to pay $52 million to terminate the interest rate swaps associated with the term loan A and term loan B facilities, (iv) to pay accrued interest, fees and expenses under the prior senior secured credit facility and (v) to pay $36 million in fees and expenses with respect to the issuance of the senior notes and entry into the senior unsecured revolving credit facility. The $52 million charge to terminate the interest rate swaps is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2013. The $36 million of new fees and expense will be amortized proportionately for each tranche of the senior notes and the new senior unsecured revolving credit facility.
As a result of the repayment of term loan A and term loan B and the termination of the senior secured revolving credit facility, Ashland recognized a $47 million charge for the accelerated amortization of previous debt issuance and other costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2013.
Covenant restrictions
The new senior unsecured revolving credit facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments, and other customary limitations.  As of March 31, 2013, Ashland is in compliance with all debt agreement covenant restrictions.

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

Financial covenants
The maximum consolidated leverage ratio permitted under the new senior unsecured revolving credit facility during its entire duration is 3.25.  At March 31, 2013, Ashland’s calculation of the consolidated leverage ratio was 2.6, which is below the maximum consolidated leverage ratio permitted under the new senior unsecured revolving credit facility of 3.25.
The minimum required consolidated interest coverage ratio under the new senior unsecured revolving credit facility during its entire duration is 3.00.  At March 31, 2013, Ashland’s calculation of the interest coverage ratio was 7.0, which exceeds the minimum required consolidated ratio of 3.00.
NOTE J – INCOME TAXES
Current fiscal year
Ashland’s effective tax rate is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 17.9% for the three months ended March 31, 2013 and was impacted by a $33 million tax benefit related to the $99 million charge from interest rate swap terminations and accelerated debt issuance and other costs and a $6 million tax benefit for fiscal year 2012 research and development credits as a result of tax legislation that became effective in the current quarter. These favorable discrete items were partially offset by unfavorable tax discrete adjustments of $13 million, primarily related to recording a reserve for an unrecognized tax benefit associated with a foreign tax audit.
The overall effective tax rate of 21.1% for the six months ended March 31, 2013 includes certain discrete items such as the current quarter discrete items discussed previously, as well as two net discrete tax benefit adjustments of $6 million and $4 million, respectively, related to the reversal of an unrecognized tax benefit and a foreign income tax rate change recorded during the current period.
Prior fiscal year
The overall effective tax rate was 27.4% for the three months ended March 31, 2012 and included net discrete tax benefit adjustments of $5 million primarily related to a state uncertain tax position reserve release and non-taxable income associated with corporate owned life insurance.
The overall effective tax rate of 27.5% for the six months ended March 31, 2012 also included two tax benefits of $8 million and $10 million, respectively, for the $25 million severance and restructuring charge and the $28 million fair value assessment of inventory charge recorded during the prior year period.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2013.

(In millions)
Balance at October 1, 2012	$124
Increases related to positions taken on items from prior years	16
Increases related to positions taken in the current year	3
Lapse of the statute of limitations	(5)
Settlement of uncertain tax positions with tax authorities	(1)
Balance at March 31, 2013	$137

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (continued)

In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $10 million each for both continuing operations and discontinued operations related to statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.
NOTE K – EMPLOYEE BENEFIT PLANS
For the six months ended March 31, 2013, Ashland contributed $57 million to its U.S. pension plans and $9 million to its non-U.S. pension plans.  After completion of its annual update for demographic changes and based on the new provisions of the Moving Ahead for Progress in the 21st Century Act, Ashland now expects to make additional contributions to U.S. plans of approximately $50 million and to the non-U.S. plans of approximately $10 million during the remainder of 2013.  The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2013	2012	2013	2012
Three months ended March 31
Service cost (a)	$11	$9	$1	$1
Interest cost (b)	44	50	2	3
Expected return on plan assets (b)	(60)	(57)	—	—
Amortization of prior service credit (b)	(1)	—	(5)	(4)
	$(6)	$2	$(2)	$—

Six months ended March 31
Service cost (a)	$23	$19	$1	$2
Interest cost (b)	88	99	4	6
Expected return on plan assets (b)	(119)	(114)	—	—
Amortization of prior service credit (b)	(1)	(1)	(11)	(7)
	$(9)	$3	$(6)	$1

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2013	2012	2012	2011	2010
Open claims - beginning of period	66	72	72	83	100
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(1)	(4)	(7)	(12)	(18)
Open claims - end of period	66	69	66	72	83
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2012 quarter, it was determined that the liability for asbestos claims should be increased by $11 million.  Total reserves for asbestos claims were $505 million at March 31, 2013 compared to $522 million at September 30, 2012.
A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2013	2012	2012	2011	2010
Asbestos reserve - beginning of period	$522	$543	$543	$537	$543
Reserve adjustment	—	—	11	41	28
Amounts paid	(17)	(19)	(32)	(35)	(34)
Asbestos reserve - end of period	$505	$524	$522	$543	$537
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 69% of the estimated receivables from insurance companies are expected to be due from domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of March 31, 2013.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.
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
At March 31, 2013, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $416 million, of which $68 million relates to costs previously paid.  Receivables from insurers amounted to $423 million at September 30, 2012.  During the June 2012 quarter, the annual update of the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was completed.  This model update resulted in an additional $19 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2013	2012	2012	2011	2010
Insurance receivable - beginning of period	$423	$431	$431	$421	$422
Receivable adjustment	—	—	19	42	36
Amounts collected	(7)	(17)	(27)	(32)	(37)
Insurance receivable - end of period	$416	$414	$423	$431	$421
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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2013	2012	2012	2011	2010
Open claims - beginning of period	21	21	21	20	21
New claims filed	1	—	1	2	—
Claims dismissed	(1)	—	(1)	(1)	(1)
Open claims - end of period	21	21	21	21	20
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during the June 2012 quarter, it was determined that the liability for Hercules asbestos related claims should be increased by $30 million.  Total reserves for asbestos claims were $306 million at March 31, 2013 compared to $320 million at September 30, 2012.
A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2013	2012	2012	2011	2010
Asbestos reserve - beginning of period	$320	$311	$311	$375	$484
Reserve adjustment (a)	—	—	30	(48)	(93)
Amounts paid	(14)	(11)	(21)	(16)	(16)
Asbestos reserve - end of period	$306	$300	$320	$311	$375

(a)    Includes a reduction of $49 million during 2010 for purchase accounting adjustments as part of the purchase price allocation for the Hercules acquisition.
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, increases in the asbestos reserve are partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of March 31, 2013.
As of March 31, 2013 and September 30, 2012, the receivables from insurers amounted to $55 million and $56 million, respectively.  As previously mentioned, during the June 2012 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update caused a $9 million increase in the receivable for probable insurance recoveries.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2013	2012	2012	2011	2010
Insurance receivable - beginning of period	$56	$48	$48	$68	$118
Receivable adjustment (a)	—	—	9	(20)	(50)
Amounts collected	(1)	(1)	(1)	—	—
Insurance receivable - end of period	$55	$47	$56	$48	$68

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
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2013, such locations included 80 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 146 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC (MAP) in 2005) and about 1,225 service station properties, of which 87 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $211 million at March 31, 2013 compared to $228 million at September 30, 2012, of which $170 million at March 31, 2013 and $187 million at September 30, 2012 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the six months ended March 31, 2013 and 2012.

	Six months ended
	March 31
(In millions)	2013	2012
Reserve - beginning of period	$228	$246
Disbursements, net of cost recoveries	(25)	(21)
Revised obligation estimates and accretion	7	10
Foreign currency translation	1	—
Reserve - end of period	$211	$235
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At March 31, 2013 and September 30, 2012, Ashland’s recorded receivable for these probable insurance recoveries was $25 million and $26 million, respectively.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three and six months ended March 31, 2013 and 2012.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2013	2012	2013	2012
Environmental expense	$3	$4	$5	$8
Accretion	1	1	2	2
Legal expense	1	—	1	1
Total expense	5	5	8	11

Insurance receivable	1	(1)	(1)	(3)
Total expense, net of receivable activity (a)	$6	$4	$7	$8

(a)
Net expense of $2 million for the three and six months ended March 31, 2013 and $2 million and $3 million, respectively, for the three and six months ended March 31, 2012 relates to divested businesses which qualified for treatment as discontinued operations and for which the environmental liabilities were retained by Ashland.  This amount is classified within the loss from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

of future costs for identified sites could be as high as approximately $420 million.  No individual remediation location is significant, as the largest reserve for any site is 12% or less of the remediation reserve.
Insurance settlement
In March 2011, a disruption in the supply of a key raw material for Ashland occurred at a supplier. For a period of time while the raw material was not available from this supplier, an alternative source was used, but at a higher cost to Ashland. During the March 2013 quarter, Ashland finalized its settlement with the insurers and received full payment in the amount of $31 million. The insurance settlement resulted in net gains of $22 million being recognized within the cost of sales caption of the Statements of Consolidated Comprehensive Income during the December 2012 quarter.
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2013 and September 30, 2012.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2013.
NOTE M – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.6 million as of March 31, 2013 compared to 1.0 million at March 31, 2012.  Earnings per share is reported under the treasury stock method.  While certain non-vested stock awards granted prior to January 2010 qualify as participating securities, the effect on earnings per share calculated under the two class method is not significant.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EARNINGS PER SHARE (continued)

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2013	2012	2013	2012
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$55	$90	$157	$150
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	79	78	79	78
Share based awards convertible to common shares	1	2	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	80	80	80	79

EPS from continuing operations
Basic	$0.70	$1.15	$1.99	$1.93
Diluted	0.68	1.13	1.95	1.89
NOTE N – STOCKHOLDERS’ EQUITY ITEMS
Capital stock
Ashland has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to a $400 million share repurchase authorization, approved by the Board of Directors of Ashland in March 2011, of which $329 million is still available at March 31, 2013.  During the three and six months ended March 31, 2013 and 2012, Ashland did not execute any share repurchases.
During the March 2013 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 22.5 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in June, September and December of 2012 and was an increase from the quarterly cash dividend of 17.5 cents per share paid during the first and second quarters of the prior year.
Accumulated other comprehensive income
Components of other comprehensive income recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCKHOLDERS' EQUITY ITEMS (continued)

	2013			2012
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation (loss) gain	$(66)	$—	$(66)	$85	$—	$85
Pension and postretirement obligation adjustment	(6)	3	(3)	—	—	—
Net unrealized gain (loss) on interest rate hedges	57	(22)	35	(1)	—	(1)
Total other comprehensive income (loss)	$(15)	$(19)	$(34)	$84	$—	$84

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation (loss) gain	$(21)	$—	$(21)	$(26)	$—	$(26)
Pension and postretirement obligation adjustment	(12)	5	(7)	—	—	—
Net unrealized gain (loss) on interest rate hedges	62	(24)	38	(10)	4	(6)
Total other comprehensive income (loss)	$29	$(19)	$10	$(36)	$4	$(32)
NOTE O – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $8 million and $7 million for the three months ended March 31, 2013 and 2012, respectively, and $17 million and $13 million for the six months ended March 31, 2013 and 2012, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted for the six months ended March 31, 2013 and 2012 were 0.9 million and 0.7 million, respectively, and there were no SARs granted for the three months ended March 31, 2013 and 2012. As of March 31, 2013, there was $30 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK INCENTIVE PLANS (continued)

employees or directors to vote the shares.  Cash dividends are paid on nonvested stock awards granted prior to January 2010, while dividends on subsequent nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Since January 2010, these instruments have been designated as non-participating securities under U.S. GAAP.  Nonvested stock awards granted for the three and six months ended March 31, 2013 were 6,500, and for the three and six months ended March 31, 2012 were 5,500 and 10,500, respectively.  As of March 31, 2013, there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.3 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer groups and/or internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the six months ended March 31, 2013 and 2012 were 0.1 million and 0.2 million, respectively.  There were no performance shares granted for the three months ended March 31, 2013 and 2012. As of March 31, 2013, there was $15 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 1.9 years.
NOTE P – SEGMENT INFORMATION
Ashland’s businesses are managed along four reporting segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets.
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
Ashland Performance Materials is a global leader in unsaturated polyester resins and epoxy vinyl ester resins, gelcoats, pressure-sensitive and structural adhesives, specialty coatings and elastomers. It also provides metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals joint venture.
Ashland Consumer Markets is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and car-care products. It operates and franchises more than 860 Valvoline Instant Oil ChangeSM centers in the United States. It markets ValvolineTM lubricants and automotive chemicals; MaxLifeTM lubricants for cars with higher mileage engines; NextGenTM motor oil, created with 50-percent

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

recycled, re-refined oil; SynPowerTM synthetic motor oil; Eagle OneTM and Car BriteTM automotive appearance products; and ZerexTM antifreeze.
Unallocated and other generally includes items such as components of pension and other postretirement benefit plan income and expenses (excluding service costs, which are proportionately allocated to the business segments), certain significant company-wide restructuring and integration activities and legacy costs or adjustments that relate to divested businesses that are no longer operated by Ashland.
Segment results
The following table presents various financial information for each segment for the three and six months ended March 31, 2013 and 2012.  Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring activities, such as the current restructuring and integration plans described in Note E, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2013	2012	2013	2012
SALES
Specialty Ingredients	$682	$723	$1,304	$1,351
Water Technologies	424	428	845	876
Performance Materials	374	408	719	787
Consumer Markets	494	520	975	995
	$1,974	$2,079	$3,843	$4,009
OPERATING INCOME (LOSS)
Specialty Ingredients	$87	$115	$159	$186
Water Technologies	10	23	26	45
Performance Materials	21	22	35	55
Consumer Markets	79	57	145	104
Unallocated and other (a)	8	(38)	16	(67)
	$205	$179	$381	$323

(a)	For further information on the quantitative amounts of each component within this segment, see page 50 within Management’s Discussion and Analysis.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), severe weather, natural disasters and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in its most recent Form 10-K (including Item 1A Risk Factors) filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-Q or otherwise except as required by securities or other applicable law.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.
BUSINESS OVERVIEW
Ashland profile
Ashland is a leading, global specialty chemical company that provides products, services and solutions that meet customer needs throughout a variety of industries.  Ashland’s chemistry is used in a wide variety of markets and applications, including architectural coatings, automotive, construction, energy, food and beverage, personal care, pharmaceutical, paper, and water treatment.  With approximately 15,000 employees worldwide, Ashland serves customers in more than 100 countries.
Ashland’s sales generated outside of North America were 48% for the six months ended March 31, 2013 and 2012.  Sales by region expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2013	2012	2013	2012
North America (a)	52%	53%	52%	52%
Europe	28%	27%	28%	28%
Asia Pacific	13%	13%	13%	13%
Latin America & other	7%	7%	7%	7%
	100%	100%	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Business segments
Ashland’s reporting structure is composed of four reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  For further descriptions of each business segment, see the “Results of Operations – Business Segment Review” beginning on page 41.
The contribution to sales by each business segment expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Business Segment	2013	2012	2013	2012
Specialty Ingredients	35%	35%	34%	34%
Water Technologies	21%	20%	22%	22%
Performance Materials	19%	20%	19%	19%
Consumer Markets	25%	25%	25%	25%
	100%	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
During 2013 and other previous periods, the following transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Financing activities
Senior notes refinancing
During the March 2013 quarter, Ashland completed its issuance of senior notes with an aggregate principal amount of $2.3 billion. These senior unsecured notes (senior notes) are comprised of 3.000% senior notes due 2016 ($600 million), 3.875% senior notes due 2018 ($700 million), 4.750% senior notes due 2022 ($625 million) and 6.875% senior notes due 2043 ($375 million). The 2022 notes were issued as additional notes under the existing 2022 notes indenture issued in August 2012 and will have the same terms as the originally issued notes. The 2043 notes were issued at a $1 million premium, while the new 2022 notes were issued at a $6 million discount. In accordance with U.S. GAAP, the premium and discount will be accreted into the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income over the terms of the respective notes.
During the March 2013 quarter, Ashland also entered into a new five-year senior unsecured revolving credit facility in an aggregate amount of $1.2 billion, which replaced the previous $1.0 billion senior secured revolving credit facility established in conjunction with the ISP acquisition on August 23, 2011.
Ashland used the net proceeds from its issuance of the senior notes, along with the initial $85 million borrowing on the senior unsecured revolving credit facility and cash on hand, (i) to pay in full the $1.41 billion outstanding principal of the term loan A facility, (ii) to pay in full the $1.03 billion outstanding principal of the term loan B facility, (iii) to pay $52 million to terminate the interest rate swaps associated with the term loan A and term loan B facilities, (iv) to pay accrued interest, fees and expenses under the prior senior secured credit facility and (v) to pay $36 million in fees and expenses with respect to the issuance of the senior notes and entry into the senior unsecured revolving credit facility. The $52 million charge to terminate the interest rate swaps is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2013. The $36 million of new fees and expense will be amortized proportionately for each tranche of the senior notes and the new senior unsecured revolving credit facility.
As a result of the repayment of term loan A and term loan B and the termination of the senior secured revolving credit facility, Ashland recognized a $47 million charge for the accelerated amortization of previous debt issuance and other costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2013.
9.125% senior notes and 4.750% senior notes
In July 2012, Ashland commenced a tender offer to purchase for cash any and all of the premium $650 million aggregate principal of the 9.125% senior notes. In conjunction with this tender offer, Ashland issued $500 million aggregate principal amount of 4.750% senior unsecured notes due 2022. The proceeds of the new notes, together with available cash, were used to pay the consideration, accrued and unpaid interest and related fees and expenses in connection with Ashland’s cash tender offer of the 9.125% senior notes. At the close of the tender offer, $572 million aggregate principal amount of the 9.125% senior notes was redeemed by Ashland, representing 88% of the 9.125% senior notes. Ashland recognized a $24 million charge for debt issuance costs and original issue discount related to the portion of the 9.125% senior notes that were redeemed early, as well as a $67 million charge related to an early redemption premium payment, both of which are included in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income for the September 2012 quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Under the Sale Agreement, each Originator will transfer, on an ongoing basis, substantially all of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG. Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors through the sale of an undivided interest in such accounts receivable, related assets and collections. The Transfer and Administration Agreement has a term of three years, but is extendable at the discretion of the Investors. Ashland will account for the securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Condensed Consolidated Balance Sheets as accounts receivable. Fundings under the Transfer and Administration Agreement will be repaid as accounts receivable are collected, with new fundings being advanced (through daily reinvestments) as new accounts receivable are originated by the Originators and transferred to CVG, with settlement generally occurring monthly. Ashland continues to classify any borrowings under this facility as a short-term debt instrument within the Condensed Consolidated Balance Sheets. Once sold to CVG, the accounts receivable, related assets and rights to collection described above will be separate and distinct from each Originator’s own assets and will not be available to its creditors should such Originator become insolvent. Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement.
At March 31, 2013, Ashland had drawn all of the $331 million in available funding provided by the $578 million in qualifying accounts receivable transferred by Ashland to CVG. The weighted-average interest rate for this instrument was 1.0% for the six months ended March 31, 2013.
Other financing activities
Ashland’s corporate credit ratings have remained unchanged from those reported in its Form 10-K filed in November 2012.  Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba1, with a stable outlook from both.  Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.  As of March 31, 2013, Ashland’s access to cash has remained largely unchanged since September 30, 2012 with a total of approximately $1.5 billion of liquidity, defined as cash and availability under liquidity facilities.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Distribution divestiture
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million during 2011.  Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  During the year following the sale of Distribution, certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that did not qualify for discontinued operations accounting classification were reported as costs within the Unallocated and other section of continuing operations for segment reporting purposes and equaled $5 million for the six months ended March 31, 2012.
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
As part of this sale, Ashland received transition service fees for ongoing administrative and other services provided to Nexeo.  Ashland recognized transition service fees of $8 million and $16 million, respectively, during the three and six months ended March 31, 2012, which offset the costs of providing transition services and were classified within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  While the transition service agreements varied in duration depending upon the type of service provided, Ashland implemented plans to reduce costs as the transition services were phased out.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Steps to address cost reduction opportunities included Ashland’s announced voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, which ultimately resulted in 150 employees being formally approved for the VSO.  An involuntary program was also initiated in 2011 as a further step to capture targeted saving levels from these transactions and other business cost savings initiatives.  The VSO and involuntary programs resulted in a severance charge of $34 million during the September 2011 quarter.  The involuntary program continued during 2012 and resulted in an expense of $25 million being recognized within the selling, general and administrative expense caption during the six months ended March 31, 2012. As of March 31, 2013, the remaining restructuring reserve for these programs totaled $18 million.
As of March 31, 2013, approximately $75 million of annualized cost savings have been achieved from these cost reduction programs primarily through reductions in supply chain, IT and finance resource groups.  The $40 million original estimated cost savings were principally achieved as of the end of the March 2012 quarter for the Distribution and Casting Solutions stranded costs, while $35 million of the remaining $50 million of synergy savings were achieved through March 31, 2013, with the remaining $15 million expected to be completed during 2013 once full implementation of Ashland’s ERP platform is completed.  Additional charges related to the involuntary program may occur in subsequent periods as they are identified through ongoing internal assessments and efforts to maximize operational efficiencies.
Facility costs
During the March 2012 quarter, Ashland incurred a $20 million lease abandonment charge related to its exit from an office facility that was retained as part of the Hercules acquisition.  The costs related to the reserve will be paid over the remaining lease term through May 2016.  Also during the March 2012 quarter, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility in China.  This project abandonment resulted in a $16 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption during 2012.  As of March 31, 2013, the remaining restructuring reserve for these programs totaled $9 million.
Stock repurchase and annual dividend increase
Ashland has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to a $400 million share repurchase authorization, approved by the Board of Directors of Ashland in March 2011, of which $329 million is still available at March 31, 2013.  During the three and six months ended March 31, 2013 and 2012, Ashland did not execute any share repurchases.
During the March 2013 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 22.5 cents per share to eligible shareholders of record. This amount was also paid for quarterly dividends

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

in June, September, and December of 2012, and was an increase from the quarterly cash dividend of 17.5 cents per share paid during first and second quarters of the prior year.
RESULTS OF OPERATIONS – CONSOLIDATED REVIEW
Use of non-GAAP measures
Ashland has included within this document certain non-GAAP measures which include EBITDA (net income, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization), adjusted EBITDA (EBITDA adjusted for discontinued operations, other income and (expense) and key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable) and adjusted EBITDA margin (adjusted EBITDA, which can include pro forma adjustments, divided by sales).  Such measurements are not prepared in accordance with U.S. GAAP and as related to pro forma adjustments, contain Ashland’s best estimates of cost allocations and shared resource costs.  Management believes the use of non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods.  The non-GAAP information provided is used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies.  EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and business segment basis.  Adjusted EBITDA generally includes adjustments for unusual, non-operational or restructuring-related activities.  In addition, certain financial covenants related to Ashland’s senior credit facility are based on similar non-GAAP measures and are defined further in the sections that reference this metric.
Ashland has included free cash flow as an additional non-GAAP metric of cash flow generation.  Ashland believes free cash flow is relevant because capital expenditures are an important element of Ashland’s ongoing cash activities.  By deducting capital expenditures from operating cash flows, Ashland is able to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Prior to 2013, Ashland deducted dividends from this calculation but has discontinued this deduction to be more reflective of the broader industry’s definition of the term free cash flow.
Consolidated review
Net income
Current Quarter - Ashland’s net income amounted to $53 million and $88 million for the three months ended March 31, 2013 and 2012, respectively, or $0.66 and $1.10 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $55 million and $90 million for the three months ended March 31, 2013 and 2012, respectively, or $0.68 and $1.13 per diluted earnings per share, respectively.  Operating income was $205 million and $179 million for the three months ended March 31, 2013 and 2012, respectively.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $145 million and $56 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in interest expense during the current quarter compared to the prior year quarter was primarily due to a $47 million charge for the accelerated amortization of debt issuance and other costs resulting from the repayment of the prior senior secured credit facility during the current quarter, as well as a $52 million charge resulting from the termination of the interest rate swap agreements associated with the prior senior secured credit agreement.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The effective income tax expense rates of 17.9% and 27.4% for the three months ended March 31, 2013 and 2012, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in expense of $2 million for the three months ended March 31, 2013 and 2012.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Year-to-Date - Ashland’s net income amounted to $154 million and $149 million for the six months ended March 31, 2013 and 2012, respectively, or $1.92 and $1.87 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $157 million and $150 million for the six months ended March 31, 2013 and 2012, respectively, or $1.95 and $1.89 per diluted earnings per share, respectively.  Operating income was $381 million and $323 million for the six months ended March 31, 2013 and 2012, respectively.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $189 million and $113 million for the six months ended March 31, 2013 and 2012, respectively.  The increase in interest expense during the current period compared to the prior year period was primarily due to a $47 million charge for the accelerated amortization of debt issuance and other costs resulting from the repayment of the prior senior secured credit facility during the March 2013 quarter, as well as a $52 million charge resulting from the termination of the interest rate swap agreements associated with the prior senior secured credit agreement.
The effective income tax expense rates of 21.1% and 27.5% for the six months ended March 31, 2013 and 2012, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in expense of $3 million and $1 million for the six months ended March 31, 2013 and 2012, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Current Quarter - Operating income amounted to $205 million and $179 million for the three months ended March 31, 2013 and 2012, respectively. The current quarter included an $11 million restructuring charge associated with certain cost structure initiatives within the Water Technologies business, as well as $6 million of other restructuring and ISP integration costs. The current quarter also included a $4 million impairment charge related to certain in-process research and development (IPR&D) assets associated with the acquisition of ISP. The prior year quarter included a $20 million lease abandonment charge related to the closure of a corporate facility, as part of Ashland’s ongoing stranded cost reduction programs, as well as a $16 million charge related to the abandonment of a construction project for a multi-purpose facility in China. The prior year quarter also included $4 million of ISP integration costs and a noncash charge of $4 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition.
Operating income for the three months ended March 31, 2013 and 2012 included depreciation and amortization of $104 million and $107 million (which excluded accelerated depreciation of $1 million for the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

three months ended March 31, 2012). EBITDA totaled $314 million and $285 million for the three months ended March 31, 2013 and 2012, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	Three months ended
	March 31
(In millions)	2013	2012
Net income	$53	$88
Income tax expense	12	34
Net interest and other financing expense	145	56
Depreciation and amortization (a)	104	107
EBITDA	314	285
Loss from discontinued operations (net of income taxes)	2	2
Impairment of IPR&D assets	4	—
Foreign tax assessment	2	—
Restructuring and other integration costs	17	37
Inventory fair value adjustment	—	4
Accelerated depreciation	—	1
Adjusted EBITDA	$339	$329

(a)Excludes $1 million of accelerated depreciation for the three months ended March 31, 2012.
Year-to-Date - Operating income amounted to $381 million and $323 million for the six months ended March 31, 2013 and 2012, respectively. The current period included an $11 million restructuring charge associated with cost structure initiatives within the Water Technologies business, $14 million of other restructuring and ISP integration costs, a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim.  The current period also included a $4 million impairment charge related to certain IPR&D assets associated with the acquisition of ISP. The prior year period included a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition, a $20 million lease abandonment charge related to the closure of a corporate facility, $4 million of ISP integration costs, a $16 million charge related to the abandonment of a construction project for a multi-purpose facility in China, as well as $25 million for restructuring and integration charges from Ashland’s ongoing stranded cost and ISP integration programs.
Operating income for the six months ended March 31, 2013 and 2012 included depreciation and amortization of $210 million and $211 million (which excludes accelerated depreciation of $2 million and $1 million for the six months ended March 31, 2013 and 2012, respectively). EBITDA totaled $595 million and $530 million for the six months ended March 31, 2013 and 2012, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2013	2012
Net income	$154	$149
Income tax expense	42	57
Net interest and other financing expense	189	113
Depreciation and amortization (a)	210	211
EBITDA	595	530
Loss from discontinued operations (net of income taxes)	3	1
Insurance settlement	(22)	—
Impairment of IPR&D assets	4	—
Foreign tax assessment	2	—
Restructuring and other integration costs	23	65
Net loss on acquisitions and divestitures	—	4
Inventory fair value adjustment	—	28
Accelerated depreciation	2	1
Adjusted EBITDA	$607	$629

(a)Excludes $2 million and $1 million of accelerated depreciation for the six months ended March 31, 2013 and 2012, respectively.
Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three and six months ended March 31, 2013 and 2012.

	Three months ended March 31			Six months ended March 31
(In millions)	2013	2012	Change	2013	2012	Change
Sales	$1,974	$2,079	$(105)	$3,843	$4,009	$(166)
Current Quarter - Sales for the current quarter decreased $105 million, or 5%, compared to the prior year quarter primarily as a result of pricing decreases and lower volumes, which decreased sales by $40 million and $57 million, respectively.  The sale of Ashland’s Synlubes and PVAc businesses reduced sales by a combined $4 million. Changes in mix of product and unfavorable currency combined to decrease sales by $4 million.
Year-to-Date - Sales for the current period decreased $166 million, or 4%, compared to the prior year period primarily as a result of pricing decreases and lower volumes, which decreased sales by $52 million and $56 million, respectively.  The sale of Ashland’s Synlubes and PVAc businesses reduced sales by a combined $32 million, while unfavorable currency decreased sales by $26 million.

	Three months ended March 31			Six months ended March 31
(In millions)	2013	2012	Change	2013	2012	Change
Cost of sales	$1,406	$1,504	$(98)	$2,738	$2,912	$(174)
Gross profit as a percent of sales	28.8%	27.7%		28.8%	27.4%
Current Quarter - Cost of sales for the current quarter decreased $98 million, or 7%, compared to the prior year quarter primarily due to lower raw material costs resulting in decreased cost of sales of $36 million, or 2%, in addition to lower volumes resulting in a decrease of $38 million, or 3%. The sale of Ashland’s Synlubes and PVAc businesses caused a combined decrease of $1 million, while change in product mix and currency exchange caused decreases of $16 million and $3 million, respectively.  The prior year quarter included a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

noncash charge of $4 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition.
Year-to-Date - Cost of sales for the current period decreased $174 million, or 6%, compared to the prior year period primarily due to lower raw material costs resulting in decreased cost of sales of $55 million, or 2%, in addition to lower volumes resulting in a decrease of $38 million, or 1%. The sale of Ashland’s Synlubes and PVAc businesses caused a combined decrease of $25 million, or 1%. Currency exchange rates caused a decrease of $16 million, or 1%, while change in product mix caused a decrease of $23 million, or 1%.  The current period also included a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim and accelerated depreciation of $2 million related to plant closure costs. The prior year period included a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition.

	Three months ended March 31			Six months ended March 31
(In millions)	2013	2012	Change	2013	2012	Change
Selling, general and administrative
expense	$342	$381	$(39)	$685	$743	$(58)
As a percent of sales	17.3%	18.3%		17.8%	18.5%
Current Quarter - Selling, general and administrative expenses for the current quarter decreased 10% compared to the prior year quarter, and expenses as a percent of sales decreased 1.0 percentage point.  The current and prior year quarter included expense of $17 million and $37 million, respectively, for severance, restructuring and integration charges. The remaining decline during the current quarter primarily resulted from decreased expense of $5 million for salaries, benefits and incentive compensation, in addition to a $5 million increase in pension and other postretirement net periodic income.
Year-to-Date - Selling, general and administrative expenses for the current period decreased 8% compared to the prior year period, and expenses as a percent of sales decreased 0.7 percentage points.  The current and prior year period included expense of $23 million and $65 million, respectively, for severance, restructuring and integration charges. The remaining decline during the current period primarily resulted from a $14 million increase in pension and other postretirement net periodic income.

	Three months ended March 31			Six months ended March 31
(In millions)	2013	2012	Change	2013	2012	Change
Research and development expense	$39	$31	$8	$71	$61	$10
Current Quarter - Research and development expense increased $8 million compared to the prior year quarter due to a $4 million impairment charge related to certain IPR&D assets associated with the acquisition of ISP, in addition to an overall increase in activity across all business segments.
Year-to-Date - Research and development expense increased $10 million compared to the prior year period primarily due to a $4 million impairment charge related to certain IPR&D assets associated with the acquisition of ISP, in addition to an overall increase in activity across all business segments.

	Three months ended March 31			Six months ended March 31
(In millions)	2013	2012	Change	2013	2012	Change
Equity and other income
Equity income	$9	$7	$2	$14	$14	$—
Other income	9	9	—	18	16	2
	$18	$16	$2	$32	$30	$2

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended March 31			Six months ended March 31
(In millions)	2013	2012	Change	2013	2012	Change
Net interest and other financing
(expense) income
Interest expense	$143	$57	$86	$186	$114	$72
Interest income	(1)	(3)	2	(2)	(5)	3
Other financing costs	3	2	1	5	4	1
	$145	$56	$89	$189	$113	$76
Current Quarter - The increase in interest expense and other financing costs of $89 million in the current quarter compared to the prior year quarter was primarily due to a $47 million charge for the accelerated amortization of debt issuance and other costs resulting from the repayment of the prior senior secured credit facility, as well as a $52 million charge resulting from the termination of the interest rate swap agreements associated with the prior senior secured credit agreement.  Excluding these charges, the decrease in interest expense was due to a lower weighted-average interest rate during the current quarter, primarily resulting from Ashland’s repayment of $572 million aggregate principal 9.125% senior notes during the September 2012 quarter.
Year-to-Date - The increase in interest expense and other financing costs of $76 million in the current period compared to the prior year period was primarily due to a $47 million charge for the accelerated amortization of debt issuance and other costs resulting from the repayment of the prior senior secured credit facility, as well as a $52 million charge resulting from the termination of the interest rate swap agreements associated with the prior senior secured credit agreement.  Excluding these charges, the decrease in interest expense was due to a lower weighted-average interest rate during the current period, primarily resulting from Ashland’s repayment of $572 million aggregate principal 9.125% senior notes during the September 2012 quarter.

	Three months ended March 31			Six months ended March 31
(In millions)	2013	2012	Change	2013	2012	Change
Net (loss) gain on acquisitions
and divestitures
PVAc divestiture	$—	$2	$(2)	$—	$2	$(2)
ISP acquisition transaction costs	—	—	—	—	(2)	2
MAP Transaction adjustments	7	(1)	8	7	(3)	10
	$7	$1	$6	$7	$(3)	$10
Current Quarter - The net gain on acquisitions and divestitures in the current quarter resulted from subsequent tax adjustments related to the MAP Transaction for certain state tax attributes. The net gain on acquisitions and divestitures in the prior year quarter included the gain resulting from the sale of Ashland’s PVAc business, as well as subsequent adjustments related to the MAP Transaction.
Year-to-Date - In addition to the items noted in the quarterly discussion above, the net loss on acquisitions and divestitures during the prior year period included ISP transaction costs of $2 million, as well as additional subsequent adjustments related to the MAP Transaction.

	Three months ended March 31			Six months ended March 31
(In millions)	2013	2012	Change	2013	2012	Change
Income tax expense	$12	$34	$(22)	$42	$57	$(15)
Effective tax rate	17.9%	27.4%		21.1%	27.5%
Current Quarter - The overall effective tax rate was 17.9% for the current quarter and was impacted by a $33 million tax benefit related to the $99 million charge from interest rate swap terminations and accelerated debt

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

issuance and other costs and a $6 million tax benefit for fiscal year 2012 research and development credits as a result of tax legislation that became effective during the current quarter. These favorable items were partially offset by discrete unfavorable tax adjustments of $13 million, primarily related to the recording of a reserve for an unrecognized tax benefit associated with a foreign tax audit.  The overall effective tax rate of 27.4% for the prior year quarter included net discrete tax benefit adjustments of $5 million primarily related to a state uncertain tax positions reserve release and non-taxable income associated with corporate owned life insurance.
Year-to-Date - The overall effective tax rate was 21.1% for the current period and includes certain discrete items such as the current quarter discrete items discussed previously, as well as favorable adjustments of $6 million and $4 million, respectively, related to the reversal of an unrecognized tax benefit and a foreign income tax rate change.  The overall effective tax rate of 27.5% for the prior year period included the prior year quarter discrete items discussed previously, as well as discrete tax benefits of $8 million and $10 million, respectively, for the $25 million severance and restructuring charge and the $28 million fair value assessment of inventory charge recorded during the prior year period.
The American Taxpayer Relief Act of 2012 will have a net favorable impact on Ashland’s 2013 effective tax rate and resulted in recording research and development tax credits in the current quarter. In addition, there could be other significant adjustments to Ashland’s 2013 effective tax rate related to international restructuring activities and ISP integration. Ashland currently estimates the effective tax rate for 2013 to be in the 25%-27% range, excluding discrete items.

	Three months ended March 31			Six months ended March 31
(In millions)	2013	2012	Change	2013	2012	Change
(Loss) income from discontinued
operations (net of income taxes)
Distribution	$(2)	$(2)	$—	$(2)	$(7)	$5
Asbestos-related litigation reserves	—	—	—	(1)	6	(7)
	$(2)	$(2)	$—	$(3)	$(1)	$(2)

Current Quarter - The current and prior year quarter results each included expense of $2 million related to subsequent tax and environmental reserve adjustments related to the sale of Distribution. See Notes C and D of Notes to Condensed Consolidated Financial Statements for further information.
Year-to-Date - The current and prior year period results included expense of $2 million and $7 million, respectively, related to subsequent tax and environmental reserve adjustments related to the sale of Distribution. The current and prior year periods also included net adjustments to the asbestos reserve and receivables of $1 million in expense and $6 million in income, respectively.  See Notes C, D and L of Notes to Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW
As previously discussed, Ashland’s businesses are managed along four industry segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets. Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring and integration activities, such as certain restructuring plans described in Note E of Notes to Condensed Consolidated Financial Statements, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
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
The following table shows sales, operating income and statistical operating information by business segment for the three and six months ended March 31, 2013 and 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2013	2012	2013	2012
Sales
Specialty Ingredients	$682	$723	$1,304	$1,351
Water Technologies	424	428	845	876
Performance Materials	374	408	719	787
Consumer Markets	494	520	975	995
	$1,974	$2,079	$3,843	$4,009
Operating income (loss)
Specialty Ingredients	$87	$115	$159	$186
Water Technologies	10	23	26	45
Performance Materials	21	22	35	55
Consumer Markets	79	57	145	104
Unallocated and other	8	(38)	16	(67)
	$205	$179	$381	$323
Depreciation and amortization
Specialty Ingredients	$65	$67	$131	$132
Water Technologies	18	18	36	37
Performance Materials	12	13	28	25
Consumer Markets	9	9	17	18
Unallocated and other	—	1	—	—
	$104	$108	$212	$212
Operating information
Specialty Ingredients
Sales per shipping day	$10.8	$11.3	$10.4	$10.8
Metric tons sold (thousands)	100.7	104.6	189.6	194.6
Gross profit as a percent of sales (a)	30.5%	32.9%	30.7%	31.4%
Water Technologies
Sales per shipping day	$6.7	$6.7	$6.8	$7.0
Gross profit as a percent of sales (a)	33.3%	32.1%	33.3%	31.4%
Performance Materials
Sales per shipping day	$5.9	$6.4	$5.7	$6.3
Metric tons sold (thousands)	131.5	140.5	256.1	277.9
Gross profit as a percent of sales (a)	14.6%	14.6%	15.1%	16.8%
Consumer Markets
Lubricant sales gallons	39.2	40.7	76.4	77.4
Premium lubricants (percent of U.S. branded volumes)	34.2%	30.4%	33.5%	29.9%
Gross profit as a percent of sales (a)	31.9%	26.4%	31.0%	25.9%

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

March 2013 quarter compared to March 2012 quarter
Specialty Ingredients’ sales decreased to $682 million in the current quarter compared to $723 million in the prior year quarter, primarily as a result of lower volume, which decreased sales $27 million, or 4%, during the current quarter as metric tons sold decreased to 100.7 thousand. Lower pricing decreased sales $17 million, or 2%, while favorable currency exchange and mix of product sold increased sales by $2 million and $1 million, respectively.
Gross profit during the current quarter decreased $30 million compared to the prior year quarter. The prior year quarter included a noncash charge of $4 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition. Increased raw material costs and lower prices resulted in gross profit decline of $33 million, while lower volume decreased gross profit by $15 million. Changes in product mix increased gross profit by $14 million.  In total, gross profit margin during the current quarter decreased 2.4 percentage points to 30.5% compared to the prior year quarter.
During the current quarter, Specialty Ingredients continued to experience a decline in profitability related to certain guar products within the energy market, as gross profit for these products declined by $30 million compared to the prior year quarter. This was primarily attributable to the remaining straight guar inventory that was written down to market value during the first quarter of 2013 and subsequently sold during the current quarter for a nominal loss. Profitability within this product line is expected to return to more normal levels for the remainder of 2013.
Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) remained consistent during the current quarter as compared to the prior year quarter. The current quarter included a $4 million impairment charge related to certain IPR&D assets associated with the acquisition of ISP. This increase was offset by lower salaries, benefits and incentive compensation expense, as well as decreased resource allocation charges.  Equity and other income increased $2 million in the current quarter compared to the prior year quarter.
Operating income totaled $87 million for the current quarter compared to $115 million in the prior year quarter.  EBITDA decreased $30 million to $152 million in the current quarter, while adjusted EBITDA decreased $30 million to $156 million in the current quarter.  Adjusted EBITDA margin decreased 2.8 percentage points in the current quarter to 22.9%.
Fiscal 2013 year-to-date compared to fiscal 2012 year-to-date
Specialty Ingredients’ sales decreased to $1,304 million in the current period compared to $1,351 million in the prior year period, primarily as a result of lower volume, which decreased sales $35 million, or 3%, during the current period as metric tons sold decreased to 189.6 thousand. Lower pricing and unfavorable currency decreased sales by $6 million and $7 million, respectively, while mix of product sold increased sales by $1 million.
Gross profit during the current period decreased $23 million compared to the prior year period. The current period included a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim. The prior year period included a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition. Increased raw material costs and lower prices resulted in gross profit decline of $41 million, while lower volume decreased gross profit by $18 million. Changes in product mix increased gross profit by $22 million, while unfavorable currency exchange decreased gross profit by $5 million.  In total, gross profit margin during the current period decreased 0.7 percentage points to 30.7% compared to the prior year period.
During the current period, Specialty Ingredients experienced a significant decline in sales and profitability related to certain guar products within the energy market, as gross profit for these products declined by $68 million compared to the prior year period. This was primarily attributable to the $31 million loss on straight

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

guar, as well as lower sales volume and decreased gross profit margins for these products. Profitability within this product line is expected to return to more normal levels for the remainder of 2013.
Selling, general and administrative expenses increased $7 million during the current period as compared to the prior year period, primarily due to increased research and development expense of $5 million, which included a $4 million impairment charge related to certain IPR&D assets associated with the acquisition of ISP.  Equity and other income increased $3 million in the current period compared to the prior year period.
Operating income totaled $159 million for the current period compared to $186 million in the prior year period.  EBITDA decreased $28 million to $290 million in the current period, while adjusted EBITDA decreased $74 million to $272 million in the current period.  Adjusted EBITDA margin decreased 4.7 percentage points in the current period to 20.9%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and adjusted EBITDA presentation for the three and six months ended March 31, 2013 and 2012 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The $4 million adjustment in the current quarter and period relates to an impairment charge related to certain IPR&D assets associated with the acquisition of ISP. The $22 million adjustment in the current period relates to a gain resulting from Ashland’s settlement of an insurance claim. The inventory fair value adjustments of $4 million and $28 million in the prior year quarter and period relate to the portion of acquired inventory sold during each period that was recorded at fair value in conjunction with the acquisition of ISP.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2013	2012	2013	2012
Operating income	$87	$115	$159	$186
Depreciation and amortization	65	67	131	132
EBITDA	152	182	290	318
Insurance settlement	—	—	(22)	—
Inventory fair value adjustment	—	4	—	28
Impairment of IPR&D assets	4	—	4	—
Adjusted EBITDA	$156	$186	$272	$346
Water Technologies
Water Technologies is a leading specialty chemicals supplier of process, utility and functional chemistries globally. It offers products and equipment technologies designed to help customers improve operational efficiencies, enhance product quality, protect plant assets and minimize environmental impact.
During the March 2013 quarter, Water Technologies announced a business reorganization to improve the focus on its two key business units, Paper Chemicals and Water Treatment, by forming separate global sales organizations for each business.  The new organizations will help improve service to both the Paper Chemical and Water Treatment customers.  The redesign project will also modify some of the key processes in each business, leading to improved efficiency, reduced complexity and increased agility, all of which are focused on improving Water Technologies’ responsiveness to changes in the market. As part of this reorganization, Ashland expects to eliminate approximately $20 million of annualized selling, general and administrative costs globally in order to achieve full run-rate savings by July 1, 2013.  As a result of this reorganization, Ashland recorded a $13 million restructuring charge in the current quarter of which $11 million was within the business.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
March 2013 quarter compared to March 2012 quarter
Water Technologies’ sales decreased to $424 million in the current quarter compared to $428 million in the prior year quarter.  The sale of Synlubes and other divested businesses resulted in decreased sales of $4 million, or 1%, while unfavorable currency exchange decreased sales an additional $3 million, or 1%. Volume increased sales by $6 million, while pricing decreased sales by $3 million.
Gross profit increased $4 million in the current quarter compared to the prior year quarter.  Cost reductions resulted in increased gross profit of $7 million. The sale of Synlubes and other divested businesses resulted in gross profit decline of $2 million, while unfavorable currency exchange reduced gross profit an additional $1 million.  In total, gross profit margin during the current quarter increased 1.2 percentage points to 33.3% compared to the prior year quarter, primarily as a result of cost reductions.
Selling, general and administrative expenses increased $16 million, or 14%, during the current quarter as compared to the prior year quarter, primarily as a result of the current quarter’s $11 million restructuring charge associated with certain cost structure initiatives within the business. Higher selling and marketing expense also resulted in increased expense of $4 million in the current quarter compared to the prior year quarter. Equity and other income decreased $2 million in the current quarter compared to the prior year quarter.
Operating income totaled $10 million during the current quarter compared to $23 million during the prior year quarter.  EBITDA decreased $13 million to $28 million, while adjusted EBITDA remained consistent at $39 million in the current and prior year quarters. Adjusted EBITDA margin increased 0.1 percentage points in the current quarter to 9.2%.
Fiscal 2013 year-to-date compared to fiscal 2012 year-to-date
Water Technologies’ sales decreased to $845 million in the current period compared to $876 million in the prior year period.  The sale of Synlubes and other divested businesses resulted in decreased sales of $21 million, or 2%, while unfavorable currency exchange decreased sales an additional $14 million, or 2%. Volume increased sales by $9 million, while pricing decreased sales by $5 million.
Gross profit increased $6 million in the current period compared to the prior year period.  Cost reductions resulted in increased gross profit of $14 million, while increased volumes resulted in a $2 million increase. The sale of Synlubes and other divested businesses resulted in gross profit decline of $6 million, while unfavorable currency exchange reduced gross profit an additional $4 million.  In total, gross profit margin during the current period increased 1.9 percentage points to 33.3% compared to the prior year period, primarily as a result of cost reductions.
Selling, general and administrative expenses increased $24 million, or 10%, during the current period as compared to the prior year period, primarily as a result of the current period’s $11 million restructuring charge associated with certain cost structure initiatives within the business. Higher selling and marketing expense also resulted in increased expense of $11 million in the current period compared to the prior year period. Equity and other income decreased $1 million in the current period compared to the prior year period.
Operating income totaled $26 million during the current period compared to $45 million during the prior year period.  EBITDA decreased $20 million to $62 million, while adjusted EBITDA decreased $7 million in the current period to $73 million. Adjusted EBITDA margin decreased 0.5 percentage points in the current period to 8.6%.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three and six months ended March 31, 2013 and 2012 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Water Technologies.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2013	2012	2013	2012
Operating income	$10	$23	$26	$45
Depreciation and amortization	18	18	36	37
EBITDA	28	41	62	82
Severance	11	(2)	11	(2)
Adjusted EBITDA	$39	$39	$73	$80
Performance Materials
Performance Materials is a global leader in unsaturated polyester resins and epoxy vinyl ester resins, gelcoats, pressure-sensitive and structural adhesives, specialty coatings and elastomers. It also provides metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals joint venture.
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
March 2013 quarter compared to March 2012 quarter
Performance Materials’ sales decreased to $374 million in the current quarter compared to $408 million in the prior year quarter.  Volume decreased sales by $27 million, excluding acquisitions and divestitures, while lower product pricing decreased sales $2 million. Change in product mix decreased sales $4 million, or 1%, while unfavorable currency exchange decreased sales an additional $1 million.
Gross profit decreased $5 million in the current quarter compared to the prior year quarter.  Lower volume reduced gross profit by $4 million, while pricing reduced gross profit by $1 million.  In total, gross profit margin during the current quarter remained consistent with the prior year quarter at 14.6%.
Selling, general and administrative expenses decreased $2 million during the current quarter compared to the prior year quarter, primarily as a result of lower incentive compensation expense.  Equity and other income increased $2 million during the current quarter compared to the prior year quarter, due to a gain on disposal of certain plant assets.
Operating income totaled $21 million in the current quarter compared to $22 million in the prior year quarter.  EBITDA decreased $2 million to $33 million in the current quarter, while EBITDA margin increased 0.2 percentage points in the current quarter to 8.8%. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal 2013 year-to-date compared to fiscal 2012 year-to-date
Performance Materials’ sales decreased to $719 million in the current period compared to $787 million in the prior year period.  Volume decreased sales by $26 million, excluding acquisitions and divestitures, while lower product pricing decreased sales $17 million, or 2%. Change in product mix and unfavorable currency each decreased sales $7 million, or 1%.  In addition, the sale of Ashland’s PVAc business reduced sales $11 million, or 1%.
Gross profit decreased $24 million in the current period compared to the prior year period. The current period included accelerated depreciation charges of $2 million related to plant closures. These charges were incurred as part of the ongoing stranded cost and ISP integration programs.  Pricing reduced gross profit by $14 million, while volume and changes in product mix each reduced gross profit by $3 million. The sale of Ashland’s PVAc business decreased gross profit by $2 million.  In total, gross profit margin during the current period decreased 1.7 percentage points to 15.1%, as compared to the prior year period, primarily as a result of pricing decreases in the Elastomers line of business.
Selling, general and administrative expenses decreased $4 million during the current period compared to the prior year period, primarily due to decreased incentive compensation and bad debt expense.
Operating income totaled $35 million in the current period compared to $55 million in the prior year period.  EBITDA decreased $19 million to $61 million in the current period, while adjusted EBITDA decreased $17 million to $63 million in the current period.  Adjusted EBITDA margin decreased 1.4 percentage points in the current period to 8.8%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and adjusted EBITDA presentation for the three and six months ended March 31, 2013 and 2012 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2013	2012	2013	2012
Operating income	$21	$22	$35	$55
Depreciation and amortization (a)	12	13	26	25
EBITDA	33	35	61	80
Accelerated depreciation and other plant closure costs	—	—	2	—
Adjusted EBITDA	$33	$35	$63	$80

(a)Excludes $2 million of accelerated depreciation for the six months ended March 31, 2013.
Consumer Markets
Consumer Markets is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and car-care products. It operates and franchises more than 860 Valvoline Instant Oil ChangeSM centers in the United States. It markets ValvolineTM lubricants and automotive chemicals; MaxLifeTM lubricants for cars with higher mileage engines; NextGenTM motor oil, created with 50-percent recycled, re-refined oil; SynPowerTM synthetic motor oil; Eagle OneTM and Car BriteTM automotive appearance products; and ZerexTM antifreeze.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

March 2013 quarter compared to March 2012 quarter
Consumer Markets’ sales decreased to $494 million in the current quarter compared to $520 million in the prior year quarter. Lower product pricing decreased sales by $19 million, or 4%.  Volume decreased sales by $9 million, or 2%, in the current quarter as lubricant gallons sold declined to 39.2 million gallons during the current quarter. Changes in product mix increased sales by $2 million.
Gross profit increased $20 million during the current quarter compared to the prior year quarter. Pricing increased gross profit $19 million, primarily due to raw material cost declines, while changes in product mix increased gross profit $1 million.  In total, gross profit margin increased 5.5 percentage points to 31.9%.
Selling, general and administrative expenses decreased $1 million, or 1%, during the current quarter as compared to the prior year quarter, while equity and other income increased $1 million during the current quarter.
Operating income totaled $79 million in the current quarter as compared to $57 million in the prior year quarter.  EBITDA increased $22 million to $88 million in the current quarter, while EBITDA margin increased 5.1 percentage points to 17.8% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
Fiscal 2013 year-to-date compared to fiscal 2012 year-to-date
Consumer Markets’ sales decreased to $975 million in the current period compared to $995 million in the prior year period.  Lower product pricing decreased sales by $25 million, or 3%. Volume decreased sales by $3 million in the current period as lubricant gallons sold declined to 76.4 million gallons during the current period. Changes in product mix increased sales by $7 million, or 1%, while favorable currency exchange increased sales an additional $1 million.
Gross profit increased $45 million during the current period compared to the prior year period. Pricing increased gross profit $39 million, primarily due to raw material cost declines, while changes in product mix and favorable currency exchange increased gross profit $4 million and $2 million, respectively.  In total, gross profit margin increased 5.1 percentage points to 31.0%.
Selling, general and administrative expenses increased $5 million, or 3%, during the current period as compared to the prior year period, primarily as a result of higher salaries, benefits and incentive compensation expense. Equity and other income increased $1 million during the current period compared to the prior year period.
Operating income totaled $145 million in the current period as compared to $104 million in the prior year period.  EBITDA increased $40 million to $162 million in the current period, while EBITDA margin increased 4.3 percentage points to 16.6% in the current period.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year periods.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2013 and 2012 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Markets.  There were no unusual or key items that affected comparability for adjusted EBITDA during the current and prior year quarters.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2013	2012	2013	2012
Operating income	$79	$57	$145	$104
Depreciation and amortization	9	9	17	18
EBITDA	$88	$66	$162	$122

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Unallocated and other
Unallocated and other recorded income of $8 million and expense of $38 million for the three months ended March 31, 2013 and 2012, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to business segments.  These include interest cost, expected return on assets and amortization of prior service cost as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to business segments.  These items resulted in income during the current quarter and prior year quarter of $20 million and $8 million, respectively. The increase in the current quarter is primarily a result of lower discount rates, which has reduced interest costs during 2013. Unallocated costs for the current quarter also included expense of $6 million related to other ISP integration activities and stranded costs from divestitures. Other significant costs for the prior year quarter included $40 million from restructuring activities, resulting from a $20 million lease abandonment charge associated with Ashland’s closure of a corporate facility, a $16 million charge related to the abandonment of a construction project for a multi-purpose facility in China and $4 million related to other ISP integration activities.
Unallocated and other recorded income of $16 million and expense of $67 million for the six months ended March 31, 2013 and 2012, respectively.  Pension and other postretirement plans resulted in income during the current period and prior year period of $39 million and $17 million, respectively. The increase in the current period is primarily a result of lower discount rates, which has reduced interest costs during 2013. The current period and prior year period also included expense of $12 million and $14 million, respectively, related to other ISP integration activities and stranded costs from divestitures. Other significant costs for the prior year period primarily related to $78 million in restructuring and other integration costs, resulting from the $20 million and $16 million charges described above, as well as severance charges of $28 million associated with Ashland’s involuntary program and the ongoing ISP integration.
The following table presents the primary income and expense components for the three and six months ended March 31, 2013 and 2012.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2013	2012	2013	2012
Pension and other postretirement net periodic income
(excluding service cost)	$20	$8	$39	$17
Restructuring activities (includes severance, integration
and stranded divestiture costs)	(6)	(40)	(12)	(78)
Other expense	(6)	(6)	(11)	(6)
Total unallocated cost	$8	$(38)	$16	$(67)
FINANCIAL POSITION
Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the six months ended March 31, 2013 and 2012.  Ashland had $468 million in cash and cash equivalents as of March 31, 2013, of which $349 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes may need to be accrued and paid depending upon the source of the earnings remitted.  Certain amounts are intended to be permanently reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.  In making this assessment, Ashland has taken into account

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives, and the cost of remitting such foreign earnings.

	Six months ended
	March 31
(In millions)	2013	2012
Cash provided (used) by:
Operating activities from continuing operations	$239	$28
Investing activities from continuing operations	(114)	(49)
Financing activities from continuing operations	(152)	(105)
Discontinued operations	(31)	(8)
Effect of currency exchange rate changes on cash and cash equivalents	3	(4)
Net decrease in cash and cash equivalents	$(55)	$(138)
Operating activities
Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash inflows of $239 million in the current period and $28 million in the prior year period.  The cash results during each quarter are primarily driven by net income, excluding discontinued operation results, and adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization) as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus within the company.
During the current and prior year periods, working capital was an outflow of $20 million and $221 million, respectively. Outflows during the current period primarily related to reduced trade payables and accrued expense balances, primarily the result of incentive compensation payouts to employees from the prior year paid during the first quarter of 2013 and a $52 million payment resulting from the termination of interest rate swap agreements associated with the prior senior secured credit facility that was repaid during the March 2013 quarter. These amounts were offset by decreased accounts receivable balances primarily resulting from sales declines as well as decreased inventory levels since the end of the fiscal year.  Outflows for the prior year period were primarily a result of (1) increased inventory, resulting from restocking of certain key products that were low or to support sales growth opportunities in various areas of business, (2) reduced trade payables and accrued expense balances, primarily the result of incentive compensation payouts to employees from the prior year paid during 2012, and (3) a $92 million outflow for change in control payments associated with the ISP acquisition.
Operating cash flows for the current period included income from continuing operations of $157 million and noncash adjustments of $212 million for depreciation and amortization and a $31 million loss on straight guar inventory.  Operating cash flows for the prior year quarter included income from continuing operations of $150 million, noncash adjustments of $212 million for depreciation and amortization and a $28 million inventory fair value adjustment related to the ISP acquisition.
Investing activities
Cash used by investing activities was $114 million for 2013 as compared to $49 million for 2012.  The significant cash investing activities for 2013 included cash outflows of $117 million for capital expenditures.  The significant cash investing activities for 2012 included cash outflows of $98 million for capital expenditures, partially offset by $42 million related to Ashland’s sale of its PVAc and Synlubes businesses.  In addition, proceeds from disposals of property, plant and equipment were $3 million during both 2013 and 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Financing activities
Cash used by financing activities was $152 million for 2013 and $105 million for 2012.  Significant cash financing activities for 2013 included the proceeds of $2,320 million related to Ashland’s issuance of new senior unsecured notes as well as net proceeds from short term debt of $113 million, offset by $2,518 million in repayments of long-term debt, primarily a result of Ashland’s repayment of its term loan A and term loan B facilities. Financing activities for 2013 also included cash dividends paid of $.45 per share, for a total of $36 million, $36 million in cash paid for debt issuance costs, as well as cash inflows of $5 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.  Significant cash financing activities for 2012 included repayments of long- and short-term debt of $55 million and $28 million, respectively, and cash dividends paid of $.35 per share, for a total of $27 million. Financing activities for the prior year period also included cash inflows of $5 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
Cash used by discontinued operations
The cash outflows in each period relate to previously divested businesses and principally related to payment of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Six months ended
	March 31
(In millions)	2013	2012
Cash flows provided by operating activities from continuing operations	$239	$28
Adjustments:
Additions to property, plant and equipment	(117)	(98)
Payment resulting from termination of interest rate swaps (a)	52	—
ISP acquisition - change in control payment (b)	—	92
Free cash flows	$174	$22

(a)	Since payment was generated as a result of financing activity, this amount has been included within this calculation.

(b)	Since payment was generated as a result of investment activity, this amount has been included within this calculation.
At March 31, 2013, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,295 million, compared to $1,411 million at September 30, 2012.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $32 million at March 31, 2013 and $43 million at September 30, 2012.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 108% and 105% of current liabilities at March 31, 2013 and September 30, 2012, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of March 31, 2013 and September 30, 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	March 31	September 30
(In millions)	2013	2012
Cash and cash equivalents	$468	$523

Unused borrowing capacity
Revolving credit facility	$1,024	$905
Accounts receivable securitization facility	$—	$50
Total borrowing capacity remaining under the $1.2 billion revolving credit facility was $1,024 million, due to an outstanding balance of $85 million, as well as a reduction of $91 million for letters of credit outstanding at March 31, 2013.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facility, was $1,492 million at March 31, 2013 as compared to $1,478 million at September 30, 2012.  For further information, see the “Key Developments” discussion within Management’s Discussion and Analysis.
Capital resources
Debt
The following summary reflects Ashland’s debt as of March 31, 2013 and September 30, 2012.

	March 31	September 30
(In millions)	2013	2012
Short-term debt	$456	$344
Long-term debt (including current portion)	3,053	3,246
Total debt	$3,509	$3,590
The current portion of long-term debt was $20 million at March 31, 2013 and $115 million at September 30, 2012.  Debt as a percent of capital employed was 46% and 47% at March 31, 2013 and September 30, 2012, respectively.  At March 31, 2013, Ashland’s total debt had an outstanding principal balance of $3,668 million and discounts of $159 million.  The scheduled aggregate maturities of debt by year are as follows:  $51 million remaining in 2013, $21 million in 2014, $339 million in 2015, $600 million in 2016 and $78 million in 2017.
Financing activities in 2013
During the March 2013 quarter, Ashland completed its issuance of senior notes with an aggregate principal amount of $2.3 billion. These senior notes are comprised of 3.000% senior notes due 2016 ($600 million), 3.875% senior notes due 2018 ($700 million), 4.750% senior notes due 2022 ($625 million) and 6.875% senior notes due 2043 ($375 million). The 2022 notes were issued as additional notes under the existing 2022 notes indenture issued in August 2012 and will have the same terms as the originally issued notes. The 2043 notes were issued at a $1 million premium, while the new 2022 notes were issued at a $6 million discount.
During the March 2013 quarter, Ashland also entered into a new five-year senior unsecured revolving credit facility in an aggregate amount of $1.2 billion, which replaced the previous $1.0 billion senior secured revolving credit facility established in conjunction with the ISP acquisition on August 23, 2011.
Ashland used the net proceeds from its issuance of the senior notes, along with the initial $85 million borrowing on the senior unsecured revolving credit facility and cash on hand, (i) to pay in full the $1.41 billion outstanding principal of the term loan A facility, (ii) to pay in full the $1.03 billion outstanding principal of the term loan B facility, (iii) to pay $52 million to terminate the interest rate swaps associated with the term loan A and term loan B facilities, (iv) to pay accrued interest, fees and expenses under the prior senior secured credit facility and (v) to pay $36 million in fees and expenses with respect to the issuance of the senior notes and entry into the senior unsecured revolving credit facility.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Financing activities in 2012
In July 2012, Ashland commenced a tender offer to purchase for cash any and all of the premium $650 million aggregate principal of the 9.125% senior notes. In conjunction with this tender offer, Ashland issued $500 million aggregate principal amount of 4.750% senior unsecured notes due 2022. The proceeds of the new notes, together with available cash, were used to pay the consideration, accrued and unpaid interest and related fees and expenses in connection with Ashland’s cash tender offer of the 9.125% senior notes. At the close of the tender offer, $572 million aggregate principal amount of the 9.125% senior notes was redeemed by Ashland, representing 88% of the old notes. In addition, a redemption premium of $67 million was paid to the former note holders.
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
Debt covenant restrictions
The new senior unsecured revolving credit facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments, and other customary limitations.  As of March 31, 2013, Ashland is in compliance with all debt agreement covenant restrictions.
The new senior unsecured revolving credit facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period.  In general, the revolving credit facility defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on pages 37 and 38. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guarantees, deferred purchase price of property or services, attributable indebtedness, and guarantees.  The maximum consolidated leverage ratio permitted under the revolving credit facility during its entire duration is 3.25.
The new senior unsecured revolving credit facility defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the new senior unsecured revolving credit facility during its entire duration is 3.00.
At March 31, 2013, Ashland’s calculation of the consolidated leverage ratio was 2.6, which is below the maximum consolidated leverage ratio permitted under the new senior unsecured revolving credit facility of 3.25. At March 31, 2013, Ashland’s calculation of the consolidated interest coverage ratio was 7.0, which exceeds the minimum required ratio of 3.00. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.3x effect on the consolidated leverage ratio and a 0.6x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Stockholders’ equity
Stockholders’ equity increased $128 million since September 30, 2012 to $4,157 million at March 31, 2013.  This increase was due to net income during the period of $154 million and the recognition of previous unrealized losses of $38 million associated with Ashland’s terminated interest rate swaps, offset by deferred translation losses of $21 million, regular cash dividends of $36 million, and adjustments to pension and postretirement obligations of $7 million.
Ashland has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to a $400 million share repurchase authorization, approved by the Board of Directors of Ashland in March 2011, of which $329 million is still available at March 31, 2013.  During the three and six months ended March 31, 2013 and 2012, Ashland did not execute any share repurchases.
During the March 2013 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 22.5 cents per share to eligible shareholders of record. This amount was also paid for quarterly dividends in June, September and December of 2012, and was an increase from the quarterly cash dividend of 17.5 cents per share paid during first and second quarters of the prior year.
Capital expenditures
Ashland is currently forecasting approximately $340 million of capital expenditures for 2013 funded primarily from operating cash flows.  Capital expenditures were $117 million for the six months ended March 31, 2013 and averaged $230 million during the last three fiscal years.  Ashland is not subject to a capital expenditure limit under its current debt agreements.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three and six months ended March 31, 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

OUTLOOK
Ashland experienced a challenging second quarter as sales declined 5% compared to the prior year quarter, primarily due to a decline in product demand within the energy and industrial markets from economic weakness in several key worldwide regions. For the remainder of 2013, Ashland anticipates improved performance within Specialty Ingredients as a result of seasonal demand, particularly within the Coatings and Industrial lines of business. Additionally, the effects of higher cost guar inventory were completed during the current quarter and a return to more historical average gross profit levels is expected. Results within Performance Materials and Consumer Markets are also expected to improve as a result of seasonal demand. Water Technologies’ overall performance has stabilized, and the new leadership team is focused on improving performance as they continue to implement strategic actions to simplify the business model and enhance execution.
As a result of the broad economic challenges worldwide and lower demand experienced by Ashland, the earnings goals previously communicated for 2014 are now unlikely to be achieved. Ashland generated $144 million of free cash flow during the current quarter, and now anticipates free cash flow to exceed $400 million during 2013.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at March 31, 2013 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
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

(b)
During the six months ended March 31, 2013, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(1)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of March 31, 2013, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 80 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
(2)    Hattiesburg, Mississippi Resource Conservation and Recovery Act Matter – In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a storm water retention basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource Conservation and Recovery Act.  Ashland has been working with the MDEQ to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  The MDEQ proposed a settlement penalty in excess of $100,000.  In May 2011, the USEPA issued an inspection report from a September 2010 inspection with allegations similar to those of the MDEQ and promulgated an information request.  While it is reasonable to believe that this matter will involve a penalty from the MDEQ and/or the USEPA exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
(3)    Jefferson Borough, Pennsylvania Consent Decree Matter – In October 2012, the USEPA notified Hercules of an alleged violation by Hercules of a 1992 Consent Decree (CD) concerning the Resin Disposal Superfund Site located in Jefferson Borough, Pennsylvania. Specifically, the USEPA alleged that (i) there were three uncontrolled releases in 2011 to the soil, ground water and/or surface water from an on-site treatment system, (ii) Hercules failed to timely notify the USEPA of such releases, and (iii) the failure to notify and consult with the USEPA violated the CD. Hercules has invoked the informal dispute resolution provisions under the CD. The parties have exchanged and continue to exchange correspondence, including possible settlement conditions. While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.

For additional information regarding environmental matters and reserves, see Note L of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2013 and September 30, 2012.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2013.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 5. OTHER INFORMATION
Disclosure of Certain Transactions Under Section 13(r) of the Securities Exchange Act of 1934
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRSHRA) added Section 13(r) to the Securities Exchange Act of 1934, as amended. Section 13(r) requires, among other things, that an issuer disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly conducted, without specific authority from a U.S. federal department or agency, any transaction or dealing with the Government of Iran, which includes, without limitation, any person or entity owned or controlled, directly or indirectly, by the Government of Iran or any of its political subdivisions, agencies or instrumentalities.
Ashland, directly and indirectly through a subsidiary, owns 50% of the equity interests in ASK Chemicals (ASK), and Ashland has the right to appoint, and has appointed, two out of the five directors on the ASK supervisory board. For the period commencing October 1, 2012 and ending March 31, 2013, two subsidiaries of ASK sold granulate, coatings and hot top products to certain Iranian entities. Based on information available to Ashland, Ashland has reason to believe that some or all of these entities are owned or controlled, directly or indirectly, by the Government of Iran. The gross revenues and net profits attributable to such sales during the six months ended March 31, 2013, were approximately €715,000 and €75,000, respectively.
In March 2013, the ASK supervisory board unanimously resolved to terminate and refrain from engaging in, and to cause all of ASK’s subsidiaries to terminate and refrain from engaging in, any transactions or activities with Iran, including transactions or activities prohibited by, or requiring disclosure under, ITRSHRA. Accordingly, ASK and all of its subsidiaries are winding down and terminating all business with or in Iran. None of Ashland or any of its subsidiaries or affiliates, including ASK and its subsidiaries, which may be considered affiliates of Ashland, has any intention to continue this activity or engage in any activity prohibited by, or requiring disclosure under, ITRSHRA.
ITEM 6.  EXHIBITS

(a) Exhibits
4.1
Indenture, dated as of August 7, 2012, between Ashland Inc. and U.S. Bank N.A., as Trustee (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on September 21, 2012 (SEC File No. 001-32532), and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of February 26, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee, in respect of the senior notes due 2022 (filed as Exhibit 4.6 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.3
Registration Rights Agreement, dated as of February 26, 2013, among Ashland Inc. and Citigroup Global Markets Inc., as representative of the Initial Purchasers, in respect of the additional senior notes due 2022 (filed as Exhibit 4.2 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.4
Indenture, dated as of February 26, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.5
First Supplemental Indenture, dated as of February 26, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee, in respect of the senior notes due 2016, 2018 and 2043 (filed as Exhibit 4.4 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.6
Registration Rights Agreement, dated as of February 26, 2013, among Ashland Inc. and Citigroup Global Markets Inc., as representative of the Initial Purchasers, in respect of the senior notes due 2016, 2018 and 2043 (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.7
Registration Rights Agreement, dated as of March 14, 2013, between Ashland Inc. and Citigroup Global Markets Inc., as Initial Purchaser, in respect of the senior notes due 2043 (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on March 18, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.8
Second Supplemental Indenture, dated as of March 14, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee, in respect of the senior notes due 2043 (filed as Exhibit 4.2 to Ashland’s Form 8-K filed on March 18, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

10.1	Amendment to 2011 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 1, 2013 (SEC File No. 001-32532) and incorporated herein by reference).

10.2	Amended and Restated 2011 Ashland Inc. Incentive Plan (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on February 1, 2013 (SEC File No. 001-32532) and incorporated herein by reference).

10.3
Credit Agreement dated as of March 14, 2013, among Ashland Inc., as Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and PNC Bank, National Association, as Co-Documentation Agents, and the Lenders from time to time party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on March 15, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2013 and March 31, 2012; (ii) Condensed Consolidated Balance Sheets at March 31, 2013 and September 30, 2012; (iii) Statements of Consolidated Stockholders’ Equity at March 31, 2013; (iv) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2013 and March 31, 2012; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
May 2, 2013	/s/Lamar M. Chambers
Lamar M. Chambers
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1
Indenture, dated as of August 7, 2012, between Ashland Inc. and U.S. Bank N.A., as Trustee (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on September 21, 2012 (SEC File No. 001-32532), and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of February 26, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee, in respect of the senior notes due 2022 (filed as Exhibit 4.6 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.3
Registration Rights Agreement, dated as of February 26, 2013, among Ashland Inc. and Citigroup Global Markets Inc., as representative of the Initial Purchasers, in respect of the additional senior notes due 2022 (filed as Exhibit 4.2 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.4
Indenture, dated as of February 26, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.5
First Supplemental Indenture, dated as of February 26, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee, in respect of the senior notes due 2016, 2018 and 2043 (filed as Exhibit 4.4 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.6
Registration Rights Agreement, dated as of February 26, 2013, among Ashland Inc. and Citigroup Global Markets Inc., as representative of the Initial Purchasers, in respect of the senior notes due 2016, 2018 and 2043 (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.7
Registration Rights Agreement, dated as of March 14, 2013, between Ashland Inc. and Citigroup Global Markets Inc., as Initial Purchaser, in respect of the senior notes due 2043 (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on March 18, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.8
Second Supplemental Indenture, dated as of March 14, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee, in respect of the senior notes due 2043 (filed as Exhibit 4.2 to Ashland’s Form 8-K filed on March 18, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

10.1	Amendment to 2011 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 1, 2013 (SEC File No. 001-32532) and incorporated herein by reference).

10.2	Amended and Restated 2011 Ashland Inc. Incentive Plan (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on February 1, 2013 (SEC File No. 001-32532) and incorporated herein by reference).

10.3
Credit Agreement dated as of March 14, 2013, among Ashland Inc., as Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and PNC Bank, National Association, as Co-Documentation Agents, and the Lenders from time to time party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on March 15, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and Lamar M. Chambers, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Submitted electronically with this report.