Form 10-Q
period 2013-06-30
ASHLAND INC.
filed 2013-08-01
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At June 30, 2013, there were 77,357,425 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2013	2012	2013	2012
Sales	$2,059	$2,141	$5,902	$6,149
Cost of sales	1,479	1,514	4,217	4,426
Gross profit	580	627	1,685	1,723

Selling, general and administrative expense	363	349	1,047	1,092
Research and development expense	35	30	106	91
Equity and other income	28	15	59	46
Operating income	210	263	591	586

Net interest and other financing expense	51	53	239	166
Net (loss) gain on divestitures	(1)	5	6	2
Income from continuing operations before income taxes	158	215	358	422
Income tax expense - Note J	41	55	84	112
Income from continuing operations	117	160	274	310
Income (loss) from discontinued operations (net of
income taxes) - Note D	7	(9)	4	(10)
Net income	$124	$151	$278	$300

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$1.49	$2.04	$3.48	$3.97
Income (loss) from discontinued operations	0.09	(0.11)	0.05	(0.13)
Net income	$1.58	$1.93	$3.53	$3.84

Diluted earnings per share - Note M
Income from continuing operations	$1.47	$2.00	$3.42	$3.90
Income (loss) from discontinued operations	0.08	(0.10)	0.05	(0.13)
Net income	$1.55	$1.90	$3.47	$3.77

DIVIDENDS PAID PER COMMON SHARE	$0.340	$0.225	$0.790	$0.575

COMPREHENSIVE INCOME (LOSS)
Net income	$124	$151	$278	$300
Other comprehensive (loss) income, net of tax - Note N
Unrealized translation loss	(9)	(190)	(30)	(217)
Pension and postretirement obligation adjustment	(4)	(1)	(11)	(1)
Net change in interest rate hedges	—	(14)	38	(20)
Other comprehensive loss	(13)	(205)	(3)	(238)
Comprehensive income (loss)	$111	$(54)	$275	$62

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
(In millions - unaudited)	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$377	$523
Accounts receivable (a)	1,512	1,481
Inventories - Note G	864	1,008
Deferred income taxes	157	116
Other assets	66	81
Total current assets	2,976	3,209
Noncurrent assets
Property, plant and equipment
Cost	4,615	4,478
Accumulated depreciation and amortization	1,837	1,646
Net property, plant and equipment	2,778	2,832
Goodwill - Note H	3,348	3,342
Intangibles - Note H	1,840	1,936
Asbestos insurance receivable - Note L	439	449
Equity and other unconsolidated investments	225	217
Other assets	553	539
Total noncurrent assets	9,183	9,315
Total assets	$12,159	$12,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note I	$456	$344
Current portion of long-term debt - Note I	8	115
Trade and other payables	746	877
Accrued expenses and other liabilities	608	577
Total current liabilities	1,818	1,913
Noncurrent liabilities
Long-term debt - Note I	2,958	3,131
Employee benefit obligations - Note K	1,697	1,839
Asbestos litigation reserve - Note L	746	771
Deferred income taxes	264	208
Other liabilities	577	633
Total noncurrent liabilities	6,242	6,582

Stockholders’ equity	4,099	4,029

Total liabilities and stockholders’ equity	$12,159	$12,524

(a)	Accounts receivable includes an allowance for doubtful accounts of $18 million and $24 million at June 30, 2013 and September 30, 2012, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	(a)	Total
BALANCE AT SEPTEMBER 30, 2012	$1	$647	$3,163	$218		$4,029
Total comprehensive income (loss)			278	(3)		275
Dividend on common stock, $.79 per share			(62)			(62)
Common shares issued under stock
incentive and other plans (b)		7				7
Repurchase of common shares (c)		(150)				(150)
BALANCE AT JUNE 30, 2013	$1	$504	$3,379	$215		$4,099

(a)
At June 30, 2013, the after-tax accumulated other comprehensive income of $215 million was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $74 million and net unrealized translation gains of $141 million.

(b)	Common shares issued were 280,136 for the nine months ended June 30, 2013.

(c)	Common shares repurchased were 1,737,744 for the nine months ended June 30, 2013.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2013	2012
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$278	$300
(Income) loss from discontinued operations (net of income taxes)	(4)	10
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	318	320
Debt issuance cost amortization	62	18
Purchased in-process research and development impairment	4	—
Deferred income taxes	16	(2)
Equity income from affiliates	(22)	(24)
Distributions from equity affiliates	9	3
Gain from sale of property and equipment	(1)	(1)
Stock based compensation expense	25	19
Net gain on divestitures	(6)	(4)
Inventory fair value adjustment related to ISP acquisition	—	28
Change in operating assets and liabilities (a)	(186)	(521)
	493	146
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(188)	(164)
Proceeds from disposal of property, plant and equipment	5	10
Proceeds from sale of operations or equity investments	2	41
Proceeds from sale of available-for-sale securities	—	4
	(181)	(109)
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	2,320	2
Repayment of long-term debt	(2,605)	(79)
Proceeds from/(repayment of) short-term debt	112	(38)
Repurchase of common stock	(150)	—
Debt issuance costs	(38)	—
Cash dividends paid	(62)	(45)
Proceeds from exercise of stock options	1	2
Excess tax benefits related to share-based payments	5	5
	(417)	(153)
CASH USED BY CONTINUING OPERATIONS	(105)	(116)
Cash used by discontinued operations
Operating cash flows	(43)	(17)
Investing cash flows	—	(1)
Effect of currency exchange rate changes on cash and cash equivalents	2	(6)
DECREASE IN CASH AND CASH EQUIVALENTS	(146)	(140)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	523	737
CASH AND CASH EQUIVALENTS - END OF PERIOD	$377	$597

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Results of operations for the period ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending September 30, 2013.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation. Additionally, the presentation of the September 30, 2012 Condensed Consolidated Balance Sheet has been revised subsequent to the filing of Ashland’s Annual Report on Form 10-K.
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
Ashland’s results are affected by domestic and international economic, political, legislative, regulatory and legal actions.  Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of certain key raw materials, can have a significant effect on operations.  While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings relating to asbestos, environmental remediation or other matters.
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
NOTE B – ACQUISITIONS
International Specialty Products Inc. (ISP)
Background and financing
On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve month period ended September 30, 2011.  The purchase price of $2.2 billion was an all cash transaction, reduced by the amount of ISP’s net indebtedness at closing.  Ashland has included ISP within the Specialty Ingredients reportable segment, with the exception of ISP’s Elastomers business line, which has been included within the Performance Materials reportable segment.  The acquisition was recorded by Ashland using the acquisition method of accounting in accordance with applicable U.S. GAAP, whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values. The purchase price allocation for the acquisition was completed as of September 30, 2012.
On August 23, 2011, in conjunction with the ISP acquisition closing, Ashland entered into a $3.9 billion senior secured credit facility with a group of lenders (2011 Senior Credit Facility).  The 2011 Senior Credit Facility was comprised of (i) a $1.5 billion term loan A facility, (ii) a $1.4 billion term loan B facility and (iii) a $1.0 billion revolving credit facility.  Proceeds from borrowings under the term loan A facility and the term loan B facility were used, together with cash on hand, to finance the cash consideration paid for the ISP acquisition, as well as to finance the repayment of existing indebtedness of ISP in connection with the acquisition. For additional discussion regarding the subsequent repayment of these debt facilities during 2013, see Note I.
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
Ashland Distribution
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million during 2011.  Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  During the year following the sale of Distribution, certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that did not qualify for discontinued operations accounting classification were reported as costs within the Unallocated and other section of continuing operations for segment reporting purposes and equaled $5 million for the nine months ended June 30, 2012.
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
As part of this sale, Ashland received transition service fees for ongoing administrative and other services provided to Nexeo.  Ashland recognized transition service fees of $6 million and $22 million, respectively, during the three and nine months ended June 30, 2012, which offset the costs of providing transition services and were classified within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  While the transition service agreements varied in duration depending upon the type of service provided, Ashland implemented plans to reduce costs as the transition services were phased out.
NOTE D – DISCONTINUED OPERATIONS
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, and from businesses previously divested by Hercules, a wholly-owned subsidiary of Ashland that was acquired in 2009.  Adjustments to the recorded litigation reserves and related insurance receivables are recorded within discontinued operations.  See Note L for more information related to the adjustments on asbestos liabilities and receivables.
As previously described in Note C, on March 31, 2011 Ashland completed the sale of substantially all of the assets and certain liabilities of Distribution.  Ashland determined that this sale qualifies as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  Therefore, operating results and cash flows related to Distribution have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows.  Ashland made subsequent adjustments to the gain on sale of Distribution, primarily relating to the tax effects of the sale, during the three and nine months ended June 30, 2013 and 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DISCONTINUED OPERATIONS (continued)

On August 28, 2006, Ashland completed the sale of the stock of Ashland Paving and Construction, Inc. (APAC) for $1.3 billion, which qualified as a discontinued operation. Therefore, previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Condensed Consolidated Financial Statements. Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during the three and nine months ended June 30, 2013.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2013 and 2012.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2013	2012	2013	2012
(Loss) income from discontinued operations (net of tax)
Distribution	$(2)	$(2)	$(3)	$(5)
Asbestos-related litigation reserves and receivables	4	(7)	3	(1)
Gain (loss) on disposal of discontinued operations (net of tax)
Distribution	—	—	—	(4)
APAC	5	—	4	—
Total income (loss) from discontinued operations (net of tax)	$7	$(9)	$4	$(10)

NOTE E – RESTRUCTURING ACTIVITIES
Ashland periodically implements corporate restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
Severance costs
During 2011, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to an expanded global joint venture.  In addition, Ashland continues to take action to integrate ISP subsequent to its purchase in August 2011.  As a first step to address cost reduction opportunities resulting from these transactions, Ashland announced a voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, ultimately resulting in 150 employees being formally approved for the VSO.  An involuntary program was also initiated as a further step to capture targeted savings levels from these transactions and other business cost saving initiatives.  The VSO and involuntary program resulted in a severance charge of $34 million during the September 2011 quarter.  The involuntary program continued during 2012 and resulted in an expense of $21 million being recognized within the selling, general and administrative expense caption during the nine months ended June 30, 2012.  As of June 30, 2013 and 2012, the remaining restructuring reserve for these programs totaled $16 million and $37 million, respectively.
As of June 30, 2013 and 2012, the remaining $1 million and $2 million, respectively, in restructuring reserves for other previously announced programs consisted of expected future severance payments from the 2009 Hercules Integration Plan, which resulted in 12 permanent facility closings and a reduction in the global workforce of over 2,000 employees from 2008 through 2010.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – RESTRUCTURING ACTIVITIES (continued)

Facility costs
During the March 2012 quarter, Ashland incurred a $20 million lease abandonment charge related to its exit from an office facility that was retained as part of the Hercules acquisition.  The costs related to the reserve are being paid over the remaining lease term through May 2016.  Also during the March 2012 quarter, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility in China.  This project abandonment resulted in a $16 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption during the nine months ended June 30, 2012.  As of June 30, 2013 and 2012, the remaining restructuring reserve for these programs totaled $8 million and $18 million, respectively.
The following table details, as of June 30, 2013 and 2012, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves for the nine months ended June 30, 2013 and 2012.  The severance reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets while facility costs reserves are primarily within other noncurrent liabilities.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2012	$29	$15	$44
Reserve adjustments	4	—	4
Utilization (cash paid or otherwise settled)	(16)	(7)	(23)
Balance at June 30, 2013	$17	$8	$25

Balance as of September 30, 2011	$45	$—	$45
Restructuring reserve	21	20	41
Utilization (cash paid or otherwise settled)	(27)	(2)	(29)
Balance at June 30, 2012	$39	$18	$57
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
The following table summarizes financial asset instruments subject to recurring fair value measurements as of June 30, 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$377	$377	$377	$—	$—
Deferred compensation investments (a)	180	180	53	127	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$561	$561	$433	$128	$—

Liabilities
Foreign currency derivatives	$3	$3	$—	$3	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2012.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$523	$523	$523	$—	$—
Deferred compensation investments (a)	176	176	56	120	—
Investments of captive insurance company (a)	2	2	2	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$702	$702	$581	$121	$—

Liabilities
Interest rate swap derivatives (b)	$62	$62	$—	$62	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

(b)
Included in accrued expense and other liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These interest rate swap liabilities were terminated during the March 2013 quarter.

Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three and nine months ended June 30, 2013 and 2012 within the Statements of Consolidated Comprehensive Income.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2013	2012	2013	2012
Foreign currency derivative (loss) gain	$(1)	$—	$(2)	$3
The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2013 and September 30, 2012 included in other current assets and trade and other payables of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2013	2012
Foreign currency derivative assets	$1	$1
Notional contract values	190	168

Foreign currency derivative liabilities (a)	$3	$—
Notional contract values	122	35

(a)	Fair values of liabilities of $0 denote values less than $1 million.
Interest rate hedges
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the ISP acquisition. Ashland terminated the interest rate swap agreements in conjunction with the repayment of term loans A and B during the March 2013 quarter, resulting in a charge of $52 million included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2013.
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
The following table summarizes the unrealized loss on interest rate hedges recognized in AOCI during the three and nine months ended June 30, 2013 and 2012, as well as the loss reclassified from AOCI to the Statements of Consolidated Comprehensive Income during the three and nine months ended June 30, 2013 and 2012, which includes the $52 million of deferred loss related to the interest rate swaps that was reclassified out of AOCI at the time of the termination for the nine months ended June 30, 2013. The loss reclassified to the Statements of Consolidated Comprehensive Income was recorded in the net interest and other financing expense caption.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2013	2012	2013	2012
Change in unrealized loss in AOCI	$—	$29	$3	$49
Loss reclassified from AOCI to income	—	6	65	16
Other financial instruments
At June 30, 2013 and September 30, 2012, Ashland’s long-term debt had a carrying value of $2,966 million and $3,246 million, respectively, compared to a fair value of $3,094 million and $3,405 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE G – INVENTORIES
Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the weighted-average cost method or the first-in, first-out method.
During the June 2013 quarter, Ashland identified a lower of cost or market adjustment affecting prior periods related to the Elastomers line of business in the Performance Materials segment. The total impact was $17 million, of which $13 million related to the December 2012 quarter. Ashland assessed the quantitative and qualitative impact of this adjustment and determined the effects on current and prior period financial statements were immaterial, and therefore recorded the charge within the cost of sales caption on the Statements of Consolidated Comprehensive Income during the three and nine months ended June 30, 2013.
During the nine months ended June 30, 2013, the Specialty Ingredients business incurred a $31 million loss on straight guar, $28 million of which related to a lower of cost or market charge that was recognized within the cost of sales caption on the Statements of Consolidated Comprehensive Income. This charge was due to the identifiable market price of certain guar inventories, which fell below the cost of the product.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVENTORIES (continued)

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2013	2012
Finished products	$605	$675
Raw materials, supplies and work in process	291	376
LIFO reserve	(32)	(43)
	$864	$1,008
NOTE H – GOODWILL AND OTHER INTANGIBLES
Goodwill
In accordance with U.S. GAAP, Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually and when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  For its July 1, 2012 assessment, Ashland determined that its reporting units for allocation of goodwill included the Specialty Ingredients, Water Technologies and Consumer Markets segments and the Composite Polymers/Specialty Polymers/Adhesives and Elastomers reporting units within the Performance Materials segment.  Ashland performed its most recent annual goodwill impairment test as of July 1, 2012, and determined at that time that no impairment existed.
The following is a progression of goodwill by segment for the nine months ended June 30, 2013.

	Specialty	Water	Performance	Consumer
(In millions)	Ingredients	Technologies	Materials	Markets	Total
Balance at September 30, 2012	$2,202	$659	$315	$166	$3,342
Other (a)	13	—	—	—	13
Currency translation adjustment	7	(13)	(1)	—	(7)
Balance at June 30, 2013	$2,222	$646	$314	$166	$3,348

(a)This adjustment represents a reclassification for certain income tax items related to the ISP acquisition.
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
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $532 million and $536 million as of June 30, 2013 and September 30, 2012, respectively. The $4 million decrease in indefinite-lived intangible assets resulted from an impairment charge related to certain IPR&D assets associated with the acquisition of ISP. This charge was included in the research and development expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2013. In accordance with U.S. GAAP, Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

Intangible assets were comprised of the following as of June 30, 2013 and September 30, 2012.

	June 30, 2013
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$535	$(45)	$490
Intellectual property	840	(172)	668
Customer relationships	831	(218)	613
IPR&D	69	—	69
Other intangibles	35	(35)	—
Total intangible assets	$2,310	$(470)	$1,840

	September 30, 2012
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$535	$(39)	$496
Intellectual property	843	(136)	707
Customer relationships	833	(173)	660
IPR&D	73	—	73
Other intangibles	35	(35)	—
Total intangible assets	$2,319	$(383)	$1,936
Amortization expense recognized on intangible assets was $29 million for the three months ended June 30, 2013 and 2012 and $87 million and $88 million for the nine months ended June 30, 2013 and 2012, respectively, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Estimated amortization expense for future periods is $114 million in 2013 (includes nine months actual and three months estimated), $114 million in 2014, $112 million in 2015, $109 million in 2016 and $108 million in 2017.
NOTE I – DEBT
The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

	June 30	September 30
(In millions)	2013	2012
4.750% notes, due 2022	$1,119	$500
3.875% notes, due 2018	700	—
3.000% notes, due 2016	600	—
6.875% notes, due 2043	376	—
Term Loan A, due 2016 (a)	—	1,425
Term Loan B, due 2018 (a)	—	1,036
Accounts receivable securitization	350	300
6.50% junior subordinated notes, due 2029	131	129
Revolving credit facility (b)	65	—
9.125% notes, due 2017	—	76
Other international loans, interest at a weighted-
average rate of 6.9% at June 30, 2013 (5.0% to 10.5%)	53	69
Medium-term notes, due 2013-2019, interest at a weighted-
average rate of 8.4% at June 30, 2013 (7.7% to 9.4%)	21	21
8.80% debentures, due 2012	—	20
Other	7	14
Total debt	3,422	3,590
Short-term debt	(456)	(344)
Current portion of long-term debt	(8)	(115)
Long-term debt (less current portion)	$2,958	$3,131

(a)2011 Senior Credit Facility
(b)2013 Senior Credit Facility
The scheduled aggregate maturities of debt by year are as follows:  $26 million remaining in 2013, $36 million in 2014, $359 million in 2015, $600 million in 2016 and none in 2017.  The borrowing capacity remaining under the $1.2 billion revolving credit facility was $1.047 billion, due to an outstanding balance of $65 million, as well as a reduction of $88 million for letters of credit outstanding at June 30, 2013. No capacity remained under the accounts receivable securitization facility as the maximum borrowing amount was outstanding at June 30, 2013.
Repayment of 9.125% senior notes
During the June 2013 quarter, Ashland redeemed the remaining $78 million outstanding principal of the 9.125% senior notes. Ashland recognized a $3 million charge for debt issuance costs and the original issue discount related to the 9.125% senior notes, as well as a $4 million charge related to an early redemption premium payment, both of which are included in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2013.
Senior notes refinancing
During the March 2013 quarter, Ashland completed its issuance of senior notes with an aggregate principal amount of $2.3 billion. These senior unsecured notes (senior notes) are comprised of 3.000% senior notes due 2016 ($600 million), 3.875% senior notes due 2018 ($700 million), 4.750% senior notes due 2022 ($625 million) and 6.875% senior notes due 2043 ($375 million). The 2022 notes were issued as additional notes under the existing 2022 notes indenture issued in August 2012 and have the same terms as the originally issued notes. The 2043 notes were issued at a $1 million premium, while the new 2022 notes were issued at a $6 million discount. In accordance with U.S. GAAP, the premium and discount are being accreted into the

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income over the terms of the respective notes.
During the March 2013 quarter, Ashland also entered into a new five-year senior unsecured revolving credit facility in an aggregate amount of $1.2 billion (the 2013 Senior Credit Facility), which replaced the previous $1.0 billion senior secured revolving credit facility under the 2011 Senior Credit Facility.
Ashland used the net proceeds from its issuance of the senior notes, along with the initial $85 million borrowing under the 2013 Senior Credit Facility and cash on hand, (i) to pay in full the 2011 Senior Credit Facility, including the $1.41 billion outstanding principal of the term loan A facility and the $1.03 billion outstanding principal of the term loan B facility, (ii) to pay $52 million to terminate the interest rate swaps associated with the term loan A and term loan B facilities, (iii) to pay accrued interest, fees and expenses under the 2011 Senior Credit Facility and (iv) to pay $38 million in fees and expenses with respect to the issuance of the senior notes and entry into the 2013 Senior Credit Facility. The $52 million charge to terminate the interest rate swaps is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2013. The $38 million of new fees and expense is being amortized proportionately for each tranche of the senior notes and the 2013 Senior Credit Facility.
As a result of the repayment and the termination of the 2011 Senior Credit Facility, Ashland recognized a $47 million charge for the accelerated amortization of previous debt issuance and other costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2013.
Covenant restrictions
The 2013 Senior Credit Facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments, and other customary limitations.  As of June 30, 2013, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratio permitted under the 2013 Credit Facility during its entire duration is 3.25.  At June 30, 2013, Ashland’s calculation of the consolidated leverage ratio was 2.6, which is below the maximum consolidated leverage ratio of 3.25.
The minimum required consolidated interest coverage ratio under the 2013 Credit Facility during its entire duration is 3.00.  At June 30, 2013, Ashland’s calculation of the interest coverage ratio was 7.4, which exceeds the minimum required consolidated ratio of 3.00.
NOTE J – INCOME TAXES
Current fiscal year
Ashland’s effective tax rate is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 25.9% for the three months ended June 30, 2013 and was impacted by discrete charges of $4 million, primarily related to ISP integration activities.
The overall effective tax rate of 23.5% for the nine months ended June 30, 2013 includes certain discrete items including the current quarter discrete items discussed previously, as well as two net discrete tax benefit adjustments of $6 million and $4 million, respectively, related to the reversal of an unrecognized tax benefit

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (continued)

and a foreign income tax rate change recorded during the current period. Additionally, the nine month period was impacted by a $36 million benefit related to the $106 million charge from interest rate swap terminations and accelerated debt issuance and other costs and a $6 million benefit for fiscal year 2012 research and development credits as a result of tax legislation that became effective in the current period. These favorable discrete items were partially offset by unfavorable discrete adjustments of $14 million, primarily related to recording a reserve for an unrecognized benefit associated with a foreign tax audit.
Prior fiscal year
The overall effective tax rate was 25.6% for the three months ended June 30, 2012 and includes net discrete benefit adjustments of $5 million primarily related to the release of a valuation allowance, adjustments to uncertain tax positions and foreign deferred tax adjustments.
The overall effective tax rate of 26.5% for the nine months ended June 30, 2012 includes certain discrete items including the prior year quarter discrete items discussed previously, as well as two benefits of $7 million and $10 million, respectively, for the $21 million severance and restructuring charge and the $28 million fair value assessment of ISP inventory charge recorded during the prior year period.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2013.

(In millions)
Balance at October 1, 2012	$124
Increases related to positions taken on items from prior years	16
Decreases related to positions taken on items from prior years	(2)
Increases related to positions taken in the current year	10
Lapse of the statute of limitations	(9)
Settlement of uncertain tax positions with tax authorities	(2)
Balance at June 30, 2013	$137
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $14 million for continuing operations and $13 million for discontinued operations, respectively, related primarily to statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.
NOTE K – EMPLOYEE BENEFIT PLANS
For the nine months ended June 30, 2013, Ashland contributed $98 million to its U.S. pension plans and $19 million to its non-U.S. pension plans.  Ashland expects to make additional contributions to U.S. plans of approximately $6 million and to the non-U.S. plans of approximately $3 million during the remainder of 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EMPLOYEE BENEFIT PLANS (continued)

The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2013	2012	2013	2012
Three months ended June 30
Service cost (a)	$10	$9	$—	$1
Interest cost (b)	44	51	2	2
Curtailment (b)	—	(1)	—	—
Expected return on plan assets (b)	(60)	(56)	—	—
Amortization of prior service credit (b)	(1)	—	(5)	(3)
	$(7)	$3	$(3)	$—

Nine months ended June 30
Service cost (a)	$32	$28	$2	$2
Interest cost (b)	132	149	5	9
Curtailment (b)	—	(1)	—	—
Expected return on plan assets (b)	(178)	(170)	—	—
Amortization of prior service credit (b)	(1)	(1)	(16)	(10)
	$(15)	$5	$(9)	$1

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
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2013 quarter, it was determined that the liability for asbestos claims should be decreased by $28 million.  Total reserves for asbestos claims were $469 million at June 30, 2013 compared to $522 million at September 30, 2012.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2013	2012	2012	2011	2010
Asbestos reserve - beginning of period	$522	$543	$543	$537	$543
Reserve adjustment	(28)	11	11	41	28
Amounts paid	(25)	(25)	(32)	(35)	(34)
Asbestos reserve - end of period	$469	$529	$522	$543	$537
Ashland asbestos-related receivables
Ashland has insurance coverage for most of the litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide most of the coverage currently being accessed.  As a result, any increases in the asbestos reserve have been largely offset by probable insurance recoveries.  The amounts not recoverable generally are due from insurers that are insolvent, rather than as a result of uninsured claims or the exhaustion of Ashland’s insurance coverage.
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 65% of the estimated receivables from insurance companies are expected to be due from domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of June 30, 2013.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

During the December 2011 quarter, Ashland received $7 million in cash after reaching a settlement with certain insolvent London market insurance companies.  The cash received from this settlement during the prior period was recognized as an after-tax gain of $6 million within discontinued operations of the Statements of Consolidated Comprehensive Income since Ashland’s policy is to not record asbestos receivables for any carriers that are insolvent until cash is received.
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
At June 30, 2013, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $409 million, of which $85 million relates to costs previously paid.  Receivables from insurers amounted to $423 million at September 30, 2012.  During the June 2013 quarter, the annual update of the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was completed.  This model update resulted in a $3 million decrease in the receivable for probable insurance recoveries.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2013	2012	2012	2011	2010
Insurance receivable - beginning of period	$423	$431	$431	$421	$422
Receivable adjustment	(3)	19	19	42	36
Amounts collected	(11)	(24)	(27)	(32)	(37)
Insurance receivable - end of period	$409	$426	$423	$431	$421
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2013 quarter, it was determined that the liability for Hercules asbestos related claims should be increased by $46 million.  Total reserves for asbestos claims were $347 million at June 30, 2013 compared to $320 million at September 30, 2012.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2013	2012	2012	2011	2010	(a)
Asbestos reserve - beginning of period	$320	$311	$311	$375	$484
Reserve adjustment	46	30	30	(48)	(93)
Amounts paid	(19)	(15)	(21)	(16)	(16)
Asbestos reserve - end of period	$347	$326	$320	$311	$375

(a)    Reserve adjustment includes a reduction of $49 million during 2010 for purchase accounting adjustments as part of the purchase price allocation for the Hercules acquisition.
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of June 30, 2013.
As of June 30, 2013 and September 30, 2012, the receivables from insurers amounted to $75 million and $56 million, respectively.  As previously mentioned, during the June 2013 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update caused a $19 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2013	2012	2012	2011	2010	(a)
Insurance receivable - beginning of period	$56	$48	$48	$68	$118
Receivable adjustment	19	9	9	(20)	(50)
Amounts collected	—	(1)	(1)	—	—
Insurance receivable - end of period	$75	$56	$56	$48	$68

(a)    Receivable adjustment includes a reduction of $28 million during 2010 for purchase accounting adjustments as part of the purchase price allocation for the Hercules acquisition.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Asbestos liability projection
Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $740 million for the Ashland asbestos-related litigation and approximately $640 million for the Hercules asbestos-related litigation (or approximately $1.4 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2013, such locations included 78 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 146 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC (MAP) in 2005) and about 1,225 service station properties, of which 85 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $221 million at June 30, 2013 compared to $228 million at September 30, 2012, of which $180 million at June 30, 2013 and $187 million at September 30, 2012 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the nine months ended June 30, 2013 and 2012.

	Nine months ended
	June 30
(In millions)	2013	2012
Reserve - beginning of period	$228	$246
Disbursements, net of cost recoveries	(35)	(29)
Revised obligation estimates and accretion	27	23
Foreign currency translation	1	(1)
Reserve - end of period	$221	$239

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At June 30, 2013 and September 30, 2012, Ashland’s recorded receivable for these probable insurance recoveries was $26 million.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three and nine months ended June 30, 2013 and 2012.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2013	2012	2013	2012
Environmental expense	$20	$12	$25	$20
Accretion	—	1	2	3
Legal expense	—	1	1	2
Total expense	20	14	28	25

Insurance receivable	(3)	(2)	(4)	(5)
Total expense, net of receivable activity (a)	$17	$12	$24	$20

(a)
Net expense of $2 million and $4 million, respectively, for the three and nine months ended June 30, 2013 and $5 million and $8 million, respectively, for the three and nine months ended June 30, 2012 relates to divested businesses which qualified for treatment as discontinued operations and for which the environmental liabilities were retained by Ashland.  This amount is classified within the income (loss) from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $430 million.  No individual remediation location is significant, as the largest reserve for any site is 11% or less of the remediation reserve.
Insurance settlement
In March 2011, a disruption in the supply of a key raw material for Ashland occurred at a supplier. For a period of time while the raw material was not available from this supplier, an alternative source was used, but at a higher cost to Ashland. During the March 2013 quarter, Ashland finalized its settlement with the insurers and received full payment in the amount of $31 million. The insurance settlement resulted in a net gain of $22 million being recognized within the cost of sales caption of the Statements of Consolidated Comprehensive Income during the December 2012 quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Settled claim
During the June 2013 quarter, Ashland settled and collected a claim related to sales commissions and receivables within the Specialty Ingredients business segment. To recognize the settlement, Ashland recorded $13 million of income within the equity and other income caption on the Statements of Consolidated Comprehensive Income during the three and nine months ended June 30, 2013.
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2013 and September 30, 2012.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2013.
NOTE M – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.6 million at June 30, 2013 and 2012.  Earnings per share is reported under the treasury stock method.  While certain non-vested stock awards granted prior to January 2010 qualify as participating securities, the effect on earnings per share calculated under the two class method is not significant.

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2013	2012	2013	2012
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$117	$160	$274	$310
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	79	78	79	78
Share based awards convertible to common shares	1	2	1	2
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	80	80	80	80

EPS from continuing operations
Basic	$1.49	$2.04	$3.48	$3.97
Diluted	1.47	2.00	3.42	3.90

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCKHOLDERS’ EQUITY ITEMS
Capital stock
During the June 2013 quarter, the Board of Directors of Ashland authorized a $600 million common stock repurchase program. This new authorization replaced Ashland’s previous $400 million share repurchase authorization, approved in March 2011, which had $329 million remaining.  Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2014.
As part of the $600 million common stock repurchase program, Ashland announced and completed an accelerated share repurchase agreement (ASR Agreement) with Citibank, N.A. (Citibank) during the June 2013 quarter. Under the ASR Agreement, Ashland paid an initial purchase price of $150 million to Citibank and received an initial delivery of approximately 1.3 million shares of its common stock. The ASR Agreement had a variable maturity, at Citibank’s option, with a maximum pricing period termination date of August 21, 2013. In June 2013, Citibank exercised its early termination option under the ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $86.32 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were to be delivered by Citibank under the ASR Agreement was 1.7 million shares. Ashland received the additional 0.4 million shares from Citibank in June 2013 to settle the difference between the initial share delivery and the total number of shares repurchased.
During the June 2013 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of $0.34 per share to eligible shareholders of record. This amount was an increase from the quarterly dividend of $0.225 per share paid during the first and second quarters of fiscal 2013. During the year ended September 30, 2012, a quarterly dividend of $0.175 per share was paid for the first and second quarters, while $0.225 per share was paid for the third and fourth quarters.
Accumulated other comprehensive income
Components of other comprehensive income recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

	2013			2012
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation loss	$(9)	$—	$(9)	$(190)	$—	$(190)
Pension and postretirement obligation adjustment	(6)	2	(4)	(1)	—	(1)
Net change in interest rate hedges	—	—	—	(23)	9	(14)
Total other comprehensive income (loss)	$(15)	$2	$(13)	$(214)	$9	$(205)

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation loss	$(30)	$—	$(30)	$(217)	$—	$(217)
Pension and postretirement obligation adjustment	(17)	6	(11)	(1)	—	(1)
Net change in interest rate hedges	62	(24)	38	(33)	13	(20)
Total other comprehensive income (loss)	$15	$(18)	$(3)	$(251)	$13	$(238)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $8 million and $7 million for the three months ended June 30, 2013 and 2012, respectively, and $25 million and $19 million for the nine months ended June 30, 2013 and 2012, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted for the three and nine months ended June 30, 2013 were 2,600 and 0.9 million, respectively, and for the three and nine months ended June 30, 2012 were 14,300 and 0.7 million, respectively. As of June 30, 2013, there was $25 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares.  Cash dividends are paid on nonvested stock awards granted prior to January 2010, while dividends on subsequent nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Since January 2010, these instruments have been designated as non-participating securities under U.S. GAAP.  Nonvested stock awards granted for the three and nine months ended June 30, 2013 were 5,900 and 12,400, respectively, and for the three and nine months ended June 30, 2012 were 1,000 and 11,500, respectively.  As of June 30, 2013, there was $4 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.3 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer groups and/or internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the nine months ended June 30, 2013 and 2012 were 0.1 million and 0.2 million, respectively. There were

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK INCENTIVE PLANS (continued)
no performance shares/units granted for the three months ended June 30, 2013 and 2012. As of June 30, 2013, there was $12 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 1.8 years.
NOTE P – SEGMENT INFORMATION
Ashland’s businesses are managed along four reportable segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets.
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
Ashland Consumer Markets is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and car-care products. It operates and franchises more than 880 Valvoline Instant Oil ChangeSM centers in the United States. It markets ValvolineTM lubricants and automotive chemicals; MaxLifeTM lubricants for cars with higher mileage engines; NextGenTM motor oil, created with 50-percent re-refined oil; SynPowerTM synthetic motor oil; Eagle OneTM and Car BriteTM automotive appearance products; and ZerexTM antifreeze.
Unallocated and other generally includes items such as components of pension and other postretirement benefit plan income and expenses (excluding service costs, which are proportionately allocated to the business segments), certain significant company-wide restructuring and integration activities and legacy costs or adjustments that relate to divested businesses that are no longer operated by Ashland, such as environmental costs on legacy sites.
Segment results
The following table presents various financial information for each segment for the three and nine months ended June 30, 2013 and 2012.  Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring activities, such as the restructuring and integration plans described in Note E, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SEGMENT INFORMATION (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2013	2012	2013	2012
SALES
Specialty Ingredients	$716	$793	$2,020	$2,144
Water Technologies	435	427	1,281	1,302
Performance Materials	395	404	1,113	1,191
Consumer Markets	513	517	1,488	1,512
	$2,059	$2,141	$5,902	$6,149
OPERATING INCOME (LOSS)
Specialty Ingredients	$92	$156	$251	$341
Water Technologies	23	19	49	64
Performance Materials	17	37	52	92
Consumer Markets	77	59	222	162
Unallocated and other (a)	1	(8)	17	(73)
	$210	$263	$591	$586

(a)	For further information on the quantitative amounts of each component within this segment, see page 51 within Management’s Discussion and Analysis.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), a potential strategic transaction involving Ashland Water Technologies and a potential sale of the Elastomers business (including, in each case, the possibility that a transaction may not occur or that, if a transaction does occur, Ashland may not realize the anticipated benefits from such transaction), Ashland’s ability to generate sufficient cash to finance its stock repurchase plans, severe weather, natural disasters and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in its most recent Form 10-K (including Item 1A Risk Factors) filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-Q or otherwise except as required by securities or other applicable law.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.
BUSINESS OVERVIEW
Ashland profile
Ashland is a leading, global specialty chemical company that provides products, services and solutions that meet customer needs throughout a variety of industries.  Ashland’s chemistry is used in a wide variety of markets and applications, including architectural coatings, automotive, construction, energy, food and beverage, personal care, pharmaceutical, paper and water treatment.  With approximately 15,000 employees worldwide, Ashland serves customers in more than 100 countries.
Ashland’s sales generated outside of North America were 49% and 47% for the nine months ended June 30, 2013 and 2012, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2013	2012	2013	2012
North America (a)	51%	54%	51%	53%
Europe	28%	26%	28%	27%
Asia Pacific	14%	13%	14%	13%
Latin America & other	7%	7%	7%	7%
	100%	100%	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Business segments
Ashland’s reporting structure is composed of four reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  For further descriptions of each business segment, see “Results of Operations – Business Segment Review” beginning on page 43.
The contribution to sales by each business segment expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Business Segment	2013	2012	2013	2012
Specialty Ingredients	35%	37%	34%	35%
Water Technologies	21%	20%	22%	21%
Performance Materials	19%	19%	19%	19%
Consumer Markets	25%	24%	25%	25%
	100%	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
During 2013 and other previous periods, the following transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Financing activities
Senior notes refinancing
During the March 2013 quarter, Ashland completed its issuance of senior notes with an aggregate principal amount of $2.3 billion. These senior notes are comprised of 3.000% senior notes due 2016 ($600 million), 3.875% senior notes due 2018 ($700 million), 4.750% senior notes due 2022 ($625 million) and 6.875% senior notes due 2043 ($375 million). The 2022 notes were issued as additional notes under the existing 2022 notes indenture issued in August 2012 and have the same terms as the originally issued notes. The 2043 notes were issued at a $1 million premium, while the new 2022 notes were issued at a $6 million discount. In accordance with U.S. GAAP, the premium and discount are being accreted into the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income over the terms of the respective notes.
During the March 2013 quarter, Ashland also entered into the 2013 Senior Credit Facility in an aggregate amount of $1.2 billion, which replaced the previous $1.0 billion senior secured revolving credit facility under the 2011 Senior Credit Facility.
Ashland used the net proceeds from its issuance of the senior notes, along with the initial $85 million borrowing under the 2013 Senior Credit Facility and cash on hand, (i) to pay in full the 2011 Senior Credit Facility, including the $1.41 billion outstanding principal of the term loan A facility and the $1.03 billion outstanding principal of the term loan B facility, (ii) to pay $52 million to terminate the interest rate swaps associated with the term loan A and term loan B facilities, (iii) to pay accrued interest, fees and expenses under the 2011 Senior Credit Facility and (iv) to pay $38 million in fees and expenses with respect to the issuance of the senior notes and entry into the 2013 Senior Credit Facility. The $52 million charge to terminate the interest rate swaps is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2013. The $38 million of new fees and expense is being amortized proportionately for each tranche of the senior notes and the 2013 Senior Credit Facility.
As a result of the repayment and the termination of the 2011 Senior Credit Facility, Ashland recognized a $47 million charge for the accelerated amortization of previous debt issuance and other costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2013.
9.125% senior notes and 4.750% senior notes
In July 2012, Ashland commenced a tender offer to purchase for cash any and all of the $650 million aggregate principal of the 9.125% senior notes. In conjunction with this tender offer, Ashland issued $500 million aggregate principal amount of 4.750% senior unsecured notes due 2022. The proceeds of the new notes, together with available cash, were used to pay the consideration, accrued and unpaid interest and related fees and expenses in connection with Ashland’s cash tender offer for the 9.125% senior notes. At the close of the tender offer, $572 million aggregate principal amount of the 9.125% senior notes was redeemed by Ashland, representing 88% of the 9.125% senior notes. Ashland recognized a $24 million charge for debt issuance costs and original issue discount related to the portion of the 9.125% senior notes that were redeemed early, as well as a $67 million charge related to an early redemption premium payment, both of which are included in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income for the September 2012 quarter.
During the June 2013 quarter, Ashland redeemed the remaining $78 million outstanding principal of the 9.125% senior notes. Ashland recognized a $3 million charge for debt issuance costs and the original issue discount related to the 9.125% senior notes, as well as a $4 million charge related to an early redemption premium

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

payment, both of which are included in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2013.
Accounts receivable securitization
On August 31, 2012, Ashland entered into a $350 million accounts receivable securitization facility pursuant to (i) a Sale Agreement, among Ashland and certain of its direct and indirect subsidiaries (each an Originator and collectively, the Originators) and CVG Capital III LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of the Originators (CVG) and (ii) a Transfer and Administration Agreement, as amended, among CVG, each Originator, Ashland, as Master Servicer, certain Conduit Investors, Uncommitted Investors, Letter of Credit Issuers, Managing Agents, Administrators and Committed Investors, and The Bank of Nova Scotia, as agent for various secured parties (the Agent).
Under the Sale Agreement, each Originator will transfer, on an ongoing basis, substantially all of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG. Under the terms of the Transfer and Administration Agreement, CVG may, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors through the sale of an undivided interest in such accounts receivable, related assets and collections. The Transfer and Administration Agreement has a term of three years, but is extendable at the discretion of the Investors. Ashland accounts for the securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Condensed Consolidated Balance Sheets as accounts receivable. Fundings under the Transfer and Administration Agreement will be repaid as accounts receivable are collected, with new fundings being advanced (through daily reinvestments) as new accounts receivable are originated by the Originators and transferred to CVG, with settlement generally occurring monthly. Ashland continues to classify any borrowings under this facility as a short-term debt instrument within the Condensed Consolidated Balance Sheets. Once sold to CVG, the accounts receivable, related assets and rights to collection described above are separate and distinct from each Originator’s own assets and are not available to its creditors should such Originator become insolvent. Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement.
At June 30, 2013, Ashland had drawn all of the $350 million in available funding provided by the $603 million in qualifying accounts receivable transferred by Ashland to CVG. The weighted-average interest rate for this instrument was 1.0% for the nine months ended June 30, 2013.
Other financing activities
Ashland’s corporate credit ratings have remained unchanged from those reported in its Form 10-K filed in November 2012.  Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba1, with a stable outlook from both.  Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.  As of June 30, 2013, Ashland’s access to cash has remained largely unchanged since September 30, 2012 with a total of approximately $1.4 billion of liquidity, defined as cash and availability under liquidity facilities.
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
International Specialty Products acquisition
On August 23, 2011, Ashland completed its acquisition of ISP, a global specialty chemical manufacturer of innovative functional ingredients and technologies, in a transaction valued at $3.2 billion.  ISP reported sales of $1.9 billion for the twelve month period ended September 30, 2011.  The purchase price of $2.2 billion was an all cash transaction, reduced by the amount of ISP’s net indebtedness at closing.  Ashland has included ISP within the Specialty Ingredients reportable segment, with the exception of ISP’s Elastomers business line, which has been included within the Performance Materials reportable segment.  The acquisition was recorded by Ashland using the acquisition method of accounting in accordance with applicable U.S. GAAP, whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values. The purchase price allocation for the acquisition was completed as of September 30, 2012.
Distribution divestiture
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC (Nexeo) of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  The transaction was an asset sale with the total post-closing adjusted cash proceeds received by Ashland of $972 million, before transaction fees and taxes.  Ashland recognized an after-tax gain of $271 million during 2011.  Because this transaction signified Ashland’s exit from the distribution business, the results of operations and cash flows of Distribution have been classified as discontinued operations for all periods presented.  During the year following the sale of Distribution, certain indirect corporate costs included within selling, general and administrative expense that were previously allocated to the Distribution reporting segment that did not qualify for discontinued operations accounting classification were reported as costs within the Unallocated and other section of continuing operations for segment reporting purposes and equaled $5 million for the nine months ended June 30, 2012.
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
As part of this sale, Ashland received transition service fees for ongoing administrative and other services provided to Nexeo.  Ashland recognized transition service fees of $6 million and $22 million, respectively, during the three and nine months ended June 30, 2012, which offset the costs of providing transition services and were classified within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  While the transition service agreements varied in duration depending upon the type of service provided, Ashland implemented plans to reduce costs as the transition services were phased out.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Restructuring and integration programs
Ashland periodically implements corporate restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.
Severance costs
During the prior years, Ashland announced steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to an expanded global joint venture.  Targeted cost reductions for the Distribution and Casting Solutions’ stranded costs were $40 million.  In addition, Ashland continues to integrate ISP, subsequent to its purchase in August 2011.  Targeted synergy cost reductions related to this acquisition are $50 million.
Steps to address cost reduction opportunities included Ashland’s announced voluntary severance offer (VSO) in June 2011 to approximately 1,500 regular, full-time, non-union, U.S.-based employees, primarily within various shared resource groups as well as certain positions within the Specialty Ingredients business, which ultimately resulted in 150 employees being formally approved for the VSO.  An involuntary program was also initiated in 2011 as a further step to capture targeted saving levels from these transactions and other business cost savings initiatives.  The VSO and involuntary programs resulted in a severance charge of $34 million during the September 2011 quarter.  The involuntary program continued during 2012 and resulted in an expense of $21 million being recognized within the selling, general and administrative expense caption during the nine months ended June 30, 2012. As of June 30, 2013, the remaining restructuring reserve for these programs totaled $16 million.
As of June 30, 2013, approximately $75 million of annualized cost savings have been achieved from these cost reduction programs primarily through reductions in supply chain, IT and finance resource groups.  The $40 million original estimated cost savings were principally achieved as of the end of the March 2012 quarter for the Distribution and Casting Solutions stranded costs, while $35 million of the total $50 million of synergy savings were achieved through June 30, 2013, with the remaining $15 million expected to be completed once full implementation of Ashland’s ERP platform is completed.  Additional charges related to the involuntary program may occur in subsequent periods as they are identified through ongoing internal assessments and efforts to maximize operational efficiencies.
Facility costs
During the March 2012 quarter, Ashland incurred a $20 million lease abandonment charge related to its exit from an office facility that was retained as part of the Hercules acquisition.  The costs related to the reserve will be paid over the remaining lease term through May 2016.  Also during the March 2012 quarter, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility in China.  This project abandonment resulted in a $16 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption during the nine months ended June 30, 2012.  As of June 30, 2013, the remaining restructuring reserve for these programs totaled $8 million.
Stock repurchase and annual dividend increase
During the June 2013 quarter, the Board of Directors of Ashland authorized a $600 million common stock repurchase program. This new authorization replaced Ashland’s previous $400 million share repurchase authorization, approved in March 2011, which had $329 million remaining.  Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

As part of the $600 million common stock repurchase program, Ashland announced and completed an accelerated share repurchase agreement (ASR Agreement) with Citibank, N.A. (Citibank) during the June 2013 quarter. Under the ASR Agreement, Ashland paid an initial purchase price of $150 million to Citibank and received an initial delivery of approximately 1.3 million shares of its common stock. The ASR Agreement had a variable maturity, at Citibank’s option, with a maximum pricing period termination date of August 21, 2013. In June 2013, Citibank exercised its early termination option under the ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $86.32 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were to be delivered by Citibank under the ASR Agreement was 1.7 million shares. Ashland received the additional 0.4 million shares from Citibank in June 2013 to settle the difference between the initial share delivery and the total number of shares repurchased.
During the June 2013 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of $0.34 per share to eligible shareholders of record. This amount was an increase from the quarterly dividend of $0.225 per share paid during the first and second quarters of fiscal 2013. During the year ended September 30, 2012, a quarterly dividend of $0.175 per share was paid for the first and second quarters, while $0.225 per share was paid for the third and fourth quarters.
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
Consolidated review
Net income
Current Quarter - Ashland’s net income amounted to $124 million and $151 million for the three months ended June 30, 2013 and 2012, respectively, or $1.55 and $1.90 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $117 million and $160 million for the three months ended June 30, 2013 and 2012, respectively, or $1.47 and $2.00 diluted earnings per share, respectively.  Operating income was $210 million and $263 million for the three months ended June 30, 2013 and 2012, respectively.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $51 million and $53 million for the three months ended June 30, 2013 and 2012, respectively.  Both quarters were impacted by certain charges associated with debt refinancing activity. For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
The effective income tax expense rates of 25.9% and 25.6% for the three months ended June 30, 2013 and 2012, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in income of $7 million and expense of $9 million for the three months ended June 30, 2013 and 2012, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Year-to-Date - Ashland’s net income amounted to $278 million and $300 million for the nine months ended June 30, 2013 and 2012, respectively, or $3.47 and $3.77 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $274 million and $310 million for the nine months ended June 30, 2013 and 2012, respectively, or $3.42 and $3.90 diluted earnings per share, respectively.  Operating income was $591 million and $586 million for the nine months ended June 30, 2013 and 2012, respectively.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $239 million and $166 million for the nine months ended June 30, 2013 and 2012, respectively.  Both periods were impacted by certain charges associated with debt refinancing activity. For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
The effective income tax expense rates of 23.5% and 26.5% for the nine months ended June 30, 2013 and 2012, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in income of $4 million and expense of $10 million for the nine months ended June 30, 2013 and 2012, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating income
Current Quarter - Operating income amounted to $210 million and $263 million for the three months ended June 30, 2013 and 2012, respectively. The current quarter was impacted by certain key items, including a $13 million gain resulting from Ashland’s settlement of a claim, as well as a $16 million environmental reserve charge related to previously divested businesses and $7 million of restructuring and other integration costs. Operating income for the current quarter also included a $17 million charge associated with a lower of cost or market inventory adjustment in the Elastomers line of business primarily affecting prior fiscal 2013 interim periods, of which $13 million related to the December 2012 quarter. The prior year quarter was impacted by certain key items, including net environmental reserve charges related to previously divested businesses of $8 million and $3 million related to restructuring and integration costs.
Operating income for the three months ended June 30, 2013 and 2012 included depreciation and amortization of $106 million and $107 million, respectively. EBITDA totaled $322 million and $366 million for the three months ended June 30, 2013 and 2012, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	Three months ended
	June 30
(In millions)	2013	2012
Net income	$124	$151
Income tax expense	41	55
Net interest and other financing expense	51	53
Depreciation and amortization	106	107
EBITDA	322	366
(Income) loss from discontinued operations (net of income taxes)	(7)	9
Settled claim	(13)	—
Restructuring and other integration costs	7	3
Net loss on divestitures	—	(5)
Environmental reserve adjustments	16	8
Adjusted EBITDA	$325	$381
Year-to-Date - Operating income amounted to $591 million and $586 million for the nine months ended June 30, 2013 and 2012, respectively. The current period was impacted by certain key items, including a $13 million gain resulting from Ashland’s settlement of a claim, an $11 million restructuring charge associated with cost structure initiatives within the Water Technologies business, $19 million of other restructuring and ISP integration costs, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim and a $16 million net environmental charge related to previously divested businesses.  Operating income in the current period also included a $31 million loss on straight guar. The prior year period was impacted by certain key items, including a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition, a $20 million lease abandonment charge related to the closure of a corporate facility, $11 million of ISP integration costs, a $16 million charge related to the abandonment of a construction project for a multi-purpose facility in China, an $8 million net environmental charge related to previously divested businesses, as well as $21 million for restructuring and integration charges from Ashland’s ongoing stranded cost and ISP integration programs.
Operating income for the nine months ended June 30, 2013 and 2012 included depreciation and amortization of $316 million and $319 million, respectively (which excludes accelerated depreciation of $2 million and $1 million for the nine months ended June 30, 2013 and 2012, respectively). EBITDA totaled $917 million and $897 million for the nine months ended June 30, 2013 and 2012, respectively.  Adjusted EBITDA results in

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	Nine months ended
	June 30
(In millions)	2013	2012
Net income	$278	$300
Income tax expense	84	112
Net interest and other financing expense	239	166
Depreciation and amortization (a)	316	319
EBITDA	917	897
(Income) loss from discontinued operations (net of income taxes)	(4)	10
Restructuring and other integration costs	30	68
Settled claim	(13)	—
Insurance settlement	(22)	—
Environmental reserve adjustments	16	8
Impairment of IPR&D assets	4	—
Foreign tax assessment	2	—
Net gain on divestitures	—	(1)
Inventory fair value adjustment	—	28
Accelerated depreciation	2	1
Adjusted EBITDA	$932	$1,011

(a)Excludes $2 million and $1 million of accelerated depreciation for the nine months ended June 30, 2013 and 2012, respectively.
Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three and nine months ended June 30, 2013 and 2012.

	Three months ended June 30			Nine months ended June 30
(In millions)	2013	2012	Change	2013	2012	Change
Sales	$2,059	$2,141	$(82)	$5,902	$6,149	$(247)
Current Quarter - Sales for the current quarter decreased $82 million, or 4%, compared to the prior year quarter primarily as a result of pricing decreases and changes in product mix, which decreased sales by $127 million and $26 million, respectively.  Improved volume and favorable currency exchange increased sales by $70 million and $3 million, respectively, while the prior quarter included $2 million of transitional sales from the Synlubes business divestiture.
Year-to-Date - Sales for the current period decreased $247 million, or 4%, compared to the prior year period primarily as a result of pricing declines and changes in product mix, which decreased sales by $180 million and $27 million, respectively.  The sale of Ashland’s Synlubes and PVAc businesses reduced sales by a combined $34 million, while improved volume increased sales by $16 million. Unfavorable currency exchange decreased sales by $22 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2013	2012	Change	2013	2012	Change
Cost of sales	$1,479	$1,514	$(35)	$4,217	$4,426	$(209)
Gross profit as a percent of sales	28.2%	29.3%		28.5%	28.0%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter - Cost of sales for the current quarter decreased $35 million, or 2%, compared to the prior year quarter primarily due to lower raw material costs resulting in decreased cost of sales of $84 million, or 6%, in addition to changes in product mix resulting in a decrease of $24 million, or 2%. Higher volume and currency exchange caused increases of $51 million and $5 million, respectively.  The current quarter included a $17 million charge associated with a lower of cost or market inventory adjustment in the Elastomers line of business.
Year-to-Date - Cost of sales for the current period decreased $209 million, or 5%, compared to the prior year period primarily due to lower raw material costs resulting in decreased cost of sales of $133 million, or 3%, in addition to changes in product mix resulting in a decrease of $42 million, or 1%. The sale of Ashland’s Synlubes and PVAc businesses caused a combined decrease of $26 million, or 1%. Currency exchange caused a decrease of $11 million, while higher volume caused an increase of $3 million.  The current period included a $31 million loss on straight guar within the energy market of the Specialty Ingredients business, a $22 million gain resulting from Ashland’s settlement of an insurance claim and accelerated depreciation of $2 million related to plant closure costs. The prior year period included a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition.

	Three months ended June 30			Nine months ended June 30
(In millions)	2013	2012	Change	2013	2012	Change
Selling, general and administrative
expense	$363	$349	$14	$1,047	$1,092	$(45)
As a percent of sales	17.6%	16.3%		17.7%	17.8%
Current Quarter - Selling, general and administrative expenses for the current quarter increased 4% compared to the prior year quarter, and expenses as a percent of sales increased 1.3 percentage points.  The current and prior year quarter included expense of $7 million and $3 million, respectively, for severance, restructuring and integration charges, in addition to expense of $16 million and $8 million, respectively, for environmental reserve adjustments.
Year-to-Date - Selling, general and administrative expenses for the current period decreased 4% compared to the prior year period, and expenses as a percent of sales decreased 0.1 percentage point.  The current and prior year period included expense of $30 million and $68 million, respectively, for severance, restructuring and integration charges, in addition to expense of $20 million and $13 million, respectively, for environmental reserve adjustments. The remaining decline during the current period primarily resulted from an $22 million increase in pension and other postretirement net periodic income.

	Three months ended June 30			Nine months ended June 30
(In millions)	2013	2012	Change	2013	2012	Change
Research and development expense	$35	$30	$5	$106	$91	$15
Current Quarter - Research and development expense increased $5 million compared to the prior year quarter due to an overall increase in activity across all business segments.
Year-to-Date - Research and development expense increased $15 million compared to the prior year period primarily due to a $4 million impairment charge related to certain IPR&D assets associated with the acquisition of ISP, in addition to an overall increase in activity across all business segments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30			Nine months ended June 30
(In millions)	2013	2012	Change	2013	2012	Change
Equity and other income
Equity income	$8	$10	$(2)	$21	$24	$(3)
Other income	20	5	15	38	22	16
	$28	$15	$13	$59	$46	$13
Current Quarter and Year-to-Date - Equity income remained consistent between periods. The increase in other income during the current quarter and period is primarily due to income of $13 million resulting from Ashland’s settlement of a claim related to sales commissions and receivables within the Specialty Ingredients business segment.

	Three months ended June 30			Nine months ended June 30
(In millions)	2013	2012	Change	2013	2012	Change
Net interest and other financing
expense (income)
Interest expense	$46	$56	$(10)	$231	$170	$61
Interest income	(1)	(4)	3	(2)	(9)	7
Other financing costs	6	1	5	10	5	5
	$51	$53	$(2)	$239	$166	$73
Current Quarter - The decrease in interest expense and other financing costs of $2 million in the current quarter compared to the prior year quarter was primarily due to a lower weighted-average interest rate during the current quarter, primarily resulting from Ashland’s repayment of the 2011 Senior Credit Facility during the March 2013 quarter and repayment of the 9.125% senior notes during the current and September 2012 quarters. This decrease was partially offset by a $3 million charge for debt issuance costs and the original issue discount, as well as a $4 million charge related to an early redemption premium payment, both resulting from Ashland’s repayment of the remaining 9.125% senior notes during the current quarter.
Year-to-Date - The increase in interest expense and other financing costs of $73 million in the current period compared to the prior year period was primarily due to a $47 million charge for the accelerated amortization of debt issuance and other costs resulting from the repayment of the 2011 Senior Credit Facility, as well as a $52 million charge resulting from the termination of the interest rate swap agreements associated with the 2011 Senior Credit Facility. The current period also included a $3 million charge for debt issuance costs and the original issue discount, as well as a $4 million charge related to an early redemption premium payment, both resulting from Ashland’s repayment of the remaining 9.125% senior notes during the current quarter.  Excluding these charges, the decrease in interest expense was due to a lower weighted-average interest rate during the current period, primarily resulting from Ashland’s repayment of the 2011 Credit Facility during the March 2013 quarter and the repayment of the 9.125% senior notes during the current and September 2012 quarter.

	Three months ended June 30			Nine months ended June 30
(In millions)	2013	2012	Change	2013	2012	Change
Net (loss) gain on divestitures
MAP Transaction adjustments	(1)	—	(1)	6	(3)	9
AWT middle market commercial accounts	—	5	(5)	—	5	(5)
	$(1)	$5	$(6)	$6	$2	$4
Current Quarter - The net loss on divestitures in the current quarter resulted from subsequent tax adjustments related to the MAP Transaction for certain state tax attributes. The net gain on divestitures in the prior year

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

quarter included the gain resulting from the sale of Water Technologies’ middle market commercial business to Rochester Midland Corporation.
Year-to-Date - In addition to the items noted in the quarterly discussion above, the net gain on divestitures during the prior year period included subsequent adjustments related to the MAP Transaction.

	Three months ended June 30			Nine months ended June 30
(In millions)	2013	2012	Change	2013	2012	Change
Income tax expense	$41	$55	$(14)	$84	$112	$(28)
Effective tax rate	25.9%	25.6%		23.5%	26.5%
Current Quarter - The overall effective tax rate was 25.9% for the current quarter and was impacted by discrete charges of $4 million, primarily related to ISP integration activities. The overall effective tax rate of 25.6% for the prior year quarter included net discrete benefit adjustments of $5 million primarily related to the release of a valuation allowance, adjustments to uncertain tax positions and foreign deferred tax adjustments.
Year-to-Date - The overall effective tax rate was 23.5% for the current period and includes certain discrete items such as the current quarter discrete items discussed previously, as well as two net discrete tax benefit adjustments of $6 million and $4 million, respectively, related to the reversal of an unrecognized tax benefit and a foreign income tax rate change recorded during the current period. Additionally, the current period was impacted by a $36 million benefit related to the $106 million charge from interest rate swap terminations and accelerated debt issuance and other costs and a $6 million benefit for fiscal year 2012 research and development credits as a result of tax legislation that became effective in the current period. These favorable discrete items were partially offset by unfavorable discrete adjustments of $14 million, primarily related to recording a reserve for an unrecognized benefit associated with a foreign tax audit. The overall effective tax rate of 26.5% for the prior year period included certain discrete items such as the prior year quarter discrete items discussed previously, as well as two benefits of $7 million and $10 million, respectively, for the $21 million severance and restructuring charge and the $28 million fair value assessment of ISP inventory charge recorded during the prior year period.
The American Taxpayer Relief Act of 2012 will have a net favorable impact on Ashland’s 2013 effective tax rate and resulted in recording research and development tax credits in the current period. In addition, there could be other significant adjustments to Ashland’s 2013 effective tax rate related to international restructuring activities and ISP integration. Ashland currently estimates the effective tax rate for 2013 to be in the 25%-27% range, excluding discrete items.

	Three months ended June 30			Nine months ended June 30
(In millions)	2013	2012	Change	2013	2012	Change
Income (loss) from discontinued
operations (net of income taxes)
Distribution	$(2)	$(2)	$—	$(3)	$(9)	$6
Asbestos-related litigation reserves	4	(7)	11	3	(1)	4
APAC	5	—	5	4	—	4
	$7	$(9)	$16	$4	$(10)	$14

Current Quarter - The current and prior year quarter results each included expense of $2 million resulting from subsequent tax and environmental reserve adjustments related to the sale of Distribution. The current and prior year quarters also included after-tax net adjustments to the asbestos reserve and receivables of $4 million in income and $7 million in expense, respectively. The current quarter also included income of $5 million resulting from subsequent tax adjustments related to the sale of APAC. See Notes C and D of Notes to Condensed Consolidated Financial Statements for further information.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date - The current and prior year period results included expense of $3 million and $9 million, respectively, related to subsequent tax and environmental reserve adjustments related to the sale of Distribution. The current and prior year periods also included net adjustments to the asbestos reserve and receivables of $3 million in income and $1 million in expense, respectively.  The current period also included income of $4 million resulting from subsequent tax adjustments related to the sale of APAC. See Notes C, D and L of Notes to Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW
Ashland’s businesses are managed along four industry segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets. Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring and integration activities, such as certain restructuring plans described in Note E of Notes to Condensed Consolidated Financial Statements, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, such as environmental costs on legacy sites, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
The EBITDA and adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows: EBITDA (operating income plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), and adjusted EBITDA margin (adjusted EBITDA, which may include pro forma adjustments, divided by sales or sales adjusted for pro forma results).  Ashland does not allocate items to each business segment below operating income, such as interest expense and income taxes.  As a result, business segment EBITDA and adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable Statement of Consolidated Comprehensive Income caption.
The following table shows sales, operating income and statistical operating information by business segment for the three and nine months ended June 30, 2013 and 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2013	2012	2013	2012
Sales
Specialty Ingredients	$716	$793	$2,020	$2,144
Water Technologies	435	427	1,281	1,302
Performance Materials	395	404	1,113	1,191
Consumer Markets	513	517	1,488	1,512
	$2,059	$2,141	$5,902	$6,149
Operating income (loss)
Specialty Ingredients	$92	$156	$251	$341
Water Technologies	23	19	49	64
Performance Materials	17	37	52	92
Consumer Markets	77	59	222	162
Unallocated and other	1	(8)	17	(73)
	$210	$263	$591	$586
Depreciation and amortization
Specialty Ingredients	$66	$68	$198	$200
Water Technologies	18	18	54	54
Performance Materials	13	12	40	37
Consumer Markets	9	9	26	27
Unallocated and other	—	—	—	2
	$106	$107	$318	$320
Operating information
Specialty Ingredients
Sales per shipping day	$11.2	$12.4	$10.7	$11.3
Metric tons sold (thousands)	108.7	104.3	298.3	298.9
Gross profit as a percent of sales (a)	28.5%	34.7%	29.9%	32.6%
Water Technologies
Sales per shipping day	$6.8	$6.7	$6.8	$6.9
Gross profit as a percent of sales (a)	33.9%	32.1%	33.5%	31.7%
Performance Materials
Sales per shipping day	$6.2	$6.3	$5.9	$6.3
Metric tons sold (thousands)	137.9	133.4	394.0	411.3
Gross profit as a percent of sales (a)	14.2%	18.1%	14.8%	17.3%
Consumer Markets
Lubricant sales gallons	41.3	40.8	117.6	118.2
Premium lubricants (percent of U.S. branded volumes)	33.6%	30.8%	33.5%	30.2%
Gross profit as a percent of sales (a)	32.4%	26.8%	31.5%	26.2%

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

June 2013 quarter compared to June 2012 quarter
Specialty Ingredients’ sales decreased to $716 million in the current quarter compared to $793 million in the prior year quarter, primarily as a result of lower pricing, which decreased sales $82 million, or 10%. The decline in pricing was principally within the energy market where significant price declines occurred as a result of much weaker demand for certain guar products than in the prior year quarter. Volume increased sales $35 million, or 4%, during the current quarter as metric tons sold increased to 108.7 thousand, while mix of product sold decreased sales by $30 million, or 4%.
Gross profit during the current quarter decreased $71 million compared to the prior year quarter. Lower pricing, primarily due to lower demand within the energy market for certain guar products, resulted in gross profit decline of $71 million. While profitability for these products has slightly improved since the March 2013 quarter, it is still significantly below historical levels. Higher volume increased gross profit by $9 million, while changes in product mix and unfavorable currency exchange decreased gross profit by $7 million and $2 million, respectively.  In total, gross profit margin during the current quarter decreased 6.2 percentage points to 28.5% compared to the prior year quarter.
Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $5 million in the current quarter as compared to the prior year quarter, primarily due to modest increases within advertising, bad debt and system integration costs. Equity and other income increased $12 million in the current quarter compared to the prior year quarter, primarily due to income of $13 million recorded in the current quarter from Ashland’s settlement of a claim.
Operating income totaled $92 million for the current quarter compared to $156 million in the prior year quarter.  EBITDA decreased $66 million to $158 million in the current quarter, while adjusted EBITDA decreased $79 million to $145 million in the current quarter.  Adjusted EBITDA margin decreased 7.9 percentage points in the current quarter to 20.3%.
Fiscal 2013 year-to-date compared to fiscal 2012 year-to-date
Specialty Ingredients’ sales decreased to $2,020 million in the current period compared to $2,144 million in the prior year period, primarily as a result of lower pricing, which decreased sales $87 million, or 4%. The decline in pricing was principally within the energy market where significant price declines occurred as a result of much weaker demand for certain guar products than in the prior year. Volume remained flat during the current period compared to the prior year period. Changes in product mix decreased sales $30 million, or 1%, while unfavorable currency decreased sales $7 million.
Gross profit during the current period decreased $94 million compared to the prior year period. The current period included a $31 million loss on certain guar inventory, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim. The prior year period included a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition. Increased raw material costs and lower prices resulted in gross profit decline of $108 million, while volume and product mix combined to increase gross profit by $1 million. Unfavorable currency exchange decreased gross profit by $6 million.  In total, gross profit margin during the current period decreased 2.7 percentage points to 29.9% compared to the prior year period.
During the current period, Specialty Ingredients experienced a significant decline in sales and profitability related to certain guar products within the energy market, as gross profit for these products declined by $137 million compared to the prior year period. This was primarily attributable to the $31 million lower of cost or market charge on certain guar inventory, as well as lower sales pricing and volume for these products. During the current quarter, profitability for these products has slightly improved since the March 2013 quarter, but is still significantly below historical levels.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expenses increased $12 million during the current period as compared to the prior year period, primarily due to increased research and development expense of $7 million, which included a $4 million impairment charge related to certain IPR&D assets purchased as part of the acquisition of ISP.  Equity and other income increased $16 million in the current period compared to the prior year period, primarily due to income of $13 million resulting from Ashland’s settlement of a claim.
Operating income totaled $251 million for the current period compared to $341 million in the prior year period.  EBITDA decreased $92 million to $449 million in the current period, while adjusted EBITDA decreased $151 million to $418 million in the current period.  Adjusted EBITDA margin decreased 5.8 percentage points in the current period to 20.7%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three and nine months ended June 30, 2013 and 2012 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The $13 million adjustment in the current quarter and period relates to Ashland’s settlement of a claim. The $4 million adjustment in the current period relates to an impairment charge related to certain IPR&D assets associated with the acquisition of ISP. The $22 million adjustment in the current period relates to a gain resulting from Ashland’s settlement of an insurance claim. The inventory fair value adjustment of $28 million in the prior year period relates to the portion of acquired inventory sold during each period that was recorded at fair value in conjunction with the acquisition of ISP.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2013	2012	2013	2012
Operating income	$92	$156	$251	$341
Depreciation and amortization	66	68	198	200
EBITDA	158	224	449	541
Settled claim	(13)	—	(13)	—
Insurance settlement	—	—	(22)	—
Inventory fair value adjustment	—	—	—	28
Impairment of IPR&D assets	—	—	4	—
Adjusted EBITDA	$145	$224	$418	$569
Water Technologies
Water Technologies is a leading specialty chemicals supplier of process, utility and functional chemistries globally. It offers products and equipment technologies designed to help customers improve operational efficiencies, enhance product quality, protect plant assets and minimize environmental impact.
During the March 2013 quarter, Water Technologies announced a business reorganization to improve the focus on its two key business units, Pulp & Paper and Industrial Water, by forming separate global sales organizations for each business.  The new organizations will help improve service to both the Pulp & Paper and Industrial Water customers.  The redesign project will also modify some of the key processes in each business, leading to improved efficiency, reduced complexity and increased agility, all of which are focused on improving Water Technologies’ responsiveness to changes in the market. As part of this reorganization, Ashland expects to eliminate approximately $20 million of annualized selling, general and administrative costs globally in order to achieve full run-rate savings by the end of the December 2013 quarter.  As a result of this reorganization,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Ashland recorded a $13 million restructuring charge in the current year period, of which $11 million was within the business.
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
June 2013 quarter compared to June 2012 quarter
Water Technologies’ sales increased to $435 million in the current quarter compared to $427 million in the prior year quarter, primarily due to volume, which increased sales $15 million, or 4%.  Pricing decreased sales $6 million, while the prior year quarter included $2 million of transitional sales from the Synlubes business divestiture. Favorable currency exchange increased sales an additional $1 million.
Gross profit increased $11 million in the current quarter compared to the prior year quarter.  Improved volumes resulted in increased gross profit of $7 million, while cost reductions increased gross profit by $4 million. The prior year quarter included $1 million of gross profit related to transitional sales from the Synlubes business divestiture, while unfavorable currency exchange increased gross profit by $1 million.  In total, gross profit margin during the current quarter increased 1.8 percentage points to 33.9% compared to the prior year quarter.
Selling, general and administrative expenses increased $7 million, or 6%, during the current quarter as compared to the prior year quarter, primarily due to increased incentive compensation expense as well as marketing and selling expenses.
Operating income totaled $23 million during the current quarter compared to $19 million during the prior year quarter.  EBITDA increased $4 million to $41 million. EBITDA margin increased 0.7 percentage points in the current quarter to 9.4%. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
Fiscal 2013 year-to-date compared to fiscal 2012 year-to-date
Water Technologies’ sales decreased to $1,281 million in the current period compared to $1,302 million in the prior year period.  The sale of Synlubes and other divested businesses resulted in decreased sales of $23 million, or 2%, while pricing and unfavorable currency exchange each decreased sales an additional $11 million, or 1%. Volume increased sales by $24 million, or 2%.
Gross profit increased $17 million in the current period compared to the prior year period.  Cost reductions resulted in increased gross profit of $19 million, while increased volumes resulted in a $9 million increase. The sale of Synlubes and other divested businesses resulted in a gross profit decline of $7 million, while unfavorable currency exchange reduced gross profit an additional $4 million.  In total, gross profit margin during the current period increased 1.8 percentage points to 33.5% compared to the prior year period, primarily as a result of cost reductions.
Selling, general and administrative expenses increased $31 million, or 9%, during the current period as compared to the prior year period, primarily as a result of the current period’s $11 million restructuring charge associated with certain cost structure initiatives within the business. Higher selling and marketing expense and incentive compensation expense also resulted in increased expense of $12 million and $5 million, respectively, in the current period compared to the prior year period. Equity and other income decreased $1 million in the current period compared to the prior year period.
Operating income totaled $49 million during the current period compared to $64 million during the prior year period.  EBITDA decreased $15 million to $103 million, while adjusted EBITDA decreased $2 million in the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

current period to $114 million. Adjusted EBITDA margin remained unchanged compared to the prior year period at 8.9%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three and nine months ended June 30, 2013 and 2012 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Water Technologies.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The $11 million adjustment in the current period relates to a restructuring charge associated with certain cost structure initiatives within the business while the prior period includes a $2 million adjustment to severance reserves.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2013	2012	2013	2012
Operating income	$23	$19	$49	$64
Depreciation and amortization	18	18	54	54
EBITDA	41	37	103	118
Severance	—	—	11	(2)
Adjusted EBITDA	$41	$37	$114	$116
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
June 2013 quarter compared to June 2012 quarter
Performance Materials’ sales decreased to $395 million in the current quarter compared to $404 million in the prior year quarter.  Volume increased sales by $15 million, or 4%, excluding acquisitions and divestitures. Lower product pricing decreased sales $23 million, or 6%, while change in product mix decreased sales $1 million.
Gross profit decreased $17 million in the current quarter compared to the prior year quarter.  The current quarter included a $17 million inventory charge resulting from a lower of cost or market adjustment in the Elastomers line of business primarily affecting prior fiscal 2013 interim periods, of which $13 million related to the December 2012 quarter. Excluding this charge, pricing decreased gross profit by $3 million, while increased volume and changes in product mix resulted in increased gross profit of $2 million and $1 million, respectively.  In total, gross profit margin decreased 3.9 percentage points to 14.2%, as compared to the prior year quarter, primarily due to the inventory charge recognized during the current quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expenses decreased $1 million during the current quarter compared to the prior year quarter, primarily due to lower incentive compensation expense.  Equity and other income decreased $4 million during the current quarter compared to the prior year quarter, due to a decline in equity income from the ASK Chemicals joint venture.
Operating income totaled $17 million in the current quarter compared to $37 million in the prior year quarter.  EBITDA decreased $19 million to $30 million in the current quarter, while EBITDA margin decreased 4.5 percentage points in the current quarter to 7.6%. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
Fiscal 2013 year-to-date compared to fiscal 2012 year-to-date
Performance Materials’ sales decreased to $1,113 million in the current period compared to $1,191 million in the prior year period.  Lower product pricing decreased sales $40 million, or 3%, while volume decreased sales by $11 million, excluding acquisitions and divestitures. Change in product mix and unfavorable currency decreased sales $9 million and $7 million, respectively, while the sale of Ashland’s PVAc business reduced sales $11 million.
Gross profit decreased $41 million in the current period compared to the prior year period. The current period included accelerated depreciation charges of $2 million related to plant closures. These plant closure charges were incurred as part of the ongoing stranded cost and ISP integration programs.  Pricing reduced gross profit by $34 million, while volume and changes in product mix reduced gross profit by $1 million and $2 million, respectively. The sale of Ashland’s PVAc business decreased gross profit by $2 million.  In total, gross profit margin during the current period decreased 2.5 percentage points to 14.8%, as compared to the prior year period, primarily due to the inventory charge recognized during the current period.
Selling, general and administrative expenses decreased $4 million during the current period compared to the prior year period, primarily due to decreased incentive compensation and bad debt expense.  Equity and other income decreased $3 million during the current period compared to the prior year period, due to less equity income from the ASK Chemicals joint venture.
Operating income totaled $52 million in the current period compared to $92 million in the prior year period.  EBITDA decreased $39 million to $90 million in the current period, while adjusted EBITDA decreased $37 million to $92 million in the current period.  Adjusted EBITDA margin decreased 2.5 percentage points in the current period to 8.3%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three and nine months ended June 30, 2013 and 2012 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The $2 million adjustment in the current period relates to accelerated depreciation expense related to plant charges that were incurred as part of the ongoing stranded cost and ISP integration programs.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2013	2012	2013	2012
Operating income	$17	$37	$52	$92
Depreciation and amortization (a)	13	12	38	37
EBITDA	30	49	90	129
Accelerated depreciation and other plant closure costs	—	—	2	—
Adjusted EBITDA	$30	$49	$92	$129

(a)Excludes $2 million of accelerated depreciation for the nine months ended June 30, 2013.
Consumer Markets
Consumer Markets is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and car-care products. It operates and franchises more than 880 Valvoline Instant Oil ChangeSM centers in the United States. It markets ValvolineTM lubricants and automotive chemicals; MaxLifeTM lubricants for cars with higher mileage engines; NextGenTM motor oil, created with 50-percent re-refined oil; SynPowerTM synthetic motor oil; Eagle OneTM and Car BriteTM automotive appearance products; and ZerexTM antifreeze.
June 2013 quarter compared to June 2012 quarter
Consumer Markets’ sales decreased to $513 million in the current quarter compared to $517 million in the prior year quarter. Lower product pricing decreased sales by $17 million, or 3%.  Volume increased sales by $7 million, or 1%, in the current quarter as lubricant gallons sold increased to 41.3 million gallons during the current quarter. Changes in product mix and favorable currency exchange increased sales by $5 million and $1 million, respectively.
Gross profit increased $27 million during the current quarter compared to the prior year quarter. Pricing increased gross profit $21 million, primarily due to raw material cost declines, while increased volume and changes in product mix each increased gross profit by $3 million.  In total, gross profit margin increased 5.6 percentage points to 32.4%, primarily due to raw material cost declines.
Selling, general and administrative expenses increased $10 million, or 12%, during the current quarter as compared to the prior year quarter, primarily as a result of higher advertising expense and increases in salaries, benefits and incentive compensation expense. Equity and other income increased $1 million during the current quarter.
Operating income totaled $77 million in the current quarter as compared to $59 million in the prior year quarter.  EBITDA increased $18 million to $86 million in the current quarter, while EBITDA margin increased 3.6 percentage points to 16.8% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
Fiscal 2013 year-to-date compared to fiscal 2012 year-to-date
Consumer Markets’ sales decreased to $1,488 million in the current period compared to $1,512 million in the prior year period.  Lower product pricing decreased sales by $41 million, or 3%. Volume increased sales by $4 million in the current period due to non-lubricant products, as lubricant gallons sold slightly declined to 117.6 million gallons during the current period. Changes in product mix increased sales by $11 million, or 1%, while favorable currency exchange increased sales an additional $2 million.
Gross profit increased $72 million during the current period compared to the prior year period. Pricing increased gross profit $60 million, primarily due to raw material cost declines, while volume and changes in product

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

mix increased gross profit by $5 million and $7 million, respectively.  In total, gross profit margin increased 5.3 percentage points to 31.5%, primarily due to raw material cost declines.
Selling, general and administrative expenses increased $15 million, or 6%, during the current period as compared to the prior year period, primarily as a result of higher salaries, benefits and incentive compensation expense of $9 million as well as increased advertising costs of $3 million. Equity and other income increased $3 million during the current period compared to the prior year period, primarily due to increased equity income from joint ventures.
Operating income totaled $222 million in the current period as compared to $162 million in the prior year period.  EBITDA increased $59 million to $248 million in the current period, while EBITDA margin increased 4.2 percentage points to 16.7% in the current period.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year periods.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2013 and 2012 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Markets.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2013	2012	2013	2012
Operating income	$77	$59	$222	$162
Depreciation and amortization	9	9	26	27
EBITDA	$86	$68	$248	$189
Unallocated and other
Unallocated and other recorded income of $1 million and expense of $8 million for the three months ended June 30, 2013 and 2012, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to business segments.  These include interest cost, expected return on assets and amortization of prior service cost as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to business segments.  These items resulted in income during the current quarter and prior year quarter of $20 million and $7 million, respectively. The increase in the current quarter is primarily a result of lower discount rates, which has reduced interest costs during 2013. Unallocated costs for the current quarter also included $16 million in environmental costs, as well as expense of $7 million related to other ISP integration activities. Other significant costs for the prior year quarter included a net $3 million in restructuring and other integration costs resulting from ISP integration activities, as well as $8 million in environmental costs.
Unallocated and other recorded income of $17 million and expense of $73 million for the nine months ended June 30, 2013 and 2012, respectively.  Pension and other postretirement plans resulted in income during the current period and prior year period of $58 million and $24 million, respectively. The increase in the current period is primarily a result of lower discount rates, which has reduced interest costs during 2013. The current period also included $20 million in environmental costs, as well as expense of $19 million related to other ISP integration activities and stranded costs from divestitures. Other significant costs for the prior year period consisted of $13 million in environmental costs, as well as $81 million in restructuring and other integration costs, principally consisting of a $20 million lease abandonment charge associated with Ashland’s closure of a corporate facility, a $16 million charge related to the abandonment of a construction project for a multi-purpose facility, severance charges of $24 million associated with Ashland’s involuntary program and the ongoing ISP integration and $11 million related to other ISP integration activities.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the primary income and expense components for the three and nine months ended June 30, 2013 and 2012.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2013	2012	2013	2012
Pension and other postretirement net periodic income
(excluding service cost)	$20	$7	$58	$24
Restructuring activities (includes severance, integration
and stranded divestiture costs)	(7)	(3)	(19)	(81)
Environmental reserves for divested businesses	(16)	(8)	(20)	(13)
Other income (expense)	4	(4)	(2)	(3)
Total unallocated income (expense)	$1	$(8)	$17	$(73)
FINANCIAL POSITION
Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2013 and 2012.  Ashland had $377 million in cash and cash equivalents as of June 30, 2013, of which $288 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes may need to be accrued and paid depending upon the source of the earnings remitted.  Certain amounts are intended to be permanently reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.  In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives, and the cost of remitting such foreign earnings.

	Nine months ended
	June 30
(In millions)	2013	2012
Cash provided (used) by:
Operating activities from continuing operations	$493	$146
Investing activities from continuing operations	(181)	(109)
Financing activities from continuing operations	(417)	(153)
Discontinued operations	(43)	(18)
Effect of currency exchange rate changes on cash and cash equivalents	2	(6)
Net decrease in cash and cash equivalents	$(146)	$(140)
Operating activities
Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash inflows of $493 million in the current period and $146 million in the prior year period.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, and adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization) as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus within the company.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Working capital was an inflow of $16 million and an outflow of $249 million during the current and prior period, respectively. The inflow during the current period primarily related to decreased inventory levels since the end of the fiscal year, partially offset by reduced trade payables and certain accrued expenses, such as reductions within the incentive compensation accruals that were paid to employees from the prior year during the first quarter of 2013 and a $52 million payment resulting from the termination of interest rate swap agreements associated with the 2011 Senior Credit Facility that was repaid during the March 2013 quarter. Outflows for the prior year period were primarily a result of (1) increased inventory, resulting from restocking of certain key products that were low or to support sales growth opportunities in various areas of business, (2) reduced trade payables and certain accrued expense balances, primarily the result of reductions within incentive compensation accruals that were paid to employees from the prior year during 2012 and (3) a $92 million outflow for change in control payments associated with the ISP acquisition.
Operating cash flows for the current period included income from continuing operations of $274 million and noncash adjustments of $318 million for depreciation and amortization and $62 million in debt issuance costs. Operating cash flows for the prior year period included income from continuing operations of $310 million and noncash adjustments of $320 million for depreciation and amortization, $18 million for debt issuance costs and a $28 million inventory fair value adjustment related to the ISP acquisition.
Investing activities
Cash used by investing activities was $181 million for 2013 as compared to $109 million for 2012.  The significant cash investing activities for 2013 primarily related to cash outflows of $188 million for capital expenditures.  The significant cash investing activities for 2012 included cash outflows of $164 million for capital expenditures, partially offset by $41 million related to Ashland’s sale of its PVAc and Synlubes businesses.  In addition, proceeds from disposals of property, plant and equipment were $5 million and $10 million, respectively, during 2013 and 2012.
Financing activities
Cash used by financing activities was $417 million for 2013 and $153 million for 2012.  Significant cash financing activities for 2013 included the proceeds of $2.320 billion related to Ashland’s issuance of new senior unsecured notes as well as net proceeds from short term debt of $112 million, offset by $2.605 billion in repayments of long-term debt, primarily a result of Ashland’s repayment of its term loan A and term loan B facilities. Financing activities for 2013 also included $150 million in common stock repurchased, cash dividends paid of $0.79 per share, for a total of $62 million, $38 million in cash paid for debt issuance costs, as well as cash inflows of $6 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.  Significant cash financing activities for 2012 included net repayments of long- and short-term debt of $77 million and $38 million, respectively, and cash dividends paid of $0.575 per share, for a total of $45 million. Financing activities for the prior year period also included cash inflows of $7 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended
	June 30
(In millions)	2013	2012
Cash flows provided by operating activities from continuing operations	$493	$146
Adjustments:
Additions to property, plant and equipment	(188)	(164)
Payment resulting from termination of interest rate swaps (a)	52	—
ISP acquisition - change in control payment (b)	—	92
Free cash flows	$357	$74

(a)	Since payment was generated as a result of financing activity, this amount has been included within this calculation.

(b)	Since payment was generated as a result of investment activity, this amount has been included within this calculation.
At June 30, 2013, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,166 million, compared to $1,411 million at September 30, 2012.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $32 million at June 30, 2013 and $43 million at September 30, 2012.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 104% and 105% of current liabilities at June 30, 2013 and September 30, 2012, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of June 30, 2013 and September 30, 2012.

	June 30	September 30
(In millions)	2013	2012
Cash and cash equivalents	$377	$523

Unused borrowing capacity
Revolving credit facility	$1,047	$905
Accounts receivable securitization facility	$—	$50
Total borrowing capacity remaining under the $1.2 billion revolving credit facility was $1.047 billion, due to an outstanding balance of $65 million, as well as a reduction of $88 million for letters of credit outstanding at June 30, 2013.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facility, was $1,424 million at June 30, 2013 as compared to $1,478 million at September 30, 2012.  For further information, see the “Key Developments” discussion within Management’s Discussion and Analysis.
Capital resources
Debt
The following summary reflects Ashland’s debt as of June 30, 2013 and September 30, 2012.

	June 30	September 30
(In millions)	2013	2012
Short-term debt	$456	$344
Long-term debt (including current portion)	2,966	3,246
Total debt	$3,422	$3,590
The current portion of long-term debt was $8 million at June 30, 2013 and $115 million at September 30, 2012.  Debt as a percent of capital employed was 45% and 47% at June 30, 2013 and September 30, 2012, respectively.  At June 30, 2013, Ashland’s total debt had an outstanding principal balance of $3,579 million

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

and discounts of $157 million.  The scheduled aggregate maturities of debt by year are as follows:  $26 million remaining in 2013, $36 million in 2014, $359 million in 2015, $600 million in 2016 and none in 2017.
Financing activities in 2013
During the June 2013 quarter, Ashland redeemed the remaining $78 million outstanding principal of the 9.125% senior notes.
During the March 2013 quarter, Ashland completed its issuance of senior notes with an aggregate principal amount of $2.3 billion. These senior notes are comprised of 3.000% senior notes due 2016 ($600 million), 3.875% senior notes due 2018 ($700 million), 4.750% senior notes due 2022 ($625 million) and 6.875% senior notes due 2043 ($375 million). The 2022 notes were issued as additional notes under the existing 2022 notes indenture issued in August 2012 and have the same terms as the originally issued notes. The 2043 notes were issued at a $1 million premium, while the new 2022 notes were issued at a $6 million discount.
During the March 2013 quarter, Ashland also entered into the 2013 Senior Credit Facility in an aggregate amount of $1.2 billion, which replaced the previous $1.0 billion senior secured revolving credit facility under the 2011 Senior Credit Facility.
Ashland used the net proceeds from its issuance of the senior notes, along with the initial $85 million borrowing under the 2013 Senior Credit Facility and cash on hand, (i) to pay in full the 2011 Senior Credit Facility, including the $1.41 billion outstanding principal of the term loan A facility and the $1.03 billion outstanding principal of the term loan B facility, (ii) to pay $52 million to terminate the interest rate swaps associated with the term loan A and term loan B facilities, (iii) to pay accrued interest, fees and expenses under the 2011 Senior Credit Facility and (iv) to pay $38 million in fees and expenses with respect to the issuance of the senior notes and entry into the 2013 Senior Credit Facility.
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
Debt covenant restrictions
The 2013 Senior Credit Facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments, and other customary limitations.  As of June 30, 2013, Ashland is in compliance with all debt agreement covenant restrictions.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The 2013 Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period.  In general, the 2013 Senior Credit Facility defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on pages 38 and 39. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guarantees, deferred purchase price of property or services, attributable indebtedness and guarantees.  The maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility during its entire duration is 3.25.
The 2013 Senior Credit Facility defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the 2013 Senior Credit Facility during its entire duration is 3.00.
At June 30, 2013, Ashland’s calculation of the consolidated leverage ratio was 2.6, which is below the maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility of 3.25. At June 30, 2013, Ashland’s calculation of the consolidated interest coverage ratio was 7.4, which exceeds the minimum required ratio of 3.00. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.3x effect on the consolidated leverage ratio and a 0.6x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
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
Stockholders’ equity
Stockholders’ equity increased $70 million since September 30, 2012 to $4.099 billion at June 30, 2013.  This increase was due to net income during the period of $278 million, the recognition of previous unrealized losses of $38 million associated with Ashland’s terminated interest rate swaps and a $7 million increase in common shares issued under stock incentive and other plans, offset by $150 million in common stock repurchased, deferred translation losses of $30 million, regular cash dividends of $62 million and adjustments to pension and postretirement obligations of $11 million.
During the June 2013 quarter, the Board of Directors of Ashland authorized a $600 million common stock repurchase program. This new authorization replaced Ashland’s previous $400 million share repurchase authorization, approved in March 2011, which had $329 million remaining.  Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2014.
As part of the $600 million common stock repurchase program, Ashland announced and completed an accelerated share repurchase agreement (ASR Agreement) with Citibank, N.A. (Citibank) during the June

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

2013 quarter. Under the ASR Agreement agreement, Ashland paid an initial purchase price of $150 million to Citibank and received an initial delivery of approximately 1.3 million shares of its common stock. The ASR Agreement had a variable maturity, at Citibank’s option, with a maximum pricing period termination date of August 21, 2013. In June 2013, Citibank exercised its early termination option under the ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $86.32 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were to be delivered by Citibank under the ASR Agreement was 1.7 million shares. Ashland received the additional 0.4 million shares from Citibank in June 2013 to settle the difference between the initial share delivery and the total number of shares repurchased.
During the June 2013 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of $0.34 per share to eligible shareholders of record. This amount was an increase from the quarterly dividend of $0.225 per share paid during the first and second quarters of fiscal 2013. During the year ended September 30, 2012, a quarterly dividend of $0.175 per share was paid for the first and second quarters, while $0.225 per share was paid for the third and fourth quarters.
Capital expenditures
Ashland is currently forecasting approximately $320 million of capital expenditures for 2013 funded primarily from operating cash flows.  Capital expenditures were $188 million for the nine months ended June 30, 2013 and averaged $230 million during the last three fiscal years.  Ashland is not subject to a capital expenditure limit under its current financing agreements.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three and nine months ended June 30, 2013.
OUTLOOK
Ashland reported improved sequential results during the current quarter, when excluding key items and the Elastomers inventory charge, as demand increases led to improvements in volume across each of the businesses. Ashland expects that this improved demand environment will continue into the last quarter of its fiscal year. The fourth quarter of 2013 will present another challenging comparison versus 2012 due to the significant impact guar sales had within the Specialty Ingredients business in the prior year quarter. In addition, Ashland reported an increase in free cash flow during the current quarter and now expects free cash flow to total approximately $450 million for the fiscal year.
On July 1, 2013, Ashland launched its global enterprise resource planning system conversion with the former ISP operations, which signifies the last major step of the ISP integration. Historically, Ashland has experienced

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

some challenges upon these conversions, but expects any setbacks to be limited and promptly resolved. However, sales volatility could result from this conversion as Ashland works through various implementation issues. Upon completion of the system implementation, Ashland expects to realize the final $15 million of acquisition synergies.
On July 25, 2013, Ashland announced its intention to sell the Elastomers business within the Performance Materials reportable segment. This business was acquired as part of the ISP acquisition in August 2011 and does not align with Ashland’s long-term strategy of investing in high growth, high margin specialty chemical businesses serving more stable and predictable end-markets. In addition, Ashland announced plans to explore strategic alternatives for the Water Technologies business, including a potential sale of the business. Ashland has retained Citi to assist in this process.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at June 30, 2013 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
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

(b)
During the nine months ended June 30, 2013, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(1)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of June 30, 2013, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 78 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
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
(3)    Jefferson Borough, Pennsylvania Consent Decree Matter – In October 2012, the USEPA notified Hercules of an alleged violation by Hercules of a 1992 Consent Decree (CD) concerning the Resin Disposal Superfund Site located in Jefferson Borough, Pennsylvania. Specifically, the USEPA alleged that (i) there were three uncontrolled releases in 2011 to the soil, ground water and/or surface water from an on-site treatment system, (ii) Hercules failed to timely notify the USEPA of such releases, and (iii) the failure to notify and consult with the USEPA violated the CD. In June 2013, Hercules and the USEPA entered into a settlement agreement pursuant to which Hercules was assessed $2 million in penalties. In May 2013, the Pennsylvania Department of Environmental Protection (PADEP) provided Hercules with notice of four alleged unauthorized releases of leachate and wastewater at the Resin Disposal Superfund Site to the ground, groundwater and a tributary. Three of the four releases in PADEP’s notice were the subject of the USEPA’s proceeding. While it is reasonable to believe that this matter will involve a penalty from the PADEP exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see Note L of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2013 and September 30, 2012.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2013.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information regarding purchases of Ashland Common Stock by Ashland during the third quarter.

Issuer Purchases of Equity Securities (1)(2)
Period	Total Number of Shares Purchased (3)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
	(a)	(b)	(c)	(d)
April 1 - April 30	0	0.0000	0	$328,662,678
May 1 - May 31	1,349,224	86.3188	1,349,224	$450,000,000
June 1 - June 30	388,520	86.3188	388,520	$450,000,000
Total	1,737,744	86.3188	1,737,744	$450,000,000
(1) On May 15, 2013, Ashland announced its Board of Directors authorized a stock repurchase program in an amount of $600 million, effective on that date, which replaced the previous buyback program announced in March 2011, which had approximately $329 million remaining. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. The new program will expire on December 31, 2014.
(2) On May 20, 2013, Ashland entered into an accelerated share repurchase agreement (the ASR Agreement) with Citibank, N.A. (Citibank) to repurchase the Company’s common stock as part of its existing $600 million share repurchase program.
(3) Under the ASR Agreement, Ashland paid an initial purchase price of $150 million to Citibank and received an initial delivery of approximately 1.3 million shares of its common stock. In June 2013, Citibank exercised its early termination option under the ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $86.3188 per share. Ashland received an additional 0.4 million shares from Citibank in June 2013 to settle the difference between the initial share delivery and the total number of shares repurchased. See Note N - Stockholders’ Equity Items in the Notes to the Condensed Consolidated Financial Statements for further information.

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
Ashland, indirectly through a subsidiary, owns 50% of the equity interests in ASK Chemicals GmbH (ASK), and Ashland has the right to appoint, and has appointed, two out of the five directors on the ASK supervisory board. For the period commencing April 1, 2013 and ending June 30, 2013, one subsidiary of ASK sold granulate, coatings and hot top products to certain Iranian entities. Based on information available to Ashland, Ashland has reason to believe that some or all of these entities are owned or controlled, directly or indirectly, by the Government of Iran. The gross revenues and net profits attributable to such sales during the three months ended June 30, 2013, were approximately €179,500 and €12,700, respectively.
In March 2013, the ASK supervisory board unanimously resolved to terminate and refrain from engaging in, and to cause all of ASK’s subsidiaries to terminate and refrain from engaging in, any transactions or activities with Iran, including transactions or activities prohibited by, or requiring disclosure under, ITRSHRA. Accordingly, ASK and all of its subsidiaries have terminated all business with or in Iran. None of Ashland or any of its subsidiaries or affiliates, including ASK and its subsidiaries, which may be considered affiliates of Ashland, has any intention to continue this activity or engage in any activity prohibited by, or requiring disclosure under, ITRSHRA.

ITEM 6.  EXHIBITS

(a) Exhibits
10.1*	Ashland Inc. Severance Pay Plan.

10.2*
First Amendment to Transfer and Administration Agreement, dated as of April 30, 2013, among Ashland Inc., CVG Capital III LLC, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2013 and June 30, 2012; (ii) Condensed Consolidated Balance Sheets at June 30, 2013 and September 30, 2012; (iii) Statements of Consolidated Stockholders’ Equity at June 30, 2013; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2013 and June 30, 2012; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
August 1, 2013	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Ashland Inc. Severance Pay Plan.

10.2*
First Amendment to Transfer and Administration Agreement, dated as of April 30, 2013, among Ashland Inc., CVG Capital III LLC, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Submitted electronically with this report.