Form 10-Q
period 2013-12-31
ASHLAND INC.
filed 2014-01-30
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 31, 2013, there were 77,805,521 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended
	December 31
(In millions except per share data - unaudited)	2013	2012
Sales	$1,868	$1,869
Cost of sales	1,333	1,332
Gross profit	535	537

Selling, general and administrative expense	343	343
Research and development expense	36	32
Equity and other income	23	14
Operating income	179	176

Net interest and other financing expense	42	44
Net gain on divestitures	5	—
Income from continuing operations before income taxes	142	132
Income tax expense - Note H	31	30
Income from continuing operations	111	102
Loss from discontinued operations (net of income taxes) - Note B	1	1
Net income	$110	$101

PER SHARE DATA
Basic earnings per share - Note K
Income from continuing operations	$1.44	$1.29
Loss from discontinued operations	0.02	0.01
Net income	$1.42	$1.28

Diluted earnings per share - Note K
Income from continuing operations	$1.42	$1.27
Loss from discontinued operations	0.02	0.01
Net income	$1.40	$1.26

DIVIDENDS PAID PER COMMON SHARE	$0.340	$0.225

COMPREHENSIVE INCOME (LOSS)
Net income	$110	$101
Other comprehensive income (loss), net of tax - Note L
Unrealized translation gain	39	45
Pension and postretirement obligation adjustment	(4)	(4)
Net change in interest rate hedges	—	3
Other comprehensive income	35	44
Comprehensive income	$145	$145

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30
(In millions - unaudited)	2013	2013

ASSETS
Current assets
Cash and cash equivalents	$295	$346
Accounts receivable (a)	1,363	1,471
Inventories - Note E	934	899
Deferred income taxes	108	107
Other assets	76	50
Total current assets	2,776	2,873
Noncurrent assets
Property, plant and equipment
Cost	4,826	4,765
Accumulated depreciation	1,999	1,923
Net property, plant and equipment	2,827	2,842
Goodwill - Note F	3,377	3,366
Intangibles - Note F	1,769	1,791
Asbestos insurance receivable (noncurrent portion) - Note J	434	437
Equity and other unconsolidated investments	220	218
Other assets	580	561
Total noncurrent assets	9,207	9,215
Total assets	$11,983	$12,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note G	$314	$308
Current portion of long-term debt - Note G	—	12
Trade and other payables	750	885
Accrued expenses and other liabilities	481	522
Total current liabilities	1,545	1,727
Noncurrent liabilities
Long-term debt (noncurrent portion) - Note G	2,948	2,947
Employee benefit obligations - Note I	1,161	1,174
Asbestos litigation reserve (noncurrent portion) - Note J	722	735
Deferred income taxes	394	401
Other liabilities	548	551
Total noncurrent liabilities	5,773	5,808

Stockholders’ equity	4,665	4,553

Total liabilities and stockholders’ equity	$11,983	$12,088

(a)	Accounts receivable includes an allowance for doubtful accounts of $17 million at December 31, 2013 and September 30, 2013.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	(a)	Total
BALANCE AT SEPTEMBER 30, 2013	$1	$506	$3,758	$288		$4,553
Total comprehensive income			110	35		145
Regular dividends, $.34 per common share			(26)			(26)
Common shares issued under stock
incentive and other plans (b)		(7)				(7)
BALANCE AT DECEMBER 31, 2013	$1	$499	$3,842	$323		$4,665

(a)
At December 31, 2013 and September 30, 2013, the after-tax accumulated other comprehensive income of $323 million and $288 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $76 million and $80 million, respectively, and net unrealized translation gains of $247 million and $208 million, respectively.

(b)	Common shares issued were 312,881 for the three months ended December 31, 2013.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2013	2012
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$110	$101
Loss from discontinued operations (net of income taxes)	1	1
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	105	107
Debt issuance cost amortization	3	5
Deferred income taxes	(3)	(3)
Equity income from affiliates	(6)	(5)
Distributions from equity affiliates	6	5
Gain from sale of property and equipment	—	(2)
Stock based compensation expense	8	9
Net gain on divestitures	(5)	—
Change in operating assets and liabilities (a)	(182)	(137)
Total cash flows provided by operating activities from continuing operations	37	81
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(52)	(51)
Proceeds from disposal of property, plant and equipment	1	2
Proceeds from sale of operations or equity investments	5	—
Total cash flows used by investing activities from continuing operations	(46)	(49)
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Repayment of long-term debt	(12)	(43)
Proceeds from short-term debt	6	5
Cash dividends paid	(26)	(18)
Proceeds from exercise of stock options	—	1
Excess tax benefits related to share-based payments	3	2
Total cash flows used by financing activities from continuing operations	(29)	(53)
CASH USED BY CONTINUING OPERATIONS	(38)	(21)
Cash used by discontinued operations
Operating cash flows	(12)	(16)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	2
DECREASE IN CASH AND CASH EQUIVALENTS	(51)	(35)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	346	523
CASH AND CASH EQUIVALENTS - END OF PERIOD	$295	$488

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Results of operations for the period ended December 31, 2013 are not necessarily indicative of results to be expected for the year ending September 30, 2014.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.
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
New accounting standards
A description of new accounting standards issued and adopted during the current year is required in interim financial reporting.  As of December 31, 2013, no new standards applicable to Ashland have been issued since Ashland’s most recent Form 10-K filing. A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The following standards became effective as of October 1, 2013.
In February 2013, the FASB issued accounting guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (ASC 220 Comprehensive Income). This guidance sets forth new disclosure requirements for items reclassified from accumulated other comprehensive income by requiring disclosures for both the changes in accumulated other comprehensive income by component and where the significant items reclassified from accumulated other comprehensive income are classified in the Statements of Consolidated Comprehensive Income. This guidance became effective for Ashland on October 1, 2013 and impacted Ashland’s disclosure of the reclassifications from accumulated other comprehensive income.

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2011, the FASB issued accounting guidance related to the offsetting of certain assets and liabilities on the balance sheet (ASC 210 Balance Sheet). The new guidance requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. This guidance became effective for Ashland on October 1, 2013. The adoption of this guidance did not have a material impact on the Condensed Consolidated Financial Statements.
NOTE B – DISCONTINUED OPERATIONS
In previous periods, Ashland has divested certain businesses that have qualified as discontinued operations. The operating results from these divested businesses during the reporting periods and subsequent adjustments related to ongoing assessments of certain retained liabilities and tax items have been recorded within the discontinued operations caption in the Statements of Consolidated Comprehensive Income for all periods presented and are discussed further within this note.
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, and from businesses previously divested by Hercules, a wholly-owned subsidiary of Ashland that was acquired in 2009.  Adjustments to the recorded litigation reserves and related insurance receivables are recorded within discontinued operations.  See Note J for more information related to the adjustments on asbestos liabilities and receivables.
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  Ashland determined that this sale qualifies as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  Therefore, operating results and cash flows related to Distribution have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three months ended December 31, 2013 and 2012.

	Three months ended
	December 31
(In millions)	2013	2012
Loss from discontinued operations (net of tax)
Distribution	$—	$1
Asbestos-related litigation	1	—
Total loss from discontinued operations (net of tax)	$1	$1
NOTE C – RESTRUCTURING ACTIVITIES
Ashland periodically implements corporate restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
As of December 31, 2013 and 2012, the remaining restructuring reserves of $21 million and $33 million, respectively, related to expected future severance payments for previously announced programs from 2011 and expected future lease payments for a facility that was abandoned in 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RESTRUCTURING ACTIVITIES (continued)

The following table summarizes the related activity in these reserves for the three months ended December 31, 2013 and 2012.  The severance reserves are included in accrued expenses and other liabilities while facility costs reserves are primarily within other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2013	$17	$8	$25
Reserve adjustments	1	—	1
Utilization (cash paid or otherwise settled)	(4)	(1)	(5)
Balance at December 31, 2013	$14	$7	$21

Balance as of September 30, 2012	$29	$15	$44
Utilization (cash paid or otherwise settled)	(8)	(3)	(11)
Balance at December 31, 2012	$21	$12	$33
NOTE D – FAIR VALUE MEASUREMENTS
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
The following table summarizes financial asset instruments subject to recurring fair value measurements as of December 31, 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$295	$295	$295	$—	$—
Deferred compensation investments (a)	186	186	50	136	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	2	2	—	2	—
Total assets at fair value	$486	$486	$348	$138	$—

Liabilities
Foreign currency derivatives	$1	$1	$—	$1	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2013.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$346	$346	$346	$—	$—
Deferred compensation investments (a)	181	181	50	131	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$531	$531	$399	$132	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – FAIR VALUE MEASUREMENTS (continued)

recognized during the three months ended December 31, 2013 and 2012 within the Statements of Consolidated Comprehensive Income.

	Three months ended
	December 31
(In millions)	2013	2012
Foreign currency derivative gains	$3	$1
The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2013 and September 30, 2013 included in other current assets and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2013	2013
Foreign currency derivative assets	$2	$1
Notional contract values	122	312

Foreign currency derivative liabilities (a)	$1	$—
Notional contract values	130	246

(a)	Fair values of liabilities of $0 denote values less than $1 million.
Interest rate hedges
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the August 2011 acquisition of International Specialty Products Inc. (ISP). These instruments qualified for hedge accounting treatment and were designated as cash flow hedges whereby Ashland recorded these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affected net income.  There was no hedge ineffectiveness with these instruments during the three months ended December 31, 2012. Ashland terminated the interest rate swap agreements in conjunction with the repayment of term loans A and B during the March 2013 quarter.
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
During the three months ended December 31, 2012, Ashland reclassified a loss of $5 million from AOCI to the Statements of Consolidated Comprehensive Income. The loss reclassified to the Statements of Consolidated Comprehensive Income was recorded in the net interest and other financing expense caption. No change in the unrealized loss on interest rate hedges was recognized in AOCI occurred during the three months ended December 31, 2012.
Other financial instruments
At December 31, 2013 and September 30, 2013, Ashland’s long-term debt had a carrying value of $2,948 million and $2,959 million, respectively, compared to a fair value of $3,060 million and $3,003 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – FAIR VALUE MEASUREMENTS (continued)

available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE E – INVENTORIES
Inventories are carried at the lower of cost or market.  Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.  The remaining inventories are stated at cost using the weighted-average cost method or the first-in, first-out method.
During the three months ended December 31, 2012, the Specialty Ingredients business incurred a $31 million loss on straight guar, $28 million of which related to a lower of cost or market charge that was recognized within the cost of sales caption on the Statements of Consolidated Comprehensive Income. This charge was due to the identifiable market price of certain guar inventories, which fell below the cost of the product.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2013	2013
Finished products	$640	$610
Raw materials, supplies and work in process	311	310
LIFO reserve	(17)	(21)
	$934	$899
NOTE F – GOODWILL AND OTHER INTANGIBLES
Goodwill
In accordance with U.S. GAAP, Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually and when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  For its July 1, 2013 assessment, Ashland determined that its reporting units for allocation of goodwill included the Specialty Ingredients, Water Technologies and Consumer Markets segments, and the Composites and Adhesives and Elastomers reporting units within the Performance Materials segment, and determined at that time that no impairment existed.
The following is a progression of goodwill by segment for the three months ended December 31, 2013.

	Specialty	Water	Performance		Consumer
(In millions)	Ingredients	Technologies	Materials	(a)	Markets	Total
Balance at September 30, 2013	$2,231	$657	$311		$167	$3,366
Other (b)	(6)	—	—		—	(6)
Currency translation adjustment	17	(2)	2		—	17
Balance at December 31, 2013	$2,242	$655	$313		$167	$3,377

(a)
Goodwill consisted of $10 million for the Elastomers reporting unit as of December 31, 2013 and September 30, 2013, as well as $303 million and $301 million for the Composites and Adhesives reporting unit as of December 31, 2013 and September 30, 2013, respectively.

(b)	This entry represents an adjustment of certain items identified from the ISP and Hercules acquisitions that were reclassified on the Consolidated Balance Sheet.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – GOODWILL AND OTHER INTANGIBLES (continued)

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
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $495 million as of December 31, 2013 and September 30, 2013. In accordance with U.S. GAAP, Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of December 31, 2013 and September 30, 2013.

	December 31, 2013
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$535	$(47)	$488
Intellectual property	840	(198)	642
Customer relationships	855	(248)	607
IPR&D	32	—	32
Total intangible assets	$2,262	$(493)	$1,769

	September 30, 2013
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$535	$(46)	$489
Intellectual property	840	(185)	655
Customer relationships	848	(233)	615
IPR&D	32	—	32
Total intangible assets	$2,255	$(464)	$1,791
Amortization expense recognized on intangible assets was $29 million for the three months ended December 31, 2013 and 2012 and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Estimated amortization expense for future periods is $115 million in 2014 (includes three months actual and nine months estimated), $113 million in 2015, $112 million in 2016, $112 million in 2017 and $111 million in 2018.
NOTE G – DEBT
The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – DEBT (continued)

	December 31	September 30
(In millions)	2013	2013
4.750% notes, due 2022	$1,120	$1,119
3.875% notes, due 2018	700	700
3.000% notes, due 2016	600	600
6.875% notes, due 2043	376	376
Accounts receivable securitization	275	270
6.50% junior subordinated notes, due 2029	132	131
Other international loans, interest at a weighted-
average rate of 6.5% at December 31, 2013 (1.2% to 10.4%)	39	44
Medium-term notes, due 2015-2019, interest at a weighted-
average rate of 8.7% at December 31, 2013 (8.4% to 9.4%)	14	14
Other	6	13
Total debt	3,262	3,267
Short-term debt	(314)	(308)
Current portion of long-term debt	—	(12)
Long-term debt (less current portion)	$2,948	$2,947

The scheduled aggregate maturities of debt by year are as follows:  $39 million remaining in 2014, $284 million in 2015, $600 million in 2016, none in 2017 and $700 million in 2018.  The borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2013 Senior Credit Facility) was $1,119 million, due to a reduction of $81 million for letters of credit outstanding at December 31, 2013. In total, Ashland’s total borrowing capacity was $1,171 million, which includes $52 million from the accounts receivable securitization facility.
Covenant restrictions
The 2013 Senior Credit Facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of December 31, 2013, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility during its entire duration is 3.25.  At December 31, 2013, Ashland’s calculation of the consolidated leverage ratio was 2.7, which is below the maximum consolidated leverage ratio of 3.25.
The minimum required consolidated interest coverage ratio under the 2013 Senior Credit Facility during its entire duration is 3.00.  At December 31, 2013, Ashland’s calculation of the interest coverage ratio was 7.3, which exceeds the minimum required consolidated ratio of 3.00.
NOTE H – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2014 is 25.0%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INCOME TAXES (continued)

income or loss fluctuations.  The overall effective tax rate was 21.8% for the three months ended December 31, 2013 and includes net favorable discrete items of $6 million primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts.
Prior fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2013 was 29.2%. The overall effective tax rate was 22.7% for the three months ended December 31, 2012 and includes two net discrete tax benefit adjustments of $6 million and $4 million related to the reversal of an unrecognized tax benefit and a foreign income tax rate change, respectively.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2013.

(In millions)
Balance at October 1, 2013	$133
Increases related to positions taken in the current year	5
Balance at December 31, 2013	$138
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $10 million for continuing operations and $2 million for discontinued operations, respectively, related primarily to statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.
NOTE I – EMPLOYEE BENEFIT PLANS
For the three months ended December 31, 2013, Ashland contributed $7 million to its U.S. pension plans and $5 million to its non-U.S. pension plans.  Ashland expects to make additional contributions to the U.S. plans of approximately $13 million and to the non-U.S. plans of approximately $16 million during the remainder of 2014.
The following table details the components of pension and other postretirement benefit costs.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension benefits		benefits
(In millions)	2013	2012	2013	2012
Three months ended December 31
Service cost (a) (c)	$11	$12	$—	$1
Interest cost (b)	49	44	2	2
Expected return on plan assets (b)	(59)	(59)	—	—
Amortization of prior service credit (b)	(1)	(1)	(5)	(5)
	$—	$(4)	$(3)	$(2)

(a)For segment reporting purposes, cost is proportionately allocated to each business segment, excluding the Unallocated and other segment.
(b)For segment reporting purposes, cost is recorded within the Unallocated and other segment.
(c)Service cost and net pension benefit costs of $0 denote values less than $1 million.
NOTE J – LITIGATION, CLAIMS AND CONTINGENCIES
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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2013	2012	2013	2012	2011
Open claims - beginning of period	65	66	66	72	83
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	—	(1)	(2)	(7)	(12)
Open claims - end of period	66	66	65	66	72
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2013 quarter, it was determined that the liability for asbestos claims should be decreased by $28 million.  Total reserves for asbestos claims were $455 million at December 31, 2013 compared to $463 million at September 30, 2013.
A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2013	2012	2013	2012	2011
Asbestos reserve - beginning of period	$463	$522	$522	$543	$537
Reserve adjustment	—	—	(28)	11	41
Amounts paid	(8)	(9)	(31)	(32)	(35)
Asbestos reserve - end of period	$455	$513	$463	$522	$543
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
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 65% of the estimated receivables from insurance companies are expected to be due from domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of December 31, 2013.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.
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
At December 31, 2013, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $405 million, of which $91 million relates to costs previously paid.  Receivables

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

from insurers amounted to $408 million at September 30, 2013.  During the June 2013 quarter, the annual update of the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was completed.  This model update resulted in a $3 million decrease in the receivable for probable insurance recoveries.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2013	2012	2013	2012	2011
Insurance receivable - beginning of period	$408	$423	$423	$431	$421
Receivable adjustment	—	—	(3)	19	42
Amounts collected	(3)	(4)	(12)	(27)	(32)
Insurance receivable - end of period	$405	$419	$408	$423	$431
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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2013	2012	2013	2012	2011
Open claims - beginning of period	21	21	21	21	20
New claims filed	—	—	1	1	2
Claims dismissed	—	—	(1)	(1)	(1)
Open claims - end of period	21	21	21	21	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2013 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $46 million.  Total reserves for asbestos claims were $337 million at December 31, 2013 compared to $342 million at September 30, 2013.
A progression of activity in the asbestos reserve is presented in the following table.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Three months ended
	December 31		Years ended September 30
(In millions)	2013	2012	2013	2012	2011
Asbestos reserve - beginning of period	$342	$320	$320	$311	$375
Reserve adjustment	—	—	46	30	(48)
Amounts paid	(5)	(9)	(24)	(21)	(16)
Asbestos reserve - end of period	$337	$311	$342	$320	$311
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of December 31, 2013.
As of December 31, 2013 and September 30, 2013, the receivables from insurers amounted to $75 million.  As previously mentioned, during the June 2013 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update caused a $19 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2013	2012	2013	2012	2011
Insurance receivable - beginning of period	$75	$56	$56	$48	$68
Receivable adjustment	—	—	19	9	(20)
Amounts collected	—	(1)	—	(1)	—
Insurance receivable - end of period	$75	$55	$75	$56	$48
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

NOTE J – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

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
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At December 31, 2013, such locations included 80 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 145 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC (MAP) in 2005) and about 1,225 service station properties, of which 84 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $208 million at December 31, 2013 compared to $211 million at September 30, 2013, of which $167 million at December 31, 2013 and $171 million at September 30, 2013 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the three months ended December 31, 2013 and 2012.

	Three months ended
	December 31
(In millions)	2013	2012
Reserve - beginning of period	$211	$228
Disbursements, net of cost recoveries	(8)	(12)
Revised obligation estimates and accretion	5	3
Foreign currency translation	—	1
Reserve - end of period	$208	$220
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At December 31, 2013 and September 30, 2013, Ashland’s recorded receivable for these probable insurance recoveries was $26 million.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three months ended December 31, 2013 and 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Three months ended
	December 31
(In millions)	2013	2012
Environmental expense	$4	$2
Accretion	1	1
Total expense	5	3

Insurance receivable	(1)	(2)
Total expense, net of receivable activity	$4	$1
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
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2013 and September 30, 2013.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2013.
NOTE K – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.6 million at December 31, 2013 and 2012.  Earnings per share is reported under the treasury stock method.  While certain non-vested stock awards granted prior to January 2010 qualify as participating securities, the effect on earnings per share calculated under the two class method is not significant.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EARNINGS PER SHARE (continued)

	Three months ended
	December 31
(In millions except per share data)	2013	2012
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$111	$102
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	77	79
Share based awards convertible to common shares	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	78	80

EPS from continuing operations
Basic	$1.44	$1.29
Diluted	1.42	1.27
NOTE L – STOCKHOLDERS’ EQUITY ITEMS
Capital stock
Ashland has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to a $600 million share repurchase authorization, approved by the Board of Directors of Ashland in May 2013, of which $450 million is still available at December 31, 2013. This authorization replaced Ashland’s previous $400 million share repurchase authorization, approved in March 2011, which had $329 million remaining as of December 31, 2012.  During the three months ended December 31, 2013 and 2012, Ashland did not execute any share repurchases.
During the December 2013 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in June and September of 2013 and was an increase from the quarterly dividend of 22.5 cents per share paid during the first and second quarters of 2013.
Accumulated other comprehensive income
Components of other comprehensive income recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – STOCKHOLDERS' EQUITY ITEMS (continued)

	2013			2012
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation gain	$39	$—	$39	$45	$—	$45
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(6)	2	(4)	(6)	2	(4)
Net change in interest rate hedges:
Reclassification adjustment for losses
included in net income (b)	—	—	—	5	(2)	3
Total other comprehensive income	$33	$2	$35	$44	$—	$44

(a)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs for pension and other postretirement plans. Of the total amortization in each period, $2 million during the three months ended December 31, 2013 and 2012 was included in the cost of sales caption, and $4 million during the three months ended December 31, 2013 and 2012 was included in the selling, general and administrative expense caption. See Note I for further information.

(b)	Losses from interest rate hedges are recorded in the net interest and other financing expense caption. See Note D for further information.
NOTE M – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $8 million and $9 million for the three months ended December 31, 2013 and 2012, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted for the three months ended December 31, 2013 and 2012 were 0.4 million and 0.9 million, respectively. As of December 31, 2013, there was $29 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.2 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares.  Cash dividends are paid on nonvested stock awards granted prior to January 2010, while dividends on subsequent nonvested stock awards granted are in the form of additional

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCK INCENTIVE PLANS (continued)

shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Since January 2010, these instruments have been designated as non-participating securities under U.S. GAAP.  Nonvested stock awards granted for the three months ended December 31, 2013 were 133,300, and none were granted for the three months ended December 31, 2012.  As of December 31, 2013, there was $14 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.0 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the three months ended December 31, 2013 and 2012 were 0.1 million. As of December 31, 2013, there was $14 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.2 years.
NOTE N – SEGMENT INFORMATION
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
Segment results
The following table presents various financial information for each segment for the three months ended December 31, 2013 and 2012.  Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring activities, such as the restructuring plans described in Note C, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.

	Three months ended
	December 31
(In millions - unaudited)	2013	2012
SALES
Specialty Ingredients	$599	$622
Water Technologies	436	421
Performance Materials	347	345
Consumer Markets	486	481
	$1,868	$1,869
OPERATING INCOME
Specialty Ingredients	$45	$72
Water Technologies	27	17
Performance Materials	20	13
Consumer Markets	75	66
Unallocated and other	12	8
	$179	$176

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), the potential sale transactions involving Ashland Water Technologies and the Elastomers business (including the possibility that one or both transactions may not occur or that, if a transaction does occur, Ashland may not realize the anticipated benefits from such transaction), Ashland’s global restructuring program (including the possibility that Ashland may not realize the anticipated revenue and earnings growth, cost reductions and other expected benefits from the program), Ashland’s ability to generate sufficient cash to finance its stock repurchase plans, severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in its most recent Form 10-K (including Item 1A Risk Factors) filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-Q or otherwise except as required by securities or other applicable law.

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
Ashland’s sales generated outside of North America were 50% and 48% for the three months ended December 31, 2013 and 2012, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Geography	2013	2012
North America (a)	50%	52%
Europe	26%	27%
Asia Pacific	16%	14%
Latin America & other	8%	7%
	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Business segments
Ashland’s reporting structure is composed of four reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Water Technologies (Water Technologies), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  For further descriptions of each business segment, see “Results of Operations – Business Segment Review” beginning on page 31.
The contribution to sales by each business segment expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Business Segment	2013	2012
Specialty Ingredients	32%	33%
Water Technologies	23%	23%
Performance Materials	19%	18%
Consumer Markets	26%	26%
	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
During the three months ended December 31, 2013 and 2012, the following transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Divestitures
During the December 2013 quarter, Ashland announced that a formal sale process is currently ongoing for both Water Technologies and the Elastomers business within Performance Materials. Ashland expects to complete certain sale activities and announce that it has entered into agreements to sell Water Technologies during the March 2014 quarter and the Elastomers business later during fiscal 2014. Ashland currently anticipates the primary use of net proceeds from these two divestitures to be a return of capital to shareholders in the form of share repurchases.
Additionally, in conjunction with its applicable partners, Ashland periodically reviews equity investments and joint venture arrangements for potential sale.
As part of the divestiture process, Ashland continues to monitor these businesses and related assets for potential impairment. As of December 31, 2013, no impairment related to these businesses had been identified. Should indicators of impairment occur in future periods, Ashland will test for impairment in accordance with U.S. GAAP and record the applicable adjustments as required. The potential exists that an impairment or loss on a divestiture transaction could occur in future periods.
Global restructuring
Ashland is currently in the process of a significant restructuring of its businesses. The restructuring is expected to improve operational performance while recognizing annualized cost savings of $150 million to $200 million. Ashland expects the majority of the run-rate savings to be in place during the first half of fiscal 2015.
Upon the planned sale of Water Technologies, Ashland will have three commercial units: Specialty Ingredients, Performance Materials and Valvoline. Specialty Ingredients will be organized into two businesses: Consumer Specialties and Industrial Specialties, with adhesives joining the Industrial Specialties group, moving over from Performance Materials. This will enable Ashland to provide higher levels of customization and service demanded by the adhesives market. Also as part of the realignment, Specialty Ingredients will move from a global to regional structure, providing increased customer focus for North America, Europe, Asia and Latin America.
Performance Materials will comprise three businesses: 1) Intermediates and Solvents, which will move over from Specialty Ingredients and will serve both Ashland’s internal butanediol needs as well as the merchant market; 2) Composites, which will serve construction, transportation, marine and other markets; and 3) Elastomers, which primarily serves the North American replacement tire market.
Within Valvoline, the restructuring plan is focused on reducing costs and improving margins, with a goal of growing EBITDA margin.
Ashland also announced several other changes related to the restructuring:

•	The global supply chain, which currently operates on a centralized basis, will be integrated into each of the business segments.

•
Approximately 800 to 1,000 employees are expected to leave the Company in calendar 2014 as Ashland realigns its cost structure to be more competitive. Ashland expects to provide a voluntary severance offer to eligible U.S.-based employees as part of that realignment.

•	An additional 800 to 1,000 jobs are expected to be moved to existing, lower-cost regional centers of excellence both in the U.S. and abroad in conjunction with a planned global office consolidation.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Stock repurchase and annual dividend increase
Ashland has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to a $600 million share repurchase authorization, approved by the Board of Directors of Ashland in May 2013, of which $450 million is still available at December 31, 2013. This authorization replaced Ashland’s previous $400 million share repurchase authorization, approved in March 2011, which had $329 million remaining as of December 31, 2012.  During the three months ended December 31, 2013 and 2012, Ashland did not execute any share repurchases.
During the December 2013 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in June and September of 2013 and was an increase from the quarterly dividend of 22.5 cents per share paid during the first and second quarters of 2013.
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
Consolidated review
Net income
Ashland’s net income amounted to $110 million and $101 million for the three months ended December 31, 2013 and 2012, respectively, or $1.40 and $1.26 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $111 million and $102 million for the three months ended December 31, 2013 and 2012, respectively, or $1.42 and $1.27 diluted earnings per share, respectively.  Operating income was $179 million and $176 million for the three months ended December 31, 2013 and 2012, respectively.  See the “Operating income” discussion for an analysis of these results.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Ashland incurred pretax net interest and other financing expense of $42 million and $44 million for the three months ended December 31, 2013 and 2012, respectively.  For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
The effective income tax expense rates of 21.8% and 22.7% for the three months ended December 31, 2013 and 2012, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in a loss of $1 million for the three months ended December 31, 2013 and 2012, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Operating income amounted to $179 million and $176 million for the three months ended December 31, 2013 and 2012, respectively. The prior year quarter was impacted by a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim.
Operating income for the three months ended December 31, 2013 and 2012 included depreciation and amortization of $105 million (which excludes accelerated depreciation of $2 million for the three months ended December 31, 2012), respectively. EBITDA totaled $288 million and $280 million for the three months ended December 31, 2013 and 2012, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	Three months ended
	December 31
(In millions)	2013	2012
Net income	$110	$101
Income tax expense	31	30
Net interest and other financing expense	42	44
Depreciation and amortization (a)	105	105
EBITDA	288	280
Loss from discontinued operations (net of income taxes)	1	1
Insurance settlement	—	(22)
Restructuring and other integration costs	—	7
Accelerated depreciation	—	2
Adjusted EBITDA	$289	$268

(a)Excludes $2 million of accelerated depreciation for the three months ended December 31, 2012.

Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three months ended December 31, 2013 and 2012.

	Three months ended December 31
(In millions)	2013	2012	Change
Sales	$1,868	$1,869	$(1)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales for the current quarter decreased $1 million compared to the prior year quarter primarily as a result of pricing declines which decreased sales by $72 million.  Improved volume, change in product mix and favorable currency exchange increased sales by $57 million, $12 million, and $2 million, respectively.

	Three months ended December 31
(In millions)	2013	2012	Change
Cost of sales	$1,333	$1,332	$1
Gross profit as a percent of sales	28.6%	28.7%
Cost of sales for the current quarter increased $1 million compared to the prior year quarter due to higher volume and currency exchange, which caused increases of $39 million and $3 million, respectively.  Lower raw material costs resulted in decreased cost of sales of $22 million, in addition to changes in product mix, which resulted in a decrease of $10 million. The prior year quarter also included a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim and accelerated depreciation of $2 million related to plant closure costs.

	Three months ended December 31
(In millions)	2013	2012	Change
Selling, general and administrative expense	$343	$343	$—
As a percent of sales	18.4%	18.4%
Selling, general and administrative expenses remained consistent between quarters.  Pension and other postretirement net periodic income decreased by $4 million compared to the prior year quarter. The prior year quarter also included $7 million of restructuring and other integration costs.

	Three months ended December 31
(In millions)	2013	2012	Change
Research and development expense	$36	$32	$4
Research and development expense increased $4 million compared to the prior year quarter primarily due to increased expense within the Specialty Ingredients business.

	Three months ended December 31
(In millions)	2013	2012	Change
Equity and other income
Equity income	$6	$5	$1
Other income	17	9	8
	$23	$14	$9
Equity income remained consistent between quarters. The increase in other income during the current quarter is primarily due to income of $6 million from a favorable arbitration ruling on a commercial contract within the Consumer Markets business.

	Three months ended December 31
(In millions)	2013	2012	Change
Net interest and other financing expense (income)
Interest expense	$41	$43	$(2)
Interest income	(1)	(1)	—
Other financing costs	2	2	—
	$42	$44	$(2)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The decrease in interest expense and other financing costs of $2 million in the current quarter compared to the prior year quarter was primarily due to lower debt carried during the current quarter as overall debt was reduced by $291 million at December 31, 2013 compared to the same date in the prior year.

	Three months ended December 31
(In millions)	2013	2012	Change
Net gain on divestitures
MAP Transaction adjustments	$5	$—	$5
	$5	$—	$5
The gain recorded during the current quarter relates to a subsequent cash receipt for a tax credit reimbursement from the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction).

	Three months ended December 31
(In millions)	2013	2012	Change
Income tax expense	$31	$30	$1
Effective tax rate	21.8%	22.7%
The overall effective tax rate was 21.8% for the three months ended December 31, 2013 and includes net favorable discrete items of $6 million primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts. The overall effective tax rate was 22.7% for the three months ended December 31, 2012 and includes two net discrete tax benefit adjustments of $6 million and $4 million related to the reversal of an unrecognized tax benefit and a foreign income tax rate change, respectively.

	Three months ended December 31
(In millions)	2013	2012	Change
Loss from discontinued operations (net of income taxes)
Distribution	$—	$1	$(1)
Asbestos-related litigation	1	—	1
	$1	$1	$—

The current and prior year quarter results were a loss of $1 million. The current quarter included expenses related to asbestos litigation defense while the prior year quarter expense resulted from subsequent tax and environmental reserve adjustments related to the 2011 divestiture of the Ashland Distribution (Distribution) segment. See Note B of Notes to Condensed Consolidated Financial Statements for further information.
RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW
Ashland’s businesses are managed along four industry segments:  Specialty Ingredients, Water Technologies, Performance Materials and Consumer Markets. Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring and integration activities, such as certain restructuring plans described in Note C of Notes to Condensed Consolidated Financial Statements, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, such as environmental costs on legacy sites, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
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
The following table shows sales, operating income and statistical operating information by business segment for the three months ended December 31, 2013 and 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2013	2012
Sales
Specialty Ingredients	$599	$622
Water Technologies	436	421
Performance Materials	347	345
Consumer Markets	486	481
	$1,868	$1,869
Operating income
Specialty Ingredients	$45	$72
Water Technologies	27	17
Performance Materials	20	13
Consumer Markets	75	66
Unallocated and other	12	8
	$179	$176
Depreciation and amortization
Specialty Ingredients	$65	$66
Water Technologies	18	17
Performance Materials	14	15
Consumer Markets	8	9
	$105	$107
Operating information
Specialty Ingredients
Sales per shipping day	$9.7	$10.0
Metric tons sold (thousands)	91.2	88.9
Gross profit as a percent of sales (a)	28.3%	31.0%
Water Technologies
Sales per shipping day	$7.0	$6.8
Gross profit as a percent of sales (a)	34.4%	33.3%
Performance Materials
Sales per shipping day	$5.6	$5.6
Metric tons sold (thousands)	127.6	124.6
Gross profit as a percent of sales (a)	17.3%	15.6%
Consumer Markets
Lubricant sales gallons	38.6	37.1
Premium lubricants (percent of U.S. branded volumes)	35.8%	32.6%
Gross profit as a percent of sales (a)	31.2%	30.1%

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

December 2013 quarter compared to December 2012 quarter
Specialty Ingredients’ sales decreased to $599 million in the current quarter compared to $622 million in the prior year quarter, primarily as a result of lower pricing, which decreased sales $58 million, or 9%. Volume increased sales $21 million, or 3%, during the current quarter as metric tons sold increased to 91.2 thousand. Mix of product sold and foreign currency exchange also increased sales $9 million and $5 million, respectively.
Gross profit during the current quarter decreased $23 million compared to the prior year quarter. The prior year quarter included a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim. Lower pricing resulted in gross profit decline of $56 million. Higher volume and product mix increased gross profit by $7 million and $18 million, respectively, while unfavorable currency exchange decreased gross profit by $1 million.  In total, gross profit margin during the current quarter decreased 2.7 percentage points to 28.3% compared to the prior year quarter.
Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $4 million in the current quarter as compared to the prior year quarter, primarily due to increased research and development expenses.
Operating income totaled $45 million for the current quarter compared to $72 million in the prior year quarter.  EBITDA decreased $28 million to $110 million in the current quarter, while adjusted EBITDA decreased $6 million to $110 million in the current quarter.  Adjusted EBITDA margin decreased 0.2 percentage points in the current quarter to 18.4%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three months ended December 31, 2013 and 2012 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The $22 million adjustment in the prior year quarter relates to a gain resulting from Ashland’s settlement of an insurance claim.

	Three months ended
	December 31
(In millions)	2013	2012
Operating income	$45	$72
Depreciation and amortization	65	66
EBITDA	110	138
Insurance settlement	—	(22)
Adjusted EBITDA	$110	$116
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
During the March 2013 quarter, Water Technologies announced a business reorganization to improve the focus on its two key business units, Pulp & Paper and Industrial Water, by forming separate global sales organizations for each business.  The new organizations are designed to help improve service to both the Pulp & Paper and Industrial Water customers.  The reorganization also modified some of the key processes in each business, leading to improved efficiency, reduced complexity and increased agility, all of which are focused on improving

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Water Technologies’ responsiveness to changes in the market. As part of this reorganization, Ashland eliminated approximately $20 million of annualized selling, general and administrative costs globally in order to achieve full run-rate savings by the end of the current quarter.
December 2013 quarter compared to December 2012 quarter
Water Technologies’ sales increased 4% to $436 million in the current quarter compared to $421 million in the prior year quarter, primarily due to volume, which increased sales $14 million, or 3%.  Pricing increased sales an additional $1 million.
Gross profit increased $10 million in the current quarter compared to the prior year quarter.  Improved volumes resulted in increased gross profit of $9 million, while pricing increased gross profit by $1 million. In total, gross profit margin during the current quarter increased 1.1 percentage points to 34.4% compared to the prior year quarter.
Selling, general and administrative expenses increased $1 million during the current quarter as compared to the prior year quarter, primarily due to increased salaries and incentives partially offset by an overall reduced cost structure from the reorganization previously described. Equity and other income also increased $1 million in the current quarter compared to the prior year quarter.
Operating income totaled $27 million during the current quarter compared to $17 million during the prior year quarter.  EBITDA increased $11 million to $45 million. EBITDA margin increased 2.2 percentage points in the current quarter to 10.3%. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2013 and 2012 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Water Technologies.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

	Three months ended
	December 31
(In millions)	2013	2012
Operating income	$27	$17
Depreciation and amortization	18	17
EBITDA	$45	$34
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
December 2013 quarter compared to December 2012 quarter
Performance Materials’ sales increased to $347 million in the current quarter compared to $345 million in the prior year quarter.  Volume increased sales by $9 million, or 3%, as metric tons sold increased to 127.6 thousand. Lower product pricing decreased sales $7 million, or 2%.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross profit increased $6 million in the current quarter compared to the prior year quarter.  Cost reductions and pricing combined to increase gross profit by $4 million. Increased volume and changes in product mix each resulted in increased gross profit of $1 million.  In total, gross profit margin increased 1.7 percentage points to 17.3%, as compared to the prior year quarter.
Selling, general and administrative expenses increased $2 million during the current quarter compared to the prior year quarter, primarily due to slight increases in incentive compensation and bad debt expense.  Equity and other income increased by $3 million compared to the prior quarter primarily due to increased income from the ASK joint venture.
Operating income totaled $20 million in the current quarter compared to $13 million in the prior year quarter.  EBITDA increased $8 million to $34 million in the current quarter, while Adjusted EBITDA increased $6 million to $34 million in the current quarter. Adjusted EBITDA margin increased 1.7 percentage points in the current quarter to 9.8%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three months ended December 31, 2013 and 2012 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The $2 million adjustment in the prior year quarter relates to accelerated depreciation expense related to plant charges that were incurred as part of a restructuring program.

	Three months ended
	December 31
(In millions)	2013	2012
Operating income	$20	$13
Depreciation and amortization (a)	14	13
EBITDA	34	26
Accelerated depreciation and other plant closure costs	—	2
Adjusted EBITDA	$34	$28

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
December 2013 quarter compared to December 2012 quarter
Consumer Markets’ sales increased 1% to $486 million in the current quarter compared to $481 million in the prior year quarter. Volume increased sales by $13 million, or 3%, as lubricant gallons sold increased to 38.6 million gallons during the current quarter. Lower product pricing decreased sales by $8 million, or 2%.  Changes in product mix increased sales by $3 million while unfavorable currency exchange decreased sales by $3 million.
Gross profit increased $7 million during the current quarter compared to the prior year quarter. Raw material cost declines increased gross profit $4 million while volume and changes in product mix each increased gross

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

profit by $2 million.  Unfavorable currency translation decreased gross profit by $1 million. In total, gross profit margin increased 1.1 percentage points to 31.2%, primarily due to raw material cost declines.
Selling, general and administrative expenses increased $4 million, or 5%, during the current quarter as compared to the prior year quarter, primarily as a result of higher advertising expense and increases in salaries, benefits and incentive compensation expense. Equity and other income increased $6 million during the current quarter due to a favorable arbitration ruling on a commercial contract.
Operating income totaled $75 million in the current quarter as compared to $66 million in the prior year quarter.  EBITDA increased $8 million to $83 million in the current quarter, while EBITDA margin increased 1.5 percentage points to 17.1% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2013 and 2012 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Markets.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

	Three months ended
	December 31
(In millions)	2013	2012
Operating income	$75	$66
Depreciation and amortization	8	9
EBITDA	$83	$75
Unallocated and other
Unallocated and other recorded income of $12 million and $8 million for the three months ended December 31, 2013 and 2012, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to business segments.  These include interest cost, expected return on assets and amortization of prior service cost as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to business segments.  These items resulted in income during the current quarter and prior year quarter of $14 million and $19 million, respectively. The decrease in the current quarter compared to the prior year quarter is primarily a result of higher discount rates in the current period. Unallocated costs for the prior year quarter also included expense of $7 million related to other ISP integration activities.
The following table presents the primary income and expense components for the three months ended December 31, 2013 and 2012.

	Three months ended
	December 31
(In millions)	2013	2012
Pension and other postretirement net periodic income
(excluding service cost)	$14	$19
Restructuring activities (includes severance, integration
and stranded divestiture costs)	(1)	(7)
Environmental reserves for divested businesses	(4)	(1)
Other income (expense)	3	(3)
Total unallocated income	$12	$8

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL POSITION
Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2013 and 2012.  Ashland had $295 million in cash and cash equivalents as of December 31, 2013, of which $278 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes may need to be accrued and paid depending upon the source of the earnings remitted.  Certain amounts are intended to be permanently reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.  In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives, and the cost of remitting such foreign earnings.

	Three months ended
	December 31
(In millions)	2013	2012
Cash provided (used) by:
Operating activities from continuing operations	$37	$81
Investing activities from continuing operations	(46)	(49)
Financing activities from continuing operations	(29)	(53)
Discontinued operations	(12)	(16)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	2
Net decrease in cash and cash equivalents	$(51)	$(35)
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the three months ended December 31, 2013 and 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2013	2012
Cash flows (used) provided by operating activities from continuing operations
Net income	$110	$101
Loss from discontinued operations (net of income taxes)	1	1
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	105	107
Debt issuance cost amortization	3	5
Deferred income taxes	(3)	(3)
Equity income from affiliates	(6)	(5)
Distributions from equity affiliates	6	5
Gain from sale of property and equipment	—	(2)
Stock based compensation expense	8	9
Net gain on divestitures	(5)	—
Change in operating assets and liabilities (a)	(182)	(137)
Total cash flows provided by operating activities from continuing operations	$37	$81

(a)Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash inflows of $37 million in the current quarter and $81 million in the prior year quarter.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, and adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization) as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus within the company.
Working capital was an outflow of $113 million and $98 million during the current and prior year quarters, respectively. The outflows for each quarter primarily related to decreased trade payables and certain accrued expenses, primarily the result of incentive compensation payouts to employees from the prior year paid during the first quarter of each fiscal year, partially offset by decreased accounts receivable balances resulting from the sales decline since the end of the respective prior fiscal year.
Operating cash flows for the current quarter included income from continuing operations of $111 million and noncash adjustments of $105 million for depreciation and amortization and $3 million for debt issuance cost amortization. Operating cash flows for the prior year quarter included income from continuing operations of $102 million and noncash adjustments of $107 million for depreciation and amortization and $5 million for debt issuance cost amortization.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the three months ended December 31, 2013 and 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2013	2012
Cash flows (used) provided by investing activities from continuing operations
Additions to property, plant and equipment	$(52)	$(51)
Proceeds from disposal of property, plant and equipment	1	2
Proceeds from sale of operations or equity investments	5	—
Total cash flows used by investing activities from continuing operations	$(46)	$(49)
Cash used by investing activities was $46 million for the current quarter as compared to $49 million for the prior year quarter.  The significant cash investing activities for the current and prior year quarters primarily related to cash outflows from property additions of $52 million and $51 million, respectively. In addition, proceeds from disposals of property, plant and equipment were $1 million and $2 million during the three months ended December 31, 2013 and 2012, respectively. The current quarter also included proceeds related to a tax receipt from the MAP Transaction of $5 million.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the three months ended December 31, 2013 and 2012.

	Three months ended
	December 31
(In millions)	2013	2012
Cash flows (used) provided by financing activities from continuing operations
Repayment of long-term debt	$(12)	$(43)
Proceeds from short-term debt	6	5
Cash dividends paid	(26)	(18)
Proceeds from exercise of stock options	—	1
Excess tax benefits related to share-based payments	3	2
Total cash flows used by financing activities from continuing operations	$(29)	$(53)
Cash used by financing activities was $29 million for the current quarter and $53 million for the prior year quarter.  Significant cash financing activities for the current quarter included the repayment of long-term debt of $12 million and cash dividends paid of $0.34 per share, for a total of $26 million, partially offset by cash inflows of $6 million for proceeds from short-term debt and $3 million for excess tax benefits related to share-based payments.  Significant cash financing activities for the prior year quarter included net repayments of long-term debt of $43 million, proceeds from short-term debt of $5 million and cash dividends paid of $0.225 per share, for a total of $18 million. Financing activities for the prior year quarter also included cash inflows of $3 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
Cash used by discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for the three months ended December 31, 2013 and 2012.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2013	2012
Cash used by discontinued operations
Operating cash flows	$(12)	$(16)
Total cash flows used by discontinued operations	$(12)	$(16)
The cash outflows in each quarter relate to previously divested businesses and to payment of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Three months ended
	December 31
(In millions)	2013	2012
Cash flows provided by operating activities from continuing operations	$37	$81
Adjustments:
Additions to property, plant and equipment	(52)	(51)
Free cash flows	$(15)	$30
At December 31, 2013, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,231 million, compared to $1,158 million at September 30, 2013.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $17 million at December 31, 2013 and $21 million at September 30, 2013.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 107% and 105% of current liabilities at December 31, 2013 and September 30, 2013, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of December 31, 2013 and September 30, 2013.

	December 31	September 30
(In millions)	2013	2013
Cash and cash equivalents	$295	$346

Unused borrowing capacity
Revolving credit facility	$1,119	$1,119
Accounts receivable securitization facility	$52	$80
Total borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2013 Senior Credit Facility) was $1,119 million, due to a reduction of $81 million for letters of credit outstanding at December 31, 2013.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facility, was $1,466 million at December 31, 2013 as compared to $1,545 million at September 30, 2013.
Capital resources
Debt
The following summary reflects Ashland’s debt as of December 31, 2013 and September 30, 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	December 31	September 30
(In millions)	2013	2013
Short-term debt	$314	$308
Long-term debt (including current portion)	2,948	2,959
Total debt	$3,262	$3,267
The current portion of long-term debt was zero at December 31, 2013 and $12 million at September 30, 2013.  Debt as a percent of capital employed was 41% and 42% at December 31, 2013 and September 30, 2013, respectively.  At December 31, 2013, Ashland’s total debt had an outstanding principal balance of $3,417 million and discounts of $155 million.  The scheduled aggregate maturities of debt by year are as follows:  $39 million remaining in 2014, $284 million in 2015, $600 million in 2016, none in 2017 and $700 million in 2018.
Debt covenant restrictions
The 2013 Senior Credit Facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, certain negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of December 31, 2013, Ashland is in compliance with all debt agreement covenant restrictions.
The 2013 Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2013 Senior Credit Facility defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on page 29. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. The maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility during its entire duration is 3.25.
The 2013 Senior Credit Facility defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the 2013 Senior Credit Facility during its entire duration is 3.00.
At December 31, 2013, Ashland’s calculation of the consolidated leverage ratio was 2.7, which is below the maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility of 3.25. At December 31, 2013, Ashland’s calculation of the consolidated interest coverage ratio was 7.3, which exceeds the minimum required ratio of 3.00. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated leverage ratio and a 0.6x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
Credit ratings
Ashland’s corporate credit ratings have remained unchanged from those reported in its Form 10-K filed in November 2013.  Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba1, with a stable outlook from both.  Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

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
Based on Ashland’s current debt structure, future annual interest expense is expected to range from approximately $155 million to $175 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.
Stockholders’ equity
Stockholders’ equity increased $112 million since September 30, 2013 to $4,665 million at December 31, 2013.  This increase was due to net income during the period of $110 million and deferred translation gains of $39 million, offset by regular cash dividends of $26 million, adjustments to pension and postretirement obligations of $4 million and a $7 million decrease in common shares issued under stock incentive and other plans.
Ashland has the ability to make discretionary purchases of Ashland Common Stock on the open market, pursuant to a $600 million share repurchase authorization, approved by the Board of Directors of Ashland in May 2013, of which $450 million is still available at December 31, 2013. This authorization replaced Ashland’s previous $400 million share repurchase authorization, approved in March 2011, which had $329 million remaining as of December 31, 2012.  During the three months ended December 31, 2013 and 2012, Ashland did not execute any share repurchases.
During the December 2013 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in June and September of 2013 and was an increase from the quarterly dividend of 22.5 cents per share paid during the first and second quarters of 2013.
Capital expenditures
Ashland is currently forecasting approximately $275 million of capital expenditures for 2014 funded primarily from operating cash flows.  Capital expenditures were $52 million for the three months ended December 31, 2013 and averaged $271 million during the last three fiscal years.
CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three months ended December 31, 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

OUTLOOK
During the upcoming March 2014 quarter, the Specialty Ingredients business expects increased plant utilization and an approximate 5% sequential increase in sales from improved product mix, seasonality and increased pricing, with an expected EBITDA margin of approximately 20%. The Performance Materials business is expecting normal seasonal volume increases sequentially with overall margins remaining comparable. The Consumer Markets business expects gross profit margin during the second quarter to be consistent with the current quarter as lower raw material costs are expected to be offset by currency effects within the international business. In addition, selling, general and administrative expenses are expected to slightly increase sequentially for this business.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at December 31, 2013 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2013 due to a material weakness in internal control over financial reporting described below in the paragraph captioned “Status of Remediation of Material Weakness.”
Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2013, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.
Status of Remediation of Material Weakness - As disclosed in Ashland’s Annual Report on Form 10-K for the year ended September 30, 2013, management concluded that Ashland did not maintain effective internal control over financial reporting as of September 30, 2013 due to a material weakness regarding the lower of cost or market (“LCM”) inventory valuation methodology for the Elastomers line of business. The Company has taken the following steps to remediate the identified material weakness. Since June 30, 2013, the LCM analysis and adjustment have been completed subsequent to the valuation of inventory using the Last-In, First-out (“LIFO”) method. In addition, the Elastomers line of business was integrated into Ashland’s SAP system as of July 1, 2013. This integration puts the Elastomers line of business on the same enterprise resource planning system as the rest of the Company. Ashland believes these steps have strengthened its controls over financial reporting and addressed the material weakness. Ashland validated that the remediation measures described above continue to be in place and operating for the quarter ended December 31, 2013, but determined that the remediation measures should be in place and operating for two quarters in the 2014 fiscal year before concluding that the material weakness has been remediated. The Company will continue to test and evaluate these controls as part of its 2014 assessment of internal controls over financial reporting.

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
For additional detailed information regarding liabilities arising from asbestos-related litigation, see Note J of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Environmental Proceedings
(1)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of December 31, 2013, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 80 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
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
(3)    Jefferson Borough, Pennsylvania Matter – In May 2013, the Pennsylvania Department of Environmental Protection (PADEP) provided Hercules with notice of four alleged unauthorized releases of leachate and wastewater at the Resin Disposal Superfund Site to the ground, groundwater and a tributary. While it is reasonable to believe that this matter will involve a penalty from the PADEP exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see Note J of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2013 and September 30, 2013.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2013.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes, other than noted below, from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Ashland may be unable to realize the anticipated benefits and cost savings from its global restructuring program. In addition, the failure to effectively implement and complete the global restructuring program could have a material adverse effect on Ashland’s business, results of operations, financial condition or cash flows.
Ashland has announced a global restructuring program designed to improve the Company’s ability to serve customers and markets, enhance growth, increase margins, improve the Company’s competitive position and reduce its cost structure. The global restructuring program includes realigning certain business units, decentralizing the current supply chain structure and moving those functions into each of the commercial units, relocating and consolidating certain workforce positions, workforce reductions, and other cost reduction initiatives. A global restructuring program of this type is complex, and Ashland may be unable to realize in full or in part the anticipated benefits and cost reductions. Risks associated with the global restructuring program include disruptions to our business and operations, delays in meeting customer orders due to supply chain changes or loss of employees, lack of customer acceptance, resource allocation among competing priorities, employee disruption and turnover, delays in implementing necessary changes to standard processes and systems, failure to meet operational and financial targets, changes in restructuring plans and additional unexpected costs, any of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 6.  EXHIBITS

(a) Exhibits
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

*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three months ended December 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Balance Sheets at December 31, 2013 and September 30, 2013; (iii) Statements of Consolidated Stockholders’ Equity at December 31, 2013; (iv) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2013 and December 31, 2012; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
January 30, 2014	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Submitted electronically with this report.