Form 10-Q
period 2014-03-31
ASHLAND INC.
filed 2014-05-01
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At March 31, 2014, there were 77,931,564 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2014	2013	2014	2013
Sales	$1,545	$1,550	$2,977	$2,998
Cost of sales	1,168	1,124	2,216	2,176
Gross profit	377	426	761	822

Selling, general and administrative expense	370	228	605	466
Research and development expense	36	30	63	53
Equity and other income (loss)	(35)	16	(14)	29
Operating income (loss)	(64)	184	79	332

Net interest and other financing expense	41	145	83	189
Net gain on divestitures	1	7	6	7
Income (loss) from continuing operations before
income taxes	(104)	46	2	150
Income tax expense (benefit) - Note I	(43)	(2)	(25)	21
Income (loss) from continuing operations	(61)	48	27	129
Income from discontinued operations (net of tax) - Note C	17	5	39	25
Net income (loss)	$(44)	$53	$66	$154

PER SHARE DATA
Basic earnings per share - Note L
Income (loss) from continuing operations	$(0.78)	$0.61	$0.35	$1.63
Income from discontinued operations	0.21	0.06	0.50	0.32
Net income (loss)	$(0.57)	$0.67	$0.85	$1.95

Diluted earnings per share - Note L
Income (loss) from continuing operations	$(0.78)	$0.61	$0.35	$1.60
Income from discontinued operations	0.21	0.05	0.49	0.32
Net income (loss)	$(0.57)	$0.66	$0.84	$1.92

DIVIDENDS PAID PER COMMON SHARE	$0.340	$0.225	$0.680	$0.450

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(44)	$53	$66	$154
Other comprehensive income (loss), net of tax - Note M
Unrealized translation gain (loss)	(25)	(66)	14	(21)
Pension and postretirement obligation adjustment	(5)	(3)	(9)	(7)
Net change in interest rate hedges	—	35	—	38
Other comprehensive income (loss)	(30)	(34)	5	10
Comprehensive income (loss)	$(74)	$19	$71	$164

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30
(In millions - unaudited)	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$491	$346
Accounts receivable (a)	1,150	1,113
Inventories - Note F	773	758
Deferred income taxes	108	107
Other assets	121	62
Held for sale - Note C	499	487
Total current assets	3,142	2,873
Noncurrent assets
Property, plant and equipment
Cost	4,222	4,181
Accumulated depreciation	1,756	1,674
Net property, plant and equipment	2,466	2,507
Goodwill - Note G	2,717	2,709
Intangibles - Note G	1,388	1,437
Asbestos insurance receivable - Note K	432	437
Equity and other unconsolidated investments	174	213
Other assets	533	552
Held for sale - Note C	1,336	1,360
Total noncurrent assets	9,046	9,215
Total assets	$12,188	$12,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note H	$401	$308
Current portion of long-term debt - Note H	—	12
Trade and other payables	646	714
Accrued expenses and other liabilities	521	499
Held for sale - Note C	186	194
Total current liabilities	1,754	1,727
Noncurrent liabilities
Long-term debt - Note H	2,949	2,947
Employee benefit obligations - Note J	1,215	1,110
Asbestos litigation reserve - Note K	708	735
Deferred income taxes	363	369
Other liabilities	550	548
Held for sale - Note C	79	99
Total noncurrent liabilities	5,864	5,808

Stockholders’ equity	4,570	4,553

Total liabilities and stockholders’ equity	$12,188	$12,088

(a)	Accounts receivable includes an allowance for doubtful accounts of $12 million at March 31, 2014 and September 30, 2013.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	(a)	Total
BALANCE AT SEPTEMBER 30, 2013	$1	$506	$3,758	$288		$4,553
Total comprehensive income			66	5		71
Regular dividends, $.68 per common share			(53)			(53)
Common shares issued under stock
incentive and other plans (b)		(1)				(1)
BALANCE AT MARCH 31, 2014	$1	$505	$3,771	$293		$4,570

(a)
At March 31, 2014 and September 30, 2013, the after-tax accumulated other comprehensive income of $293 million and $288 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $71 million and $80 million, respectively, and net unrealized translation gains of $222 million and $208 million, respectively.

(b)	Common shares issued were 438,924 for the six months ended March 31, 2014.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2014	2013
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$66	$154
Income from discontinued operations (net of tax)	(39)	(25)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	183	178
Debt issuance cost amortization	7	57
Purchased in-process research and development impairment	9	4
Deferred income taxes	(4)	(5)
Equity income from affiliates	(14)	(13)
Distributions from equity affiliates	6	5
Gain from sale of property and equipment	—	(1)
Stock based compensation expense	17	16
Net gain on divestitures	(6)	(7)
Impairment of equity method investment	46	—
Losses on pension plan remeasurement	105	—
Change in operating assets and liabilities (a)	(182)	(160)
Total cash flows provided by operating activities from continuing operations	194	203
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(96)	(94)
Proceeds from disposal of property, plant and equipment	4	3
Purchase of operations - net of cash acquired	(2)	—
Proceeds (uses) from sale of operations or equity investments	6	(2)
Total cash flows used by investing activities from continuing operations	(88)	(93)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	—	2,320
Repayment of long-term debt	(12)	(2,518)
Proceeds from short-term debt	93	113
Debt issuance costs	—	(36)
Cash dividends paid	(53)	(36)
Proceeds from exercise of stock options	1	1
Excess tax benefits related to share-based payments	6	4
Total cash flows provided (used) by financing activities from continuing operations	35	(152)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	141	(42)
Cash provided (used) by discontinued operations
Operating cash flows	20	5
Investing cash flows	(15)	(21)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	145	(55)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	346	523
CASH AND CASH EQUIVALENTS - END OF PERIOD	$491	$468

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Results of operations for the period ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending September 30, 2014.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.
Ashland is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets). On February 18, 2014, Ashland signed a definitive agreement to sell substantially all of the assets and liabilities of Ashland Water Technologies (Water Technologies). As a result of this expected sale, the operating results and cash flows related to Water Technologies have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows, while assets and liabilities that are to be sold have been classified within the Condensed Consolidated Balance Sheet as held for sale. In addition to the sale of Water Technologies, Ashland is currently realigning certain components remaining in its portfolio of businesses. See Notes B, C, D and O for additional information on the Water Technologies divestiture and its reported results as well as Ashland’s current reportable segment results and ongoing business realignment.
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
New accounting standards
A description of new accounting standards issued and adopted during the current year is required in interim financial reporting.  As of March 31, 2014, no new standards applicable to Ashland have been issued since Ashland’s most recent Form 10-K filing. A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The following standards became effective as of October 1, 2013.

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
NOTE B - DIVESTITURES
Water Technologies
On February 18, 2014, Ashland entered into a definitive agreement to sell the Water Technologies segment to a fund managed by Clayton, Dubilier & Rice (CD&R) in a transaction valued at approximately $1.8 billion. The transaction is expected to close by September 30, 2014, contingent on certain customary regulatory approvals and standard closing conditions. Ashland expects after-tax net proceeds from the sale to total approximately $1.4 billion, which primarily will be used to return capital to shareholders in the form of share repurchases. Water Technologies recorded sales of $1.7 billion during the most recently completed fiscal year ended September 30, 2013 and employs approximately 3,000 employees throughout the Americas, Europe and Asia Pacific.
Since this transaction signifies Ashland’s exit from the Water Technologies business, Ashland has classified Water Technologies’ results of operations and cash flows within the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows as discontinued operations for all periods presented. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Water Technologies segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $9 million and $8 million during the three months ended March 31, 2014 and 2013, respectively, and $18 million during the six months ended March 31, 2014 and 2013. Ashland is currently implementing plans to eliminate these costs as part of the global restructuring program.
Ashland will retain and has agreed to indemnify CD&R for certain liabilities of the Water Technologies business arising prior to the closing of the sale, including certain pension and postretirement liabilities, environmental remediation liabilities and certain legacy liabilities relating to businesses disposed or discontinued by the Water Technologies business. Costs directly related to these retained liabilities have been included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during the three and six months ended March 31, 2014 and 2013, respectively.
Subsequent to the completion of the sale, Ashland expects to provide certain transition services to CD&R for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed. See Note C for further information on the results of operations of Water Technologies for all periods presented.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES (continued)

Held for sale classification
The assets and liabilities of Water Technologies for current and prior periods have been reflected as assets and liabilities held for sale within the Condensed Consolidated Balance Sheets and are comprised of the following components:

	March 31	September 30
(In millions)	2014	2013
Accounts receivable (a)	$330	$332
Inventories	150	141
Other assets	19	14
Current assets held for sale	$499	$487

Net property, plant and equipment	$333	$335
Goodwill	645	657
Intangibles	344	354
Equity and other unconsolidated investments	5	5
Other assets	8	8
Noncurrent assets held for sale	$1,335	$1,359

Trade and other payables	$163	$171
Accrued expenses and other liabilities	23	23
Current liabilities held for sale	$186	$194

Employee benefit obligations	$63	$64
Deferred income taxes	13	32
Other liabilities	3	3
Noncurrent liabilities held for sale	$79	$99

(a)    Accounts receivable includes an allowance for doubtful accounts of $5 million at March 31, 2014 and September 30, 2013.
In addition to the Water Technologies assets and liabilities identified above as held for sale, Ashland held other noncurrent assets for sale of $1 million as of March 31, 2014 and September 30, 2013 related to nonoperational properties and certain Valvoline Instant Oil ChangeSM locations. The noncurrent assets held for sale are required to be measured at the lower of carrying value or fair value less costs to sell. Fair values are based on definitive agreements or sale or other market quotes which would be considered significant unobservable market inputs (Level 3) within the fair value hierarchy. See also Note E for further information on the fair value hierarchy.
Casting Solutions joint venture
Ashland, in conjunction with its partner, initiated a process to sell the ASK Chemicals GmbH (ASK) joint venture, in which Ashland has 50% ownership. As part of the ongoing sale process, Ashland determined during March 2014 that the fair value of its investment in the ASK joint venture was less than the carrying value and that an other than temporary impairment had occurred. As a result, Ashland recognized an impairment charge of $46 million related to its investment in the ASK joint venture during the three and six months ended March 31, 2014. The charge was recognized within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.
In April 2014, Ashland announced that it had entered into a definitive agreement to sell its 50% ownership in the ASK joint venture to investment funds affiliated with Rhône Capital, LLC (Rhône), a London and New

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES (continued)

York-based private equity investment firm. Total pre-tax proceeds to the sellers will be $205 million, which includes $176 million in cash and a $29 million note from Rhône. Proceeds will be split evenly between Ashland and its partner under terms of the 50/50 joint venture. The transaction is expected to close prior to the end of Ashland’s fiscal fourth quarter on September 30, 2014 and is subject to customary closing conditions, including regulatory approvals. Any additional gain or loss recognized as a result of the transaction is expected to be nominal and would be recognized in the period that the transaction closes.
NOTE C – DISCONTINUED OPERATIONS
In the current and previous periods, Ashland has divested certain businesses that have qualified as discontinued operations. The operating results from these divested businesses during the reporting periods prior to divestiture and subsequent adjustments related to ongoing assessments of certain retained liabilities and tax items have been recorded within the discontinued operations caption in the Statements of Consolidated Comprehensive Income for all periods presented and are discussed further within this note.
As previously described in Note B, Ashland signed a definitive agreement with CD&R on February 18, 2014 to sell substantially all of the assets and liabilities of Water Technologies. Ashland has determined that this expected sale qualifies as a discontinued operation, in accordance with U.S. GAAP, since Ashland will not have significant continuing involvement in the Water Technologies business upon closing of the transaction. As a result, the previous operating results and cash flows related to Water Technologies have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows, while assets and liabilities that are to be sold have been classified within the Condensed Consolidated Balance Sheet as held for sale. Sales for the three months ended March 31, 2014 and 2013 were $431 million and $424 million, respectively, and were $867 million and $845 million for the six months ended March 31, 2014 and 2013, respectively.
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, and from businesses previously divested by Hercules, a wholly-owned subsidiary of Ashland that was acquired in 2009.  Adjustments to the recorded litigation reserves and related insurance receivables are recorded within discontinued operations.  See Note K for more information related to the adjustments on asbestos liabilities and receivables.
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) segment.  Ashland determined that this sale qualified as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  Ashland has made subsequent adjustments to the gain on sale of Distribution, primarily relating to the tax effects of the sale.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three and six months ended March 31, 2014 and 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DISCONTINUED OPERATIONS (continued)

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2014	2013	2014	2013
Income (loss) from discontinued operations (net of tax)
Water Technologies (a)	$17	$7	$40	$28
Distribution	—	(2)	—	(2)
Asbestos-related litigation	—	—	(1)	(1)
Total income from discontinued operations (net of tax)	$17	$5	$39	$25

(a)
For the three months ended March 31, 2014 and 2013, pretax income recorded for Water Technologies was $19 million and $20 million, respectively, and for the six months ended March 31, 2014 and 2013, pretax income recorded for Water Technologies was $55 million and $49 million, respectively.

NOTE D – RESTRUCTURING ACTIVITIES
Ashland periodically implements corporate restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
During the December 2013 quarter, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland announced a voluntary severance offer (VSO) in January 2014 to certain U.S. employees. As of March 31, 2014, approximately 400 employees were formally approved for the VSO. All payments related to the VSO are expected to be paid out from May through December 31, 2014. The first phase of an involuntary program for employees was also initiated as part of the global restructuring program during the current quarter and will continue in subsequent quarters. The VSO and involuntary programs resulted in expense of $75 million being recognized, $13 million within the cost of sales caption and $62 million within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income during the three and six months ended March 31, 2014. In addition, the employee reductions resulted in a pension curtailment being recorded during the current quarter. See Note J for further information. As of March 31, 2014, the remaining restructuring reserve for the global restructuring program was $75 million.
During the March 2014 quarter, Ashland incurred an additional $3 million lease abandonment charge related to its exit from an office facility that was obtained as part of the Hercules acquisition. The costs related to the reserve will be paid over the remaining lease term through May 2016. As of March 31, 2014 and 2013, the remaining restructuring reserve for the facility costs totaled $10 million and $9 million, respectively.
As of March 31, 2014 and 2013, the remaining $7 million and $19 million, respectively, in restructuring reserves for other previously announced programs principally consisted of expected future severance payments for programs implemented during 2011.
The following table summarizes the related activity in these reserves for the six months ended March 31, 2014 and 2013.  The severance reserves are included in accrued expenses and other liabilities while facility costs reserves are primarily within other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – RESTRUCTURING ACTIVITIES (continued)

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2013	$17	$8	$25
Restructuring reserve	75	3	78
Utilization (cash paid or otherwise settled)	(10)	(1)	(11)
Balance at March 31, 2014	$82	$10	$92

Balance as of September 30, 2012	$29	$15	$44
Reserve adjustments	1	—	1
Utilization (cash paid or otherwise settled)	(11)	(6)	(17)
Balance at March 31, 2013	$19	$9	$28
NOTE E – FAIR VALUE MEASUREMENTS
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
The following table summarizes financial instruments subject to recurring fair value measurements as of March 31, 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$491	$491	$491	$—	$—
Deferred compensation investments (a)	185	185	48	137	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$680	$680	$542	$138	$—

Liabilities
Foreign currency derivatives	$1	$1	$—	$1	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2013.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$346	$346	$346	$—	$—
Deferred compensation investments (a)	181	181	50	131	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$531	$531	$399	$132	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

recognized during the three and six months ended March 31, 2014 and 2013 within the Statements of Consolidated Comprehensive Income.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2014	2013	2014	2013
Foreign currency derivative gain (loss)	$2	$(2)	$5	$(1)
The following table summarizes the fair values of the outstanding foreign currency derivatives as of March 31, 2014 and September 30, 2013 included in other current assets and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2014	2013
Foreign currency derivative assets	$1	$1
Notional contract values	356	312

Foreign currency derivative liabilities (a)	$1	$—
Notional contract values	118	246

(a)	Fair values of liabilities of $0 denote values less than $1 million.
Interest rate hedges
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the August 2011 acquisition of International Specialty Products Inc. (ISP). These instruments qualified for hedge accounting treatment and were designated as cash flow hedges whereby Ashland recorded these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affected net income.  There was no hedge ineffectiveness with these instruments during the three and six months ended March 31, 2013. Ashland terminated the interest rate swap agreements in conjunction with the repayment of term loans A and B during the March 2013 quarter, resulting in a charge of $52 million included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2013.
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
During the three and six months ended March 31, 2013, Ashland reclassified losses of $60 million and $65 million, respectively, from AOCI to the Statements of Consolidated Comprehensive Income. The losses reclassified to the Statements of Consolidated Comprehensive Income were recorded in the net interest and other financing expense caption. Additionally, an unrealized loss of $3 million on interest rate hedges was recognized in AOCI during the three and six months ended March 31, 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Other financial instruments
At March 31, 2014 and September 30, 2013, Ashland’s long-term debt had a carrying value of $2,949 million and $2,959 million, respectively, compared to a fair value of $3,095 million and $3,003 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
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
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2014	2013
Finished products	$544	$518
Raw materials, supplies and work in process	251	261
LIFO reserve	(22)	(21)
	$773	$758
NOTE G – GOODWILL AND OTHER INTANGIBLES
Goodwill
In accordance with U.S. GAAP, Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually and when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients and Consumer Markets segments and the Composites and Adhesives and Elastomers reporting units within the Performance Materials segment. Prior to its sale, Water Technologies was treated as a separate reporting unit for allocation of goodwill. Ashland performed its most recent annual goodwill impairment test as of July 1, 2013 and determined at that time that no impairment existed.
The following is a progression of goodwill by segment for the six months ended March 31, 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

	Specialty	Performance		Consumer
(In millions)	Ingredients	Materials	(a)	Markets	Total
Balance at September 30, 2013	$2,231	$311		$167	$2,709
Other (b)	(7)	—		—	(7)
Currency translation adjustment	13	1		1	15
Balance at March 31, 2014	$2,237	$312		$168	$2,717

(a)
Goodwill consisted of $10 million for the Elastomers reporting unit as of March 31, 2014 and September 30, 2013, as well as $302 million and $301 million for the Composites and Adhesives reporting unit as of March 31, 2014 and September 30, 2013, respectively.

(b)	Other caption represents the adjustment of certain items identified from previous acquisitions that were corrected within the Condensed Consolidated Balance Sheet.

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
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $326 million and $335 million as of March 31, 2014 and September 30, 2013, respectively. The $9 million decrease in indefinite-lived intangible assets resulted from an impairment charge related to certain IPR&D assets associated with the acquisition of ISP. This charge was included in the research and development expense caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2014. In accordance with U.S. GAAP, Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of March 31, 2014 and September 30, 2013.

	March 31, 2014
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$375	$(47)	$328
Intellectual property	827	(200)	627
Customer relationships	511	(101)	410
IPR&D	23	—	23
Total intangible assets	$1,736	$(348)	$1,388

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

	September 30, 2013
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$375	$(45)	$330
Intellectual property	827	(175)	652
Customer relationships	507	(84)	423
IPR&D	32	—	32
Total intangible assets	$1,741	$(304)	$1,437
Amortization expense recognized on intangible assets was $22 million for the three months ended March 31, 2014 and 2013 and $44 million for the six months ended March 31, 2014 and 2013 and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Estimated amortization expense for future periods is $89 million in 2014 (includes six months actual and six months estimated), $87 million in 2015, $87 million in 2016, $87 million in 2017 and $86 million in 2018.
NOTE H – DEBT
The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2014	2013
4.750% notes, due 2022	$1,120	$1,119
3.875% notes, due 2018	700	700
3.000% notes, due 2016	600	600
6.875% notes, due 2043	376	376
Accounts receivable securitization	325	270
6.50% junior subordinated notes, due 2029	133	131
Revolving credit facility (a)	35	—
Other international loans, interest at a weighted-
average rate of 6.9% at March 31, 2014 (5.3% to 11.5%)	41	44
Medium-term notes, due 2015-2019, interest at a weighted-
average rate of 8.7% at March 31, 2014 (8.4% to 9.4%)	14	14
Other	6	13
Total debt	3,350	3,267
Short-term debt	(401)	(308)
Current portion of long-term debt	—	(12)
Long-term debt (less current portion)	$2,949	$2,947

(a)    2013 Senior Credit Facility

The scheduled aggregate maturities of debt by year are as follows:  $33 million remaining in 2014, $342 million in 2015, $600 million in 2016, none in 2017 and $735 million in 2018.  The borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2013 Senior Credit Facility) was $1,084 million, due to an outstanding balance of $35 million, as well as a reduction of $81 million for letters of credit

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

outstanding at March 31, 2014. In total, Ashland’s total borrowing capacity at March 31, 2014 was $1,109 million, which includes $25 million from the accounts receivable securitization facility.
Covenant restrictions
The 2013 Senior Credit Facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of March 31, 2014, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility during its entire duration is 3.25.  At March 31, 2014, Ashland’s calculation of the consolidated leverage ratio was 2.5, which is below the maximum consolidated leverage ratio of 3.25.
The minimum required consolidated interest coverage ratio under the 2013 Senior Credit Facility during its entire duration is 3.00.  At March 31, 2014, Ashland’s calculation of the interest coverage ratio was 7.4, which exceeds the minimum required consolidated ratio of 3.00.
NOTE I – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2014 is 21.1%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax benefit rate was 41.3% for the three months ended March 31, 2014 and includes $80 million of discrete tax benefits recorded to the quarter on pretax charges of $247 million related to pension charges, global restructuring program costs and impairments related to the investment in the ASK joint venture and certain IPR&D assets. In addition, the rate was impacted by net charges for discrete items of $7 million, which consisted of $15 million in a foreign income tax rate change and other divestiture-related deferred tax adjustments, partially offset by $8 million for the reversal of unrecognized tax benefits.
The overall effective tax benefit rate of 1,250.0% for the six months ended March 31, 2014 includes certain discrete items such as the current quarter discrete items discussed previously, as well as a net benefit for discrete items of $5 million primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts.
Prior fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2013 was 24.9%. The overall effective tax benefit rate was 4.3% for the three months ended March 31, 2013 and was impacted by a $33 million tax benefit related to the $99 million charge from interest rate swap terminations and accelerated debt issuance and other costs and a $6 million tax benefit for fiscal year 2012 research and development credits as a result of updated tax legislation. These discrete tax benefits were partially offset by a discrete tax charge of $7 million, primarily related to a foreign tax audit.
The overall effective tax rate of 14.0% for the six months ended March 31, 2013 includes the discrete items in the prior year quarter discussed previously as well as two net discrete tax benefit adjustments of $6 million

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES (continued)

and $4 million, respectively, related to the reversal of an unrecognized tax benefit and a foreign income tax rate change.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2014.

(In millions)
Balance at October 1, 2013	$133
Increases related to positions taken on items from prior years	2
Decreases related to positions taken on items from prior years	(1)
Increases related to positions taken in the current year	12
Lapse of the statute of limitations	(9)
Balance at March 31, 2014	$137
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $4 million for continuing operations and $2 million for discontinued operations, respectively, related primarily to statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.
NOTE J – EMPLOYEE BENEFIT PLANS
For the six months ended March 31, 2014, Ashland contributed $14 million to its U.S. pension plans and $8 million to its non-U.S. pension plans.  Ashland expects to make additional contributions to the U.S. plans of approximately $9 million and to the non-U.S. plans of approximately $10 million during the remainder of 2014.
Due to the global restructuring plan initiated during the current quarter, Ashland was required to remeasure certain pension plan obligations, which includes updating assumptions related to these plans such as the discount rate, asset values and demographic data that were last updated at Ashland’s fiscal year end. As a result of the remeasurement, Ashland recognized a curtailment loss of $7 million and actuarial loss of $83 million during the three and six months ended March 31, 2014. In accordance with U.S. GAAP, $14 million of the actuarial loss was attributable to the Water Technologies business and included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2014.
During the current quarter, Ashland also settled a non-U.S. pension plan, which in accordance with U.S. GAAP requires the plan to be remeasured. The remeasurement resulted in Ashland recognizing a settlement loss of $21 million and an actuarial loss of $13 million during the three and six months ended March 31, 2014. Of these amounts, $3 million of the settlement loss and $2 million of the actuarial loss were attributable to the Water Technologies business and therefore included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2014.
For segment reporting purposes, service cost for continuing operations is proportionately allocated to each segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment. In accordance with U.S. GAAP, a portion of the other components of pension and other postretirement benefit costs (i.e. interest cost, expected return on assets, and amortization of prior service credit) related to Water Technologies has been reclassified from the Unallocated

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

and other segment to the discontinued operations caption of the Statements of Consolidated Comprehensive Income. For the three months ended March 31, 2014 and 2013, income of $2 million and $3 million, respectively, and for the six months ended March 31, 2014 and 2013, income of $4 million and $6 million, respectively, were classified within discontinued operations.
The following table details the components of pension and other postretirement benefit costs for both continuing and discontinued operations.

			Other postretirement
	Pension benefits		benefits
(In millions)	2014	2013	2014	2013
Three months ended March 31
Service cost	$10	$11	$—	$1
Interest cost	50	44	2	2
Expected return on plan assets	(60)	(60)	—	—
Amortization of prior service credit	(1)	(1)	(5)	(5)
Curtailment, settlement and other	28	—	—	—
Actuarial loss	96	—	—	—
	$123	$(6)	$(3)	$(2)

Six months ended March 31
Service cost	$21	$23	$1	$1
Interest cost	99	88	4	4
Expected return on plan assets	(119)	(119)	—	—
Amortization of prior service credit	(1)	(1)	(11)	(11)
Curtailment, settlement and other	28	—	—	—
Actuarial loss	96	—	—	—
	$124	$(9)	$(6)	$(6)

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES
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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2014	2013	2013	2012	2011
Open claims - beginning of period	65	66	66	72	83
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	—	(1)	(2)	(7)	(12)
Open claims - end of period	66	66	65	66	72
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2013 quarter, it was determined that the liability for asbestos claims should be decreased by $28 million.  Total reserves for asbestos claims were $447 million at March 31, 2014 compared to $463 million at September 30, 2013.
A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2014	2013	2013	2012	2011
Asbestos reserve - beginning of period	$463	$522	$522	$543	$537
Reserve adjustment	—	—	(28)	11	41
Amounts paid	(16)	(17)	(31)	(32)	(35)
Asbestos reserve - end of period	$447	$505	$463	$522	$543
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
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 65% of the estimated receivables from insurance companies are expected to be due

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

from domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of March 31, 2014.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.
In October 2012, Ashland initiated arbitration proceedings against Underwriters at Lloyd’s, certain London companies and Chartis (AIG member) companies seeking to enforce these insurers’ contractual obligations to provide indemnity for asbestos liabilities and defense costs under existing coverage-in-place agreements. In addition, Ashland has initiated a lawsuit in Kentucky state court against certain Berkshire Hathaway entities (National Indemnity Company and Resolute Management Inc.) on grounds that these Berkshire entities have wrongfully interfered with these insurers' performance of their respective contractual obligations to provide asbestos coverage by directing the insurers to reduce and delay certain claim payments. While Ashland anticipates its position will be supported by the proceedings, an adverse resolution of these proceedings could have a significant effect on the timing of loss reimbursement and the amount of Ashland’s recorded insurance receivables from these insurers.
At March 31, 2014, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $403 million, of which $98 million relates to costs previously paid.  Receivables from insurers amounted to $408 million at September 30, 2013.  During the June 2013 quarter, the annual update of the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was completed.  This model update resulted in a $3 million decrease in the receivable for probable insurance recoveries.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2014	2013	2013	2012	2011
Insurance receivable - beginning of period	$408	$423	$423	$431	$421
Receivable adjustment	—	—	(3)	19	42
Amounts collected	(5)	(7)	(12)	(27)	(32)
Insurance receivable - end of period	$403	$416	$408	$423	$431
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Six months ended
	March 31		Years ended September 30
(In thousands)	2014	2013	2013	2012	2011
Open claims - beginning of period	21	21	21	21	20
New claims filed	—	1	1	1	2
Claims dismissed	—	(1)	(1)	(1)	(1)
Open claims - end of period	21	21	21	21	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2013 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $46 million.  Total reserves for asbestos claims were $331 million at March 31, 2014 compared to $342 million at September 30, 2013.
A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2014	2013	2013	2012	2011
Asbestos reserve - beginning of period	$342	$320	$320	$311	$375
Reserve adjustment	—	—	46	30	(48)
Amounts paid	(11)	(14)	(24)	(21)	(16)
Asbestos reserve - end of period	$331	$306	$342	$320	$311
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of March 31, 2014.
As of March 31, 2014 and September 30, 2013, the receivables from insurers amounted to $74 million and $75 million, respectively.  As previously mentioned, during the June 2013 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update caused a $19 million increase in the receivable for probable insurance recoveries.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2014	2013	2013	2012	2011
Insurance receivable - beginning of period	$75	$56	$56	$48	$68
Receivable adjustment	—	—	19	9	(20)
Amounts collected	(1)	(1)	—	(1)	—
Insurance receivable - end of period	$74	$55	$75	$56	$48
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
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2014, such locations included 80 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 145 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC (MAP) in 2005) and about 1,225 service station properties, of which 83 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $202 million at March 31, 2014 compared to $211 million at September 30, 2013, of which $161 million at March 31, 2014 and $171 million at September 30, 2013 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the six months ended March 31, 2014 and 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Six months ended
	March 31
(In millions)	2014	2013
Reserve - beginning of period	$211	$228
Disbursements, net of cost recoveries	(20)	(25)
Revised obligation estimates and accretion	11	7
Foreign currency translation	—	1
Reserve - end of period	$202	$211
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At March 31, 2014 and September 30, 2013, Ashland’s recorded receivable for these probable insurance recoveries was $24 million and $26 million, respectively.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three and six months ended March 31, 2014 and 2013.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2014	2013	2014	2013
Environmental expense	$5	$3	$9	$5
Accretion	1	1	2	2
Legal expense	2	1	2	1
Total expense	8	5	13	8

Insurance receivable	(1)	1	(2)	(1)
Total expense, net of receivable activity (a)	$7	$6	$11	$7

(a)
Net expense of $1 million for the six months ended March 31, 2014 and $2 million for the three and six months ended March 31, 2013 relates to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland.  This amount is classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $410 million.  No individual remediation location is significant, as the largest reserve for any site is 13% or less of the remediation reserve.

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
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2014 and September 30, 2013.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2014.
NOTE L – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.6 million at March 31, 2014 and 2013.  Earnings per share is reported under the treasury stock method.  While certain non-vested stock awards granted prior to January 2010 qualify as participating securities, the effect on earnings per share calculated under the two class method is not significant.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – EARNINGS PER SHARE (continued)

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2014	2013	2014	2013
Numerator
Numerator for basic and diluted EPS – Income
(loss) from continuing operations	$(61)	$48	$27	$129
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	78	79	78	79
Share-based awards convertible to common shares (a)	—	1	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	78	80	79	80

EPS from continuing operations
Basic	$(0.78)	$0.61	$0.35	$1.63
Diluted	(0.78)	0.61	0.35	1.60

(a)
As a result of the loss from continuing operations during the three months ended March 31, 2014, the effect of the share-based awards convertible to common shares would be antidilutive. As such, they have been excluded from the diluted EPS calculation.

NOTE M – STOCKHOLDERS’ EQUITY ITEMS
Stock repurchase programs
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. This new authorization replaced Ashland’s previous $600 million share repurchase authorization, approved in May 2013, which had $450 million remaining. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2015.
As of March 31, 2013, a previous $400 million share repurchase authorization, approved in March 2011, had $329 million remaining. This authorization was replaced during May 2013.
During the three and six months ended March 31, 2014 and 2013, Ashland did not execute any share repurchases.
Stockholder dividends
During the March 2014 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in December, September and June of 2013 and was an increase from the quarterly dividend of 22.5 cents per share paid during the first and second quarters of 2013.
Accumulated other comprehensive income
Components of other comprehensive income recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCKHOLDERS' EQUITY ITEMS (continued)

	2014			2013
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(24)	$(1)	$(25)	$(66)	$—	$(66)
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (loss) (a)	(6)	1	(5)	(6)	3	(3)
Net change in interest rate hedges:
Unrealized loss during period	—	—	—	(3)	—	(3)
Reclassification adjustment for losses
included in net income (loss) (b)	—	—	—	60	(22)	38
Total other comprehensive income (loss)	$(30)	$—	$(30)	$(15)	$(19)	$(34)

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$15	$(1)	$14	$(21)	$—	$(21)
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(12)	3	(9)	(12)	5	(7)
Net change in interest rate hedges:
Unrealized loss during period	—	—	—	(3)	—	(3)
Reclassification adjustment for losses
included in net income (b)	—	—	—	65	(24)	41
Total other comprehensive income (loss)	$3	$2	$5	$29	$(19)	$10

(a)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs for pension and other postretirement plans. Of the total amortization in each period, $2 million during the three months ended March 31, 2014 and 2013 and $3 million during the six months ended March 31, 2014 and 2013 was included in the cost of sales caption of the Statements of Consolidated Comprehensive Income, and $3 million during the three months ended March 31, 2014 and 2013 and $7 million during the six months ended March 31, 2014 and 2013 was included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Additionally, as as result of the expected sale of Water Technologies, the amortization of unrecognized prior service credits related to Water Technologies have been reflected as discontinued operations for the periods presented. As such, $1 million during the three months ended March 31, 2014 and 2013 and $2 million during the six months ended March 31, 2014 and 2013 was included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income. See Note J for further information.

(b)	Losses from interest rate hedges are recorded in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income. See Note E for further information.
NOTE N – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $9 million and $8 million for the three months ended March 31, 2014 and 2013,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

respectively, and $17 million for the six months ended March 31, 2014 and 2013 and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted were 0.4 million and 0.9 million for the six months ended March 31, 2014 and 2013, respectively. No SARs were granted for the three months ended March 31, 2014 and 2013. As of March 31, 2014, there was $23 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares.  Cash dividends are paid on nonvested stock awards granted prior to January 2010, while dividends on subsequent nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Since January 2010, these instruments have been designated as non-participating securities under U.S. GAAP.  Nonvested stock awards granted for the six months ended March 31, 2014 were 133,300, and 6,500 were granted for the three and six months ended March 31, 2013.  No nonvested stock awards were granted for the three months ended March 31, 2014. As of March 31, 2014, there was $12 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.8 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the six months ended March 31, 2014 and 2013 were 0.1 million. No performance shares/units were granted for the three months ended March 31, 2014 and 2013. As of March 31, 2014, there was $12 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – SEGMENT INFORMATION
Ashland determines its reportable segments based on the manner in which operations are managed internally for the products and services sold to customers and does not aggregate operating segments to arrive at these reportable segments. Ashland had recently been comprised of four reportable segments. Following the expected sale of Water Technologies, Ashland’s businesses will now be managed along three reportable segments:  Specialty Ingredients, Performance Materials and Consumer Markets.
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
Performance Materials is a global leader helping customers create stronger, lighter, more resistant substitutes for traditional materials through higher performing, cost-efficient resin and adhesive technologies that improve the manufacturing, fabrication and design process. Applied industries include manufacturing, building and construction, packaging and converting. In addition, the Elastomers division provides high-quality styrene butadiene rubber primarily to the replacement tire market. Performance Materials also provides metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture, for which Ashland has entered into a definitive sale agreement in April 2014. See Note B for information on the divestiture of this investment.
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
Unallocated and Other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the business segments), certain significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses that are or will no longer be operated by Ashland, including the Water Technologies business.
Business realignment
Upon the sale of Water Technologies, Ashland will have three commercial units: Specialty Ingredients, Performance Materials and Valvoline (formerly Consumer Markets). Specialty Ingredients will be organized into two divisions: Consumer Specialties and Industrial Specialties, with adhesives joining the Industrial Specialties division, moving over from Performance Materials. This will enable Ashland to provide higher levels of customization and service demanded by the adhesives market. Also as part of the realignment, Specialty Ingredients will move from a global to regional structure, providing increased customer focus for North America, Europe, Asia and Latin America.
Performance Materials will be comprised of three divisions: 1) Intermediates and Solvents, which will move over from Specialty Ingredients and will serve both Ashland’s internal butanediol needs as well as the merchant market; 2) Composites, which will serve construction, transportation, marine and other markets; and 3) Elastomers, which primarily serves the North American replacement tire market.
Within Valvoline, the restructuring plan is focused on reducing costs and improving margins, with a goal of growing EBITDA margin.
Ashland has targeted being able to report financial results under this new realignment during its third quarter of fiscal 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – SEGMENT INFORMATION (continued)
Segment results
The following table presents various financial information for each segment for the three and six months ended March 31, 2014 and 2013.  Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring activities, such as the restructuring plans described in Note D, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2014	2013	2014	2013
SALES
Specialty Ingredients	$662	$682	$1,260	$1,304
Performance Materials	380	374	728	719
Consumer Markets	503	494	989	975
	$1,545	$1,550	$2,977	$2,998
OPERATING INCOME (LOSS)
Specialty Ingredients	$61	$87	$106	$159
Performance Materials	(35)	21	(15)	35
Consumer Markets	81	79	156	145
Unallocated and other (a)	(171)	(3)	(168)	(7)
	$(64)	$184	$79	$332

(a)
Unallocated and other includes $9 million and $8 million of costs for the three months ended March 31, 2014 and 2013, respectively, and $18 million of costs for the six months ended March 31, 2014 and 2013 previously charged to the Water Technologies business for primarily indirect corporate cost allocations. Additionally, a portion of the components of pension and other postretirement benefit costs other than service costs (i.e. interest cost, expected return on assets, and amortization of prior service credit) related to Water Technologies has been reclassified from the Unallocated and other segment to the discontinued operations caption of the Statements of Consolidated Comprehensive Income. For the three months ended March 31, 2014 and 2013, income of $2 million and $3 million, respectively, and for the six months ended March 31, 2014 and 2013, income of $4 million and $6 million, respectively, were classified within discontinued operations.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), the sale transactions involving Ashland Water Technologies and the ASK joint venture and the potential sale transaction involving the Elastomers division (including the possibility that the transactions may not occur or that, if a transaction does occur, Ashland may not realize the anticipated benefits from such transaction), Ashland’s global restructuring program (including the possibility that Ashland may not realize the anticipated revenue and earnings growth, cost reductions and other expected benefits from the program), Ashland’s ability to generate sufficient cash to finance its stock repurchase plans, severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in its most recent Form 10-K (including Item 1A Risk Factors) filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Ashland undertakes no obligation to subsequently update any forward-looking statements made in this Form 10-Q or otherwise except as required by securities or other applicable law.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.
BUSINESS OVERVIEW
Ashland profile
Ashland is a leading, global specialty chemical company that provides products, services and solutions that meet customer needs throughout a variety of industries.  Ashland’s chemistry is used in a wide variety of markets and applications, including architectural coatings, automotive, construction, energy, food and beverage, personal care and pharmaceutical.  With approximately 11,000 employees worldwide, Ashland serves customers in more than 100 countries.
Ashland’s sales generated outside of North America were 48% and 46% for the six months ended March 31, 2014 and 2013, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2014	2013	2014	2013
North America (a)	52%	54%	52%	54%
Europe	26%	26%	25%	25%
Asia Pacific	16%	14%	16%	15%
Latin America & other	6%	6%	7%	6%
	100%	100%	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Business segments
Ashland’s reporting structure is composed of three reporting segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Ashland Consumer Markets (Consumer Markets).  For further descriptions of each business segment, see “Results of Operations – Business Segment Review” beginning on page 43.
The contribution to sales by each business segment expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Business Segment	2014	2013	2014	2013
Specialty Ingredients	43%	44%	43%	43%
Performance Materials	24%	24%	24%	24%
Consumer Markets	33%	32%	33%	33%
	100%	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
During the six months ended March 31, 2014, the following transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Divestitures
Water Technologies
On February 18, 2014, Ashland entered into a definitive agreement to sell the Water Technologies segment to a fund managed by Clayton, Dubilier & Rice (CD&R) in a transaction valued at approximately $1.8 billion. The transaction is expected to close by September 30, 2014, contingent on certain customary regulatory approvals and standard closing conditions. Ashland expects after-tax net proceeds from the sale to total approximately $1.4 billion, which primarily will be used to return capital to shareholders in the form of share repurchases. Water Technologies recorded sales of $1.7 billion during the most recently completed fiscal year ended September 30, 2013 and employs approximately 3,000 employees throughout the Americas, Europe and Asia Pacific.
Since this transaction signifies Ashland’s exit from the Water Technologies business, Ashland has classified Water Technologies’ results of operations and cash flows within the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows as discontinued operations for all periods presented. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Water Technologies segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $9 million and $8 million during the three months ended March 31, 2014 and 2013, respectively, and $18 million during the six months ended March 31, 2014 and 2013. Ashland is currently implementing plans to eliminate these costs as part of the global restructuring program.
Ashland will retain and has agreed to indemnify CD&R for certain liabilities of the Water Technologies business arising prior to the closing of the sale, including certain pension and postretirement liabilities, environmental remediation liabilities and certain legacy liabilities relating to businesses disposed or discontinued by the Water Technologies business. Costs directly related to these retained liabilities have been included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during the three and six months ended March 31, 2014 and 2013, respectively.
Subsequent to the completion of the sale, Ashland expects to provide certain transition services to CD&R for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed. See Note C of the Notes to the Condensed Consolidated Financial Statements for further information on the results of operations of Water Technologies for all periods presented.
Casting Solutions joint venture
Ashland, in conjunction with its partner, initiated a process to sell the ASK Chemicals GmbH (ASK) joint venture, in which Ashland has 50% ownership. As part of the ongoing sale process, Ashland determined during March 2014 that the fair value of its investment in the ASK joint venture was less than the carrying value and that an other than temporary impairment had occurred. As a result, Ashland recognized an impairment charge of $46 million related to its investment in the ASK joint venture during the three and six months ended March 31, 2014. The charge was recognized within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

In April 2014, Ashland announced that it had entered into a definitive agreement to sell its 50% ownership in the ASK joint venture to investment funds affiliated with Rhône Capital, LLC (Rhône), a London and New York-based private equity investment firm. Total pre-tax proceeds to the sellers will be $205 million, which includes $176 million in cash and a $29 million note from Rhône. Proceeds will be split evenly between Ashland and its partner under terms of the 50/50 joint venture. The transaction is expected to close prior to the end of Ashland’s fiscal fourth quarter on September 30, 2014 and is subject to customary closing conditions, including regulatory approvals. Any additional gain or loss recognized as a result of the transaction is expected to be nominal and would be recognized in the period that the transaction closes.
Elastomers
During the September 2013 quarter, Ashland announced that a formal sale process was ongoing for the Elastomers division within Performance Materials. Ashland expects to complete certain sale activities and announce that it has entered into an agreement to sell the Elastomers division during calendar year 2014.
As part of the divestiture process, Ashland continues to monitor this division and related assets for potential impairment. As of March 31, 2014, no impairment related to the Elastomers division had been identified. Should indicators of impairment occur in future periods, Ashland will test for impairment in accordance with U.S. GAAP and record the applicable adjustments if any are required. The potential exists that an impairment or loss on a divestiture transaction could occur in future periods.
Global restructuring
Ashland is currently in the process of a significant restructuring of its businesses. The global restructuring program is expected to improve operational performance while recognizing significant annualized cost savings. To date, Ashland has identified approximately $200 million in annualized cost savings opportunities. Among the actions taken to date:

•	Approximately 800 employees will leave Ashland by the end of calendar 2014 through either a voluntary severance program or job elimination.

•
In addition, Ashland is continuing to develop plans for substantially reducing certain external support services and for moving a significant number of jobs to existing, lower-cost regional centers of excellence.

•	Most of Ashland’s previously centralized supply chain organization has been integrated into the businesses.

•	As of April 1, 2014, the adhesives and intermediates and solvents divisions have been realigned within Specialty Ingredients and Performance Materials.
As part of this global restructuring program, Ashland announced a voluntary severance offer (VSO) in January 2014 to certain U.S. employees. As of March 31, 2014, approximately 400 employees were formally approved for the VSO. All payments related to the VSO are expected to be paid out from May through December 31, 2014. The first phase of an involuntary program for employees was also initiated as part of the global restructuring program during the current quarter and will continue in subsequent quarters. The VSO and involuntary programs resulted in expense of $75 million being recognized, $13 million within the cost of sales caption and $62 million within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income during the three and six months ended March 31, 2014. In addition, the employee reductions resulted in a pension curtailment being recorded during the current quarter. See Note J of the Notes to the Condensed Consolidated Financial Statements for further information. As of March 31, 2014, the remaining restructuring reserve for the global restructuring program was $75 million.
Business realignment
Upon the sale of Water Technologies, Ashland will have three commercial units: Specialty Ingredients, Performance Materials and Valvoline (formerly Consumer Markets). Specialty Ingredients will be organized

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

into two divisions: Consumer Specialties and Industrial Specialties, with adhesives joining the Industrial Specialties division, moving over from Performance Materials. This will enable Ashland to provide higher levels of customization and service demanded by the adhesives market. Also as part of the realignment, Specialty Ingredients will move from a global to regional structure, providing increased customer focus for North America, Europe, Asia and Latin America.
Performance Materials will be comprised of three divisions: 1) Intermediates and Solvents, which will move over from Specialty Ingredients and will serve both Ashland’s internal butanediol needs as well as the merchant market; 2) Composites, which will serve construction, transportation, marine and other markets; and 3) Elastomers, which primarily serves the North American replacement tire market.
Within Valvoline, the restructuring plan is focused on reducing costs and improving margins, with a goal of growing EBITDA margin.
Ashland has targeted being able to report financial results under this new realignment during its third quarter of fiscal 2014.
Stock repurchase programs
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. This new authorization replaced Ashland’s previous $600 million share repurchase authorization, approved in May 2013, which had $450 million remaining. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2015.
As of March 31, 2013, a previous $400 million share repurchase authorization, approved in March 2011, had $329 million remaining. This authorization was replaced during May 2013.
During the three and six months ended March 31, 2014 and 2013, Ashland did not execute any share repurchases.
Stockholder dividends
During the March 2014 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in December, September and June of 2013 and was an increase from the quarterly dividend of 22.5 cents per share paid during the first and second quarters of 2013.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

addition, certain financial covenants related to Ashland’s senior credit facility are based on similar non-GAAP measures and are defined further in the sections that reference this metric.
In accordance with U.S. GAAP, Ashland recognizes actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, such as the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets and excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Ashland’s operating performance. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees and retirees. For further information on the actuarial assumptions and plan assets referenced above, see MD&A - Critical Accounting Policies - Employee benefit obligations in the Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and Note J of the Notes to Condensed Consolidated Financial Statements.
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
Consolidated review
Net income (loss)
Current Quarter - Ashland’s net loss amounted to $44 million for the three months ended March 31, 2014 and net income amounted to $53 million for the three months ended March 31, 2013, or $(0.57) and $0.66 diluted earnings per share, respectively.  Ashland’s net income and loss are primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income (loss) from continuing operations, which excludes results from discontinued operations, amounted to a loss of $61 million and income of $48 million for the three months ended March 31, 2014 and 2013, respectively, or $(0.78) and $0.61 diluted earnings per share, respectively.  Operating income (loss) was a loss of $64 million for the three months ended March 31, 2014 and income of $184 million for the three months ended March, 31, 2013.  See the “Operating income (loss)” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $41 million and $145 million for the three months ended March 31, 2014 and 2013, respectively.  For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
The effective income tax benefit rates of 41.3% and 4.3% for the three months ended March 31, 2014 and 2013, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense (benefit) caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Discontinued operations, which are reported net of taxes, resulted in income of $17 million and $5 million for the three months ended March 31, 2014 and 2013, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Year-to-Date - Ashland’s net income amounted to $66 million and $154 million for the six months ended March 31, 2014 and 2013, respectively, or $0.84 and $1.92 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $27 million and $129 million for the six months ended March 31, 2014 and 2013, respectively, or $0.35 and $1.60 diluted earnings per share, respectively.  Operating income was $79 million and $332 million for the six months ended March 31, 2014 and 2013, respectively.  See the “Operating income (loss)” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $83 million and $189 million for the six months ended March 31, 2014 and 2013, respectively.  For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
The effective income tax benefit rate of 1,250.0% and expense rate of 14.0% for the six months ended March 31, 2014 and 2013, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in income of $39 million and $25 million for the six months ended March 31, 2014 and 2013, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income (loss)
Current Quarter - Operating income (loss) amounted to a loss of $64 million and income of $184 million for the three months ended March 31, 2014 and 2013, respectively. The current quarter was impacted by the $105 million of key items related to pension plan remeasurement losses discussed in Note J of the Notes to the Condensed Consolidated Financial Statements. Additionally, the current quarter included $87 million of global restructuring program costs (including $7 million of accelerated depreciation), a $46 million impairment charge related to the ASK joint venture equity investment, and a $9 million impairment charge related to certain in-process research and development (IPR&D) assets. The prior year quarter was impacted by $6 million of restructuring and integration costs and a $4 million impairment charge related to certain IPR&D assets.
Operating income for the three months ended March 31, 2014 and 2013 included depreciation and amortization of $88 million and $87 million (which excludes accelerated depreciation of $7 million for the three months ended March 31, 2014), respectively. EBITDA totaled $42 million and $283 million for the three months ended March 31, 2014 and 2013, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	March 31
(In millions)	2014	2013
Net income (loss)	$(44)	$53
Income tax benefit	(43)	(2)
Net interest and other financing expense	41	145
Depreciation and amortization (a)	88	87
EBITDA	42	283
Income from discontinued operations (net of tax)	(17)	(5)
Impairment of IPR&D assets	9	4
Foreign tax assessment	—	2
Losses on pension plan remeasurement	105	—
Restructuring and other integration costs	80	6
Impairment of ASK joint venture	46	—
Accelerated depreciation	7	—
Adjusted EBITDA	$272	$290

(a)    Excludes $7 million of accelerated depreciation for the three months ended March 31, 2014.
Year-to-Date - Operating income amounted to $79 million and $332 million for the six months ended March 31, 2014 and 2013, respectively. The current period was impacted by the $105 million of key items related to pension plan remeasurement losses previously discussed. The current period also included $87 million of global restructuring program costs (including $7 million of accelerated depreciation), a $46 million impairment charge related to the ASK joint venture equity investment, and a $9 million impairment charge related to certain IPR&D assets. The prior year period included $14 million of restructuring and integration costs, a $31 million loss on straight guar and a $22 million gain resulting from Ashland’s settlement of an insurance claim. The prior year period also included a $4 million impairment charge related to certain IPR&D assets.
Operating income for the six months ended March 31, 2014 and 2013 each included depreciation and amortization of $176 million (which excluded accelerated depreciation of $7 million and $2 million for the six months ended March 31, 2014 and 2013, respectively). EBITDA totaled $300 million and $540 million for the six months ended March 31, 2014 and 2013, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2014	2013
Net income	$66	$154
Income tax expense (benefit)	(25)	21
Net interest and other financing expense	83	189
Depreciation and amortization (a)	176	176
EBITDA	300	540
Income from discontinued operations (net of tax)	(39)	(25)
Insurance settlement	—	(22)
Impairment of IPR&D assets	9	4
Foreign tax assessment	—	2
Losses on pension plan remeasurement	105	—
Restructuring and other integration costs	80	12
Impairment of ASK joint venture	46	—
Accelerated depreciation	7	2
Adjusted EBITDA	$508	$513

(a)Excludes $7 million and $2 million of accelerated depreciation for the six months ended March 31, 2014 and 2013, respectively.

Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three and six months ended March 31, 2014 and 2013.

	Three months ended March 31			Six months ended March 31
(In millions)	2014	2013	Change	2014	2013	Change
Sales	$1,545	$1,550	$(5)	$2,977	$2,998	$(21)
Current Quarter - Sales for the current quarter decreased $5 million compared to the prior year quarter. The decrease is primarily a result of pricing declines which decreased sales by $25 million.  Improved volume and change in product mix combined to increase sales by $19 million. In addition, favorable currency exchange increased sales by $1 million.
Year-to-Date - Sales for the current period decreased $21 million compared to the prior year period. The decrease is primarily the result of pricing declines which decreased sales by $102 million. Improved volume and change in product mix combined to increase sales by $76 million. In addition, favorable currency exchange increased sales by $5 million.

	Three months ended March 31			Six months ended March 31
(In millions)	2014	2013	Change	2014	2013	Change
Cost of sales	$1,168	$1,124	$44	$2,216	$2,176	$40
Gross profit as a percent of sales	24.4%	27.5%		25.6%	27.4%
Current Quarter - Cost of sales for the current quarter increased $44 million compared to the prior year quarter due to lower raw material prices which decreased cost of sales by $30 million, while higher volume and changes in product mix combined to increase cost of sales by $16 million. Cost of sales for the current quarter included $38 million of key items related to pension plan remeasurement losses and $20 million of costs associated with plant closures.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date - Cost of sales for the current period increased $40 million compared to the prior year period due to lower raw material costs which decreased cost of sales by $72 million, which offset higher volume and currency exchange causing increases of $62 million and $3 million, respectively.  Cost of sales for the current period included $38 million of key items related to pension plan remeasurement losses and $20 million of costs associated with plant closures.
The prior year period included a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim and accelerated depreciation of $2 million related to plant closure costs.

	Three months ended March 31			Six months ended March 31
(In millions)	2014	2013	Change	2014	2013	Change
Selling, general and administrative
expense	$370	$228	$142	$605	$466	$139
As a percent of sales	23.9%	14.7%		20.3%	15.5%
Current Quarter - Selling, general and administrative expenses for the current quarter increased $142 million compared to the prior year quarter, and expenses as a percent of sales increased 9.2 percentage points. The current and prior year quarter included expense of $67 million and $6 million, respectively, for severance, restructuring and integration charges. In addition, expenses for the current quarter included $67 million of key items related to pension plan remeasurement losses. The remaining increase is primarily due to increased incentive compensation and employee expenses compared to the prior year quarter, as recurring pension and other postretirement plans income decreased by $3 million.
Year-to-Date - Selling, general and administrative expenses for the current period increased $139 million compared to the prior year period, and expenses as a percent of sales increased 4.8 percentage points. The current and prior year period included expense of $67 million and $12 million, respectively, for severance, restructuring and integration charges, as well as expense of $9 million and $4 million, respectively, for environmental reserve adjustments. In addition, expenses for the current period included $67 million of key items related to pension plan remeasurement losses. The remaining increase is primarily due to increased incentive compensation and employee expenses compared to the prior year period, as recurring pension and other postretirement plans income decreased by $6 million.

	Three months ended March 31			Six months ended March 31
(In millions)	2014	2013	Change	2014	2013	Change
Research and development expense	$36	$30	$6	$63	$53	$10
Current Quarter - Research and development expense increased $6 million compared to the prior year quarter. The current and prior year quarters included impairment charges of $9 million and $4 million, respectively, related to certain IPR&D assets associated with the acquisition of International Specialty Products Inc. (ISP).
Year-to-Date - Research and development expense increased $10 million compared to the prior year period. The current and prior year periods included impairment charges of $9 million and $4 million, respectively, related to certain IPR&D assets associated with the acquisition of ISP. The remaining increase is primarily due to higher expense in the Specialty Ingredients business segment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended March 31			Six months ended March 31
(In millions)	2014	2013	Change	2014	2013	Change
Equity and other income (loss)
Equity income (loss)	$(38)	$8	$(46)	$(32)	$13	$(45)
Other income	3	8	(5)	18	16	2
	$(35)	$16	$(51)	$(14)	$29	$(43)
Current Quarter - The decrease in equity and other income in the current year quarter compared to the prior year quarter is primarily due to a $46 million impairment charge within the ASK joint venture equity investment. The decrease of $5 million in other income is primarily due to declines in the Specialty Ingredients and Performance Materials businesses from the inclusion of asset sales in the prior year quarter.
Year-to-Date - As noted previously, equity income in the current year period includes a $46 million impairment charge within the ASK joint venture equity investment. The increase in other income during the current period is primarily due to income of $6 million from a favorable arbitration ruling on a commercial contract within the Consumer Markets business partially offset by a reduction in other income within the Specialty Ingredients and Performance Materials businesses from the inclusion of asset sales in the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2014	2013	Change	2014	2013	Change
Net interest and other financing
expense (income)
Interest expense	$41	$143	$(102)	$82	$186	$(104)
Interest income	(2)	(1)	(1)	(3)	(2)	(1)
Other financing costs	2	3	(1)	4	5	(1)
	$41	$145	$(104)	$83	$189	$(106)
Current Quarter - The decrease in interest expense and other financing costs of $104 million in the current quarter compared to the prior year quarter was primarily due to a $47 million charge in the prior year quarter for the amortization of debt issuance and other costs resulting from the repayment of the previous senior secured credit facility, as well as a $52 million charge resulting from the termination of the interest rate swap agreements associated with the previous senior secured credit agreement. Excluding these charges from the prior year quarter, the remaining decrease was due to lower debt carried during the current quarter as overall debt was reduced by $159 million at March 31, 2014 compared to the same date in the prior year.
Year-to-Date - The decrease in interest expense and other financing costs of $106 million in the current period compared to the prior year period was primarily due to a $47 million charge in the prior year period for the accelerated amortization of debt issuance and other costs resulting from the repayment of the previous senior secured credit facility, as well as a $52 million charge resulting from the termination of the interest rate swap agreements associated with the previous senior secured credit agreement. Excluding these charges from the prior year period, the remaining decrease was due to lower debt carried during the current period as overall debt was reduced by $159 million at March 31, 2014 compared to the same date in the prior year.

	Three months ended March 31			Six months ended March 31
(In millions)	2014	2013	Change	2014	2013	Change
Net gain on divestitures
MAP Transaction adjustments	$1	$7	$(6)	$6	$7	$(1)
	$1	$7	$(6)	$6	$7	$(1)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter - The current quarter gain on divestitures relates to subsequent adjustments related to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction). The gain on divestitures in the prior year quarter resulted from subsequent tax adjustments for certain state tax attributes also related to the MAP Transaction.
Year-to-Date - Both periods represent subsequent adjustments related to the MAP Transaction, specifically the current period gain resulted from the receipt a tax credit reimbursement and the prior year period gain is the result of subsequent tax adjustments for certain state tax attributes.

	Three months ended March 31			Six months ended March 31
(In millions)	2014	2013	Change	2014	2013	Change
Income tax expense (benefit)	$(43)	$(2)	$(41)	$(25)	$21	$(46)
Effective tax rate	(41.3)%	(4.3)%		(1,250.0)%	14.0%
Current Quarter - The overall effective tax benefit rate was 41.3% for the three months ended March 31, 2014 and includes $80 million of discrete tax benefits recorded to the quarter on pretax charges of $247 million related to pension charges, global restructuring program costs and impairments related to the investment in the ASK joint venture and certain IPR&D assets. In addition, the rate was impacted by net charges for discrete items of $7 million, which consisted of $15 million in a foreign income tax rate change and other divestiture-related deferred tax adjustments, partially offset by $8 million for the reversal of unrecognized tax benefits. The overall effective tax benefit rate was 4.3% for the three months ended March 31, 2013 and was impacted by a $33 million tax benefit related to the $99 million charge from interest rate swap terminations and accelerated debt issuance and other costs and a $6 million tax benefit for fiscal year 2012 research and development credits as a result of updated tax legislation. These discrete tax benefits were partially offset by a discrete tax charge of $7 million, primarily related to a foreign tax audit.
Year-to-Date - The overall effective tax benefit rate of 1,250.0% for the six months ended March 31, 2014 includes certain discrete items such as the current quarter discrete items discussed previously, as well as a net benefit for discrete items of $5 million primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts. The overall effective tax rate of 14.0% for the six months ended March 31, 2013 includes the discrete items in the prior year quarter discussed previously as well as two net discrete tax benefit adjustments of $6 million and $4 million, respectively, related to the reversal of an unrecognized tax benefit and a foreign income tax rate change.

	Three months ended March 31			Six months ended March 31
(In millions)	2014	2013	Change	2014	2013	Change
Income (loss) from discontinued
operations (net of tax)
Water Technologies	$17	$7	$10	$40	$28	$12
Distribution	—	(2)	2	—	(2)	2
Asbestos-related litigation	—	—	—	(1)	(1)	—
	$17	$5	$12	$39	$25	$14

Current Quarter - As a result of the signing of the definitive agreement to sell Water Technologies and in accordance with the U.S. GAAP provisions, the operating results related to Water Technologies have been reflected as held for sale within the Condensed Consolidated Balance Sheet and discontinued operations (net of tax) within the Statement of Consolidated Comprehensive Income for both the current and prior year quarters.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Water Technologies’ sales for the current and prior year quarter included in discontinued operations were $431 million and $424 million, respectively. On a comparable and adjusted basis, gross profit margin in the current year quarter was 33.6% compared to 33.3% in the prior year quarter. On this same basis, pre-tax operating income totaled $24 million during the current quarter, a $3 million increase over the prior year quarter.
The reported results for Water Technologies in the current quarter included $11 million from depreciation and amortization that was recorded before the announced definitive agreement. Due to Water Technologies designation as held for sale within the Condensed Consolidated Balance Sheets no future depreciation or amortization will be recorded. Additionally, the reported results included during the current quarter $19 million of pension plan remeasurement losses as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements. In addition, the prior year quarter included an $11 million charge for restructuring.
Year-to-Date - The current and prior year period results each include the two quarters of Water Technologies operating results, as well as net adjustments to the asbestos reserve and receivables of $1 million in expense.
Water Technologies’ sales for the current year and prior year period included in discontinued operations were $867 million and $845 million, respectively. Gross profit margin, on a comparable and adjusted basis, was 34.0% for the current year period compared to 33.2% in prior year period. On this same basis, pre-tax operating income totaled $51 million during the current period, a $13 million increase over the prior year period.
The reported results for Water Technologies in the current period included $29 million from depreciation and amortization that was recorded before the announced definitive agreement. Due to Water Technologies designation as held for sale within the Condensed Consolidated Balance Sheets no future depreciation or amortization will be recorded. Additionally, the reported results included during the current period $19 million of pension plan remeasurement losses were incurred as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements. In addition, the prior year period included an $11 million charge for restructuring.
RESULTS OF OPERATIONS – BUSINESS SEGMENT REVIEW
Ashland’s businesses are managed along three reportable segments:  Specialty Ingredients, Performance Materials and Consumer Markets. On February 18, 2014, Ashland signed a definitive agreement to sell substantially all of the assets and liabilities of Ashland Water Technologies (Water Technologies). As a result, the previous operating results and cash flows related to Water Technologies have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows, while assets and liabilities that are to be sold have been classified within the Condensed Consolidated Balance Sheet as held for sale. Ashland is currently realigning certain components remaining in its portfolio of businesses that is expected to be financially reported during the third quarter of 2014. See the Key Developments section of MD&A for additional information on the Water Technologies divestiture and its reported results as well as Ashland’s current reportable segment results and ongoing business realignment.
Results of Ashland’s business segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s business segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its business segments except for certain significant company-wide restructuring and integration activities, such as certain restructuring plans described in Note D of Notes to Condensed Consolidated Financial Statements, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, such as environmental costs on legacy sites, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
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
The following table shows sales, operating income and statistical operating information by business segment for the three and six months ended March 31, 2014 and 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2014	2013	2014	2013
Sales
Specialty Ingredients	$662	$682	$1,260	$1,304
Performance Materials	380	374	728	719
Consumer Markets	503	494	989	975
	$1,545	$1,550	$2,977	$2,998
Operating income (loss)
Specialty Ingredients	$61	$87	$106	$159
Performance Materials	(35)	21	(15)	35
Consumer Markets	81	79	156	145
Unallocated and other	(171)	(3)	(168)	(7)
	$(64)	$184	$79	$332
Depreciation and amortization
Specialty Ingredients	$66	$65	$131	$131
Performance Materials	19	12	33	28
Consumer Markets	9	9	17	17
Unallocated and other	1	1	2	2
	$95	$87	$183	$178
Operating information
Specialty Ingredients
Sales per shipping day	$10.5	$10.8	$10.1	$10.4
Metric tons sold (thousands)	103.8	100.7	195.8	189.6
Gross profit as a percent of sales (a)	30.2%	30.5%	29.2%	30.7%
Performance Materials
Sales per shipping day	$6.0	$5.9	$5.8	$5.7
Metric tons sold (thousands)	136.9	131.5	264.5	256.1
Gross profit as a percent of sales (a)	13.1%	14.6%	15.0%	15.1%
Consumer Markets
Lubricant sales gallons	39.6	39.2	78.2	76.4
Premium lubricants (percent of U.S. branded volumes)	37.1%	34.2%	36.4%	33.5%
Gross profit as a percent of sales (a)	32.1%	31.9%	31.6%	31.0%

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
March 2014 quarter compared to March 2013 quarter
Specialty Ingredients’ sales decreased to $662 million in the current quarter compared to $682 million in the prior year quarter. Lower pricing decreased sales $24 million, or 4%, while foreign currency exchange increased sales by $8 million, or 1%. Volume and mix combined to decrease sales by $4 million, or 1%, during the current quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross profit during the current quarter decreased $8 million compared to the prior year quarter. Lower pricing, partially offset by a reduction in costs, resulted in a gross profit decline of $11 million. Foreign currency exchange increased gross profit by $3 million.  In total, gross profit margin during the current quarter decreased 0.3 percentage points to 30.2% compared to the prior year quarter.
Selling, general and administrative expenses (which include research and development expenses throughout the business segment discussion and analysis) increased $14 million in the current quarter as compared to the prior year quarter, primarily due to increased research and development expenses of $6 million, which included a $9 million and $4 million impairment charge related to certain IPR&D assets associated with the acquisition of ISP during the current and prior year quarter, respectively. In addition, general corporate resource expense increased $6 million during the current quarter. Equity and other income decreased $3 million in the current quarter, primarily due to a $2 million royalty settlement included in the prior year quarter.
Operating income totaled $61 million for the current quarter compared to $87 million in the prior year quarter.  EBITDA decreased $25 million to $127 million in the current quarter, while adjusted EBITDA decreased $20 million to $136 million in the current quarter.  Adjusted EBITDA margin decreased 2.4 percentage points in the current quarter to 20.5%.
Fiscal 2014 year-to-date compared to fiscal 2013 year-to-date
Specialty Ingredients’ sales decreased to $1,260 million in the current period compared to $1,304 million in the prior year period, primarily as a result of lower pricing, which decreased sales $85 million, or 7%. Volume and mix combined to increase sales $28 million, or 2%, during the current period as metric tons sold increased to 195.8 thousand. Foreign currency exchange also increased sales $13 million.
Gross profit during the current period decreased $32 million compared to the prior year period. The prior year period included a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim. Lower pricing, partially offset by cost reductions, resulted in gross profit decline of $47 million. Product mix and higher volume combined to increase gross profit by $2 million. Favorable currency exchange increased gross profit by $4 million.  In total, gross profit margin during the current period decreased 1.5 percentage points to 29.2% compared to the prior year period.
Selling, general and administrative expenses increased $18 million in the current period as compared to the prior year period, primarily due to increased research and development expenses of $9 million. Research and development expenses included a $9 million and $4 million impairment charges related to certain IPR&D assets associated with the acquisition of ISP in the current and prior year periods, respectively. In addition, general corporate resource expense increased $9 million during the current period. Equity and other income decreased $3 million in the current period due to a $2 million royalty settlement included in the prior year.
Operating income totaled $106 million for the current period compared to $159 million in the prior year period.  EBITDA decreased $53 million to $237 million in the current period, while adjusted EBITDA decreased $26 million to $246 million in the current period.  Adjusted EBITDA margin decreased 1.4 percentage points in the current period to 19.5%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three and six months ended March 31, 2014 and 2013 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The $9 million and $4 million adjustments in the current and prior year quarters and periods, respectively, relate to impairment charges related to certain IPR&D assets associated with the acquisition of ISP. The $22 million adjustment in the prior year period relates to a gain resulting from Ashland’s settlement of an insurance claim.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2014	2013	2014	2013
Operating income	$61	$87	$106	$159
Depreciation and amortization	66	65	131	131
EBITDA	127	152	237	290
Insurance settlement	—	—	—	(22)
Impairment of IPR&D assets	9	4	9	4
Adjusted EBITDA	$136	$156	$246	$272
Performance Materials
Performance Materials is a global leader helping customers create stronger, lighter, more resistant substitutes for traditional materials through higher performing, cost-efficient resin and adhesive technologies that improve the manufacturing, fabrication and design process. Applied industries include manufacturing, building and construction, packaging and converting. In addition, the Elastomers division provides high-quality styrene butadiene rubber primarily to the replacement tire market. Performance Materials also provides metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture. In April 2014, Ashland announced that it had entered into a definitive agreement to sell its 50% ownership in the joint venture. For additional information on this divestiture, see the “Key Developments” section of Management’s Discussion and Analysis herein.
March 2014 quarter compared to March 2013 quarter
Performance Materials’ sales increased to $380 million in the current quarter compared to $374 million in the prior year quarter.  Volume increased sales by $15 million, or 4%, as metric tons sold increased to 136.9 thousand. Lower product pricing decreased sales $6 million, or 2%, primarily from declines within the Elastomers division. Changes in product mix and foreign currency exchange decreased sales $2 million and $1 million, respectively.
Gross profit decreased $5 million in the current quarter compared to the prior year quarter as the current quarter includes $20 million of costs associated with plant closures. Cost reductions and raw material pricing declines, primarily related to declines from lower butadiene costs, combined to increase gross profit by $12 million. Increased volume and changes in product mix each resulted in increased gross profit of $2 million and $1 million, respectively.  In total, gross profit margin decreased 1.5 percentage points to 13.1%, as compared to the prior year quarter.
Selling, general and administrative expenses increased $4 million during the current quarter compared to the prior year quarter, primarily due to increases in incentive compensation.  Equity and other income decreased $47 million compared to the prior year quarter. This is primarily the result of a $46 million impairment charge within the ASK joint venture equity investment in the current year quarter.
Operating income (loss) totaled a loss of $35 million in the current quarter compared to income of $21 million in the prior year quarter.  EBITDA decreased $56 million to a loss of $23 million in the current quarter, while Adjusted EBITDA increased $10 million to $43 million in the current quarter. Adjusted EBITDA margin increased 2.5 percentage points in the current quarter to 11.3%.
Fiscal 2014 year-to-date compared to fiscal 2013 year-to-date
Performance Materials’ sales increased to $728 million in the current period compared to $719 million in the prior year period.  Volume increased sales by $23 million, or 3%, as metric tons sold increased to 264.5 thousand. Lower product pricing decreased sales $13 million, or 2%, and changes in product mix decreased sales $1 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross profit increased $1 million in the current period compared to the prior year period.  The current and prior year period includes $20 million and $2 million, respectively, of costs associated with plant closures. In addition, the current period also includes cost reductions and raw material pricing declines, primarily related to declines from lower butadiene costs, which combined to increase gross profit by $14 million. Changes in product mix and favorable currency exchange each increased gross profit by $1 million, while volume increased gross profit $3 million. In total, gross profit margin remained relatively consistent as compared to the prior year period at 15.0%.
Selling, general and administrative expenses increased $7 million during the current period compared to the prior year period, primarily due to increases in incentive compensation.  Equity and other income decreased $44 million in the current period compared to the prior year period. This decline was due to the $46 million impairment charge for the ASK joint venture equity investment in the current year period.
Operating income (loss) totaled a loss of $15 million in the current period compared to income of $35 million in the prior year period.  EBITDA decreased $50 million to $11 million in the current period, while Adjusted EBITDA increased $14 million to $77 million in the current period. Adjusted EBITDA margin increased 1.8 percentage points in the current period to 10.6%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three and six months ended March 31, 2014 and 2013 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The $46 million impairment of the ASK joint venture equity investment is included in the current quarter and period adjustments. Plant closure costs, including severance of $13 million and accelerated depreciation and other costs of $7 million, represent current quarter and period adjustments. The prior year quarter and period also includes a $2 million adjustment for accelerated depreciation expense related to plant closing costs.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2014	2013	2014	2013
Operating income (loss)	$(35)	$21	$(15)	$35
Depreciation and amortization (a)	12	12	26	26
EBITDA	(23)	33	11	61
Impairment of ASK joint venture	46	—	46	—
Severance	13	—	13	—
Accelerated depreciation and other plant closure costs	7	—	7	2
Adjusted EBITDA	$43	$33	$77	$63

(a)	Excludes $7 million of accelerated depreciation for the three and six months ended March 31, 2014 and $2 million of accelerated depreciation for the six months ended March 31, 2013.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

March 2014 quarter compared to March 2013 quarter
Consumer Markets’ sales increased 2% to $503 million in the current quarter compared to $494 million in the prior year quarter. Volume increased sales by $5 million, or 1%, as lubricant gallons sold increased to 39.6 million gallons during the current quarter. Higher product pricing and changes in product mix each increased sales by $5 million.  These increases were partially offset by unfavorable currency exchange of $6 million.
Gross profit increased $4 million during the current quarter compared to the prior year quarter. Higher product prices and raw material cost declines increased gross profit by $4 million. Changes in volume and product mix combined to increase gross profit by $2 million, while unfavorable currency exchange decreased gross profit by $2 million.  In total, gross profit margin increased 0.2 percentage points to 32.1%.
Selling, general and administrative expenses increased $1 million during the current quarter as compared to the prior year quarter, due to slight increases within employee expenses. Equity and other income decreased $1 million compared to the prior year quarter.
Operating income totaled $81 million in the current quarter as compared to $79 million in the prior year quarter.  EBITDA increased $2 million to $90 million in the current quarter, while EBITDA margin increased 0.1 percentage points to 17.9% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
Fiscal 2014 year-to-date compared to fiscal 2013 year-to-date
Consumer Markets’ sales increased 1% to $989 million in the current period compared to $975 million in the prior year period. Volume increased sales by $18 million, or 2%, as lubricant gallons sold increased to 78.2 million gallons during the current period. Changes in product mix increased sales by $8 million while lower product pricing decreased sales by $3 million.   Unfavorable currency exchange decreased sales by $9 million.
Gross profit increased $10 million during the current period compared to the prior year period. Raw material cost declines increased gross profit $8 million while changes in volume and product mix increased gross profit by $5 million.  Unfavorable currency translation decreased gross profit by $3 million. In total, gross profit margin increased 0.6 percentage points to 31.6%, primarily due to raw material cost declines.
Selling, general and administrative expenses increased $4 million, or 3%, during the current period as compared to the prior year period, primarily as a result of increases in advertising and employee expenses. Equity and other income increased $5 million during the current period, primarily due to a favorable arbitration ruling on a commercial contract in the December 2013 quarter.
Operating income totaled $156 million in the current period as compared to $145 million in the prior year period.  EBITDA increased $11 million to $173 million in the current period, while EBITDA margin increased 0.9 percentage points to 17.5% in the current period.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year periods.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2014 and 2013 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Markets.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year periods.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2014	2013	2014	2013
Operating income	$81	$79	$156	$145
Depreciation and amortization	9	9	17	17
EBITDA	$90	$88	$173	$162
Unallocated and other
March 2014 quarter compared to March 2013 quarter
Unallocated and other recorded expense of $171 million and $3 million for the three months ended March 31, 2014 and 2013, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to business segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to business segments.  As a result of the definitive sale agreement for Water Technologies and in accordance with U.S. GAAP, a portion of the pension and other postretirement net periodic costs and income previously reported in Unallocated and other, but attributable to Water Technologies employees has been reclassified to discontinued operations within the Statements of Consolidated Comprehensive Income. The pension and other postretirement components remaining in Unallocated and other resulted in income during the current quarter and prior year quarter of $12 million and $16 million, respectively. The decrease in the current quarter compared to the prior year quarter is primarily a result of higher discount rates in the current period. The current quarter also included $105 million of key items related to pension plan remeasurement losses as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
Additionally, in accordance with U.S. GAAP reporting, certain indirect corporate costs are included within the Unallocated and other segment of continuing operations for costs that were previously allocated to the Water Technologies segment but that do not qualify for discontinued operations accounting classification. These costs were $9 million and $8 million during the three months ended March 31, 2014 and 2013, respectively. Remaining unallocated costs for 2014 included restructuring expense of $67 million, primarily related to severance and other costs associated with the previously discussed global realignment, and expense of $6 million for environmental reserve adjustments. In the prior year quarter, unallocated costs also included expense of $4 million related to other integration activities in addition to the pension and other postretirement income and Water Technologies’ stranded costs.
Fiscal 2014 year-to-date compared to fiscal 2013 year-to-date
Unallocated and other recorded expense of $168 million and $7 million for the six months ended March 31, 2014 and 2013, respectively.  Pension and other postretirement plans resulted in income, within continuing operations, during the current period and prior year period of $24 million and $32 million, respectively. Fluctuations in these amounts from period to period result primarily from changes in the discount rate. The current period also included $105 million of key items related to pension plan remeasurement losses as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
As previously noted, in accordance with U.S. GAAP reporting, Unallocated and other included certain indirect resource costs of $18 million in the current and prior year periods previously allocated to Water Technologies that do not qualify for discontinued operations accounting classification. Remaining unallocated costs also include restructuring expense of $67 million, primarily related to severance and other costs associated with the previously discussed global realignment, and expense of $9 million for environmental reserve adjustments. In the prior year period, unallocated costs also included expense of $12 million related to other integration activities in addition to the pension and other postretirement income and Water Technologies’ stranded costs.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents the primary income and expense components for the three and six months ended March 31, 2014 and 2013.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2014	2013	2014	2013
Losses on pension plan remeasurement	$(105)	$—	$(105)	$—
Pension and other postretirement net periodic income
(excluding service cost)	12	16	24	32
Restructuring activities (includes severance, integration
and stranded divestiture costs)	(76)	(14)	(85)	(30)
Environmental expense for divested businesses	(6)	(3)	(9)	(4)
Other income (expense)	4	(2)	7	(5)
Total unallocated expense	$(171)	$(3)	$(168)	$(7)
FINANCIAL POSITION
Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the six months ended March 31, 2014 and 2013.  Ashland had $491 million in cash and cash equivalents as of March 31, 2014, of which $391 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes may need to be accrued and paid depending upon the source of the earnings remitted.  Certain amounts are intended to be permanently reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.  In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives, and the cost of remitting such foreign earnings.

	Six months ended
	March 31
(In millions)	2014	2013
Cash provided (used) by:
Operating activities from continuing operations	$194	$203
Investing activities from continuing operations	(88)	(93)
Financing activities from continuing operations	35	(152)
Discontinued operations	5	(16)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	3
Net increase (decrease) in cash and cash equivalents	$145	$(55)
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the six months ended March 31, 2014 and 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2014	2013
Cash flows provided (used) by operating activities from continuing operations
Net income	$66	$154
Income from discontinued operations (net of tax)	(39)	(25)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	183	178
Debt issuance cost amortization	7	57
Purchased in-process research and development impairment	9	4
Deferred income taxes	(4)	(5)
Equity income from affiliates	(14)	(13)
Distributions from equity affiliates	6	5
Gain from sale of property and equipment	—	(1)
Stock based compensation expense	17	16
Net gain on divestitures	(6)	(7)
Impairment of equity method investment	46	—
Losses on pension plan remeasurement	105	—
Change in operating assets and liabilities (a)	(182)	(160)
Total cash flows provided by operating activities from continuing operations	$194	$203

(a)Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash inflows of $194 million in the current period and $203 million in the prior year period.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, and adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization), losses on pension plan remeasurement, impairment of the ASK joint venture equity method investment, as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus within the company.
Working capital was an outflow of $87 million and inflow of $10 million during the current and prior year periods, respectively. The outflow for the current period primarily related to decreased trade payables and certain accrued expenses, primarily the result of incentive compensation payouts to employees from the prior year paid during the first quarter of each fiscal year, an increase in accounts receivable balances resulting from the timing of cash receipts and inventory balances resulting from increased volumes. Cash inflows during the prior period primarily related to decreased accounts receivable balances due to the timing of cash receipts and sales decline compared to the prior year end as well as decreased inventory levels since the end of the fiscal year. These were offset by reduced trade payables and accrued expense balances, primarily the result of incentive compensation payouts to employees from the prior year paid during the first quarter of 2013 and a $52 million payment resulting from the termination of interest rate swap agreements associated with the previous senior secured credit facility that was repaid during the March 2013 quarter.
Operating cash flows for the current period included income from continuing operations of $27 million and noncash adjustments of $183 million for depreciation and amortization, $7 million for debt issuance cost amortization, $46 million for related to an impairment charge on Ashland’s investment in the ASK joint venture, and $105 million related to the losses on pension plan remeasurement. Operating cash flows for the prior year

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

period included income from continuing operations of $129 million and noncash adjustments of $178 million for depreciation and amortization and $57 million for debt issuance cost amortization.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the six months ended March 31, 2014 and 2013.

	Six months ended
	March 31
(In millions)	2014	2013
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(96)	$(94)
Proceeds from disposal of property, plant and equipment	4	3
Purchase of operations - net of cash acquired	(2)	—
Proceeds (uses) from sale of operations or equity investments	6	(2)
Total cash flows used by investing activities from continuing operations	$(88)	$(93)
Cash used by investing activities was $88 million for the current period as compared to $93 million for the prior year period.  The significant cash investing activities for the current and prior year periods primarily related to cash outflows from property additions of $96 million and $94 million, respectively. In addition, proceeds from disposals of property, plant and equipment were $4 million and $3 million during the six months ended March 31, 2014 and 2013, respectively. The current period also included proceeds related to a tax receipt from the MAP Transaction of $6 million.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the six months ended March 31, 2014 and 2013.

	Six months ended
	March 31
(In millions)	2014	2013
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	$—	$2,320
Repayment of long-term debt	(12)	(2,518)
Proceeds from short-term debt	93	113
Debt issuance costs	—	(36)
Cash dividends paid	(53)	(36)
Proceeds from exercise of stock options	1	1
Excess tax benefits related to share-based payments	6	4
Total cash flows provided (used) by financing activities from continuing operations	$35	$(152)
Cash provided by financing activities was $35 million for the current period and used by financing activities of $152 million for the prior year period.  Significant cash financing activities for the current period included cash dividends paid of $0.68 per share, for a total of $53 million, partially offset by cash inflows of $93 million for proceeds from short-term debt and $7 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
Significant cash financing activities for the prior year period included proceeds from the issuance of long-term debt of $2,320 million, net repayments of long-term debt of $2,518 million, proceeds from short-term debt of

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

$113 million and cash dividends paid of $0.45 per share for a total of $36 million. Financing activities for the prior year period also included cash inflows of $5 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
Cash used by discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for the six months ended March 31, 2014 and 2013.

	Six months ended
	March 31
(In millions)	2014	2013
Cash provided (used) by discontinued operations
Operating cash flows	$20	$5
Investing cash flows	(15)	(21)
Total cash flows provided (used) by discontinued operations	$5	$(16)
The cash flows in each period relate to the Water Technologies business and other previously divested businesses, including net payments of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Six months ended
	March 31
(In millions)	2014	2013
Cash flows provided by operating activities from continuing operations	$194	$203
Adjustments:
Additions to property, plant and equipment	(96)	(94)
Payment resulting from termination of interest rate swaps (a)	—	52
Free cash flows	$98	$161

(a)	Since payment was generated as a result of financing activity, this amount has been included within this calculation.
At March 31, 2014, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,388 million, compared to $1,158 million at September 30, 2013.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $22 million at March 31, 2014 and $21 million at September 30, 2013.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 94% and 84% of current liabilities at March 31, 2014 and September 30, 2013, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of March 31, 2014 and September 30, 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	March 31	September 30
(In millions)	2014	2013
Cash and cash equivalents	$491	$346

Unused borrowing capacity
Revolving credit facility	$1,084	$1,119
Accounts receivable securitization facility	$25	$80
Total borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2013 Senior Credit Facility) was $1,084 million, due to an outstanding balance of $35 million, as well as a reduction of $81 million for letters of credit outstanding at March 31, 2014.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facility, was $1,600 million at March 31, 2014 as compared to $1,545 million at September 30, 2013.
Capital resources
Debt
The following summary reflects Ashland’s debt as of March 31, 2014 and September 30, 2013.

	March 31	September 30
(In millions)	2014	2013
Short-term debt	$401	$308
Long-term debt (including current portion)	2,949	2,959
Total debt	$3,350	$3,267
The current portion of long-term debt was zero at March 31, 2014 and $12 million at September 30, 2013.  Debt as a percent of capital employed was 42% at March 31, 2014 and September 30, 2013.  At March 31, 2014, Ashland’s total debt had an outstanding principal balance of $3,505 million and discounts of $155 million.  The scheduled aggregate maturities of debt by year are as follows:  $33 million remaining in 2014, $342 million in 2015, $600 million in 2016, none in 2017 and $735 million in 2018.
Debt covenant restrictions
The 2013 Senior Credit Facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, certain negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of March 31, 2014, Ashland is in compliance with all debt agreement covenant restrictions.
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
At March 31, 2014, Ashland’s calculation of the consolidated leverage ratio was 2.5, which is below the maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility of 3.25. At March 31, 2014, Ashland’s calculation of the consolidated interest coverage ratio was 7.4, which exceeds the minimum required ratio of 3.00. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated leverage ratio and a 0.6x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
Credit ratings
Ashland’s corporate credit ratings have remained unchanged from those reported in its Form 10-K filed in November 2013.  Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba1, with a stable outlook from both.  Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.
Cash projection
Ashland projects that cash flow from operations and other available financial resources, such as cash on hand and revolving credit, should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of its financing obligations.  These projections are based on various assumptions that include, but are not limited to: operational results, working capital cash generation, capital expenditures, divestitures and acquisitions, pension funding requirements and tax payments and receipts.
Based on Ashland’s current debt structure, future annual interest expense is expected to range from approximately $155 million to $175 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.
Stockholders’ equity
Stockholders’ equity increased $17 million since September 30, 2013 to $4,570 million at March 31, 2014.  This increase was due to net income during the period of $66 million and deferred translation gains of $14 million, offset by regular cash dividends of $53 million, adjustments to pension and postretirement obligations of $9 million and a $1 million decrease in common shares issued under stock incentive and other plans.
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. This new authorization replaced Ashland’s previous $600 million share repurchase authorization, approved in May 2013, which had $450 million remaining. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2015.
As of March 31, 2013, a previous $400 million share repurchase authorization, approved in March 2011, had $329 million remaining. This authorization was replaced during May 2013.
During the three and six months ended March 31, 2014 and 2013, Ashland did not execute any share repurchases.
During the March 2014 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in December, September and June of 2013 and was an increase from the quarterly dividend of 22.5 cents per share paid during the first and second quarters of 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Capital expenditures
Ashland is currently forecasting approximately $245 million of capital expenditures for 2014, excluding Water Technologies, funded primarily from operating cash flows.  Capital expenditures, excluding Water Technologies, were $96 million for the six months ended March 31, 2014 and averaged $219 million during the last three fiscal years.
CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three and six months ended March 31, 2014.
OUTLOOK
Global Restructuring and Business Realignment
Ashland made significant progress during the current quarter on its previously announced global restructuring. This is an important initiative that is focused on improving operating performance and efficiency and is expected to lead to improvements within volume and gross profit margins. To date, Ashland has identified approximately $200 million in annualized cost savings opportunities. Among the actions taken to date:

•	Approximately 800 employees will leave Ashland by the end of calendar 2014 through either a voluntary severance program or job elimination.

•
In addition, Ashland is continuing to develop plans for substantially reducing certain external support services and for moving a significant number of jobs to existing, lower-cost regional centers of excellence.

•	Most of Ashland’s previously centralized supply chain organization has been integrated into the businesses.

•	As of April 1, 2014, the adhesives and intermediates and solvents divisions have been realigned within Specialty Ingredients and Performance Materials.
Ashland expects to achieve more than half of the annualized cost savings by the end of the 2014 fiscal year, and substantially all of the savings by the end of the second quarter of fiscal 2015. Combined with performance improvement these cost savings are expected to increase Ashland’s overall EBITDA margin to approximately 20% by the end of fiscal 2015.
Business Financial Performance
During the current quarter each business reported sequential improvement in financial results. For the upcoming third quarter within the newly realigned Specialty Ingredients business, Ashland expects volume growth and pricing improvement, along with cost savings from the ongoing global restructuring plan with an expected EBITDA margin of approximately 22%. For the newly realigned Performance Material business Ashland

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

expects improved gross profit margins within composites, offset by the addition of the intermediates and solvents division and the removal of adhesives from the business, as EBITDA margin is expected to be approximately 9%. For the Consumer Markets business Ashland expects sales to increase during the upcoming third quarter, but increased marketing expenses are expected to slightly decrease the EBITDA margin to approximately 17%.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at March 31, 2014 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting - During the three months ended March 31, 2014, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.
Remediation of Material Weakness - As disclosed in Ashland’s Annual Report on Form 10-K for the year ended September 30, 2013, management concluded that Ashland did not maintain effective internal control over financial reporting as of September 30, 2013 due to a material weakness regarding the lower of cost or market (“LCM”) inventory valuation methodology for the Elastomers division. The Company has taken the following steps to remediate the identified material weakness. Since June 30, 2013, the LCM analysis and adjustment have been completed subsequent to the valuation of inventory using the Last-In, First-out (“LIFO”) method. In addition, the Elastomers division was integrated into Ashland’s SAP system as of July 1, 2013. This integration puts the Elastomers division on the same enterprise resource planning system as the rest of the Company. Ashland believes these steps have strengthened its controls over financial reporting and addressed the material weakness. The remediation measures have been tested and were found to be operating effectively during the first two quarters of 2014. Based on this testing, the Company concluded that the material weakness has been remediated.

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
For additional detailed information regarding liabilities arising from asbestos-related litigation, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Environmental Proceedings
(1)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of March 31, 2014, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 80 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
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
(4) Lower Passaic River, New Jersey Matters – Ashland, through two formerly owned facilities, and ISP, through a now-closed facility, have been identified as “potentially responsible parties” (PRPs), along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the EPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOC, in June 2012 the CPG voluntarily entered into another AOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the EPA released the FFS. It is not possible at this time to reasonably estimate Ashland's liability with respect to the outcome of the remediation efforts and related legal proceedings in which it is involved. Based on current knowledge and proceedings Ashland does not believe the outcome of these proceedings or the release of the FFS will have a material adverse impact on its business and financial operations; however, there are a number of contingencies in the future that could possibly have a material impact including adverse rulings or verdicts, allocation proceedings and related orders.
(5) Zwijndrecht Plant Matter – Since August 2012, Dutch environmental authorities have found several violations of a waste water discharge permit by Ashland Industries Nederland B.V. (“Ashland Nederland”), as owner of the manufacturing site at Zwijndrecht, The Netherlands. An administrative penalty of €50,000 and a sanction of €50,000 were paid in calendar year 2013 for violations of the law and permit from December 2011 - August 2012. In February 2014, the Dutch environmental authorities claimed payment of administrative fines totaling €250,000 in connection with additional violations of the waste water discharge permit. Ashland Nederland is currently appealing the decision of the authorities. In addition to the €250,000 fines, the Dutch authorities announced prosecution with regards to the violations of the same permit during the period of October 2012 - January 2014. The case is expected to be brought before the court in 2014. While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2014 and September 30, 2013.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2014.
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

On February 18, 2014, Ashland signed a definitive agreement to sell its Water Technologies business to a fund managed by Clayton, Dubilier & Rice in a transaction valued at approximately $1.8 billion. The closing of the transaction is contingent on the satisfaction of certain customary closing conditions, including receipt of certain regulatory approvals, completion of certain required employee information and consultation processes and certain other conditions. Ashland expects the net proceeds from the sale to be approximately $1.4 billion, which Ashland intends primarily to use to return capital to shareholders in the form of share repurchases. Ashland’s board of directors has authorized a $1.35 billion common stock repurchase program in support of this intent. Although the transaction is expected to close by September 30, 2014, we can make no assurances that the transaction will close in the anticipated timeframe or at all. Any delay or failure to close the transaction as planned could have a negative impact on Ashland’s financial condition and results of operations and could result in the delay or failure to execute the stock repurchase program.
Ashland is responsible for, and has financial exposure to, liabilities from pending and threatened claims, including those alleging personal injury caused by exposure to asbestos, which could adversely impact Ashland’s results of operations and cash flow.
There are various claims, lawsuits and administrative proceedings pending or threatened, including those alleging personal injury caused by exposure to asbestos, against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other matters that seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable. Ashland’s results could be adversely affected by financial exposure to these liabilities. Insurance maintained by Ashland to protect against claims for damages alleged by third parties is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of Ashland’s liabilities to others. In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.
Ashland’s ability to recover from its insurers for asbestos liabilities could also have an adverse impact on its results of operations. In particular, Ashland has initiated arbitration proceedings against Underwriters at Lloyd’s, certain London companies and certain Chartis (AIG member) companies seeking to enforce these insurers’ contractual obligations to provide indemnity for asbestos liabilities and defense costs under existing coverage-in-place agreements. In addition, Ashland has initiated a lawsuit in Kentucky state court against certain Berkshire Hathaway entities (National Indemnity Company and Resolute Management Inc.) on grounds that these Berkshire entities have wrongfully interfered with these insurers’ performance of their respective contractual obligations to provide asbestos coverage by directing the insurers to reduce and delay certain claim payments. The trial for the Kentucky state court case was set in the second quarter of 2014 for the second quarter of 2015. The arbitration against Underwriters is set to begin in May 2014. While Ashland anticipates its position will be supported by the proceedings, an adverse resolution of these proceedings could have a significant effect on the timing of loss reimbursement and the amount of Ashland’s recorded insurance receivables from these insurers, which in turn could have an adverse impact on Ashland’s results of operations and cash flow.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information regarding purchases of Ashland Common Stock by Ashland during the second quarter.

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (3)
	(a)	(b)	(c)	(d)
Jan. 1 - Jan. 31	7,885	$95.29	0	$450,000,000
Feb. 1 - Feb. 28	0	0	0	$1,350,000,000
March 1 - March 31	0	0	0	$1,350,000,000
Total	7,885	$95.29	0	$1,350,000,000

(1) Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock. No shares were purchased under the May 2013 or the February 2014 repurchase authorizations discussed below in footnote 3.
(2) Shares are purchased at market price.
(3) On February 18, 2014, Ashland announced that the Board of Directors authorized a $1.35 billion common stock repurchase program, which expires on December 31, 2015. This program replaced the prior $600 million repurchase program authorized by the Board in May 2013, which had approximately $450 million of availability remaining. No shares were purchased under either program for the second quarter ended March 31, 2014.

ITEM 6.  EXHIBITS

(a) Exhibits
2.1
Stock and Asset Purchase Agreement, dated as of February 18, 2014, between Ashland Inc. and CD&R Seahawk Bidco, LLC (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on February 24, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

2.2
Sale and Purchase Agreement related to the ASK Chemicals Group, dated April 8, 2014, among Ashland Inc., Ashland International Holdings, Inc., Clariant Produkte (Deutschland) GmbH, Clariant Corp., mertus 158. GmbH, Ascot US Bidco Inc. and Ascot UK Bidco Limited (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on April 14, 2014 ( SEC File No. 001-32532), and incorporated herein by reference).

3.1	Fourth Restated Articles of Incorporation of Ashland Inc. (filed as Exhibit 3.2 to Ashland’s Form 8-K filed on February 4, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

3.2	By-laws of Ashland Inc., as amended and restated (filed as Exhibit 3.3 to Ashland’s Form 8-K filed on February 4, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2014 and March 31, 2013; (ii) Condensed Consolidated Balance Sheets at March 31, 2014 and September 30, 2013; (iii) Statements of Consolidated Stockholders’ Equity at March 31, 2014; (iv) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2014 and March 31, 2013; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
May 1, 2014	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock and Asset Purchase Agreement, dated as of February 18, 2014, between Ashland Inc. and CD&R Seahawk Bidco, LLC (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on February 24, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

2.2
Sale and Purchase Agreement related to the ASK Chemicals Group, dated April 8, 2014, among Ashland Inc., Ashland International Holdings, Inc., Clariant Produkte (Deutschland) GmbH, Clariant Corp., mertus 158. GmbH, Ascot US Bidco Inc. and Ascot UK Bidco Limited (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on April 14, 2014 ( SEC File No. 001-32532), and incorporated herein by reference).

3.1	Fourth Restated Articles of Incorporation of Ashland Inc. (filed as Exhibit 3.2 to Ashland’s Form 8-K filed on February 4, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

3.2	By-laws of Ashland Inc., as amended and restated (filed as Exhibit 3.3 to Ashland’s Form 8-K filed on February 4, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of James J. O’Brien, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Submitted electronically with this report.