Form 10-Q
period 2014-06-30
ASHLAND INC.
filed 2014-08-01
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At June 30, 2014, there were 78,052,592 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2014	2013	2014	2013
Sales	$1,605	$1,624	$4,583	$4,621
Cost of sales	1,161	1,192	3,377	3,368
Gross profit	444	432	1,206	1,253

Selling, general and administrative expense	286	257	891	723
Research and development expense	23	26	87	79
Equity and other income (loss)	8	26	(6)	55
Operating income	143	175	222	506

Net interest and other financing expense	41	51	124	239
Net gain (loss) on divestitures	(3)	(1)	3	6
Income from continuing operations before
income taxes	99	123	101	273
Income tax expense - Note I	28	34	3	55
Income from continuing operations	71	89	98	218
Income from discontinued operations (net of tax) - Note C	28	35	67	60
Net income	$99	$124	$165	$278

PER SHARE DATA
Basic earnings per share - Note L
Income from continuing operations	$0.91	$1.14	$1.26	$2.77
Income from discontinued operations	0.36	0.44	0.86	0.76
Net income	$1.27	$1.58	$2.12	$3.53

Diluted earnings per share - Note L
Income from continuing operations	$0.90	$1.12	$1.24	$2.72
Income from discontinued operations	0.35	0.43	0.85	0.75
Net income	$1.25	$1.55	$2.09	$3.47

DIVIDENDS PAID PER COMMON SHARE	$0.34	$0.34	$1.02	$0.79

COMPREHENSIVE INCOME (LOSS)
Net income	$99	$124	$165	$278
Other comprehensive income (loss), net of tax - Note M
Unrealized translation gain (loss)	11	(9)	25	(30)
Pension and postretirement obligation adjustment	(3)	(4)	(12)	(11)
Net change in interest rate hedges	—	—	—	38
Other comprehensive income (loss)	8	(13)	13	(3)
Comprehensive income	$107	$111	$178	$275

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
(In millions - unaudited)	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$570	$346
Accounts receivable (a)	1,179	1,113
Inventories - Note F	781	758
Deferred income taxes	108	107
Other assets	75	62
Held for sale - Note B	490	487
Total current assets	3,203	2,873
Noncurrent assets
Property, plant and equipment
Cost	4,256	4,181
Accumulated depreciation	1,818	1,674
Net property, plant and equipment	2,438	2,507
Goodwill - Note G	2,715	2,709
Intangibles - Note G	1,364	1,437
Asbestos insurance receivable - Note K	440	437
Equity and other unconsolidated investments	84	213
Other assets	526	552
Held for sale - Note B	1,356	1,360
Total noncurrent assets	8,923	9,215
Total assets	$12,126	$12,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note H	$365	$308
Current portion of long-term debt - Note H	9	12
Trade and other payables	639	714
Accrued expenses and other liabilities	554	499
Held for sale - Note B	184	194
Total current liabilities	1,751	1,727
Noncurrent liabilities
Long-term debt - Note H	2,941	2,947
Employee benefit obligations - Note J	1,219	1,110
Asbestos litigation reserve - Note K	711	735
Deferred income taxes	345	369
Other liabilities	550	548
Held for sale - Note B	80	99
Total noncurrent liabilities	5,846	5,808

Stockholders’ equity	4,529	4,553

Total liabilities and stockholders’ equity	$12,126	$12,088

(a)	Accounts receivable includes an allowance for doubtful accounts of $14 million and $12 million at June 30, 2014 and September 30, 2013, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	(a)	Total
BALANCE AT SEPTEMBER 30, 2013	$1	$506	$3,758	$288		$4,553
Total comprehensive income			165	13		178
Regular dividends, $1.02 per common share			(79)			(79)
Common shares issued under stock
incentive and other plans (b)		2				2
Repurchase of common shares (c)		(125)				(125)
BALANCE AT JUNE 30, 2014	$1	$383	$3,844	$301		$4,529

(a)
At June 30, 2014 and September 30, 2013, the after-tax accumulated other comprehensive income of $301 million and $288 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $68 million and $80 million, respectively, and net unrealized translation gains of $233 million and $208 million, respectively.

(b)	Common shares issued were 559,952 for the nine months ended June 30, 2014.

(c)
As of June 30, 2014, the repurchase of common shares includes $125 million associated with the prepaid variable share repurchase agreement discussed in Note M of Notes to Condensed Consolidated Financial Statements.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2014	2013
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$165	$278
Income from discontinued operations (net of tax)	(67)	(60)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	281	267
Debt issuance cost amortization	11	62
Purchased in-process research and development impairment	9	4
Deferred income taxes	(20)	16
Equity income from affiliates	(22)	(21)
Distributions from equity affiliates	7	8
Gain from sale of property and equipment	(1)	(1)
Stock based compensation expense	26	24
Net gain on divestitures	(3)	(6)
Impairment of equity method investment	50	—
Losses on pension and other postretirement plan remeasurement	121	—
Change in operating assets and liabilities (a)	(153)	(174)
Total cash flows provided by operating activities from continuing operations	404	397
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(152)	(155)
Proceeds from disposal of property, plant and equipment	9	4
Purchase of operations - net of cash acquired	(2)	—
Proceeds from sale of operations or equity investments	92	1
Total cash flows used by investing activities from continuing operations	(53)	(150)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	—	2,320
Repayment of long-term debt	(12)	(2,605)
Proceeds from short-term debt	58	112
Repurchase of common stock	(125)	(150)
Debt issuance costs	—	(38)
Cash dividends paid	(79)	(62)
Proceeds from exercise of stock options	1	1
Excess tax benefits related to share-based payments	9	5
Total cash flows used by financing activities from continuing operations	(148)	(417)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	203	(170)
Cash provided (used) by discontinued operations
Operating cash flows	48	53
Investing cash flows	(27)	(31)
Effect of currency exchange rate changes on cash and cash equivalents	—	2
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	224	(146)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	346	523
CASH AND CASH EQUIVALENTS - END OF PERIOD	$570	$377

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Results of operations for the period ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending September 30, 2014.  Certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.
Ashland is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline (formerly Ashland Consumer Markets). On February 18, 2014, Ashland signed a definitive agreement to sell substantially all of the assets and liabilities of Ashland Water Technologies (Water Technologies) and completed the sale on July 31, 2014. As a result of this sale, the operating results and cash flows related to Water Technologies have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows, while assets and liabilities that are to be sold have been classified within the Condensed Consolidated Balance Sheet as held for sale. In addition to the sale of Water Technologies, Ashland has realigned certain components remaining in its portfolio of businesses, which includes divesting its Casting Solutions joint venture on June 30, 2014. See Notes B, C, D and O for additional information on the Water Technologies and Casting Solutions joint venture divestitures and its reported results as well as Ashland’s current reportable segment results and business realignment.
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
New accounting standards
A description of new U.S. GAAP accounting standards issued and adopted during the current year is required in interim financial reporting.  A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The following standards were either issued or became effective during the current period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2014, the FASB issued accounting guidance outlining a single comprehensive five step model for entities to use in accounting for revenue arising from contracts with customers (ASC 606 Revenue from Contracts with Customers). The new guidance supersedes most current revenue recognition guidance, in an effort to converge the revenue recognition principles within U.S. GAAP. This new guidance also requires entities to disclose certain quantitative and qualitative information regarding the nature, amount, timing and uncertainty of qualifying revenue and cash flows arising from contracts with customers. Entities have the option of using a full retrospective or a modified retrospective approach to adopt the new guidance. This guidance will become effective for Ashland on October 1, 2017. Ashland is currently evaluating the new accounting standard and the available implementation options the standard allows as well as the impact this new guidance will have on Ashland's Condensed Consolidated Financial Statements.
In April 2014, the FASB issued accounting guidance amending the requirements for reporting discontinued operations (ASC 205 Presentation of Financial Statements and ASC 360 Property, Plant and Equipment). This guidance limits the requirement for discontinued operations treatment to the disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additionally, this new guidance no longer precludes discontinued operations presentation based on continuing involvement or cash flows following the disposal. This guidance will become effective prospectively for Ashland on October 1, 2015, with early adoption permitted, and will impact Ashland's determination and disclosure of discontinued operations treatment for subsequent qualifying divestitures.
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
In December 2011, the FASB issued accounting guidance related to the offsetting of certain assets and liabilities on the balance sheet (ASC 210 Balance Sheet). The new guidance requires disclosures to provide information to help reconcile differences in the offsetting requirements within U.S. GAAP. This guidance became effective for Ashland on October 1, 2013. The adoption of this guidance did not have a material impact on the Condensed Consolidated Financial Statements.
NOTE B - DIVESTITURES
Water Technologies
On February 18, 2014, Ashland entered into a definitive agreement to sell its Water Technologies business to a fund managed by Clayton, Dubilier & Rice (CD&R) in a transaction valued at approximately $1.8 billion. Ashland completed the sale to CD&R on July 31, 2014. Ashland expects after-tax net proceeds from the sale to total approximately $1.4 billion, which primarily will be used to return capital to shareholders in the form of share repurchases. Water Technologies recorded sales of $1.7 billion during the most recently completed fiscal year ended September 30, 2013 and employs approximately 3,000 employees throughout the Americas, Europe and Asia Pacific.
Since this transaction signifies Ashland’s exit from the Water Technologies business, Ashland has classified Water Technologies’ results of operations and cash flows within the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows as discontinued operations for all periods

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES (continued)

presented. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Water Technologies reportable segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $9 million and $10 million during the three months ended June 30, 2014 and 2013, respectively, and $28 million and $27 million during the nine months ended June 30, 2014 and 2013, respectively. Ashland is continuing to implement plans to eliminate these costs as part of the global restructuring program.
Ashland will retain and has agreed to indemnify CD&R for certain liabilities of the Water Technologies business arising prior to the closing of the sale, including certain pension and postretirement liabilities, environmental remediation liabilities and certain legacy liabilities relating to businesses disposed or discontinued by the Water Technologies business. Costs directly related to these retained liabilities have been included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during the three and nine months ended June 30, 2014 and 2013, respectively.
Ashland will provide certain transition services to CD&R for a fee. While the transition services vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed. See Note C for further information on the results of operations of Water Technologies for all periods presented.
Held for sale classification
The assets and liabilities of Water Technologies for current and prior periods have been reflected as assets and liabilities held for sale within the Condensed Consolidated Balance Sheets and are comprised of the following components:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES (continued)

	June 30	September 30
(In millions)	2014	2013
Accounts receivable (a)	$325	$332
Inventories	145	141
Other assets	20	14
Current assets held for sale	$490	$487

Net property, plant and equipment	$347	$335
Goodwill	650	657
Intangibles	345	354
Equity and other unconsolidated investments	5	5
Other assets	9	9
Noncurrent assets held for sale	$1,356	$1,360

Trade and other payables	$161	$171
Accrued expenses and other liabilities	23	23
Current liabilities held for sale	$184	$194

Employee benefit obligations	$63	$64
Deferred income taxes	14	32
Other liabilities	3	3
Noncurrent liabilities held for sale	$80	$99

(a)    Accounts receivable includes an allowance for doubtful accounts of $5 million at June 30, 2014 and September 30, 2013, respectively.
The noncurrent assets held for sale are required to be measured at the lower of carrying value or fair value less costs to sell. Fair values are based on definitive agreements or sale or other market quotes which would be considered significant unobservable market inputs (Level 3) within the fair value hierarchy. See also Note E for further information on the fair value hierarchy.
Casting Solutions joint venture
During 2014, Ashland, in conjunction with its partner, initiated a process to sell the ASK Chemicals GmbH (ASK) joint venture, in which Ashland has 50% ownership. As part of the sale process, Ashland determined during March 2014 that the fair value of its investment in the ASK joint venture was less than the carrying value and that an other than temporary impairment had occurred. As a result, Ashland recognized impairment charges of $4 million, which offset equity income during the quarter, and $50 million related to its investment in the ASK joint venture during the three and nine months ended June 30, 2014, respectively. These charges were recognized within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.
In April 2014, Ashland and its partner announced that they had entered into a definitive agreement to sell the ASK joint venture to investment funds affiliated with Rhône Capital, LLC (Rhône), a London and New York-based private equity investment firm. Total pre-tax proceeds to the sellers was $205 million, which included $176 million in cash and a $29 million note from Rhône. Ashland and its partner completed the sale to Rhône on June 30, 2014 and proceeds were split evenly between Ashland and its partner under the terms of the 50/50 joint venture.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DISCONTINUED OPERATIONS
In the current and previous periods, Ashland has or expects to divest certain businesses that have qualified as discontinued operations. The operating results from these divested businesses and subsequent adjustments related to ongoing assessments of certain retained liabilities and tax items have been recorded within the discontinued operations caption in the Statements of Consolidated Comprehensive Income for all periods presented and are discussed further within this note.
As previously described in Note B, Ashland completed the sale to CD&R of substantially all of the assets and liabilities of its Water Technologies business on July 31, 2014. Ashland has determined that this sale qualifies as a discontinued operation, in accordance with U.S. GAAP, since Ashland will not have significant continuing involvement in the Water Technologies business. As a result, the previous operating results and cash flows related to Water Technologies have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows, while assets and liabilities that are to be sold have been classified within the Condensed Consolidated Balance Sheet as held for sale. Sales for the three months ended June 30, 2014 and 2013 were $441 million and $435 million, respectively, and were $1,308 million and $1,281 million for the nine months ended June 30, 2014 and 2013, respectively.
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
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC of substantially all of the assets and certain liabilities of its global distribution business which previously comprised the Ashland Distribution (Distribution) reportable segment.  Ashland determined that this sale qualified as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  Ashland has made subsequent adjustments to the gain on sale of Distribution, primarily relating to the tax effects of the sale.
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
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2014 and 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DISCONTINUED OPERATIONS (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2014	2013	2014	2013
Income (loss) from discontinued operations (net of tax)
Water Technologies (a)	$33	$28	$74	$56
Asbestos-related litigation	(5)	4	(6)	3
Distribution	(2)	(2)	(3)	(3)
Electronic Chemicals	2	—	2	—
Gain on disposal of discontinued operations (net of tax)
APAC	—	5	—	4
Total income from discontinued operations (net of tax)	$28	$35	$67	$60

(a)
For the three months ended June 30, 2014 and 2013, pretax income recorded for Water Technologies was $46 million and $35 million, respectively, and for the nine months ended June 30, 2014 and 2013, pretax income recorded for Water Technologies was $101 million and $84 million, respectively.

NOTE D – RESTRUCTURING ACTIVITIES
Ashland periodically implements corporate restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
During the December 2013 quarter, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland announced a voluntary severance offer (VSO) in January 2014 to certain U.S. employees. Approximately 400 employees were formally approved for the VSO. All payments related to the VSO are expected to be paid out from May through December 31, 2014. During the March 2014 quarter, an involuntary program for employees was also initiated as part of the global restructuring program and continued into the June 2014 quarter. The VSO and involuntary programs resulted in expense of $16 million and $91 million being recognized during the three and nine months ended June 30, 2014, respectively. Of these amounts, $13 million was recorded within the cost of sales caption for the nine months ended June 30, 2014, and $16 million and $78 million during the three and nine months ended June 30, 2014, respectively, were recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. In addition, the employee reductions resulted in a pension curtailment of $6 million being recorded during the current period. See Note J for further information. As of June 30, 2014, the remaining restructuring reserve for this global restructuring program was $68 million.
As of June 30, 2014 and 2013, the remaining $5 million and $17 million, respectively, in restructuring reserves for other previously announced programs principally consisted of expected future severance payments for programs implemented during 2011.
During the March 2014 quarter, Ashland incurred an additional $3 million lease abandonment charge related to its exit from an office facility that was obtained as part of the Hercules acquisition. The costs related to the reserve will be paid over the remaining lease term through May 2016. As of June 30, 2014 and 2013, the remaining restructuring reserve for all qualifying facility costs totaled $10 million and $8 million, respectively.
The following table summarizes the related activity in these reserves for the nine months ended June 30, 2014 and 2013.  The severance reserves are included in accrued expenses and other liabilities while facility costs reserves are primarily within other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – RESTRUCTURING ACTIVITIES (continued)

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2013	$17	$8	$25
Restructuring reserve	91	4	95
Reserve adjustments	(1)	—	(1)
Utilization (cash paid or otherwise settled)	(34)	(2)	(36)
Balance at June 30, 2014	$73	$10	$83

Balance as of September 30, 2012	$29	$15	$44
Reserve adjustments	4	—	4
Utilization (cash paid or otherwise settled)	(16)	(7)	(23)
Balance at June 30, 2013	$17	$8	$25
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
The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$570	$570	$570	$—	$—
Deferred compensation investments (a)	187	187	48	139	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$761	$761	$621	$140	$—

Liabilities
Foreign currency derivatives	$2	$2	$—	$2	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2013.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$346	$346	$346	$—	$—
Deferred compensation investments (a)	181	181	50	131	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$531	$531	$399	$132	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Consequently, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

recognized during the three and nine months ended June 30, 2014 and 2013 within the Statements of Consolidated Comprehensive Income.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2014	2013	2014	2013
Foreign currency derivative gain (loss)	$(2)	$(1)	$3	$(2)
The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2014 and September 30, 2013 included in other current assets and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2014	2013
Foreign currency derivative assets	$1	$1
Notional contract values	182	312

Foreign currency derivative liabilities (a)	$2	$—
Notional contract values	319	246

(a)	Fair values of liabilities of $0 denote values less than $1 million.
Interest rate hedges
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the August 2011 acquisition of International Specialty Products Inc. (ISP). These instruments qualified for hedge accounting treatment and were designated as cash flow hedges whereby Ashland recorded these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affected net income.  There was no hedge ineffectiveness with these instruments during the nine months ended June 30, 2013. Ashland terminated the interest rate swap agreements in conjunction with the repayment of term loans A and B during the March 2013 quarter, resulting in a charge of $52 million included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2013.
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
During the nine months ended June 30, 2013, Ashland reclassified a loss of $65 million from AOCI to the Statements of Consolidated Comprehensive Income. The losses reclassified to the Statements of Consolidated Comprehensive Income were recorded in the net interest and other financing expense caption. Additionally, an unrealized loss of $3 million on interest rate hedges was recognized in AOCI during the nine months ended June 30, 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Other financial instruments
At June 30, 2014 and September 30, 2013, Ashland’s long-term debt had a carrying value of $2,950 million and $2,959 million, respectively, compared to a fair value of $3,165 million and $3,003 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE F – INVENTORIES
Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method or the first-in, first-out method. Certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.
During the three months ended June 30, 2013, Ashland identified a $17 million lower of cost or market adjustment affecting prior periods related to the Elastomers division in the Performance Materials reportable segment.
During the nine months ended June 30, 2013, the Specialty Ingredients reportable segment incurred a $31 million loss on straight guar, $28 million of which related to a lower of cost or market charge that was recognized within the cost of sales caption on the Statements of Consolidated Comprehensive Income. This charge was due to the identifiable market price of certain guar inventories, which fell below the cost of the product.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2014	2013
Finished products	$546	$518
Raw materials, supplies and work in process	259	261
LIFO reserve	(24)	(21)
	$781	$758
NOTE G – GOODWILL AND OTHER INTANGIBLES
Goodwill
In accordance with U.S. GAAP, Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually and when events and circumstances indicate an impairment may have occurred.  The annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Ashland performed its most recent annual goodwill impairment test as of July 1, 2013 and determined at that time that no impairment existed. The reporting units in the July 1, 2013 test were the Specialty Ingredients and Valvoline reportable segments and the Composites and Adhesives and Elastomers reporting units within the Performance Materials reportable segment. Prior to its sale, Water Technologies was treated as a separate reporting unit for allocation of goodwill.
Subsequent to the business realignment discussed in Note A, Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients and Valvoline reportable segments as well as the Composites, Intermediates/Solvents, and Elastomers divisions within the Performance Materials reportable segment. In accordance with U.S. GAAP, goodwill has been reallocated using a relative fair value approach. In conjunction with the realignment of the reporting units and in accordance with U.S. GAAP, Ashland

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

performed an assessment to determine if an indicator of an impairment existed. Upon completion of this assessment during the current quarter, Ashland concluded that no indication of an impairment existed as of April 1, 2014.
The following is a progression of goodwill by reportable segment, reflecting the business realignment, for the nine months ended June 30, 2014.

	Specialty	Performance
(In millions)	Ingredients	Materials	(a)	Valvoline	Total
Balance at September 30, 2013	$2,231	$311		$167	$2,709
Business realignment adjustment	(71)	71		—	—
Other (b)	(4)	—		—	(4)
Currency translation adjustment	8	1		1	10
Balance at June 30, 2014	$2,164	$383		$168	$2,715

(a)
As of June 30, 2014, goodwill consisted of $10 million for the Elastomers reporting unit, $204 million for the Intermediates/Solvents reporting unit, and $169 million for the Composites reporting unit.

(b)	Other caption represents the adjustment of certain items identified from previous acquisitions that were revised within the Condensed Consolidated Balance Sheet.
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
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $326 million and $335 million as of June 30, 2014 and September 30, 2013, respectively. The $9 million decrease in indefinite-lived intangible assets resulted from impairment charges in the March 2014 quarter related to certain IPR&D assets associated with the acquisition of ISP. This charge was included in the research and development expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2014. In accordance with U.S. GAAP, Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of June 30, 2014 and September 30, 2013.

	June 30, 2014
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Trademarks and trade names	$375	$(48)	$327
Intellectual property	827	(214)	613
Customer relationships	510	(109)	401
IPR&D	23	—	23
Total intangible assets	$1,735	$(371)	$1,364

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
Amortization expense recognized on intangible assets was $22 million for each of the three months ended June 30, 2014 and 2013 and $67 million and $66 million for the nine months ended June 30, 2014 and 2013, respectively, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Estimated amortization expense for future periods is $88 million in 2014 (includes nine months actual and three months estimated), $87 million in 2015, $84 million in 2016, $84 million in 2017 and $84 million in 2018.
NOTE H – DEBT
The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2014	2013
4.750% notes, due 2022	$1,120	$1,119
3.875% notes, due 2018	700	700
3.000% notes, due 2016	600	600
6.875% notes, due 2043	376	376
Accounts receivable securitization	310	270
6.50% junior subordinated notes, due 2029	133	131
Other international loans, interest at a weighted-
average rate of 7.3% at June 30, 2014 (6.0% to 11.5%)	31	44
Medium-term notes, due 2015-2019, interest at a weighted-
average rate of 8.7% at June 30, 2014 (8.4% to 9.4%)	14	14
Other	31	13
Total debt	3,315	3,267
Short-term debt	(365)	(308)
Current portion of long-term debt	(9)	(12)
Long-term debt (less current portion)	$2,941	$2,947

The scheduled aggregate maturities of debt by year are as follows: $37 million remaining in 2014, $337 million in 2015, $600 million in 2016, none in 2017 and $700 million in 2018.  The borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2013 Senior Credit Facility) was $1,127 million, due to an outstanding balance of zero, as well as a reduction of $73 million for letters of credit outstanding at June 30, 2014. Ashland’s total borrowing capacity at June 30, 2014 was $1,167 million, which includes $40 million from the accounts receivable securitization facility.

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

Covenant restrictions
The 2013 Senior Credit Facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of June 30, 2014, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility during its entire duration is 3.25.  At June 30, 2014, Ashland’s calculation of the consolidated leverage ratio was 2.3, which is below the maximum consolidated leverage ratio of 3.25.
The minimum required consolidated interest coverage ratio under the 2013 Senior Credit Facility during its entire duration is 3.00.  At June 30, 2014, Ashland’s calculation of the interest coverage ratio was 7.8, which exceeds the minimum required consolidated ratio of 3.00.
NOTE I – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2014 is 21.8%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 28.3% for the three months ended June 30, 2014 and includes $18 million of discrete tax benefits on pretax charges of $69 million related to global restructuring program costs, pension charges, environmental accruals, a foreign tax indemnification receivable adjustment and impairment of the ASK joint venture. In addition, the tax rate was impacted by net unfavorable items of $9 million, primarily related to recognition of outside tax basis for the Water Technologies business.
The overall effective tax rate of 3.0% for the nine months ended June 30, 2014 includes certain discrete items such as the current quarter discrete items discussed previously, as well as $80 million of discrete tax benefits recorded to the current period on pretax charges of $247 million related to pension charges, global restructuring program costs and impairments related to the investment in the ASK joint venture and certain IPR&D assets. In addition, the rate was impacted by net charges for discrete items of $2 million, which consisted of $15 million in a foreign income tax rate change and other divestiture-related deferred tax adjustments, partially offset by $11 million for the reversal of unrecognized tax benefits and by $2 million primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts.
Prior fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2013 was 24.9%. The overall effective tax rate was 27.6% for the three months ended June 30, 2013 and was impacted by discrete charges of $5 million, primarily related to ISP integration activities.
The overall effective tax rate of 20.1% for the nine months ended June 30, 2013 includes the discrete items in the prior year quarter discussed previously as well as two net discrete tax benefit adjustments of $6 million and $4 million, respectively, related to the reversal of an unrecognized tax benefit and a foreign income tax rate change. Additionally, the nine month period was impacted by a $36 million tax benefit related to the $106 million charge from interest rate swap terminations and accelerated debt issuance and other costs and a $6 million tax benefit for fiscal year 2012 research and development credits as a result of updated tax legislation.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES (continued)

These discrete tax benefits were partially offset by a discrete tax charge of $7 million, primarily related to a foreign tax audit.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2014.

(In millions)
Balance at October 1, 2013	$133
Increases related to positions taken on items from prior years	4
Decreases related to positions taken on items from prior years	(4)
Increases related to positions taken in the current year	15
Lapse of the statute of limitations	(10)
Balance at June 30, 2014	$138
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $5 million for continuing operations and $2 million for discontinued operations related primarily to statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.
As of June 30, 2014, Ashland had a deferred tax liability of $196 million for unremitted earnings that were determined not to be permanently reinvested and other outside basis differences in the stock of its foreign subsidiaries. In the quarter ending September 30, 2014, Ashland expects to complete an analysis on the impact of the proceeds from the divestiture of the Water Technologies business. This analysis will include the organizational structure following the divestiture and its forecasted sources and uses of cash in the United States and internationally on the historic assertion related to unremitted earnings and other outside basis differences. Upon completing this analysis, it is possible that Ashland could conclude that the deferred tax liability related to unremitted earnings and other outside basis differences is no longer required as of September 30, 2014 or at some point in the future.
NOTE J – EMPLOYEE BENEFIT PLANS
For the nine months ended June 30, 2014, Ashland contributed $19 million to its U.S. pension plans and $11 million to its non-U.S. pension plans.  Ashland expects to make additional contributions to the U.S. plans of approximately $3 million and to the non-U.S. plans of approximately $5 million during the remainder of 2014.
During the three and nine months ended June 30, 2014, Ashland settled two non-U.S. pension plans, which in accordance with U.S. GAAP requires the plans to be remeasured. These remeasurements resulted in Ashland recognizing settlement losses of $16 million and $38 million during the three and nine months ended June 30, 2014, respectively, and actuarial losses of $4 million and $17 million during the three and nine months ended June 30, 2014, respectively. Of these amounts, for the three and nine months ended June 30, 2014, $3 million and $6 million of the settlement losses, respectively, and $1 million and $3 million of the actuarial losses, respectively, were attributable to the Water Technologies business and therefore included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

Due to the global restructuring plan initiated during the March 2014 quarter, Ashland was required to remeasure certain pension and other postretirement plan obligations, which includes updating assumptions related to these plans such as the discount rate, asset values and demographic data that were last updated at Ashland’s fiscal year end. As a result of the remeasurements, Ashland recognized a curtailment loss of $6 million and actuarial loss of $83 million during the nine months ended June 30, 2014. In accordance with U.S. GAAP, $14 million of the actuarial loss was attributable to the Water Technologies business and included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2014.
For segment reporting purposes, service cost for continuing operations is proportionately allocated to each segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment. In accordance with U.S. GAAP, a portion of the other components of pension and other postretirement benefit costs (i.e. interest cost, expected return on assets, and amortization of prior service credit) related to Water Technologies has been reclassified from the Unallocated and other segment to the discontinued operations caption of the Statements of Consolidated Comprehensive Income. For the three months ended June 30, 2014 and 2013, income of $2 million and $3 million, respectively, and for the nine months ended June 30, 2014 and 2013, income of $6 million and $9 million, respectively, was classified within discontinued operations.
The following table details the components of pension and other postretirement benefit costs for both continuing and discontinued operations.

			Other postretirement
	Pension benefits		benefits
(In millions)	2014	2013	2014	2013
Three months ended June 30
Service cost	$9	$10	$—	$—
Interest cost	45	44	3	2
Expected return on plan assets	(58)	(60)	—	—
Amortization of prior service credit	(1)	(1)	(5)	(5)
Curtailment, settlement and other	17	—	(1)	—
Actuarial loss	3	—	1	—
	$15	$(7)	$(2)	$(3)

Nine months ended June 30
Service cost	$30	$32	$1	$2
Interest cost	144	132	7	5
Expected return on plan assets	(177)	(178)	—	—
Amortization of prior service credit	(2)	(1)	(16)	(16)
Curtailment, settlement and other	45	—	(1)	—
Actuarial loss	99	—	1	—
	$139	$(15)	$(8)	$(9)

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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2014	2013	2013	2012	2011
Open claims - beginning of period	65	66	66	72	83
New claims filed	2	2	2	2	2
Claims settled	(1)	(1)	(1)	(1)	(1)
Claims dismissed	(1)	(1)	(2)	(7)	(12)
Open claims - end of period	65	66	65	66	72
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2014 quarter, it was determined that the liability for asbestos claims should be increased by $4 million.  Total reserves for asbestos claims were $443 million at June 30, 2014 compared to $463 million at September 30, 2013.
A progression of activity in the asbestos reserve is presented in the following table.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Nine months ended
	June 30		Years ended September 30
(In millions)	2014	2013	2013	2012	2011
Asbestos reserve - beginning of period	$463	$522	$522	$543	$537
Reserve adjustment	4	(28)	(28)	11	41
Amounts paid	(24)	(25)	(31)	(32)	(35)
Asbestos reserve - end of period	$443	$469	$463	$522	$543
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
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 67% of the estimated receivables from insurance companies are expected to be due from domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of June 30, 2014.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this piece of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.
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
At June 30, 2014, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $408 million, of which $102 million relates to costs previously paid.  Receivables from insurers amounted to $408 million at September 30, 2013.  During the June 2014 quarter, the annual update of the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was completed.  This model update resulted in a $7 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Ashland insurance receivable is presented in the following table.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Nine months ended
	June 30		Years ended September 30
(In millions)	2014	2013	2013	2012	2011
Insurance receivable - beginning of period	$408	$423	$423	$431	$421
Receivable adjustment	7	(3)	(3)	19	42
Amounts collected	(7)	(11)	(12)	(27)	(32)
Insurance receivable - end of period	$408	$409	$408	$423	$431
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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2014	2013	2013	2012	2011
Open claims - beginning of period	21	21	21	21	20
New claims filed	1	1	1	1	2
Claims dismissed	(1)	(1)	(1)	(1)	(1)
Open claims - end of period	21	21	21	21	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2014 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $10 million.  Total reserves for asbestos claims were $333 million at June 30, 2014 compared to $342 million at September 30, 2013.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2014	2013	2013	2012	2011
Asbestos reserve - beginning of period	$342	$320	$320	$311	$375
Reserve adjustment	10	46	46	30	(48)
Amounts paid	(19)	(19)	(24)	(21)	(16)
Asbestos reserve - end of period	$333	$347	$342	$320	$311
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursements pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of June 30, 2014.
As of June 30, 2014 and September 30, 2013, the receivables from insurers amounted to $77 million and $75 million, respectively. During the June 2014 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update caused a $3 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2014	2013	2013	2012	2011
Insurance receivable - beginning of period	$75	$56	$56	$48	$68
Receivable adjustment	3	19	19	9	(20)
Amounts collected	(1)	—	—	(1)	—
Insurance receivable - end of period	$77	$75	$75	$56	$48
Asbestos liability projection
Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $870 million for the Ashland asbestos-related litigation and approximately $670 million for the Hercules asbestos-related litigation (or approximately $1.5 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2014, such locations included 80 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 139 current and former

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC (MAP) in 2005) and about 1,225 service station properties, of which 79 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $206 million at June 30, 2014 compared to $211 million at September 30, 2013, of which $165 million at June 30, 2014 and $171 million at September 30, 2013 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the nine months ended June 30, 2014 and 2013.

	Nine months ended
	June 30
(In millions)	2014	2013
Reserve - beginning of period	$211	$228
Disbursements, net of cost recoveries	(29)	(35)
Revised obligation estimates and accretion	24	27
Foreign currency translation	—	1
Reserve - end of period	$206	$221
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At June 30, 2014 and September 30, 2013, Ashland’s recorded receivable for these probable insurance recoveries was $24 million and $26 million, respectively.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three and nine months ended June 30, 2014 and 2013.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2014	2013	2014	2013
Environmental expense	$13	$20	$22	$25
Accretion	—	—	2	2
Legal expense	2	—	4	1
Total expense	15	20	28	28

Insurance receivable	(1)	(3)	(3)	(4)
Total expense, net of receivable activity (a)	$14	$17	$25	$24

(a)
Net expense of $1 million and $3 million for the three months ended June 30, 2014 and 2013, respectively, and $2 million and $5 million for the nine months ended June 30, 2014 and 2013, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland.  These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $445 million.  No individual remediation location is significant, as the largest reserve for any site is 12% or less of the remediation reserve.
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
Settled claim
During the June 2013 quarter, Ashland settled and collected a claim related to sales commissions and receivables within the Specialty Ingredients reportable segment. To recognize the settlement, Ashland recorded $13 million of income within the equity and other income caption on the Statements of Consolidated Comprehensive Income during the three and nine months ended June 30, 2013.
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2014 and September 30, 2013.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2014.
NOTE L – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock options, SARs and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.6 million at June 30, 2014 and 2013, respectively.  Earnings per share is reported under the treasury stock method.  While certain non-vested stock awards granted prior to January 2010 qualify as participating securities, the effect on earnings per share calculated under the two class method is not significant.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – EARNINGS PER SHARE (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2014	2013	2014	2013
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$71	$89	$98	$218
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	78	79	78	79
Share-based awards convertible to common shares	1	1	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	79	80	79	80

EPS from continuing operations
Basic	$0.91	$1.14	$1.26	$2.77
Diluted	0.90	1.12	1.24	2.72
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
Under the $1.35 billion common stock repurchase program, Ashland entered into a $125 million prepaid variable share repurchase agreement in May 2014. The agreement expired at the end of July 2014. Ashland is expected to receive approximately 760,000 shares and approximately $45 million in cash for the unused portion of the $125 million prepayment during August 2014. Ashland did not execute any other share repurchases during the three and nine months ended June 30, 2014.
In May 2013, the Board of Directors of Ashland authorized a $600 million common stock repurchase program. As part of the $600 million common stock repurchase program, Ashland announced and completed an accelerated share repurchase agreement (ASR Agreement) with Citibank, N.A. (Citibank) during the June 2013 quarter. Under the ASR Agreement, Ashland paid an initial purchase price of $150 million to Citibank and received an initial delivery of approximately 1.3 million shares of its common stock. The ASR Agreement had a variable maturity, at Citibank’s option, with a maximum pricing period termination date of August 21, 2013. In June 2013, Citibank exercised its early termination option under the ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $86.32 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were to be delivered by Citibank under the ASR Agreement was 1.7 million shares. Ashland received the additional 0.4 million shares from Citibank in June 2013 to settle the difference between the initial share delivery and the total number of shares repurchased.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCKHOLDERS' EQUITY ITEMS (continued)

Stockholder dividends
During the June 2014 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. The same amount was paid for quarterly dividends in March 2014 as well as December, September and June of 2013, and was an increase from the quarterly dividend of 22.5 cents per share paid during the first and second quarters of 2013.
Accumulated other comprehensive income
Components of other comprehensive income recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

	2014			2013
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$11	$—	$11	$(12)	$3	$(9)
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(6)	3	(3)	(6)	2	(4)
Total other comprehensive income (loss)	$5	$3	$8	$(18)	$5	$(13)

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$25	$—	$25	$(33)	$3	$(30)
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(18)	6	(12)	(17)	6	(11)
Net change in interest rate hedges:
Unrealized loss during period	—	—	—	(3)	—	(3)
Reclassification adjustment for losses
included in net income (b)	—	—	—	65	(24)	41
Total other comprehensive income (loss)	$7	$6	$13	$12	$(15)	$(3)

(a)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs for pension and other postretirement plans. Of the total amortization in each period, $2 million during the three months ended June 30, 2014 and 2013, and $5 million and $4 million during the nine months ended June 30, 2014 and 2013, respectively, was included in the cost of sales caption of the Statements of Consolidated Comprehensive Income, and $3 million during the three months ended June 30, 2014 and 2013, and $10 million during the nine months ended June 30, 2014 and 2013, was included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Additionally, as as result of the expected sale of Water Technologies, the amortization of unrecognized prior service credits related to Water Technologies have been reflected as discontinued operations for the periods presented. As such, $1 million during the three months ended June 30, 2014 and 2013, and $3 million during the nine months ended June 30, 2014 and 2013, was included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income. See Note J for further information.

(b)	Losses from interest rate hedges are recorded in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income. See Note E for further information.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $9 million and $8 million for the three months ended June 30, 2014 and 2013, respectively, and $26 million and $25 million for the nine months ended June 30, 2014 and 2013, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted were 2,600 for the three months ended June 30, 2013, and were 0.4 million and 0.9 million for the nine months ended June 30, 2014 and 2013, respectively. No SARS were granted for the three months ended June 30, 2014. As of June 30, 2014, there was $18 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.6 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares.  Cash dividends are paid on nonvested stock awards granted prior to January 2010, while dividends on subsequent nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Since January 2010, these instruments have been designated as non-participating securities under U.S. GAAP.  Nonvested stock awards granted were 56,500 and 5,900 for the three months ended June 30, 2014 and 2013, respectively, and were 182,570 and 12,400 for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $14 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.2 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

or to receive any dividends thereon.  Performance shares granted for nine months ended June 30, 2014 and 2013 were 0.1 million. No performance shares/units were granted for the three months ended June 30, 2014 and 2013. As of June 30, 2014, there was $10 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 1.8 years.
NOTE O – REPORTABLE SEGMENT INFORMATION
Ashland determines its reportable segments based on the manner in which operations are managed internally for the products and services sold to customers and does not aggregate operating segments to arrive at these reportable segments. Ashland had recently been comprised of four reportable segments. Subsequent to the sale of Water Technologies, Ashland’s businesses are now managed along three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline.
Reportable segment business descriptions
Specialty Ingredients is a global leader of cellulose ethers and vinyl pyrrolidones. It offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Using natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, as well as acrylic and polyurethane-based adhesives, Specialty Ingredients offers comprehensive and innovative solutions for today’s demanding consumer and industrial applications. Key customers include: pharmaceutical companies; makers of personal care products, food and beverages; manufacturers of paint, coatings and construction materials; packaging and converting; and oilfield service companies.
Performance Materials comprises three divisions; Composites, Intermediates/Solvents, and Elastomers. Performance Materials is a leader in each of the markets it services. Performance Materials is the global leader in unsaturated polyester resins and vinyl ester resins and has leading positions in gelcoats, coatings, maleic anhydride, butanediol, tetrahyrofuran, n-methylpyrolidone, emulsion styrene butadiene rubber, and other intermediates, solvents, and elastomers. Key customers include: manufacturers of residential and commercial building products; infrastructure engineers; wind blade and pipe manufacturers; auto, truck and tire makers; boatbuilders; adhesives, engineered plastics, and electronic producers; and specialty chemical manufacturers. Performance Materials also provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture, which was sold on June 30, 2014. See Note B for information on the divestiture of this investment.
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, automotive chemicals and car-care products. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 900 Valvoline Instant Oil Change™ centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; NextGen™ motor oil, created with 50-percent recycled, re-refined oil; SynPower™ synthetic motor oil; Eagle One™ and Car Brite™ automotive appearance products; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.
Unallocated and Other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses that are or will no longer be operated by Ashland, including the Water Technologies business.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – REPORTABLE SEGMENT INFORMATION (continued)

Business realignment
As discussed above, subsequent to the sale of Water Technologies on July 31, 2014, Ashland now has three commercial units: Specialty Ingredients, Performance Materials and Valvoline (formerly Ashland Consumer Markets). As a result of the business realignment in the current quarter, Specialty Ingredients is organized into two divisions: Consumer Specialties and Industrial Specialties, with adhesives joining the Industrial Specialties division, moving over from Performance Materials. This will enable Ashland to provide higher levels of customization and service demanded by the adhesives market. Also as part of the realignment, Specialty Ingredients moved from a global to regional structure, providing increased customer focus for North America, Europe, Asia and Latin America.
Performance Materials is comprised of three divisions: 1) Intermediates/Solvents, which moved over from Specialty Ingredients and serves both Ashland’s internal butanediol needs as well as the merchant market; 2) Composites, which serves construction, transportation, marine and other markets; and 3) Elastomers, which primarily serves the North American replacement tire market.
Within Valvoline, the restructuring plan is focused on reducing costs and improving margins, with a goal of growing EBITDA margin.
As a result of the business realignment, Ashland performed an internal structural review and comprehensive assessment of its operating and reportable segments and concluded that its operating and reportable segments were Specialty Ingredients, Performance Materials, and Valvoline.
Reportable segment results
Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as the restructuring plans described in Note D, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
The following table presents various financial information for each reportable segment, under the new business alignment, for the three and nine months ended June 30, 2014 and 2013.  As part of this new realignment, historical financial results for both the Specialty Ingredients and Performance Materials reportable segments have been revised to account for this new alignment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – REPORTABLE SEGMENT INFORMATION (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2014	2013	2014	2013
SALES
Specialty Ingredients	$653	$673	$1,862	$1,893
Performance Materials	420	438	1,199	1,240
Valvoline	532	513	1,522	1,488
	$1,605	$1,624	$4,583	$4,621
OPERATING INCOME (LOSS)
Specialty Ingredients	$80	$87	$192	$223
Performance Materials	22	22	—	80
Valvoline	90	77	246	222
Unallocated and other (a)	(49)	(11)	(216)	(19)
	$143	$175	$222	$506

(a)
As a result of the sale of Water Technologies, Unallocated and other is impacted by certain items related to discontinued operations accounting. For the three months ended June 30, 2014 and 2013, Unallocated and other includes $9 million and $10 million of costs, respectively, and for the nine months ended June 30, 2014 and 2013, includes $28 million and $27 million of costs, respectively, previously charged to the Water Technologies business for primarily indirect corporate cost allocations that U.S. GAAP provisions require to be included within continuing operations. Additionally, a portion of the components of pension and other postretirement benefit costs other than service costs (i.e. interest cost, expected return on assets, and amortization of prior service credit) related to Water Technologies has been reclassified from the Unallocated and other segment to the discontinued operations caption of the Statements of Consolidated Comprehensive Income. Pension and other postretirement benefit income for the three months ended June 30, 2014 and 2013 of $2 million and $3 million, respectively, and for the nine months ended June 30, 2014 and 2013, of $6 million and $9 million, respectively, was classified within discontinued operations.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), the sale transactions involving Ashland Water Technologies and the ASK joint venture and the potential sale transaction involving the Elastomers division (including the possibility that Ashland may not realize the anticipated benefits from such transactions or potential transaction), Ashland’s global restructuring program (including the possibility that Ashland may not realize the anticipated revenue and earnings growth, cost reductions and other expected benefits from the program), Ashland’s ability to generate sufficient cash to finance its stock repurchase plans, severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in its most recent Form 10-K (including Item 1A Risk Factors) filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise.

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
Ashland’s sales generated outside of North America were 47% and 46% for the nine months ended June 30, 2014 and 2013, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2014	2013	2014	2013
North America (a)	53%	53%	53%	54%
Europe	25%	25%	25%	25%
Asia Pacific	15%	15%	15%	15%
Latin America & other	7%	7%	7%	6%
	100%	100%	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Reportable segments
Ashland’s reporting structure is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline (formerly Ashland Consumer Markets).  For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 46.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Reportable Segment	2014	2013	2014	2013
Specialty Ingredients	41%	41%	41%	41%
Performance Materials	26%	27%	26%	27%
Valvoline	33%	32%	33%	32%
	100%	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
During the nine months ended June 30, 2014, the following transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Divestitures
Water Technologies
On February 18, 2014, Ashland entered into a definitive agreement to sell its Water Technologies business to a fund managed by Clayton, Dubilier & Rice (CD&R) in a transaction valued at approximately $1.8 billion. Ashland completed the sale to CD&R on July 31, 2014. Ashland expects after-tax net proceeds from the sale to total approximately $1.4 billion, which primarily will be used to return capital to shareholders in the form of share repurchases. Water Technologies recorded sales of $1.7 billion during the most recently completed fiscal year ended September 30, 2013 and employs approximately 3,000 employees throughout the Americas, Europe and Asia Pacific.
Since this transaction signifies Ashland’s exit from the Water Technologies business, Ashland has classified Water Technologies’ results of operations and cash flows within the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows as discontinued operations for all periods presented. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Water Technologies reportable segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $9 million and $10 million during the three months ended June 30, 2014 and 2013, respectively, and $28 million and $27 million during the nine months ended June 30, 2014 and 2013, respectively. Ashland is continuing to implement plans to eliminate these costs as part of the global restructuring program.
Ashland will retain and has agreed to indemnify CD&R for certain liabilities of the Water Technologies business arising prior to the closing of the sale, including certain pension and postretirement liabilities, environmental remediation liabilities and certain legacy liabilities relating to businesses disposed or discontinued by the Water Technologies business. Costs directly related to these retained liabilities have been included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during the three and nine months ended June 30, 2014 and 2013, respectively.
Ashland will provide certain transition services to CD&R for a fee. While the transition services vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed. See Note C of Notes to Condensed Consolidated Financial Statements for further information on the results of operations of Water Technologies for all periods presented.
Casting Solutions joint venture
During 2014, Ashland, in conjunction with its partner, initiated a process to sell the ASK Chemicals GmbH (ASK) joint venture, in which Ashland has 50% ownership. As part of the sale process, Ashland determined during March 2014 that the fair value of its investment in the ASK joint venture was less than the carrying value and that an other than temporary impairment had occurred. As a result, Ashland recognized impairment charges of $4 million, which offset equity income during the quarter, and $50 million related to its investment in the ASK joint venture during the three and nine months ended June 30, 2014, respectively. These charges were recognized within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.
In April 2014, Ashland and its partner announced that they had entered into a definitive agreement to sell the ASK joint venture to investment funds affiliated with Rhône Capital, LLC (Rhône), a London and New York-

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

based private equity investment firm. Total pre-tax proceeds to the sellers was $205 million, which included $176 million in cash and a $29 million note from Rhône. Ashland and its partner completed the sale to Rhône on June 30, 2014 and proceeds were split evenly between Ashland and its partner under the terms of the 50/50 joint venture.
Elastomers
During the September 2013 quarter, Ashland announced that a formal sale process was ongoing for the Elastomers division within Performance Materials. Ashland expects to complete certain sale activities and announce that it has entered into an agreement to sell the Elastomers division during calendar year 2014.
As part of the divestiture process, Ashland continues to monitor this division and related assets for potential impairment. As of June 30, 2014, no impairment related to the Elastomers division had been identified. Should indicators of impairment occur in future periods, Ashland will test for impairment in accordance with U.S. GAAP and record the applicable adjustments as required. The potential exists that an impairment or loss on this divestiture transaction could occur in future periods.
Global restructuring
Ashland is currently in the process of a significant restructuring of its businesses. The global restructuring program is expected to improve operational performance while recognizing significant annualized cost savings. To date, Ashland has identified approximately $200 million in annualized cost savings opportunities. Among the actions taken to date:

•	More than half of the previously announced 800 job eliminations have been completed.

•	Ashland is finalizing plans to substantially reduce selected external support services and to move a significant number of jobs to existing, lower-cost regional centers of excellence.

•	Ashland’s previously centralized supply chain organization has been integrated into the commercial units, optimizing the level of support needed to serve the varying needs of customers and markets.

•	Regional business teams in Europe, Asia, and Latin America have been realigned to provide better service and value to customers.
During the December 2013 quarter, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland announced a voluntary severance offer (VSO) in January 2014 to certain U.S. employees. Approximately 400 employees were formally approved for the VSO. All payments related to the VSO are expected to be paid out from May through December 31, 2014. During the March 2014 quarter, an involuntary program for employees was also initiated as part of the global restructuring program and continued into the June 2014 quarter. The VSO and involuntary programs resulted in expense of $16 million and $91 million being recognized during the three and nine months ended June 30, 2014, respectively. Of these amounts, $13 million was recorded within the cost of sales caption for the nine months ended June 30, 2014, and $16 million and $78 million during the three and nine months ended June 30, 2014, respectively, were recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. In addition, the employee reductions resulted in a pension curtailment of $6 million being recorded during the current period. See Note J of Notes to Condensed Consolidated Financial Statements for further information. As of June 30, 2014, the remaining restructuring reserve for this global restructuring program was $68 million.
Business realignment
Subsequent to the sale of Water Technologies on July 31, 2014, Ashland now has three commercial units: Specialty Ingredients, Performance Materials and Valvoline (formerly Ashland Consumer Markets). As a result of the business realignment in the current quarter, Specialty Ingredients is organized into two divisions:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Consumer Specialties and Industrial Specialties, with adhesives joining the Industrial Specialties division, moving over from Performance Materials. This will enable Ashland to provide higher levels of customization and service demanded by the adhesives market. Also as part of the realignment, Specialty Ingredients moved from a global to regional structure, providing increased customer focus for North America, Europe, Asia and Latin America.
Performance Materials is comprised of three divisions: 1) Intermediates/Solvents, which moved over from Specialty Ingredients and serves both Ashland’s internal butanediol needs as well as the merchant market; 2) Composites, which serves construction, transportation, marine and other markets; and 3) Elastomers, which primarily serves the North American replacement tire market.
Within Valvoline, the restructuring plan is focused on reducing costs and improving margins, with a goal of growing EBITDA margin.
In conjunction with the realignment of the reporting units and in accordance with U.S. GAAP, Ashland performed an assessment to determine if an indicator of an impairment existed. Upon completion of this assessment during the current quarter, Ashland concluded that no indication of an impairment existed as of April 1, 2014.
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
Under the $1.35 billion common stock repurchase program, Ashland entered into a $125 million prepaid variable share repurchase agreement in May 2014. The agreement expired at the end of July 2014. Ashland is expected to receive approximately 760,000 shares and approximately $45 million in cash for the unused portion of the $125 million prepayment during August 2014. Ashland did not execute any other share repurchases during the three and nine months ended June 30, 2014.
Stockholder dividends
During the June 2014 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. The same amount was paid for quarterly dividends in March 2014 as well as December, September and June of 2013, and was an increase from the quarterly dividend of 22.5 cents per share paid during the first and second quarters of 2013.
RESULTS OF OPERATIONS – CONSOLIDATED REVIEW
Use of non-GAAP measures
Ashland has included within this document certain non-GAAP measures which include EBITDA (net income, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for discontinued operations, other income and (expense) and key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable) and Adjusted EBITDA margin (Adjusted EBITDA, which can include pro forma adjustments, divided by sales).  Such measurements are not prepared in accordance with U.S. GAAP and as related to pro forma adjustments, contain Ashland’s best estimates of cost allocations and shared resource costs.  Management believes the use of non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods.  The non-GAAP

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

information provided is used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies.  EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and reportable segment basis.  Adjusted EBITDA generally includes adjustments for unusual, non-operational or restructuring-related activities.  In addition, certain financial covenants related to Ashland’s senior credit facility are based on similar non-GAAP measures and are defined further in the sections that reference this metric.
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
Consolidated review
Net income
Current Quarter - Ashland’s net income amounted to $99 million for the three months ended June 30, 2014 and $124 million for the three months ended June 30, 2013, or $1.25 and $1.55 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $71 million and $89 million for the three months ended June 30, 2014 and 2013, respectively, or $0.90 and $1.12 diluted earnings per share, respectively.  Operating income was $143 million for the three months ended June 30, 2014 and $175 million for the three months ended June 30, 2013.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $41 million and $51 million for the three months ended June 30, 2014 and 2013, respectively.  For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The effective income tax rates of 28.3% and 27.6% for the three months ended June 30, 2014 and 2013, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in income of $28 million and $35 million for the three months ended June 30, 2014 and 2013, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Year-to-Date - Ashland’s net income amounted to $165 million and $278 million for the nine months ended June 30, 2014 and 2013, respectively, or $2.09 and $3.47 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $98 million and $218 million for the nine months ended June 30, 2014 and 2013, respectively, or $1.24 and $2.72 diluted earnings per share, respectively.  Operating income was $222 million and $506 million for the nine months ended June 30, 2014 and 2013, respectively.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $124 million and $239 million for the nine months ended June 30, 2014 and 2013, respectively.  For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
The effective income tax rates of 3.0% and 20.1% for the nine months ended June 30, 2014 and 2013, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in income of $67 million and $60 million for the nine months ended June 30, 2014 and 2013, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Current Quarter - Operating income amounted to $143 million and $175 million for the three months ended June 30, 2014 and 2013, respectively. The current quarter was impacted by the $16 million of key items related to the pension and other postretirement plan remeasurement net losses discussed in Note J of the Notes to Condensed Consolidated Financial Statements. Additionally, the current quarter included $31 million of global restructuring program costs (including $9 million of accelerated depreciation), a $4 million impairment charge related to the ASK joint venture equity investment, a $5 million charge related to a foreign tax indemnification receivable adjustment, and a $13 million environmental reserve charge related to previously divested businesses. The prior year quarter was impacted by certain key items, including a $13 million gain resulting from Ashland’s settlement of a claim, as well as a $16 million environmental reserve charge related to previously divested businesses and $7 million of restructuring and other integration costs.
Operating income for the three months ended June 30, 2014 and 2013 included depreciation and amortization of $89 million (which excludes the accelerated depreciation of $9 million for the three months ended June 30, 2014 related to restructuring). EBITDA totaled $257 million and $298 million for the three months ended

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

June 30, 2014 and 2013, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	Three months ended
	June 30
(In millions)	2014	2013
Net income	$99	$124
Income tax expense	28	34
Net interest and other financing expense	41	51
Depreciation and amortization (a)	89	89
EBITDA	257	298
Income from discontinued operations (net of tax)	(28)	(35)
Settled claim	—	(13)
Losses on pension and other postretirement plan remeasurement	16	—
Restructuring	22	7
Foreign tax indemnification receivable adjustment	5	—
Impairment of ASK joint venture	4	—
Environmental reserve adjustments	13	16
Accelerated depreciation	9	—
Adjusted EBITDA	$298	$273

(a)    Excludes $9 million of accelerated depreciation related to restructuring for the three months ended June 30, 2014.
Year-to-Date - Operating income amounted to $222 million and $506 million for the nine months ended June 30, 2014 and 2013, respectively. The current period was impacted by the $121 million of key items related to the pension and other postretirement plan remeasurement net losses. The current period also included $118 million of global restructuring program costs (including $16 million of accelerated depreciation), a $50 million impairment charge related to the ASK joint venture equity investment, a $5 million foreign tax indemnification receivable adjustment, a $13 million net environmental charge related to previously divested businesses, and a $9 million impairment charge related to certain IPR&D assets. The prior year period included $21 million of restructuring and integration costs (including $2 million of accelerated depreciation), a $13 million gain resulting from Ashland's settlement of a claim, a $31 million loss on straight guar, a $22 million gain resulting from Ashland’s settlement of an insurance claim and a $16 million net environmental charge related to previously divested businesses. The prior year period also included a $4 million impairment charge related to certain IPR&D assets.
Operating income for the nine months ended June 30, 2014 and 2013 each included depreciation and amortization of $265 million (which excluded accelerated depreciation of $16 million and $2 million for the nine months ended June 30, 2014 and 2013, respectively). EBITDA totaled $557 million and $837 million for the nine months ended June 30, 2014 and 2013, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended
	June 30
(In millions)	2014	2013
Net income	$165	$278
Income tax expense	3	55
Net interest and other financing expense	124	239
Depreciation and amortization (a)	265	265
EBITDA	557	837
Income from discontinued operations (net of tax)	(67)	(60)
Settled claim	—	(13)
Insurance settlement	—	(22)
Impairment of IPR&D assets	9	4
Foreign tax assessment	—	2
Foreign tax indemnification receivable adjustment	5	—
Losses on pension and other postretirement plan remeasurement	121	—
Restructuring and other integration costs	102	19
Impairment of ASK joint venture	50	—
Environmental reserve adjustments	13	16
Accelerated depreciation	16	2
Adjusted EBITDA	$806	$785

(a)Excludes $16 million and $2 million of accelerated depreciation for the nine months ended June 30, 2014 and 2013, respectively.

Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three and nine months ended June 30, 2014 and 2013.

	Three months ended June 30			Nine months ended June 30
(In millions)	2014	2013	Change	2014	2013	Change
Sales	$1,605	$1,624	$(19)	$4,583	$4,621	$(38)
Current Quarter - Sales for the current quarter decreased $19 million compared to the prior year quarter. The decrease is primarily a result of pricing declines which decreased sales by $15 million, or 1%.  Volume and change in product mix combined to decrease sales by $8 million, or 1%. These decreases were partially offset by favorable foreign currency exchange, which increased sales by $4 million.
Year-to-Date - Sales for the current period decreased $38 million compared to the prior year period. The decrease is primarily the result of pricing declines which decreased sales by $93 million, or 2%. Improved volume and change in product mix combined to increase sales by $51 million, or 1%. In addition, favorable foreign currency exchange increased sales by $4 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2014	2013	Change	2014	2013	Change
Cost of sales	$1,161	$1,192	$(31)	$3,377	$3,368	$9
Gross profit as a percent of sales	27.7%	26.6%		26.3%	27.1%
Current Quarter - Cost of sales for the current quarter decreased $31 million compared to the prior year quarter due to lower raw material prices which decreased cost of sales by $17 million, or 1%. Volume and changes in product mix combined to decrease cost of sales by $10 million, or 1%, while unfavorable foreign currency

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

exchange increased cost of sales by $2 million. The prior year quarter included a $17 million lower of cost or market charge for the Elastomers division within the Performance Materials reportable segment. The current quarter also includes $2 million of key items related to the pension and other postretirement plan remeasurement net losses and $9 million of accelerated depreciation associated with plant closures.
Year-to-Date - Cost of sales for the current period increased $9 million compared to the prior year period. Lower raw material costs decreased cost of sales by $85 million, or 3%. This decrease was partially offset by higher volume and mix which combined increased cost of sales by $48 million, or 1%, and unfavorable foreign currency exchange of $1 million.  Cost of sales for the current period included $40 million of key items related to the pension and other postretirement plan remeasurement net losses and $29 million of costs associated with plant closures, including $16 million of accelerated depreciation. The prior period included a $31 million loss on straight guar within the energy market of the Specialty Ingredients reportable segment, a $22 million gain resulting from Ashland’s settlement of an insurance claim, a $17 million lower of cost or market charge and accelerated depreciation of $2 million related to plant closure costs related to the Performance Materials reportable segment. The remaining increase is primarily due to a decline in the recurring pension and other postretirement plans income of $4 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2014	2013	Change	2014	2013	Change
Selling, general and administrative
expense	$286	$257	$29	$891	$723	$168
As a percent of sales	17.8%	15.8%		19.4%	15.6%
Current Quarter - Selling, general and administrative expenses for the current quarter increased $29 million compared to the prior year quarter, and expenses as a percent of sales increased 2.0 percentage points. The current and prior year quarter included expense of $22 million and $7 million, respectively, for severance, restructuring and integration charges, as well as expense of $13 million and $16 million, respectively, for environmental reserve adjustments. In addition, expenses for the current quarter included $14 million of key items related to the pension and other postretirement plan remeasurement net losses and $5 million related to a foreign tax indemnification receivable adjustment associated with ISP.
Year-to-Date - Selling, general and administrative expenses for the current period increased $168 million compared to the prior year period, and expenses as a percent of sales increased 3.8 percentage points. The current and prior year period included expense of $89 million and $19 million, respectively, for severance, restructuring and integration charges, as well as expense of $22 million and $20 million, respectively, for environmental reserve adjustments. In addition, expenses for the current period included $81 million of key items related to the pension and other postretirement plan remeasurement net losses and $5 million related to a foreign tax indemnification receivable adjustment associated with ISP. The remaining increase is primarily due to a decline in the recurring pension and other postretirement plans income of $7 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2014	2013	Change	2014	2013	Change
Research and development expense	$23	$26	$(3)	$87	$79	$8
Current Quarter - Research and development expense decreased $3 million compared to the prior year quarter primarily due to lower expense in the Specialty Ingredients and Valvoline reportable segments.
Year-to-Date - Research and development expense increased $8 million compared to the prior year period. The current and prior year periods included impairment charges of $9 million and $4 million, respectively, related to certain IPR&D assets associated with the acquisition of ISP. The remaining increase is primarily due to higher expense in the Specialty Ingredients reportable segment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30			Nine months ended June 30
(In millions)	2014	2013	Change	2014	2013	Change
Equity and other income (loss)
Equity income (loss)	$4	$7	$(3)	$(28)	$21	$(49)
Other income	4	19	(15)	22	34	(12)
	$8	$26	$(18)	$(6)	$55	$(61)
Current Quarter - The decrease in equity and other income in the current year quarter compared to the prior year quarter is primarily due to a $4 million impairment charge within the ASK joint venture equity investment as a result of the sale of the joint venture. The decrease of $15 million in other income is primarily due to income of $13 million from Ashland's settlement of a claim related to sales commissions and receivables within the Specialty Ingredients reportable segment in the prior year quarter.
Year-to-Date - The decrease in equity income (loss) in the current year period compared to the prior year period is primarily due to a $50 million impairment charge during the current period within the ASK joint venture equity investment. The decrease in other income during the current period is primarily due to income of $13 million from Ashland's settlement of a claim related to sales commissions and receivables within the Specialty Ingredients reportable segment in the prior year period. This was partially offset by income of $6 million in the current year period from a favorable arbitration ruling on a commercial contract within the Valvoline reportable segment. The remaining decrease is primarily related to the Specialty Ingredients and Performance Materials reportable segments.

	Three months ended June 30			Nine months ended June 30
(In millions)	2014	2013	Change	2014	2013	Change
Net interest and other financing
expense (income)
Interest expense	$41	$46	$(5)	$123	$231	$(108)
Interest income	(2)	(1)	(1)	(5)	(2)	(3)
Other financing costs	2	6	(4)	6	10	(4)
	$41	$51	$(10)	$124	$239	$(115)
Current Quarter - The decrease in interest expense and other financing costs of $10 million in the current quarter compared to the prior year quarter was primarily the result of a $3 million charge for debt issuance costs and the original issue discount, as well as a $4 million charge related to an early redemption premium payment, both resulting from Ashland’s repayment of the remaining 9.125% senior notes during the prior year quarter. The remaining decline of $3 million is primarily due to lower debt carried during the current quarter as overall debt was reduced by approximately $107 million at June 30, 2014 compared to the same date in the prior year.
Year-to-Date - The decrease in interest expense and other financing costs of $115 million in the current period compared to the prior year period was primarily due to a $47 million charge in the prior year period for the accelerated amortization of debt issuance and other costs resulting from the repayment of the previous senior secured credit facility, as well as a $52 million charge resulting from the termination of the interest rate swap agreements associated with the previous senior secured credit agreement. The prior year period also included a $3 million charge for debt issuance costs and the original issue discount, as well as a $4 million charge related to an early redemption premium payment, both resulting from Ashland’s repayment of the remaining 9.125% senior notes during the prior period. Excluding these charges from the prior year period, the remaining decrease was due to lower debt carried during the current period as overall debt was reduced by $107 million at June 30, 2014 compared to the same date in the prior year.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30			Nine months ended June 30
(In millions)	2014	2013	Change	2014	2013	Change
Net gain (loss) on divestitures
MAP Transaction adjustments	$(3)	$(1)	$(2)	$3	$6	$(3)
	$(3)	$(1)	$(2)	$3	$6	$(3)
Current Quarter - The current and prior quarter loss on divestitures relates to subsequent adjustments related to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction). These losses resulted from subsequent tax adjustments related to the MAP transaction for certain state tax attributes.
Year-to-Date - Both periods represent subsequent adjustments related to the MAP Transaction, specifically the current period gain resulted primarily from the receipt a tax credit reimbursement and the prior year period gain is the result of subsequent tax adjustments for certain state tax attributes.

	Three months ended June 30			Nine months ended June 30
(In millions)	2014	2013	Change	2014	2013	Change
Income tax expense	$28	$34	$(6)	$3	$55	$(52)
Effective tax rate	28.3%	27.6%		3.0%	20.1%
Current Quarter - The overall effective tax rate was 28.3% for the three months ended June 30, 2014 and includes $18 million of discrete tax benefits on pretax charges of $69 million related to global restructuring program costs, pension charges, environmental accruals, a foreign tax indemnification receivable adjustment and impairment of the ASK joint venture. In addition, the tax rate was impacted by net unfavorable items of $9 million, primarily related to recognition of outside tax basis for the Ashland Water Technologies business. The overall effective tax rate was 27.6% for the three months ended June 30, 2013 and was impacted by discrete charges of $5 million, primarily related to ISP integration activities.
Year-to-Date - The overall effective tax rate of 3.0% for the nine months ended June 30, 2014 includes certain discrete items such as the current quarter discrete items discussed previously, as well as $80 million of discrete tax benefits recorded to the period on pretax charges of $247 million related to pension charges, global restructuring program costs and impairments related to the investment in the ASK joint venture and certain IPR&D assets. In addition, the rate was impacted by net charges for discrete items of $2 million, which consisted of $15 million in a foreign income tax rate change and other divestiture-related deferred tax adjustments, partially offset by $11 million for the reversal of unrecognized tax benefits and by $2 million primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts.
The overall effective tax rate of 20.1% for the nine months ended June 30, 2013 includes the discrete items in the prior year quarter discussed previously as well as two net discrete tax benefit adjustments of $6 million and $4 million, respectively, related to the reversal of an unrecognized tax benefit and a foreign income tax rate change. Additionally, the nine month period was impacted by a $36 million tax benefit related to the $106 million charge from interest rate swap terminations and accelerated debt issuance and other costs and a $6 million tax benefit for fiscal year 2012 research and development credits as a result of updated tax legislation. These discrete tax benefits were partially offset by a discrete tax charge of $7 million, primarily related to a foreign tax audit.
Ongoing Tax Analysis - As of June 30, 2014, Ashland had a deferred tax liability of $196 million for unremitted earnings that were determined not to be permanently reinvested and other outside basis differences in the stock of its foreign subsidiaries. In the quarter ending September 30, 2014, Ashland expects to complete an analysis on the impact of the proceeds from the divestiture of the Water Technologies business. This analysis will include the organizational structure following the divestiture and its forecasted sources and uses of cash in the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

United States and internationally on the historic assertion related to unremitted earnings and other outside basis differences. Upon completing this analysis, it is possible that Ashland could conclude that the deferred tax liability related to unremitted earnings and other outside basis differences is no longer required as of September 30, 2014 or at some point in the future.

	Three months ended June 30			Nine months ended June 30
(In millions)	2014	2013	Change	2014	2013	Change
Income (loss) from discontinued
operations (net of tax)
Water Technologies	$33	$28	$5	$74	$56	$18
Distribution	(2)	(2)	—	(3)	(3)	—
Asbestos-related litigation	(5)	4	(9)	(6)	3	(9)
APAC	—	5	(5)	—	4	(4)
Electronic Chemicals	2	—	2	2	—	2
	$28	$35	$(7)	$67	$60	$7

Current Quarter - As a result of the sale of Water Technologies and in accordance with the U.S. GAAP provisions, the operating results related to Water Technologies have been reflected as discontinued operations (net of tax) within the Statement of Consolidated Comprehensive Income for both the current and prior year quarters.
Water Technologies’ sales for the current and prior year quarter included in discontinued operations were $441 million and $435 million, respectively. On a comparable and adjusted basis, gross profit margin in the current year quarter was 34.6% compared to 33.9% in the prior year quarter. On this same basis, pre-tax operating income totaled $29 million during the current quarter, a $6 million increase over the prior year quarter. Additionally, the reported results included during the current quarter $4 million of pension plan remeasurement net losses, as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
In addition to Water Technologies, the current and prior year quarter also included after-tax net adjustments to the asbestos reserves and receivables of $5 million of expense and $4 million in income, respectively. The remaining adjustments in the current and prior year quarter relate to subsequent tax and environmental reserve adjustments for divested businesses.
Year-to-Date - The current and prior year period results each include the three quarters of Water Technologies operating results, as well as net adjustments to the asbestos reserve and receivables of $6 million in expense and $3 million of income, respectively.
Water Technologies’ sales for the current year and prior year period included in discontinued operations were $1,308 million and $1,281 million, respectively. On a comparable and adjusted basis, gross profit margin was 34.2% for the current year period compared to 33.5% in the prior year period. On this same basis, pre-tax operating income totaled $79 million during the current period, a $19 million increase over the prior year period.
The reported results for Water Technologies in the current period included $29 million from depreciation and amortization that was recorded before the announced definitive agreement signed in February 2014. Due to Water Technologies designation as held for sale within the Condensed Consolidated Balance Sheets, no future depreciation or amortization will be recorded. Additionally, the reported results included during the current period $23 million of pension plan remeasurement net losses, as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements. Also, the prior year period included an $11 million charge for restructuring.
In addition to Water Technologies and asbestos, the remaining adjustments within this caption in the current and prior year periods relate to subsequent tax and environmental reserve adjustments for divested businesses.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Subsequent to the sale of Water Technologies on July 31, 2014, Ashland now has three commercial units: Specialty Ingredients, Performance Materials and Valvoline (formerly Ashland Consumer Markets). As a result of the business realignment in the current quarter, Specialty Ingredients is organized into two divisions: Consumer Specialties and Industrial Specialties, with adhesives joining the Industrial Specialties division, moving over from Performance Materials. This will enable Ashland to provide higher levels of customization and service demanded by the adhesives market. Also as part of the realignment, Specialty Ingredients moved from a global to regional structure, providing increased customer focus for North America, Europe, Asia and Latin America.
Performance Materials is comprised of three divisions: 1) Intermediates/Solvents, which moved over from Specialty Ingredients and serves both Ashland’s internal butanediol needs as well as the merchant market; 2) Composites, which serves construction, transportation, marine and other markets; and 3) Elastomers, which primarily serves the North American replacement tire market.
As part of this new realignment, historical financial results for both the Specialty Ingredients and Performance Materials reportable segments have been revised to account for this new alignment.
Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring and integration activities, such as certain restructuring plans described in Note D of Notes to Condensed Consolidated Financial Statements, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates, such as environmental costs on legacy sites, as well as certain components of pension and other postretirement costs.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
The EBITDA and Adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows: EBITDA (operating income plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), and Adjusted EBITDA margin (Adjusted EBITDA, which may include pro forma adjustments, divided by sales or sales adjusted for pro forma results).  Ashland does not allocate items to each reportable segment below operating income, such as interest expense and income taxes.  As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable Statement of Consolidated Comprehensive Income caption.
The following table discloses sales, operating income and statistical operating information by reportable segment for the three and nine months ended June 30, 2014 and 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2014	2013	2014	2013
Sales
Specialty Ingredients	$653	$673	$1,862	$1,893
Performance Materials	420	438	1,199	1,240
Valvoline	532	513	1,522	1,488
	$1,605	$1,624	$4,583	$4,621
Operating income (loss)
Specialty Ingredients	$80	$87	$192	$223
Performance Materials	22	22	—	80
Valvoline	90	77	246	222
Unallocated and other	(49)	(11)	(216)	(19)
	$143	$175	$222	$506
Depreciation and amortization
Specialty Ingredients	$61	$61	$180	$181
Performance Materials	27	18	71	57
Valvoline	9	9	27	26
Unallocated and other	1	1	3	3
	$98	$89	$281	$267
Operating information
Specialty Ingredients
Sales per shipping day	$10.2	$10.5	$9.9	$10.0
Metric tons sold (thousands)	95.0	90.7	264.1	248.8
Gross profit as a percent of sales (a)	31.5%	30.2%	31.7%	31.0%
Performance Materials
Sales per shipping day	$6.6	$6.8	$6.3	$6.6
Metric tons sold (thousands)	154.7	155.4	446.0	443.0
Gross profit as a percent of sales (a)	14.9%	13.0%	13.0%	14.5%
Valvoline
Lubricant sales gallons	42.8	41.3	121.1	117.6
Premium lubricants (percent of U.S. branded volumes)	37.8%	33.6%	36.9%	33.5%
Gross profit as a percent of sales (a)	32.7%	32.4%	32.0%	31.5%

(a)Gross profit is defined as sales, less cost of sales divided by sales.

Specialty Ingredients
Specialty Ingredients is a global leader of cellulose ethers and vinyl pyrrolidones. It offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Using natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, as well as acrylic and polyurethane-based adhesives, Specialty Ingredients offers comprehensive and innovative solutions for today's demanding consumer and industrial applications. Key customers include: pharmaceutical companies; makers of personal care products, food and beverages; manufacturers of paint, coatings and construction materials; packaging and converting; and oilfield service companies.
June 2014 quarter compared to June 2013 quarter
Specialty Ingredients’ sales decreased to $653 million in the current quarter compared to $673 million in the prior year quarter. The decrease was primarily due to a $24 million decline in guar product sales. Excluding

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

the guar product effects, volume and mix combined to increase sales by $3 million. Lower pricing decreased sales $5 million, while foreign currency exchange increased sales by $6 million.
Gross profit during the current quarter increased $3 million compared to the prior year quarter as favorable cost of sales more than offset pricing declines in sales which resulted in a gross profit increase of $4 million. Volume and change in product mix combined to decrease gross profit by $4 million while foreign currency exchange increased gross profit by $3 million.  In total, gross profit margin during the current quarter increased 1.3 percentage points to 31.5% compared to the prior year quarter.
Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $3 million in the current quarter as compared to the prior year quarter, primarily due to decreases in salaries, benefits and incentive expenses from savings related to the global restructuring program, partially offset by a $1 million environmental charge. Equity and other income decreased $13 million in the current quarter, primarily due to income of $13 million recorded in the prior year quarter from Ashland's settlement of a claim.
Operating income totaled $80 million for the current quarter compared to $87 million in the prior year quarter.  EBITDA decreased $7 million to $141 million in the current quarter, while adjusted EBITDA increased $7 million to $142 million in the current quarter.  Adjusted EBITDA margin increased 1.6 percentage points in the current quarter to 21.7%.
Fiscal 2014 year-to-date compared to fiscal 2013 year-to-date
Specialty Ingredients’ sales decreased to $1,862 million in the current period compared to $1,893 million in the prior year period, primarily as a result of a $62 million decline in guar product sales. Excluding the effect of guar products, sales increased $31 million due to volume increases of $35 million as well as an increase in foreign currency exchange of $15 million. These increases were partially offset by a $19 million decline in pricing.
Gross profit during the current period increased $3 million compared to the prior year period. The prior year period included a $31 million loss on straight guar, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim. A pricing decline in sales was not fully offset by the decline in cost of sales, which resulted in a gross profit decline of $3 million. Product mix and higher volume combined to decrease gross profit by $9 million in the current period. Favorable foreign currency exchange increased gross profit by $6 million.  In total, gross profit margin during the current period increased 0.7 percentage points to 31.7% compared to the prior year period.
Selling, general and administrative expenses increased $16 million in the current period as compared to the prior year period, primarily due to increased research and development expenses of $7 million, corporate resources cost allocations of $9 million, and foreign currency exchange and other costs of $7 million. These increases were offset by $7 million of employee cost savings related to the global restructuring program. Equity and other income decreased $18 million in the current period, primarily due to income of $13 million recognized in the prior year period related to Ashland's settlement of a claim, as well as $4 million of a decrease in equity income and other items.
Operating income totaled $192 million for the current period compared to $223 million in the prior year period.  EBITDA decreased $32 million to $372 million in the current period, while adjusted EBITDA increased $9 million to $382 million in the current period.  Adjusted EBITDA margin increased 0.8 percentage points in the current period to 20.5%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three and nine months ended June 30, 2014 and 2013 below is provided as a means to enhance the understanding of financial measurements that Ashland

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The $9 million and $4 million adjustments in the current and prior year periods, respectively, relate to impairment charges related to certain IPR&D assets associated with the acquisition of ISP. The $1 million environmental charge in the current quarter relates to a site associated with the acquisition of ISP. The $13 million adjustment in the prior year quarter and period relates to Ashland's settlement of a claim. The $22 million adjustment in the prior year period relates to a gain resulting from Ashland’s settlement of an insurance claim.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2014	2013	2014	2013
Operating income	$80	$87	$192	$223
Depreciation and amortization	61	61	180	181
EBITDA	141	148	372	404
Settled claim	—	(13)	—	(13)
Environmental reserve adjustment	1	—	1	—
Insurance settlement	—	—	—	(22)
Impairment of IPR&D assets	—	—	9	4
Adjusted EBITDA	$142	$135	$382	$373
Performance Materials
Performance Materials comprises three divisions; Composites, Intermediates/Solvents, and Elastomers. Performance Materials is a leader in each of the markets it services. Performance Materials is the global leader in unsaturated polyester resins and vinyl ester resins and has leading positions in gelcoats, coatings, maleic anhydride, butanediol, tetrahyrofuran, n-methylpyrolidone, emulsion styrene butadiene rubber, and other intermediates, solvents, and elastomers. Key customers include: manufacturers of residential and commercial building products; infrastructure engineers; wind blade and pipe manufacturers; auto, truck and tire makers; boatbuilders; adhesives, engineered plastics, and electronic producers; and specialty chemical manufacturers. Performance Materials also provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture, which was sold on June 30, 2014. For additional information on this divestiture, see the “Key Developments” section of Management’s Discussion and Analysis herein.
June 2014 quarter compared to June 2013 quarter
Performance Materials’ sales decreased to $420 million in the current quarter compared to $438 million in the prior year quarter.  Lower product pricing decreased sales $8 million, or 2%, primarily from declines within the Intermediates/Solvents and Elastomers divisions. Volume decreased sales by $4 million, or 1%, as metric tons sold decreased to 154.7 thousand. Changes in product mix also decreased sales by $6 million.
Gross profit increased $6 million in the current quarter compared to the prior year quarter. While the current quarter includes $9 million of accelerated depreciation associated with plant closures, the prior year quarter included a $17 million inventory charge resulting from a lower of cost or market adjustment in the Elastomers division. Excluding these charges, pricing declines, partially offset by cost reductions, within the Intermediates/Solvents division combined to decrease gross profit by $1 million. Decreased volume also resulted in decreased gross profit of $1 million.  In total, gross profit margin increased 1.9 percentage points to 14.9%, as compared to the prior year quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expenses increased $1 million during the current quarter compared to the prior year quarter, primarily due to increases in incentive compensation.  Equity and other income decreased $5 million compared to the prior year quarter primarily due to a $4 million impairment charge related to the ASK joint venture equity investment.
Operating income totaled $22 million in the current and prior year quarters.  EBITDA was $40 million in the current and prior year quarters, while Adjusted EBITDA increased $13 million to $53 million in the current quarter. Adjusted EBITDA margin increased 3.5 percentage points in the current quarter to 12.6%.
Fiscal 2014 year-to-date compared to fiscal 2013 year-to-date
Performance Materials’ sales decreased to $1,199 million in the current period compared to $1,240 million in the prior year period.  Lower product pricing decreased sales $36 million, or 3%, and changes in product mix decreased sales $10 million, or 1%. Volume increased sales by $5 million, as metric tons sold increased to 446.0 thousand.
Gross profit decreased $25 million in the current period compared to the prior year period.  The current and prior year period includes $29 million and $2 million, respectively, of costs associated with plant closures. The prior year period also included a $17 million inventory charge resulting from a lower of cost or market adjustment in the Elastomers division. In addition, the current period also includes pricing declines primarily within the Intermediates/Solvents division, partially offset by increases within the Composites division, which decreased gross profit by $12 million. Changes in product mix and volume decreased gross profit by $3 million and $1 million, respectively, while favorable foreign currency exchange increased gross profit by $1 million. In total, gross profit margin decreased by 1.5 percentage points to 13.0% as compared to the prior year period.
Selling, general and administrative expenses increased $6 million during the current period compared to the prior year period, primarily due to increases in incentive compensation and corporate resource allocation costs each increasing expenses by $4 million, offset by decreases in salaries and benefits expense.  Equity and other income (loss) decreased $49 million in the current period compared to the prior year period. This decline was due to the $50 million impairment charge for the ASK joint venture equity investment in the current year period.
Operating income was zero in the current period compared to income of $80 million in the prior year period.  EBITDA decreased $80 million to $55 million in the current period, while Adjusted EBITDA decreased $3 million to $134 million in the current period. Adjusted EBITDA margin increased 0.2 percentage points in the current period to 11.2%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three and nine months ended June 30, 2014 and 2013 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The $4 million and $50 million impairment of the ASK joint venture equity investment is included in the current quarter and period adjustments, respectively. Plant closure costs, including severance of $13 million and accelerated depreciation and other costs of $16 million, represent current period adjustments, with $9 million of accelerated depreciation related to the current quarter. The prior year period also includes a $2 million adjustment for accelerated depreciation expense related to plant closing costs.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2014	2013	2014	2013
Operating income	$22	$22	$—	$80
Depreciation and amortization (a)	18	18	55	55
EBITDA	40	40	55	135
Impairment of ASK joint venture	4	—	50	—
Severance	—	—	13	—
Accelerated depreciation and other plant closure costs	9	—	16	2
Adjusted EBITDA	$53	$40	$134	$137

(a)
Excludes $9 million and $16 million of accelerated depreciation for the three and nine months ended June 30, 2014, respectively, and $2 million of accelerated depreciation for the nine months ended June 30, 2013.

Valvoline
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, automotive chemicals and car-care products. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 900 Valvoline Instant Oil Change™ centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; NextGen™ motor oil, created with 50-percent recycled, re-refined oil; SynPower™ synthetic motor oil; Eagle One™ and Car Brite™ automotive appearance products; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.
June 2014 quarter compared to June 2013 quarter
Valvoline’s sales increased 4% to $532 million in the current quarter compared to $513 million in the prior year quarter. Volume increased sales by $15 million, or 3%, as lubricant gallons sold increased to 42.8 million gallons during the current quarter. Changes in product mix and higher product pricing increased sales by $4 million and $2 million, respectively.  These increases were partially offset by an unfavorable foreign currency exchange of $2 million.
Gross profit increased $8 million during the current quarter compared to the prior year quarter. Changes in volume and product mix combined to increase gross profit by $8 million. In addition, higher product pricing increased gross profit by $1 million, while an unfavorable foreign currency exchange decreased gross profit by $1 million.  In total, gross profit margin increased 0.3 percentage points to 32.7%.
Selling, general and administrative expenses decreased $4 million during the current quarter as compared to the prior year quarter, primarily driven by decreases in advertising expense. Equity and other income increased by $1 million compared to the prior year quarter.
Operating income totaled $90 million in the current quarter as compared to $77 million in the prior year quarter.  EBITDA increased $13 million to $99 million in the current quarter, while EBITDA margin increased 1.8 percentage points to 18.6% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
Fiscal 2014 year-to-date compared to fiscal 2013 year-to-date
Valvoline’s sales increased 2% to $1,522 million in the current period compared to $1,488 million in the prior year period. Volume increased sales by $33 million, or 2%, as lubricant gallons sold increased to 121.1 million

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

gallons during the current period. Changes in product mix increased sales by $13 million while lower product pricing decreased sales by $1 million.   Unfavorable foreign currency exchange decreased sales by $11 million.
Gross profit increased $19 million during the current period compared to the prior year period. Changes in volume and product mix increased gross profit by $14 million, while raw material cost declines increased gross profit $8 million.  Unfavorable foreign currency exchange decreased gross profit by $3 million. In total, gross profit margin increased 0.5 percentage points to 32.0%, primarily due to an improvement in product mix.
Selling, general and administrative expenses increased $1 million during the current period as compared to the prior year period, primarily as a result of increases in employee expenses. Equity and other income increased $6 million during the current period, primarily due to a favorable arbitration ruling on a commercial contract in the current period.
Operating income totaled $246 million in the current period as compared to $222 million in the prior year period.  EBITDA increased $25 million to $273 million in the current period, while EBITDA margin increased 1.2 percentage points to 17.9% in the current period.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year periods.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2014 and 2013 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Valvoline.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year periods.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2014	2013	2014	2013
Operating income	$90	$77	$246	$222
Depreciation and amortization	9	9	27	26
EBITDA	$99	$86	$273	$248
Unallocated and other
June 2014 quarter compared to June 2013 quarter
Unallocated and other recorded expense of $49 million and $11 million for the three months ended June 30, 2014 and 2013, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to reportable segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to reportable segments.  As a result of the sale of Water Technologies and in accordance with U.S. GAAP, a portion of the pension and other postretirement net periodic costs and income previously reported in Unallocated and other, but attributable to Water Technologies' employees have been reclassified to discontinued operations within the Statements of Consolidated Comprehensive Income. The pension and other postretirement components remaining in Unallocated and other resulted in income during the current quarter and prior year quarter of $14 million and $17 million, respectively. The decrease in the current quarter compared to the prior year quarter is primarily a result of higher discount rates in the current period. The current quarter also included $16 million of key items related to pension and other postretirement plan remeasurement net losses as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Additionally, in accordance with U.S. GAAP reporting, certain indirect corporate costs are included within the Unallocated and other segment of continuing operations for costs that were previously allocated to the Water Technologies reportable segment but that do not qualify for discontinued operations accounting classification. These costs were $9 million and $10 million during the three months ended June 30, 2014 and 2013, respectively.
The remaining unallocated costs for 2014 included restructuring expense of $22 million, primarily related to severance and other costs associated with the global realignment, and expense of $12 million for environmental reserve adjustments. In the prior year quarter, unallocated costs also included expense of $7 million related to other integration activities and $16 million for environmental reserve adjustments in addition to the pension and other postretirement income and Water Technologies’ stranded costs.
Fiscal 2014 year-to-date compared to fiscal 2013 year-to-date
Unallocated and other recorded expense of $216 million and $19 million for the nine months ended June 30, 2014 and 2013, respectively.  Pension and other postretirement plans resulted in income, within continuing operations, during the current period and prior year period of $38 million and $49 million, respectively. Fluctuations in these amounts from period to period result primarily from changes in the discount rate. The current period also included $121 million of key items related to pension and other postretirement plan remeasurement net losses as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
In accordance with U.S. GAAP reporting, Unallocated and other included certain indirect resource costs of $28 million and $27 million in the current and prior year periods, respectively, previously allocated to Water Technologies that do not qualify for discontinued operations accounting classification. Remaining unallocated costs also include restructuring expense of $89 million, primarily related to severance and other costs associated with the global realignment, and expense of $21 million for environmental reserve adjustments. In the prior year period, unallocated costs also included expense of $19 million related to other ISP integration activities and $20 million in environmental reserve adjustments, in addition to the pension and other postretirement income and Water Technologies’ stranded costs.
The following table presents income and expense components for the three and nine months ended June 30, 2014 and 2013.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2014	2013	2014	2013
Losses on pension and other postretirement plan
remeasurement	$(16)	$—	$(121)	$—
Pension and other postretirement net periodic income
(excluding service cost)	14	17	38	49
Restructuring activities (includes severance, integration
and stranded divestiture costs)	(31)	(17)	(117)	(46)
Environmental expense for divested businesses	(12)	(16)	(21)	(20)
Other income (expense)	(4)	5	5	(2)
Total unallocated expense	$(49)	$(11)	$(216)	$(19)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL POSITION
Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2014 and 2013.  Ashland had $570 million in cash and cash equivalents as of June 30, 2014, of which $458 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes may need to be accrued and paid depending upon the source of the earnings remitted.  Certain amounts are intended to be permanently reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.  In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives, and the cost of remitting such foreign earnings.

	Nine months ended
	June 30
(In millions)	2014	2013
Cash provided (used) by:
Operating activities from continuing operations	$404	$397
Investing activities from continuing operations	(53)	(150)
Financing activities from continuing operations	(148)	(417)
Discontinued operations	21	22
Effect of currency exchange rate changes on cash and cash equivalents	—	2
Net increase (decrease) in cash and cash equivalents	$224	$(146)
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the nine months ended June 30, 2014 and 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended
	June 30
(In millions)	2014	2013
Cash flows provided (used) by operating activities from continuing operations
Net income	$165	$278
Income from discontinued operations (net of tax)	(67)	(60)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	281	267
Debt issuance cost amortization	11	62
Purchased in-process research and development impairment	9	4
Deferred income taxes	(20)	16
Equity income from affiliates	(22)	(21)
Distributions from equity affiliates	7	8
Gain from sale of property and equipment	(1)	(1)
Stock based compensation expense	26	24
Net gain on divestitures	(3)	(6)
Impairment of equity method investment	50	—
Losses on pension and other postretirement plan remeasurement	121	—
Change in operating assets and liabilities (a)	(153)	(174)
Total cash flows provided by operating activities from continuing operations	$404	$397

(a)Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash inflows of $404 million in the current period and $397 million in the prior year period.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization), losses on pension and other postretirement plan remeasurement, impairment of the ASK joint venture equity method investment, as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus within the company.
Working capital was an outflow of $75 million and inflow of $33 million during the current and prior year periods, respectively. The outflow for the current period primarily related to increased accounts receivable balances resulting from the timing of cash receipts and inventory balances resulting from increased volumes. Cash inflows during the prior period primarily related to decreased inventory levels since the end of the prior fiscal year. This prior period inflow was partially offset by increased accounts receivable balances resulting from the timing of cash receipts and reduced trade payables and accrued expense balances, primarily the result of incentive compensation payouts to employees from the prior year paid during the first quarter of 2013 and a $52 million payment resulting from the termination of interest rate swap agreements associated with the previous senior secured credit facility that was repaid during the March 2013 quarter.
Operating cash flows for the current period included income from continuing operations of $98 million and noncash adjustments of $281 million for depreciation and amortization, $11 million for debt issuance cost amortization, $50 million related to an impairment charge on Ashland’s investment in the ASK joint venture, and $121 million related to the losses on pension and other postretirement plan remeasurement. Operating cash flows for the prior year period included income from continuing operations of $218 million and noncash adjustments of $267 million for depreciation and amortization and $62 million for debt issuance cost amortization.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the nine months ended June 30, 2014 and 2013.

	Nine months ended
	June 30
(In millions)	2014	2013
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(152)	$(155)
Proceeds from disposal of property, plant and equipment	9	4
Purchase of operations - net of cash acquired	(2)	—
Proceeds from sale of operations or equity investments	92	1
Total cash flows used by investing activities from continuing operations	$(53)	$(150)
Cash used by investing activities was $53 million for the current period as compared to $150 million for the prior year period.  The significant cash investing activities for the current and prior year periods primarily related to cash outflows from property additions of $152 million and $155 million, respectively. In addition, proceeds from disposals of property, plant and equipment were $9 million and $4 million during the nine months ended June 30, 2014 and 2013, respectively. The current period also included proceeds related to the sale of the ASK equity method investment of $87 million and $5 million related to a tax receipt from a previously divested business.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the nine months ended June 30, 2014 and 2013.

	Nine months ended
	June 30
(In millions)	2014	2013
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	$—	$2,320
Repayment of long-term debt	(12)	(2,605)
Proceeds from short-term debt	58	112
Repurchase of common stock	(125)	(150)
Debt issuance costs	—	(38)
Cash dividends paid	(79)	(62)
Proceeds from exercise of stock options	1	1
Excess tax benefits related to share-based payments	9	5
Total cash flows used by financing activities from continuing operations	$(148)	$(417)
Cash used by financing activities was $148 million and $417 million for the current and prior year periods, respectively.  Significant cash financing activities for the current period included a $125 million prepayment for the repurchase of common stock associated with the May 2014 prepaid variable share repurchase agreement, cash dividends paid of $1.02 per share, for a total of $79 million, partially offset by cash inflows of $58 million for proceeds from short-term debt and $10 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
Significant cash financing activities for the prior year period included proceeds from the issuance of long-term debt of $2,320 million related to Ashland's issuance of senior unsecured notes, net repayments of long-term

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

debt of $2,605 million, primarily a result of Ashland's repayment of its term loan A and term loan B facilities, proceeds from short-term debt of $112 million and cash dividends paid of $0.79 per share for a total of $62 million. Financing activities for the prior year period also included $150 million in common stock repurchased, $38 million in cash paid for debt issuance costs, and cash inflows of $6 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
Cash provided (used by) discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for the nine months ended June 30, 2014 and 2013.

	Nine months ended
	June 30
(In millions)	2014	2013
Cash provided (used) by discontinued operations
Operating cash flows	$48	$53
Investing cash flows	(27)	(31)
Total cash flows provided by discontinued operations	$21	$22
The cash flows in the current and prior period related to the Water Technologies business were inflows of $66 million and $64 million, respectively. Cash flows for discontinued operations for each period also relate to other previously divested businesses, including net payments of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Nine months ended
	June 30
(In millions)	2014	2013
Cash flows provided by operating activities from continuing operations	$404	$397
Adjustments:
Additions to property, plant and equipment	(152)	(155)
Payment resulting from termination of interest rate swaps (a)	—	52
Free cash flows	$252	$294

(a)	Since payment was generated as a result of financing activity, this amount has been included within this calculation.
At June 30, 2014, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,461 million, compared to $1,158 million at September 30, 2013.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $24 million at June 30, 2014 and $21 million at September 30, 2013.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 100% and 84% of current liabilities at June 30, 2014 and September 30, 2013, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of June 30, 2014 and September 30, 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	June 30	September 30
(In millions)	2014	2013
Cash and cash equivalents	$570	$346

Unused borrowing capacity
Revolving credit facility	$1,127	$1,119
Accounts receivable securitization facility	$40	$80
Total borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2013 Senior Credit Facility) was $1,127 million, due to an outstanding balance of zero, and a reduction of $73 million for letters of credit outstanding at June 30, 2014.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facility, was $1,737 million at June 30, 2014, compared to $1,545 million at September 30, 2013.
Capital resources
Debt
The following summary reflects Ashland’s debt as of June 30, 2014 and September 30, 2013.

	June 30	September 30
(In millions)	2014	2013
Short-term debt	$365	$308
Long-term debt (including current portion)	2,950	2,959
Total debt	$3,315	$3,267
The current portion of long-term debt was $9 million at June 30, 2014 and $12 million at September 30, 2013.  Debt as a percent of capital employed was 42% at June 30, 2014 and September 30, 2013.  At June 30, 2014, Ashland’s total debt had an outstanding principal balance of $3,469 million and discounts of $154 million.  The scheduled aggregate maturities of debt by year are as follows:  $37 million remaining in 2014, $337 million in 2015, $600 million in 2016, none in 2017 and $700 million in 2018.
Debt covenant restrictions
The 2013 Senior Credit Facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, certain negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of June 30, 2014, Ashland is in compliance with all debt agreement covenant restrictions.
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
At June 30, 2014, Ashland’s calculation of the consolidated leverage ratio was 2.3, which is below the maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility of 3.25. At June 30, 2014, Ashland’s calculation of the consolidated interest coverage ratio was 7.8, which exceeds the minimum required ratio of 3.00. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated leverage ratio and a 0.6x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
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
Stockholders’ equity
Stockholders’ equity decreased $24 million since September 30, 2013 to $4,529 million at June 30, 2014.  This decrease was due to $125 million related to the prepaid variable share repurchase program, regular cash dividends of $79 million, and adjustments to pension and postretirement obligations of $12 million. These decreases were partially offset by net income during the period of $165 million, deferred translation gains of $25 million, and a $2 million increase in common shares issued under stock incentive and other plans.
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
Under the $1.35 billion common stock repurchase program, Ashland entered into a $125 million prepaid variable share repurchase agreement in May 2014. The agreement expired at the end of July 2014. Ashland is expected to receive approximately 760,000 shares and approximately $45 million in cash for the unused portion of the $125 million prepayment during August 2014. Ashland did not execute any other share repurchases during the three and nine months ended June 30, 2014.
In May 2013, the Board of Directors of Ashland authorized a $600 million common stock repurchase program. As part of the $600 million common stock repurchase program, Ashland announced and completed an accelerated share repurchase agreement (ASR Agreement) with Citibank, N.A. (Citibank) during the June 2013 quarter. Under the ASR Agreement, Ashland paid an initial purchase price of $150 million to Citibank

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

and received an initial delivery of approximately 1.3 million shares of its common stock. The ASR Agreement had a variable maturity, at Citibank’s option, with a maximum pricing period termination date of August 21, 2013. In June 2013, Citibank exercised its early termination option under the ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $86.32 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were to be delivered by Citibank under the ASR Agreement was 1.7 million shares. Ashland received the additional 0.4 million shares from Citibank in June 2013 to settle the difference between the initial share delivery and the total number of shares repurchased.
During the June 2014 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. The same amount was paid for quarterly dividends in March 2014 as well as December, September and June of 2013, and was an increase from the quarterly dividend of 22.5 cents per share paid during the first and second quarters of 2013.
Capital expenditures
Ashland is currently forecasting approximately $245 million of capital expenditures for 2014, excluding Water Technologies, funded primarily from operating cash flows.  Capital expenditures, excluding Water Technologies, were $152 million for the nine months ended June 30, 2014 and averaged $219 million during the last three fiscal years.
CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three and nine months ended June 30, 2014.
OUTLOOK
The current quarter results reflect improved operating performance and execution in key areas as each business met or exceeded Ashland’s profitability estimates. In addition, the reported financial results are beginning to reflect expense reductions from the global restructuring program that is targeting $200 million of cost savings. On a run-rate basis, Ashland expects to achieve more than half of these cost savings by the end of fiscal 2014, and substantially all of the savings by the end of the second quarter of fiscal 2015.
In the upcoming fiscal fourth quarter, Ashland expects sales for Specialty Ingredients to increase by approximately 7% to 8% compared to the prior-year quarter as product mix is expected to improve. This improvement, along with operating efficiencies and cost savings from the global restructuring program, should result in an approximate 225-basis-point improvement in EBITDA margin during the upcoming fiscal fourth quarter, when compared to the prior-year quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Performance Materials sales during the upcoming fiscal fourth quarter are expected to increase by approximately 4% compared to the prior-year quarter. However, due to a significant shutdown in a key manufacturing facility scheduled during the upcoming quarter, EBITDA margin is expected to decline to approximately 7%.
Ashland expects sales for Valvoline during the upcoming fiscal fourth quarter to increase approximately 3% from the comparable prior-year quarter as EBITDA margin is expected to remain consistent at approximately 16%.
With the completion of the Water Technologies sale on July 31, 2014, the net proceeds of approximately $1.4 billion will primarily be used to return capital to shareholders in the form of share repurchases through a previously announced $1.35 billion stock buyback program.  As part of this stock buyback program, Ashland has repurchased more than 760,000 shares for a total investment of approximately $80 million. In addition, Ashland will initiate a $750 million accelerated stock repurchase program. Ashland also will introduce a 10b5-1 program enabling it to repurchase an additional $250 million in shares. Both programs will be established in early August 2014 and are expected to be completed by June 2015. Ashland expects to complete the remainder of the authorization by the end of calendar 2015.
Ashland will continue to evaluate other uses of its cash, including potential investments in high-return capital projects, bolt-on acquisitions and targeted debt reductions as the company continues to attain its goal of creating the world's best specialty chemicals company.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at June 30, 2014 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting - During the three months ended June 30, 2014, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(1)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of June 30, 2014, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 80 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
(2)    Hattiesburg, Mississippi Resource Conservation and Recovery Act Matter – In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a storm water retention basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource Conservation and Recovery Act.  In May 2011, the USEPA issued an inspection report from a September 2010 inspection with allegations similar to those of the MDEQ and promulgated an information request.  Ashland has been working with the MDEQ and USEPA to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  The MDEQ proposed a settlement penalty in excess of $100,000.  While it is reasonable to believe that this matter will involve a penalty from the MDEQ and/or the USEPA exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
(3)    Jefferson Borough, Pennsylvania Matter – In May 2013, the Pennsylvania Department of Environmental Protection (PADEP) provided Hercules with notice of four alleged unauthorized releases of leachate and wastewater at the Resin Disposal Superfund Site to the ground, groundwater and a tributary. Although Ashland and the PADEP are currently working on the terms of settlement of this matter, it is reasonable to believe that this matter will involve a penalty from the PADEP exceeding $100,000. Ashland believes that its potential liability with respect to this matter should not be material to Ashland.
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
(5) Zwijndrecht Plant Matter – Since August 2012, Dutch environmental authorities have found several violations of a waste water discharge permit by Ashland Industries Nederland B.V. (Ashland Nederland), as owner of the manufacturing site at Zwijndrecht, The Netherlands. An administrative penalty of €50,000 and a sanction of €50,000 were paid in calendar year 2013 for violations of the law and permit from December 2011 through August 2012. In February 2014, the Dutch environmental authorities claimed payment of administrative fines totaling €250,000 in connection with additional violations of the waste water discharge permit. In June 2014, Ashland Nederland lost its appeal on this decision. In addition to the €250,000 fines, the Dutch authorities announced prosecution with regards to the violations of the same permit during the period of October 2012 through January 2014. The case is expected to be brought before the court in 2014. While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2014 and September 30, 2013.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2014.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and Ashland's subsequent Quarterly Reports on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 18, 2014, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program, which expires on December 31, 2015 (the Repurchase Program). A portion of that Repurchase Program was used to purchase up to $125 million of shares of common stock, a portion of which amount has been utilized through June 30, 2014, for the repurchase of an estimated 424,603 shares.
On May 28, 2014, Ashland entered into a prepaid variable share repurchase agreement with a financial institution pursuant to which it delivered $125 million to the financial institution. Under the agreement, shares of Ashland common stock were purchased by the financial institution during the period that began on May 29, 2014 and ended on July 30, 2014. The number of shares to be delivered to Ashland by the financial institution under the agreement was based upon a pre-determined formula, subject to modification or cancellation of the plan under certain circumstances. The prepaid amount has been reflected as additional paid in capital as of June 30, 2014. There was no effect on EPS for the three months ended June 30, 2014 as a result of entering into this agreement.
The following table summarizes information regarding purchases of Ashland Common Stock by or on behalf of Ashland during the third quarter of fiscal 2014.

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (3)
	(a)	(b)	(c)	(d)
April 1 - April 30	352	$96.77	0	$1,350,000,000
May 1 - May 31	43,687	$101.66	43,687	$1,345,558,716
June 1 - June 30	380,916	$104.63	380,916	$1,305,702,984
Total	424,955		424,603	$1,305,702,984

(1)A total of 352 shares constitute shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock. All other shares represent the estimated number of shares purchased each month under a prepaid variable share repurchase agreement entered into on May 28, 2014. Upon entering into the agreement with the financial institution, Ashland prepaid $125 million for the purchase of shares of its common stock. The possible dollar amount of shares purchased ranged from $75 million to $125 million and was determined based on the volume weighted average price over the life of the program. The number of shares purchased was determined by dividing that amount by the average daily volume weighted average share price less a fixed discount per share over a trading period that began on May 29, 2014 and ended on July 30, 2014. Shares purchased under the program will be delivered to Ashland in early August and retired by Ashland subsequent to their delivery. The financial institution will return the unused portion of the $125 million initial payment amount.

(2)For shares withheld from employees to cover withholding requirements, shares were purchased at market price. For the shares purchased under the prepaid variable share repurchase agreement, the average price paid per share is the volume weighted average price per share less the discount provided for in the prepaid variable share repurchase agreement.

(3) On February 18, 2014, Ashland announced that the Board of Directors authorized a $1.35 billion common stock repurchase program, which expires on December 31, 2015.

ITEM 6.  EXHIBITS

(a) Exhibits
10.1*
Fourth Amendment to Transfer and Administration Agreement, dated as of June 30, 2014, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors.

10.2*
First Amendment to Sale Agreement, dated as of June 30, 2014, among Ashland Inc., Hercules Incorporated, Ashland Specialty Ingredients G.P., ISP Technologies Inc., Ashland Elastomers LLC and CVG Capital III LLC.

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

*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2014 and June 30, 2013; (ii) Condensed Consolidated Balance Sheets at June 30, 2014 and September 30, 2013; (iii) Statements of Consolidated Stockholders’ Equity at June 30, 2014; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2014 and June 30, 2013; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
August 1, 2014	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*
Fourth Amendment to Transfer and Administration Agreement, dated as of June 30, 2014, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors.

10.2*
First Amendment to Sale Agreement, dated as of June 30, 2014, among Ashland Inc., Hercules Incorporated, Ashland Specialty Ingredients G.P., ISP Technologies Inc., Ashland Elastomers LLC and CVG Capital III LLC.

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