Form 10-K
period 2014-09-30
ASHLAND INC.
filed 2014-11-24
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes  ☐     No  ☑
At March 31, 2014, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,714,064,080.  In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
At October 31, 2014, there were 69,368,070 shares of Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of Registrant’s Proxy Statement (Proxy Statement) for its January 29, 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent described herein.

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
Ashland is a leading, global specialty chemical company that provides products, services and solutions that meet customers’ needs throughout a variety of industries in more than 100 countries.  Ashland’s chemistry is used in a wide variety of markets and applications, including architectural coatings, adhesives, automotive, construction, energy, food and beverage, personal care, and pharmaceutical.
Subsequent to the sale of Water Technologies on July 31, 2014, Ashland has three reportable segments: Specialty Ingredients, Performance Materials and Valvoline (formerly Ashland Consumer Markets). In addition to the sale of Water Technologies, Ashland realigned certain components remaining in its portfolio of businesses during the year ended September 30, 2014, including divesting its casting solutions joint venture. As a result of the business realignment, Specialty Ingredients has been organized into two divisions: Consumer Specialties and Industrial Specialties, with adhesives joining the Industrial Specialties division, moving over from Performance Materials. This will enable Ashland to provide higher levels of customization and service demanded by the adhesives market. Also as part of the realignment, Specialty Ingredients moved from a global to regional structure, providing increased customer focus for North America, Europe, Asia and Latin America. In addition, following the realignment, Performance Materials now has three divisions: 1) Composites, which serves construction, transportation, marine and other markets; 2) Intermediates and Solvents, which moved over from Specialty Ingredients and serves both Ashland’s internal butanediol needs as well as the merchant market; and 3) Elastomers, which primarily serves the North American replacement tire market. On October 9, 2014, Ashland entered into an agreement to sell the Elastomers business. The sale is expected to close by December 31, 2014 subject to certain regulatory approvals and closing conditions. The business realignment during 2014 did not affect Valvoline, as it has remained unchanged compared to prior year periods.
Financial information about Ashland’s three reportable segments for each of the fiscal years in the three-year period ended September 30, 2014 is set forth in Note Q of Notes to Consolidated Financial Statements in this annual report on Form 10-K, including sales, equity income, other income, operating income and assets. International data, such as sales to external customers, net assets and property, plant and equipment, are set forth in Note Q as well.
Specialty Ingredients is a global leader in cellulose ethers and vinyl pyrrolidones. The commercial unit offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Specialty Ingredients uses natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, as well as acrylic and polyurethane-based adhesives. The commercial unit includes two divisions--Consumer Specialties and Industrial Specialties--that offer comprehensive and innovative solutions for today’s demanding consumer and industrial applications. Key customers include pharmaceutical companies; makers of personal and home care products, food and beverages; manufacturers of paint, coatings and construction materials; packaging and converting markets; and oilfield service companies.
Performance Materials comprises three divisions; Composites, Intermediates and Solvents, and Elastomers. Performance Materials is a leader in each of the markets it serves. Performance Materials is the global leader in unsaturated polyester resins and vinyl ester resins and has leading positions in gelcoats, maleic anhydride, butanediol, tetrahydrofuran, n-methylpyrolidone, emulsion styrene butadiene rubber, and other intermediates and solvents. Key customers include: manufacturers of residential and commercial building products; infrastructure engineers; wind blade and pipe manufacturers; auto, truck and tire makers; boatbuilders; adhesives, engineered plastics, and electronic producers; and specialty chemical manufacturers. Performance Materials commercial unit also previously provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture, which was sold on June 30, 2014. See Note B for information on the divestiture of this investment and Note R regarding Ashland's agreement to sell the Elastomers division.
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, automotive chemicals and car-care products. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 920 Valvoline Instant Oil Change™ centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; NextGen™ motor oil, created with recycled, re-refined base oil; SynPower™ synthetic motor oil and Car Brite™ automotive appearance products; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.

At September 30, 2014, Ashland and its consolidated subsidiaries had approximately 11,000 employees (excluding contract employees).
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

CORPORATE DEVELOPMENTS
Ashland signed a definitive agreement on February 18, 2014 to sell the Water Technologies business to a fund managed by Clayton, Dubilier & Rice (CD&R). The sale was completed on July 31, 2014 in a transaction valued at approximately $1.8 billion. The total post-closing adjusted cash proceeds received by Ashland, during 2014 before taxes was $1.6 billion, which includes estimates for certain working capital and other post-closing adjustments, as defined in the definitive agreement. Ashland expects to receive an additional $48 million once a foreign entity completes certain regulatory closing requirements. Receipt of the additional cash proceeds and final settlement of working capital and other post-closing adjustments are expected to occur in fiscal 2015.
The proceeds from the sale will primarily be used to return capital to shareholders in the form of share repurchases. Ashland recognized a gain of $92 million after tax, which is included within the discontinued operations caption in the Statement of Consolidated Comprehensive Income for 2014.
During 2014, Ashland, in conjunction with its partner, initiated a process to sell the ASK Chemicals GmbH (ASK) joint venture, in which Ashland had 50% ownership. As part of the sale process, Ashland determined during March 2014 that the fair value of its investment in the ASK joint venture was less than the carrying value and that an other than temporary impairment had occurred. As a result, Ashland recognized certain charges during the fiscal year, which were included within the equity and other income caption of the Statements of Consolidated Comprehensive Income. In April 2014, Ashland and its partner announced that they had entered into a definitive agreement to sell the ASK joint venture to investment funds affiliated with Rhône Capital, LLC (Rhône), a London and New York-based private equity investment firm. Total pre-tax proceeds to the sellers was $205 million, which included $176 million in cash and a $29 million note from Rhône due in calendar year 2022. Ashland and its partner completed the sale to Rhône on June 30, 2014 and proceeds were split evenly between Ashland and its partner under the terms of the 50/50 joint venture. For additional information regarding the divestiture, see Note B of Notes to the Consolidated Financial Statements in this annual report on Form 10-K.
On October 9, 2014, Ashland entered into an agreement under which Lion Copolymer Holdings, LLC will purchase Ashland's Elastomers division based in Port Neches, Texas. The sale is expected to close by December 31, 2014 subject to certain customary regulatory approvals and standard closing conditions. For additional information regarding the divestiture, See Note R of Notes to the Consolidated Financial Statements in this annual report on Form 10-K.

ASHLAND SPECIALTY INGREDIENTS
Ashland Specialty Ingredients (Specialty Ingredients) offers industry-leading products, technologies and resources for solving formulation and product-performance challenges.  Using natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers, water-based, solvent-based and energy-curable coatings and adhesives and vinyl pyrrolidones, Specialty Ingredients offers comprehensive and innovative solutions for consumer and industrial applications.
Key customers include pharmaceutical companies; makers of personal and home care products, food and beverages; manufacturers of paint, coatings and construction materials; packaging and converting markets; and oilfield service companies. Certain customer relationships are significant, and the loss of any one of those customers could have a material adverse effect on the Specialty Ingredients reportable segment.

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
Specialty Ingredients is comprised of two divisions: Consumer Specialties and Industrial Specialties. These divisions are defined based on end use markets of our customers, but significant overlap of underlying product lines between the two divisions exists and many of the products are produced in shared manufacturing facilities, in order to better manage capacity and achieve desired returns.
Consumer Specialties – The Consumer Specialties division includes the Oral Care, Hair Care, Skin Care, Home Care and Pharmaceutical & Nutrition portfolios.

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

•
Nutrition – Specialty Ingredients’ nutrition portfolio provides functional benefits in areas such as thickening, texture control, thermal gelation, structure enhancement, water binding, clarification and stabilization. Its core products include cellulose gums and vinyl pyrrolidone polymers which are used in a wide range of offerings for bakery, beverage, dairy, desserts, meat products, pet food, prepared foods, sauces and savory products.

Industrial Specialties - The Industrial Specialties division includes Coatings, Construction, Energy, Adhesives and Performance Specialties.

•
Coatings - Coatings Specialties is a recognized leader in rheology solutions for waterborne architectural paint and coatings.  Products include hydroxyethylcellulose (HEC), which provides thickening and application properties for interior and exterior paints, and nonionic synthetic associative thickeners (NSATs), which are APEO-free liquid synthetics for high-performance paint and industrial coatings. The Coatings Specialties business complements its rheology offering with a broad portfolio of performance foam-control agents, surfactants and wetting agents, dispersants and pH neutralizers. In addition, the Coatings Specialties business offers a comprehensive line of biocides and preservatives for paint, coatings and wood care.

•
Construction - Construction Specialties is a major producer and supplier of cellulose ethers and companion products for the construction industry.  These products control properties such as water retention, open time, workability, adhesion, stabilization, pumping, sag resistance, rheology, strength, appearance and performance in dry-mortar formulations.

•
Energy - Energy Specialties is a leading global manufacturer of guar-, synthetic- and cellulosic-based products for drilling fluids, oil-well cement slurries, completion and workover fluids, fracturing fluids and production chemicals.  Specialty Ingredients offers the oil and gas industry solutions for drilling, stimulation, completion, cementing and production applications.

•
Adhesives - Adhesives Specialties manufactures and sells adhesive solutions to the packaging and converting, building and construction, and transportation markets and manufactures and markets specialty coatings and adhesive solutions for use across multiple industries. Key technologies and markets include: acrylic polymers for pressure-sensitive adhesives; urethane adhesive for flexible packaging applications; aqueous and radiation-curable adhesives and specialty coatings for printing and converting applications; emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives for commercial roofing applications; acrylic, polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, marine, recreational and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding. Adhesive Specialties adhesive products provide an array of functional properties including high-strength bonding, ease and speed of product assembly, heat and moisture resistance and design flexibility.

•
Performance - Performance Specialties provides products and services to over 30 industries.  Ashland offers a broad spectrum of organo- and water-soluble polymers that are derived from both natural and synthetic resources.  Product lines include derivatized cellulose polymers, synthetics, guar and guar derivatives that impart effective functionalities to serve a variety of industrial markets and specialized applications.   Many of the products within Performance Specialties function as performance additives that deliver high levels of end-user value in formulated products.  In other areas, such as plastics and textiles, Performance Specialties’ products function as a processing aid, improving the quality of end products and reducing manufacturing costs.

Specialty Ingredients’ cellulosics products were approximately 37% and 15% of Specialty Ingredients’ sales and Ashland’s consolidated sales, respectively, for fiscal 2014.
Specialty Ingredients operates throughout the Americas, Europe and Asia Pacific.  It has 25 manufacturing facilities in eight countries which serve both the Consumer Specialties and Industrial Specialties divisions and participates in two joint ventures.  Specialty Ingredients has manufacturing facilities in Huntsville, Alabama; Wilmington, Delaware; Dalton, Georgia; Calvert City, Kentucky; Freetown, Massachusetts; Chatham and Parlin, New Jersey; Columbus and Ashland, Ohio; White City, Oregon; Piedmont, South Carolina; Kenedy and Texas City, Texas and Hopewell, Virginia within the United States and Doel-Beveren, Belgium; Cabreuva, Brazil; Jiangmen and Nanjing, China; Alizay and Sophia Antipolis, France; Horhausen, Memmingen, Germany; Zwijndrecht, the Netherlands and Kidderminster, Newton Aycliffe and Poole, United Kingdom.  Specialty Ingredients also operates two production facilities through a joint venture in Luzhou and Suzhou, China.
Specialty Ingredients markets and distributes its products and services directly and through third-party distributors in the Americas, Europe, the Middle East, Africa and Asia Pacific.

ASHLAND PERFORMANCE MATERIALS
Ashland Performance Materials’ (Performance Materials) Composites division is a global leader helping customers create stronger, lighter, more resistant substitutes for traditional materials through higher performing, cost-efficient resin technologies that improve the manufacturing, fabrication and design process. Applied industries include construction, transportation, infrastructure, and boatbuilding. The Elastomers division provides high-quality styrene butadiene rubber primarily to the replacement tire market. Intermediates and Solvents provides butanediol and its derivatives to the chemical process industry, plastics manufacturers, and electronics markets, among others. Performance Materials also previously provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture, which was sold on June 30, 2014. See Note B of Notes to Consolidated Financial Statements in this annual report on Form 10-K.
Key customers include manufacturers of residential and commercial building products, infrastructure engineers, wind blade manufacturers, pipe manufacturers, auto and truck makers, tire makers, and boatbuilders, chemical producers and electronics makers.
Performance Materials is comprised of the following divisions:
Composites – The Composites division manufactures and sells a broad range of general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry.  Key markets include the transportation, construction, marine and infrastructure end markets.  Performance Materials’ composite products provide an array of functional properties including corrosion resistance, fire retardance, ultraviolet resistance, water and chemical resistance, high mechanical strength, impact and scratch resistance and high strength-to-weight ratios. In addition, the division also manufactures and sells molten maleic anhydride for the manufacture of a variety of products such as unsaturated polyester resins, copolymers, lubricating oil additives, alkenyl succinic anhydrides, malic acid, fumaric acid and numerous derivative chemicals. Molten maleic anhydride is supplied both to Ashland businesses who consume it as a raw material, primarily in North America, and to the merchant market.
Elastomers – The Elastomers division, acquired by Ashland as part of the acquisition of International Specialty Products Inc. (ISP) in 2011, is one of the largest suppliers in North America to the merchant market of high-quality styrene butadiene rubber (SBR).  It provides raw materials used in the manufacture of tires, flooring, shoe soles, adhesives and sealants, automotive parts and industrial rubber goods.  With a variety of product grades, the Elastomers division supplies SBR to a wide array of manufacturers. In October 2014, Ashland entered into an agreement to sell the Elastomers business, which sale is expected to close by December 31, 2014 subject to certain regulatory approvals and closing conditions. See "Corporate Developments" and Note R of Notes to Consolidated Financial Statements in this annual report on Form 10-K.
Intermediates and Solvents - The Intermediates and Solvents (I&S) division was also acquired as part of the acquisition of ISP. I&S is a leading producer of 1,4 butanediol and its derivatives, including tetrahydrofuran and n-methylpyrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, construction, and pharmaceutical API manufacture. Butanediol is also supplied to Specialty Ingredients for use as a raw material.
Performance Materials’ composites products were approximately 56% and 14% of Performance Materials’ sales and Ashland’s total consolidated sales, respectively, for fiscal 2014.
Performance Materials operates throughout the Americas, Europe and Asia Pacific.  It has 16 manufacturing facilities in seven countries.  Composites has manufacturing plants in Fort Smith and Jacksonville, Arkansas; Commerce, California; Bartow, Florida; Neville Island and Philadelphia, Pennsylvania; and Neal, West Virginia within the United States and Aracariguama, Brazil; Changzhou, China; Porvoo, Finland; Miszewo, Poland; and Benicarló, Spain.  Elastomers has one manufacturing facility in Port Neches, Texas.  I&S has manufacturing facilities in Lima, Ohio and Marl, Germany. Performance Materials also provides toll manufacturing services to ASK Chemicals GmbH through manufacturing facilities located in Changzhou, China.
Performance Materials markets and distributes its products directly and through third-party distributors in the Americas, Europe, the Middle East, Africa and Asia Pacific.

VALVOLINE
Valvoline delivers premium-branded automotive, commercial and industrial lubricants, automotive chemicals and car-care products. It operates and franchises approximately 920 Valvoline Instant Oil ChangeSM centers in the United States. It markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants for cars with higher mileage engines; NextGen™ motor oil, created with recycled, re-refined base oil; SynPower™ synthetic motor oil; Car Brite™ automotive appearance products; and Zerex™ antifreeze.
Key customers include retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors. Certain customer relationships are significant, and the loss of any one of those customers could have a material adverse effect on the Valvoline commercial unit.
The Valvoline segment is comprised of the following units:
Do It Yourself (DIY) – The DIY unit sells Valvoline™ and other branded and private label products to consumers who perform their own auto maintenance.  These products are sold through retail auto parts stores such as AutoZone, O’Reilly Auto Parts, Advance Auto Parts, mass merchandisers such as Wal-Mart Stores, Inc., and warehouse distributors and their affiliated jobber stores such as NAPA and CARQUEST.
Installer Channels – The Installer Channels unit sells branded products and services to installers (such as car dealers, general repair shops and quick lubes) through a network of independent distributors and company-owned and operated “direct market” operations as well as national accounts such as Goodyear, Monro and Sears. The division also sells branded products and services to on-highway fleets and construction companies through company-owned and operated “direct market” operations, national accounts and a network of distributors.
Valvoline Instant Oil Change (VIOC) – The Valvoline Instant Oil ChangeSM chain is the second largest competitor in the U.S. “fast oil change” service business, providing Valvoline with a significant presence in the installer channels segment of the passenger car and light truck motor oil market.  As of September 30, 2014, 272 company-owned and 650 independently-owned and operated franchise VIOC centers were operating in 42 states.  VIOC centers offer customers an innovative computer-based preventive maintenance tracking system that allows service technicians to make service recommendations based primarily on manufacturers’ recommendations. In addition, this division includes distribution to quick lubes branded “Valvoline Express Care™,” which consists of 312 independently-owned and operated stores.
Valvoline International – Outside of North America, Valvoline International markets Valvoline™, Zerex™ and other branded products through wholly-owned affiliates, joint ventures, licensees and independent distributors in 144 countries.  Valvoline International operates joint ventures with Cummins Inc. (Cummins) in Argentina, China and India.  In addition, Valvoline International operates joint ventures with local entities in Colombia, Ecuador, Thailand and Venezuela.  Valvoline International markets products for both consumer and commercial vehicles and equipment and is served by company-owned plants in the United States, Australia and the Netherlands and by numerous third-party warehouses and toll manufacturers throughout the world.

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
Valvoline’s lubricants products were approximately 86% and 29% of Valvoline’s and Ashland’s total consolidated sales, respectively, for fiscal 2014.
Valvoline operates lubricant blending and packaging plants in Santa Fe Springs, California; Cincinnati, Ohio; East Rochester, Pennsylvania and Deer Park, Texas within the United States and Wetherill Park, Australia and Dordrecht, the Netherlands.  Automotive chemical manufacturing and distribution is conducted in Hernando, Mississippi.  Bulk blending and distribution facilities are located in College Park, Georgia; Willow Springs, Illinois and St. Louis, Missouri within the United States and Mississauga, Canada.  Distribution operations are conducted from centers located in College Park, Georgia; Willow Springs, Illinois; Noblesville, Indiana; St. Louis, Missouri; Cincinnati, Ohio and East Rochester, Pennsylvania within the United States and through owned facilities in Birkenhead, United Kingdom and leased facilities in Sydney, Australia and Dordrecht, the Netherlands. Valvoline also uses property owned and operated by third-parties in Pasadena and Highlands, Texas in the United States; Roosendal, the Netherlands, and other smaller locations.
In addition to raw materials, Valvoline sources a significant portion of packaging and third party products and services.

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
At September 30, 2014, Ashland’s reserves for environmental remediation amounted to $197 million, reflecting Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering, technical and feasibility studies are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites is approximately $430 million.  No individual remediation location is material, as the largest reserve for any site is approximately 13% or less of the remediation reserve. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense, net of insurance receivables, amounted to $33 million in 2014, compared to $29 million in 2013 and $23 million in 2012.
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
The United States Environmental Protection Agency (USEPA) has increased its frequency in reviewing the NAAQS.  The USEPA has stringent standards for particulate matter, ozone and sulfur dioxide.  Throughout 2014, state and local agencies continued to implement options for meeting the newest standards.  Particulate matter strategies include dust control measures for construction sites and reductions in emission rates allowed for industrial operations.  Options for ozone include emission controls for certain types of sources, reduced limits on the volatile organic compound content of industrial materials and consumer products, and requirements on the transportation sector.  Most options for sulfur dioxide focus on coal and diesel fuel combustion sources.  It is not possible at this time to estimate the potential financial impact that these newest standards may have on Ashland’s operations or products.  Ashland will continue to monitor and evaluate these standards to meet these and all air quality requirements.
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

Competition
Specialty Ingredients and Performance Materials compete in the highly fragmented specialty chemicals industry.  The participants in the industry offer a varied and broad array of product lines designed to meet specific customer requirements.  Participants compete with individual and service product offerings on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served.  Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers, customer service, industry knowledge and technical capability.  Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility.  The industry has become increasingly global as participants have focused on establishing and maintaining leadership positions outside of their home markets.  Many of these segments’ product lines face domestic and international competition, as a result of industry consolidation, pricing pressures and competing technologies.
Valvoline competes in the highly competitive automotive lubricants and consumer products car care businesses, principally through its offerings of premium products and services primarily under the Valvoline™ family of trademarks, coupled with strong brand marketing, customer support and distribution capabilities.  Some of the major brands of motor oils and lubricants with which Valvoline competes globally are Castrol†, Mobil† and Pennzoil†.  In the “fast oil change” business, Valvoline competes with other leading independent fast lube chains on a national, regional or local basis, as well as automobile dealers and service stations.  Important competitive factors for Valvoline in the “fast oil change” market include the Valvoline brand recognition; maintaining market presence through Valvoline Instant Oil ChangeSM and Valvoline Express Care™ outlets; and quality and speed of service, location, convenience, sales promotions and other value-add elements.
Intellectual Property
Ashland has a broad intellectual property portfolio which is an important component of all of Ashland’s reportable segments.  In particular, Ashland’s Specialty Ingredients and Performance Materials reportable segments rely on patents, trade secrets, formulae and know-how to protect and differentiate their products and technologies.  In addition, these reportable segments own valuable trademarks which identify and differentiate Ashland’s products from its competitors.  The Valvoline™ trademark and other trademarks related to Valvoline brand products and franchises are of particular importance to the Valvoline brand segment and the overall Ashland business.  Ashland also licenses intellectual property rights from third-parties.
Raw Materials
Ashland purchases its raw materials from multiple sources of supply in the United States and foreign countries, and believes that raw material supplies will be available in quantities sufficient to meet demand in fiscal 2015. All of Ashland’s reportable segments were impacted to varying degrees in fiscal 2014 by the volatility of raw materials costs, and these conditions may continue in fiscal 2015.
Research and Development
Ashland’s program of research and development is focused on defining the needs of the marketplace and framing those needs into technology platforms. Ashland has the capability to deliver and develop the intellectual property required to grow and protect those platforms.  Ashland is focused on developing new chemistries, market-changing technologies and customer driven solutions at numerous technology centers located in the Americas, Europe and the Asia Pacific region.  Research and development costs are expensed as they are incurred and totaled $114 million in fiscal 2014, $142 million in 2013 and $104 million in 2012. These amounts include impairment charges of $13 million, $41 million and $13 million during fiscal 2014, 2013 and 2012, respectively, related to certain in-process research and development assets associated with the acquisition of ISP. For additional information regarding these impairment charges, see Note H of Notes to Consolidated Financial Statements in this annual report on Form 10-K.
Seasonality
Ashland’s business may vary due to seasonality. Ashland’s commercial units typically experience stronger demand during warmer weather months, which generally occur during Ashland’s third and fourth quarters.
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
A global or regional economic downturn may reduce customer demand or inhibit Ashland’s ability to produce and sell products. Ashland’s business and operating results are sensitive to global and regional economic downturns, credit market tightness, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, changes in interest rates, sovereign debt defaults and other challenges, including those related to international sanctions and acts of aggression or threatened aggression that can affect the global economy. In the event of adverse developments or stagnation in the economy or financial markets, Ashland’s customers may experience deterioration of their businesses, reduced demand for their products, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers might delay or cancel plans to purchase products and may not be able to fulfill their obligations to Ashland in a timely fashion. Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to Ashland. A weakening or reversal of the current economic recovery in the global economy or a substantial part of it could negatively impact Ashland’s business, results of operations, financial condition and ability to grow.
Ashland has set aggressive growth goals for its key businesses, including increasing sales, cash flow and margins, in order to achieve its long term strategic objectives. Ashland’s successful execution of its growth strategies and business plans to facilitate that growth involves a number of risks, including risks associated with the Ashland’s ongoing global restructuring program.
Ashland has set aggressive growth goals for its specialty chemicals and other key businesses in order to meet long term strategic objectives and improve shareholder value. Ashland’s failure to meet one or more of these goals or objectives would negatively impact Ashland’s potential value and the businesses. One of the most important risks is that Ashland might fail to adequately execute its business and growth plans. Aspects of that risk include changes to global economic environment, changes to the competitive landscape, attraction and retention of skilled employees, the potential failure of product innovation plans, failure to comply with existing or new regulatory schemes and other risks outlined in greater detail in this Item 1A.
To support its aggressive growth objectives, Ashland recently began implementing a substantial restructuring program to help it maintain an optimized cost structure. The program included the realignment of certain business units, decentralizing the supply chain structure, relocating and consolidating certain workforce positions, workforce reductions, and other cost reduction initiatives. A global restructuring program of this type is complex, and creates certain risks especially related to employee retention and succession and compliance with various regulatory requirements, including financial reporting, as resources are realigned and employees adjust to new responsibilities. In addition, once cost reductions are achieved, there is a risk that the structure will not be maintained at the reduced or an optimized level. The failure to achieve an optimized cost structure or to maintain it once achieved would threaten Ashland’s ability to meet long term growth and financial performance objectives.
Ashland’s success depends upon its ability to attract and retain key employees and the identification and development of talent to succeed senior management.
Ashland’s success depends on its ability to attract and retain key personnel, and Ashland relies heavily on its management team. The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect Ashland’s operations. Also, a substantial portion of Ashland’s U.S.-based employees will be retirement-eligible within the next five years. That, combined with the relatively small number of middle tier managers with substantial experience in place to replace this group of retirement eligible employees, increases the potential negative impact of the risk that key employees could leave the Company. This risk of unwanted employee turnover also is substantial in positions that require certain technical expertise and geographically in developing markets which Ashland has targeted for growth, especially in Asia, South America and Eastern Europe. Ashland’s

global restructuring program also could exacerbate this risk by eliminating positions or reorganizing the workforce in a way that creates gaps in knowledge or ability as succession plans are implemented.
In addition, because of its reliance on its management team, Ashland’s future success depends, in part, on its ability to identify and develop talent to succeed its senior management. The retention of key personnel and appropriate senior management succession planning, including the planned succession of James O’Brien as Chairman and CEO of Ashland at the end of calendar 2014, will continue to be critical to the successful implementation of Ashland’s strategies.
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
Approximately one half of Ashland’s net sales for fiscal 2015 are expected to be to customers outside of North America. Ashland expects sales from international markets to continue to represent an even larger portion of the Company’s sales in the future. Also, a significant portion of Ashland’s manufacturing capacity is located outside of the United States. Accordingly, Ashland’s business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions.
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
Certain legal and political risks are also inherent in the operation of a company with Ashland’s global scope. For example, it may be more difficult for Ashland to enforce its agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where Ashland operates. In certain countries or regions, terrorist activities and the response to such activities may threaten Ashland’s operations more than in those in the United States. In Europe, the effect of economic sanctions imposed on Russia and/or Russia’s reaction to the sanctions could adversely impact Ashland’s performance and results of operations. Social and cultural norms in certain countries may not support compliance with Ashland’s corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Ashland operates, particularly in Europe, the Middle East and emerging markets, are a risk to Ashland’s financial performance.
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
New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Ashland’s cost of doing business and restrict its ability to operate its business or execute its strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, regulations related to the protection of private information of Ashland’s employees and customers, regulations issued by the U.S. Food and Drug Administration (and analogous non-U.S. agencies) affecting Ashland and its customers, compliance with The U.S. Foreign Corrupt Practices Act (and analogous non-U.S. laws) and the European Union’s Registration, Authorisation and Restriction of Chemicals (REACH) regulation (and analogous non-EU initiatives), and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder. In addition, compliance with laws and regulations is complicated by Ashland’s substantial and growing global footprint, which will require significant and additional resources to comprehend and ensure compliance with applicable laws in the more than one hundred countries where Ashland conducts business.
Ashland’s business exposes it to potential product liability claims and recalls, which could adversely affect its financial condition and performance.
The development, manufacture and sale of specialty chemical and other products by Ashland, including products produced for the food, beverage, personal care, pharmaceutical and nutritional supplement industries, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability claim or judgment against Ashland could also result in substantial and unexpected expenditures, affect consumer or customer confidence in its products, and divert management’s attention from other responsibilities. Although Ashland maintains product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that Ashland will be able to continue to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured product liability judgment against Ashland could have a material adverse effect on its reputation, results of operations and financial condition.
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
Rising and volatile raw material prices, especially those of hydrocarbon derivatives, cotton linters or wood pulp, may negatively impact Ashland’s costs, results of operations and the valuation of its inventory. Similarly, energy costs are a significant component of certain of Ashland’s product costs. Ashland is not always able to raise prices in response to such increased costs, and its ability to pass on the costs of such price increases is dependent upon market conditions. Likewise, reductions in the valuation of Ashland’s inventory due to market volatility may not be recovered and could result in losses.
Ashland purchases certain products and raw materials from suppliers, often pursuant to written supply contracts. If those suppliers are unable to meet Ashland’s orders in a timely manner or choose to terminate or otherwise avoid contractual arrangements, Ashland may not be able to make alternative supply arrangements. Also, domestic and global government regulations related to the manufacture or transport of certain raw materials may impede Ashland’s ability to obtain those raw materials on commercially reasonable terms. If Ashland is unable to obtain and retain qualified suppliers under commercially acceptable terms, its ability to manufacture and deliver products in a timely, competitive and profitable manner or grow its business successfully could be adversely affected.
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
Business disruptions, including those related to operating hazards inherent with the production of chemicals, natural disasters, severe weather conditions, supply or logistics disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, cyber-security breach, terrorist attacks, armed conflict, war, pandemic diseases, fires, floods or other catastrophic events, could seriously harm Ashland’s operations, as well as the operations of its customers and suppliers, and may adversely impact Ashland’s financial performance. Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for Ashland’s products, make it difficult or impossible for Ashland to manufacture its products or deliver products and services to its customers or to receive raw materials from suppliers, or create delays and inefficiencies in the supply chain. In addition to leading to a serious disruption of Ashland’s businesses, a catastrophic event at one of our facilities or involving our products or employees could lead to substantial legal liability to or claims by parties allegedly harmed by the event.
While Ashland maintains business continuity plans that are intended to allow it to continue operations or mitigate the effects of events that could disrupt its business, Ashland cannot provide assurances that its plans would fully protect it from all such events. In addition, insurance maintained by Ashland to protect against property damage, loss of business and other related consequences resulting from catastrophic events is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of Ashland’s damages or damages to others in the event of a catastrophe. In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.
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
Ashland also has substantial intellectual property associated with its know-how and trade secrets that are not protected by patent or copyright laws. Ashland protects these rights by entering into confidentiality and non-disclosure agreements with most of its employees and with third parties. There can be no assurance that such agreements will not be breached or that Ashland will be able to effectively enforce them. In addition Ashland’s trade secrets and know how may be improperly obtained by other means, such as a breach of Ashland’s information technologies security systems or direct theft. Any unauthorized disclosure of any of Ashland’s material know-how or trade secrets could adversely affect Ashland’s business and results of operations.
Ashland’s pension and postretirement benefit plan obligations are currently underfunded, and Ashland may have to make significant cash payments to some or all of these plans, which would reduce the cash available for Ashland’s businesses.
Ashland has underfunded obligations under its domestic and foreign pension and postretirement benefit plans. The funded status of Ashland’s pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for Ashland’s businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of Ashland’s pension plans and future contributions. Similarly, an increase in discount rates could increase the periodic pension cost in subsequent fiscal years.
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
Ashland maintains a substantial amount of debt. Ashland’s substantial indebtedness could adversely affect its business, results of operations and financial condition by, among other things:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
Ashland’s corporate headquarters is located in Covington, Kentucky.  Principal offices of other major operations are located in Wilmington, Delaware (Specialty Ingredients); Bridgewater and Roseland, New Jersey (Specialty Ingredients); Dublin, Ohio (Performance Materials); Lexington, Kentucky (Valvoline); Hyderabad, India (Specialty Ingredients); Warsaw, Poland (Valvoline and Specialty Ingredients) and Barendrecht, the Netherlands; Shanghai, China; and Schaffhausen, Switzerland (each of which are shared service centers of Ashland’s commercial units).  All of these office buildings are leased, except for portions of the Dublin, Ohio and the Lexington, Kentucky facilities that are owned.  Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described within the applicable commercial units under “Item 1” in this annual report on Form 10-K.  All of Ashland’s physical properties are owned or leased.  Ashland believes its physical properties are suitable and adequate for the Company’s business.  Additional information concerning certain leases may be found in Note K of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

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
Environmental Proceedings
(a)    CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of September 30, 2014, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 81 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
(b)    Hattiesburg, Mississippi Resource Conservation and Recovery Act Matter - In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a storm water retention basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource Conservation and Recovery Act.  In May 2011, the USEPA issued an inspection report from a September 2010 inspection with allegations similar to those of the MDEQ and promulgated an information request.  Ashland has been working with the MDEQ and USEPA to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  The MDEQ proposed a settlement penalty in excess of $100,000.  While it is reasonable to believe that this matter will involve a penalty from the MDEQ and/or the USEPA exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
(c)    Jefferson Borough, Pennsylvania Matter - In May 2013, the Pennsylvania Department of Environmental Protection (PADEP) provided Ashland with notice of four alleged unauthorized releases of leachate and wastewater at the Resin Disposal Superfund Site to the ground, groundwater and a tributary. This matter has been resolved pursuant to a Consent Assessment of Civil Penalty, dated October 20, 2014, between Ashland and PADEP ("Consent"). Under the terms of the Consent, Ashland was required to pay (and has paid) PADEP the sum of $425,000.
(d)    Lower Passaic River, New Jersey Matters - Ashland, through two formerly owned facilities, and ISP, through a now-closed facility, have been identified as “potentially responsible parties” (PRPs), along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the EPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOC, in June 2012 the CPG voluntarily entered into another AOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the EPA released the FFS. It is not possible at this time to reasonably estimate Ashland's liability with respect to the outcome of the remediation efforts and related legal proceedings in which it is involved. Based on current knowledge and proceedings Ashland does not believe the outcome of these proceedings or the release of the FFS will have a material adverse impact on its business and financial operations; however, there are a number of contingencies in the future that could possibly have a material impact including adverse rulings or verdicts, allocation proceedings and related orders.
(e)    Zwijndrecht Plant Matter - Since August 2012, Dutch environmental authorities have found several violations of a waste water discharge permit by Ashland Industries Nederland B.V. (Ashland Nederland), as owner of the manufacturing site at Zwijndrecht, The Netherlands. An administrative penalty of €50,000 and a sanction of €50,000 were paid in calendar year 2013 for violations of the law and permit from December 2011 through August 2012. In February 2014, the Dutch environmental authorities claimed payment of administrative fines totaling €250,000 in connection with additional violations of the waste water discharge permit. In June 2014, Ashland Nederland lost its appeal on this decision. In addition to the €250,000 fines, the Dutch authorities announced prosecution with regards to the violations of the same permit during the period of October 2012 through January 2014. The case is expected to be brought before the court in 2014. While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see Note N of Notes to Consolidated Financial Statements in this annual report on Form 10-K.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2014. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2014.
The Iran Threat Reduction and Syria Human Rights Act of 2012
The Iran Threat Reduction and Syria Human Rights Act of 2012, passed by the United States Congress and signed into law in August 2012, requires companies to report certain prohibited activities or conduct that were knowingly engaged in by the company or any of its affiliates involving Iran or other parties named therein.  For the fiscal year ended September 30, 2014, Ashland had no such activities or conduct to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF ASHLAND
The following is a list of Ashland’s executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer and the current members of Ashland’s Executive Committee).
JAMES J. O’BRIEN (age 60) is Chairman of the Board, Chief Executive Officer and a Director of Ashland and has served in such capacities since 2002. Pursuant to Ashland’s previously announced and ongoing integrated succession and strategic plan, Mr. O’Brien will retire as Chairman of the Board and Chief Executive Officer of Ashland at the end of December 2014.
WILLIAM A. WULFSOHN (age 52). In connection with the previously announced and ongoing integrated succession and strategic plan, the Board announced on November 14, 2014, that it had elected William A. Wulfsohn as Chairman and Chief Executive Officer of Ashland, effective January 1, 2015. Prior to joining Ashland, Mr. Wulfsohn served as President and Chief Executive Officer of Carpenter Technology Corp. from July 1, 2010. Mr. Wulfsohn also served as a Director for Carpenter Technology Corp. beginning in April 2009. Prior to joining Carpenter Technology Corp., Mr. Wulfsohn served as Senior Vice President, Industrial Coatings at PPG Industries. Before joining PPG Industries, Mr. Wulfsohn served as Vice President and General Manager for Honeywell International. Previously, Mr. Wulfsohn worked for Morton International/Rohm & Haas, beginning as a director of marketing and subsequently as Vice President and Business Director.
J. KEVIN WILLIS (age 49) is Senior Vice President and Chief Financial Officer of Ashland and has served in such capacities since May 2013. Mr. Willis served as Vice President of Finance and Controller for the Specialty Ingredients commercial unit from August 2011 until May 2013 and Vice President of Finance and Treasurer from 2007 to 2011.
PETER J. GANZ (age 52) is Senior Vice President, General Counsel and Secretary of Ashland and has served as Senior Vice President and General Counsel since July 2011 and Secretary since November 2012.  During the past five years, he has also served as a partner with Sedgwick LLP, an international law firm, and as Executive Vice President, General Counsel and Secretary of Foster Wheeler AG, a global engineering and construction contractor and power equipment supplier.

SUSAN B. ESLER (age 53) is Vice President and Chief Human Resources and Communications Officer of Ashland and has served in such capacities since 2006 and July 2011, respectively.  During the past five years, she has also served as Vice President, Human Resources and Communications of Ashland.
LUIS FERNANDEZ-MORENO (age 52) is Senior Vice President of Ashland and President of Specialty Ingredients and has served in such capacities since October 2013. He previously served as Vice President of Ashland and President of Water Technologies from November 2012 until October 2013. During the past five years, he has served as Executive Vice President of Arch Chemicals, Inc., where he was responsible for the wood protection and HTH water products businesses, as Business Group Vice President, Dow Coating Materials and in a series of leadership positions with Rohm & Haas, including directing businesses such as paint and coating materials, plastic additives and printing technologies.
THEODORE L. HARRIS (age 49) is Senior Vice President and President of Performance Materials and has served in such capacities since 2011, 2008 and 2009, respectively.  During the past five years, he has also served as President, Global Supply Chain of Ashland and Vice President of Ashland; President of Environmental, Health and Safety and Information Technology; President of Ashland Distribution and General Manager of the Composite Polymers Division of Ashland.
J. WILLIAM HEITMAN (age 60) is Vice President and Controller of Ashland and has served in such capacities since 2008.
SAMUEL J. MITCHELL, JR. (age 53) is Senior Vice President of Ashland and President of Valvoline and has served in such capacities since 2011 and 2002, respectively.  During the past five years, he has also served as Vice President of Ashland.
KEITH C. SILVERMAN (age 47) is Vice President, Environmental, Health, Safety and Regulatory Compliance and has served in such capacities since February 2014. He previously served as Vice President, Environmental, Health, Safety and Product Regulatory from June 2012 until January 2014. Prior to that he spent a number of years at Merck & Co., Inc., where he held various positions of increasing responsibility in research and development as well as in global safety and the environment.
ANNE T. SCHUMANN (age 54) is Vice President and Chief Information and Administrative Services Officer of Ashland and has served in such capacities since 2008 and 2009, respectively.  During the past five years, she has also served as Vice President, Acquisition Integration of Ashland and Vice President, Information Technology and Human Resources of Hercules.
WALTER H. SOLOMON (age 54) is Vice President and Chief Growth Officer of Ashland and has served in such capacities since 2005.
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
At October 31, 2014, there were approximately 13,568 holders of record of Ashland’s Common Stock.  Ashland Common Stock is listed on the New York Stock Exchange (NYSE) (ticker symbol ASH) and has trading privileges on NASDAQ.
There were no sales of unregistered securities required to be reported under Item 5 of Form 10-K.

FIVE-YEAR TOTAL RETURN PERFORMANCE GRAPH
The following graph compares Ashland’s five-year cumulative total shareholder return with the cumulative total return of the S&P MidCap 400† index and one peer group of companies. Ashland is listed in the S&P MidCap 400† index. The cumulative total shareholder return assumes the reinvestment of dividends.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASHLAND, S&P MIDCAP 400† INDEX AND PEER GROUP

	2009	2010	2011	2012	2013	2014
Ashland	100	114	104	171	224	256
S&P MidCap 400†	100	118	116	149	191	213
Peer Group - Materials	100	112	105	137	160	191
The peer group consists of the following industry indices:

•	Peer Group – Materials: S&P 500† Materials (large-cap) and S&P MidCap 400† Materials. As of September 30, 2014, this peer group consisted of 62 companies.
Purchase of Company Common Stock
Share repurchase activity during the three months ended September 30, 2014 was as follows:

Q4 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (a)
July 1, 2014 to July 31, 2014	—		$—	—
August 1, 2014 to August 31, 2014:
May 2014 PSR	763,896	(b)	(b)	763,896	(b)
August 2014 ASR	5,883,506	(c)	(c)	5,883,506	(c)
Open Market Purchases	534,940		$104.19	534,940
September 1, 2014 to September 30, 2014:
Open Market Purchases	630,000		$107.50	630,000

Total.......................................................................	7,812,342			7,812,342		$396

(a)
In 2013, the Company's Board of Directors authorized a program to repurchase up to $600 million of the company's stock beginning in 2013. In February 2014, the Company's Board of Directors increased the share repurchase program authorization from $600 million to $1,350 million. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. The $396 million represents the remaining amount available to repurchase as of September 30, 2014 under the authorized repurchase program.

(b)
On May 28, 2014, Ashland entered into a prepaid variable share repurchase agreement (PSR) with a financial institution pursuant to which it delivered $125 million to the financial institution. Under the agreement, between $75 million and $125 million of Ashland common stock was to be purchased by the financial institution during the period that began on May 29, 2014 and ended on July 30, 2014. The number of shares to be delivered to Ashland by the financial institution under the agreement was based upon a pre-determined formula, subject to modification or cancellation of the plan under certain circumstances. On August 4, 2014 the financial institution delivered $44.6 million of cash and 763,896 shares of common stock at an average price of $105.22. With the delivery of $44.6 million of cash to Ashland on August 4, 2014, the PSR had the net effect of reducing shareholders' equity in the Company's Consolidated Balance Sheet by $80.4 million.

(c)
In August 2014, the Company entered into an accelerated share repurchase (ASR) program with two financial institutions to purchase $750 million of the Company's common stock. In exchange for up-front payments totaling $750 million, the financial institutions committed to deliver shares during the ASR's purchase periods, which will end during 2015. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of the Company's stock during that period. During the fourth quarter of 2014, 5,883,506 shares were initially delivered to the Company and retired. This does not represent the final number of shares to be delivered under the ASR. The up-front payments of $750 million were accounted for as a reduction to shareholders' equity in the Company's Consolidated Balance Sheet.

ITEM 6.  SELECTED FINANCIAL DATA
See Five-Year Selected Financial Information on page F-52.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-34.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Quantitative and Qualitative Disclosures about Market Risk on page M-34.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As disclosed in Ashland's current report on Form 8-K filed on July 18, 2014, Ashland changed its independent registered public accountants effective for the fiscal year ending September 30, 2015. There were no disagreements or reportable events related to the change in accountants.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures – As of September 30, 2014, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2014.
Internal Control over Financial Reporting – See Management's Report on Internal Control Over Financial Reporting on page F-2 and the Report of Independent Registered Public Accounting Firm on page F-3.
Changes in Internal Control over Financial Reporting – There have been no changes in Ashland's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There is hereby incorporated by reference the information to appear under the caption “Election of Directors” in Ashland’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2014.  See also the list of Ashland’s executive officers and related information under “Executive Officers of Ashland” in Part I - Item X in this annual report on Form 10-K.
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information to appear under the captions “Ashland Common Stock Ownership of Certain Beneficial Owners,” Ashland Common Stock Ownership of Directors and Executive Officers of Ashland” and “Equity Compensation Plan Information” in Ashland’s Proxy Statement.
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
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report
(1) Financial Statements; and
(2) See Item 15(b) in this annual report on Form 10-K
The consolidated financial statements of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.
Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto. Separate financial statements of unconsolidated affiliates are omitted because each company does not constitute a significant subsidiary using the 20% tests when considered individually. Summarized financial information for all unconsolidated affiliates is disclosed in Note D of Notes to Consolidated Financial Statements.
(b) Documents required by Item 601 of Regulation S-K

2.1	–
Stock and Asset Purchase Agreement, dated as of February 18, 2014, between Ashland Inc. and CD&R Seahawk Bidco, LLC (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on February 24, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

2.2	–
Sale and Purchase Agreement related to the ASK Chemicals Group, dated April 8, 2014, among Ashland Inc., Ashland International Holdings, Inc., Clariant Produkte (Deutschland) GmbH, Clariant Corp., mertus 158. GmbH, Ascot US Bidco Inc. and Ascot UK Bidco Limited (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on April 14, 2014 ( SEC File No. 001-32532), and incorporated herein by reference).

3.1	–	Fourth Restated Articles of Incorporation of Ashland Inc. (filed as Exhibit 3.2 to Ashland’s Form 8-K filed on February 4, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

3.2	–	By-laws of Ashland Inc., as amended and restated (filed as Exhibit 3.3 to Ashland’s Form 8-K filed on February 4, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

4.1	–
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

4.6	–	Form of Series A Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.5 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.7	–	Form of CRESTSSM Unit (filed as Exhibit 4.7 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.8	–	Form of Warrant (filed as Exhibit 4.8 to Hercules’ Form 8-K filed on July 28, 1999 (SEC File No. 001-00496), and incorporated herein by reference).

4.9	–	Form of $100,000,000 6.6% Debenture due August 27, 2027 (filed as Exhibit 4.2 to Hercules’ Form 8- K filed on July 30, 1997 (SEC File No. 001-00496), and incorporated herein by reference).

4.10	–
Indenture, dated as of August 7, 2012, between Ashland Inc. and U.S. Bank N.A., as Trustee (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on September 21, 2012 (SEC File No. 001-32532), and incorporated herein by reference).

4.11	–
Registration Rights Agreement, dated as of August 7, 2012, between Ashland Inc. and Citigroup Global Markets Inc., as representative of the several Initial Purchasers (filed as Exhibit 4.2 to Ashland’s Form 8-K filed on September 21, 2012 (SEC File No. 001-32532), and incorporated herein by reference).

4.12	–
First Supplemental Indenture, dated as of February 26, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee, in respect of the senior notes due 2022. (filed as Exhibit 4.11 to Ashland’s Form 10-K for the fiscal year ended September 30, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.13	–
Registration Rights Agreement, dated as of February 26, 2013, among Ashland Inc. and Citigroup Global Markets Inc., as representative of the Initial Purchasers, in respect of the additional senior notes due 2022 (filed as Exhibit 4.2 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001- 32532), and incorporated herein by reference).

4.14	–
Indenture, dated as of February 26, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001- 32532), and incorporated herein by reference).

4.15	–
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

4.17	–
Registration Rights Agreement, dated as of March 14, 2013, between Ashland Inc. and Citigroup Global Markets Inc., as Initial Purchaser, in respect of the senior notes due 2043 (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on March 18, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.18	–
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

10.15	–	2006 Ashland Inc. Incentive Plan (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended December 31, 2005 (SEC File No. 001-32532), and incorporated herein by reference).

10.16**	–	Form of Stock Appreciation Rights Award Agreement

10.17**	–	Form of Performance Unit (LTIP) Award Agreement

10.18**	–	Form of Restricted Stock Award Agreement

10.19**	–	Form of Restricted Stock Unit Agreement

10.20	–	Amendment to 2011 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 1, 2013 (SEC File No. 001-32532) and incorporated herein by reference).

10.21	–	Amended and Restated 2011 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 1, 2013 (SEC File No. 001-32532) and incorporated herein by reference).

10.22	–
Letter Agreement between Ashland and Luis Fernandez-Moreno dated July 29, 2013. (filed as Exhibit
10.22 to Ashland’s Form 10-K for the fiscal year ended September 30, 2013 (SEC File No. 001- 32532), and incorporated herein by reference).

10.23	–
Letter Agreement between Ashland and Luis Fernandez-Moreno dated November 4, 2013. (filed as Exhibit 10.23 to Ashland’s Form 10-K for the fiscal year ended September 30, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

10.24	–
Letter Agreement between Ashland and John E. Panichella dated November 13, 2013 (filed as Exhibit 10.1 to Ashland's Form 8-K filed on November 15, 2013 (SEC File No. 001-32532) and incorporated herein by reference).

10.25**	–	Letter Agreement between Ashland and Susan B. Esler dated October 28, 2014.

10.26	–
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

10.28	–
Shareholders’ Agreement effective November 30, 2010 by and between Süd-Chemie Aktiengesellschaft and Süd-Chemie Finance GmbH and Ashland and Ashland International Holdings, Inc. (filed as Exhibit 10 to Ashland’s Form 10-Q for the quarter ended December 31, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.29	–
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

10.30	–
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

10.33	–
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

10.34	–
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

10.35	–
Omnibus Amendment to Transfer and Administration Agreement, dated as of August 21, 2013, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors. (filed as Exhibit 10.34 to Ashland’s Form 10-K for the fiscal year ended September 30, 2013 (SEC File
No. 001-32532), and incorporated herein by reference).

10.36	–
Third Amendment to Transfer and Administration Agreement, dated as of October 15, 2013, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors.(filed as Exhibit 10.35 to Ashland’s Form 10-K for the fiscal year ended September 30, 2013 (SEC File
No. 001-32532), and incorporated herein by reference).

10.37	–
Fourth Amendment to Transfer and Administration Agreement, dated as of June 30, 2014, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors. (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

10.38	–
First Amendment to Sale Agreement, dated as of June 30, 2014, among Ashland Inc., Hercules Incorporated, Ashland Specialty Ingredients G.P., ISP Technologies Inc., Ashland Elastomers LLC and CVG Capital III LLC. (filed as Exhibit 10.2 to Ashland’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

10.39	–
Originator Removal Agreement and Facility Amendment, dated as of July 28, 2014, by and among Ashland, Hercules Incorporated, Ashland Specialty Ingredients G.P., ISP Technologies Inc., Ashland
LLC, CVG Capital III LLC, the Investors, the Letter of Credit Issuers, Managing Agents and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on August 1, 2014 (SEC File No. 001-32532) and incorporated herein by reference).

10.40	–
Master Confirmation - Uncollared Accelerated Share Repurchase, dated August 5, 2014, between Ashland Inc. and Deutsche Bank AG, London Branch. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on August 6, 2014 (SEC File No. 001-32532) and incorporated herein by reference).

10.41	–
Master Confirmation – Uncollared Accelerated Share Repurchase, dated August 5, 2014, between Ashland Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on August 6, 2014 (SEC File No. 001-32532) and incorporated herein by reference).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for years ended September 30, 2014, 2013 and 2012; (ii) Consolidated Balance Sheets at September 30, 2014 and 2013; (iii) Statements of Consolidated Stockholders’ Equity at September 30, 2014, 2013 and 2012; (iv) Statements of Consolidated Cash Flows for years ended September 30, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
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
By:
/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer
Date: November 24, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 24, 2014.

Signatures	Capacity
/s/ James J. O’Brien	Chairman of the Board, Chief Executive Officer and Director
James J. O’Brien	(Principal Executive Officer)
/s/ J. Kevin Willis	Senior Vice President and Chief Financial Officer
J. Kevin Willis	(Principal Financial Officer)
/s/ J. William Heitman	Vice President and Controller
J. William Heitman	(Principal Accounting Officer)

*	Director
Brendan M. Cummins
*	Director
Roger W. Hale
*	Director
Stephen F. Kirk
*	Director
Vada O. Manager
*	Director
Barry W. Perry
*	Director
Mark C. Rohr
*	Director
George A. Schaefer, Jr.
*	Director
Janice J. Teal
*	Director
John F. Turner
*	Director
Michael J. Ward

*By:	/s/ Peter J. Ganz
Peter J. Ganz
Attorney-in-Fact

Date:	November 24, 2014

This page intentionally left blank.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2014, 2013 and 2012.

BUSINESS OVERVIEW
Ashland profile
Ashland is a leading, global specialty chemical company that provides products, services and solutions that meet customers’ needs throughout a variety of industries.  Ashland’s chemistry is used in a wide variety of markets and applications, including architectural coatings, automotive, construction, energy, food and beverage, personal care, and pharmaceutical.  With approximately 11,000 employees worldwide, Ashland serves customers in more than 100 countries.
Ashland’s sales generated outside of North America were 47% in 2014, 46% in 2013 and 44% in 2012.  Sales by region expressed as a percentage of total consolidated sales were as follows:

Sales by Geography	2014	2013	2012
North America (a)	53%	54%	56%
Europe	25%	24%	24%
Asia Pacific	15%	15%	14%
Latin America & other	7%	7%	6%
	100%	100%	100%

(a)    Ashland includes only U.S. and Canada in its North America designation.

Reportable segments
Ashland’s reporting structure is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline.  For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page M-11.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales were as follows:

Sales by Reportable Segment	2014	2013	2012
Specialty Ingredients	41%	41%	42%
Performance Materials	26%	26%	27%
Valvoline	33%	33%	31%
	100%	100%	100%

KEY DEVELOPMENTS
During 2014, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Business results
Ashland’s overall financial performance increased by 4% during 2014 compared to 2013 as adjusted EBITDA results increased to $1,078 million (see U.S. GAAP reconciliation on page M-6). The increase in adjusted EBITDA was attributable to increased sales and gross profit within the Specialty Ingredients and Valvoline reportable segments, partially offset by a decline in the Performance Materials reportable segment. Compared to 2013, Specialty Ingredients' adjusted EBITDA results increased $38 million, or 8%, primarily due to volume growth during the year. Valvoline's adjusted EBITDA results increased $30 million, or 9%, primarily due to improved profitability from product mix, international operations, and instant oil change divisions. Performance Materials' adjusted EBITDA results, which decreased by $15 million, or 8%, compared to 2013, were negatively impacted by pricing declines within the Intermediates/Solvents division as well as plant shut downs for maintenance.

Divestitures
During the last several years, Ashland has completed the transformation of its overall business into a global specialty chemical company. Much of this transformation has occurred due to significant acquisition and divestiture activity. The following discussion outlines the key divestitures during 2014 that contributed to this transformation. There were no significant acquisitions during 2014.
Water Technologies divestiture
Ashland signed a definitive agreement on February 18, 2014 to sell the Water Technologies business to a fund managed by Clayton, Dubilier & Rice (CD&R). The sale was completed on July 31, 2014 in a transaction valued at approximately $1.8 billion. The total post-closing adjusted cash proceeds received by Ashland, during 2014 before taxes was $1.6 billion, which includes estimates for certain working capital and other post-closing adjustments, as defined in the definitive agreement. Ashland expects to receive an additional $48 million once a foreign entity completes certain regulatory closing requirements. Receipt of the additional cash proceeds and final settlement of working capital and other post-closing adjustments are expected to occur in fiscal 2015.
The proceeds from the sale will primarily be used to return capital to shareholders in the form of share repurchases. Ashland recognized a gain of $92 million after tax, which is included within the discontinued operations caption in the Statement of Consolidated Comprehensive Income for 2014.
Sales recognized for the ten month period Water Technologies was still owned by Ashland in 2014 were $1.5 billion and $1.7 billion for each of the fiscal years ended September 30, 2013 and September 30, 2012. Water Technologies employed approximately 3,000 employees throughout the Americas, Europe and Asia Pacific as of September 30, 2013.
Since this transaction signified Ashland’s exit from the Water Technologies business, Ashland has classified Water Technologies’ results of operations and cash flows within the Statements of Consolidated Comprehensive Income and Statements of Consolidated Cash Flows as discontinued operations for all periods presented. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Water Technologies reportable segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $31 million, $34 million and $32 million for 2014, 2013 and 2012, respectively. Ashland is continuing to implement plans to eliminate these costs as part of a global restructuring program.
Ashland will retain and has agreed to indemnify CD&R for certain liabilities of the Water Technologies business arising prior to the closing of the sale, including certain pension and postretirement liabilities, environmental remediation liabilities and certain legacy liabilities relating to businesses disposed or discontinued by the Water Technologies business. Costs directly related to these retained liabilities have been included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during 2014, 2013 and 2012.
Ashland will provide certain transition services to CD&R for a fee. During the fourth quarter of 2014, Ashland recognized transition service fees of $7 million, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. While the transition services vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed. See Note C in the Notes to Consolidated Financial Statements for further information on the results of operations of Water Technologies for all periods presented.
Casting Solutions joint venture
During 2014, Ashland, in conjunction with its partner, initiated a process to sell the ASK Chemicals GmbH (ASK) joint venture, in which Ashland had 50% ownership. As part of the sale process, Ashland determined during 2014 that the fair value of its investment in the ASK joint venture was less than the carrying value and that an other than temporary impairment had occurred. As a result, Ashland recognized an impairment charge of $50 million related to its investment in the ASK joint venture. The charge was recognized within the equity and other income caption of the Statements of Consolidated Comprehensive Income.
In April 2014, Ashland, and its partner, announced that they had entered into a definitive agreement to sell the ASK joint venture to investment funds affiliated with Rhône Capital, LLC (Rhône), a London and New York-based private equity investment firm. Total pre-tax proceeds to the sellers was $205 million, which included $176 million in cash and a $29 million note from Rhône due in calendar year 2022. Ashland and its partner completed the sale to Rhône on June 30, 2014 and proceeds were split evenly between Ashland and its partner under the terms of the 50/50 joint venture.
Elastomers
During 2013, Ashland announced that a formal sale process was ongoing for the Elastomers division within Performance Materials. On October 9, 2014, Ashland entered into a definitive agreement to sell the Elastomers division to Lion Copolymer

Holdings, LLC. The transaction is expected to close by December 31, 2014, contingent on certain customary regulatory approvals and standard closing conditions.
Global restructuring
Ashland initiated a global restructuring of its businesses in 2014 to enhance profitability through streamlined operations and an improved overall cost structure. The following highlights the key programs initiated.
Business realignment
Subsequent to the sale of Water Technologies, Ashland’s businesses are now managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline. Specialty Ingredients is organized into two divisions: Consumer Specialties and Industrial Specialties, with adhesives joining the Industrial Specialties division, moving over from Performance Materials. This will enable Ashland to provide higher levels of customization and service demanded by the adhesives market. Also as part of the realignment, Specialty Ingredients moved from a global to regional structure, providing increased customer focus for North America, Europe, Asia Pacific and Latin America.
Performance Materials is now comprised of three divisions: 1) Intermediates/Solvents, which moved over from Specialty Ingredients and will serve both Ashland’s internal butanediol needs as well as the merchant market; 2) Composites, which will serve construction, transportation, marine and other markets; and 3) Elastomers, which primarily serves the North American replacement tire market.
Within Valvoline, the restructuring plan is focused on reducing costs and improving margins, with a goal of growing EBITDA margin.
Cost reduction program
During 2014, Ashland initiated a global restructuring program to streamline the resources used across the organization and eliminate remaining stranded costs from the Water Technologies divestiture. As part of this global restructuring program, Ashland initiated a voluntary severance offer (VSO) in January 2014 to certain U.S. employees. Approximately 400 employees were formally approved for the VSO. An involuntary program for employees was also initiated as part of the global restructuring program. The VSO and involuntary programs resulted in expense of $95 million being recognized during 2014, with $13 million being recorded within the cost of sales caption and $82 million being recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. In addition, asset impairment and accelerated depreciation charges of $36 million and $12 million of other restructuring and integration costs were incurred during 2014. See Note E of the Notes to Consolidated Financial Statements for further information.
The global restructuring program is expected to improve operational performance while recognizing significant annualized cost savings. Ashland’s global restructuring program, which is targeting $200 million in cost savings remains on track to be substantially complete by the end of the second quarter of fiscal 2015. Over half of the annualized run-rate savings have been realized through 2014. Among these achievements:

•	More than 80% of the previously announced 800 job eliminations have been completed with the remainder substantially completed by the end of the second fiscal quarter of 2015.

•	Ashland’s previously centralized supply chain organization has been integrated into the commercial units, optimizing the level of support needed to serve the varying needs of customers and markets.

•	Regional business teams in Europe, Asia Pacific and Latin America have been realigned to provide better service and value to customers.

•	Relocation of certain positions to low-cost centers of excellence has continued to progress.
Specific business programs
In addition to the corporate restructuring programs previously identified, each business periodically initiates its own specific restructuring programs based on smaller scale acquisitions and divestitures within its own business or based on the prevailing economic environment within the markets or industries it serves. These programs are disclosed by each business in further detail within the “Reportable Segment” discussion section as deemed applicable.
Stock programs
Stock repurchase programs
During 2014, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. This new authorization replaced Ashland’s previous $600 million share repurchase authorization, approved in May 2013, which had $450 million remaining. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2015.
As part of the $1.35 billion common stock repurchase program, Ashland announced that it has entered into accelerated share repurchase agreements (2014 ASR Agreements) with each of Deutsche Bank AG, London Branch (Deutsche Bank), and JPMorgan Chase Bank, N.A. (JPMorgan), to repurchase an aggregate of $750 million of Ashland's common stock. Under the 2014 ASR Agreements, Ashland paid an initial purchase price of $750 million, split evenly between the financial institutions. As of September 30, 2014, Ashland received an initial delivery of approximately 5.9 million shares of common stock under the 2014 ASR Agreements. The 2014 ASR Agreements have a variable maturity, at the financial institutions option, with a scheduled termination date of no later than June 30, 2015.
In addition, Ashland also announced that it had entered into an agreement with each of Deutsche Bank Securities and JPMorgan to repurchase an aggregate of $250 million of Ashland's common stock. Under the terms of the agreement, the financial institutions will purchase a pre-determined number of shares on various trading days dependent upon Ashland's prevailing stock price on that date. The term of the agreements is through June 30, 2015. As of September 30, 2014, Ashland paid $124 million and received 1.2 million shares of common stock under the agreements.
Under the $1.35 billion common stock repurchase program, Ashland also entered into and completed a $125 million prepaid variable share repurchase agreement during 2014. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $105.22 per share. Ashland received 0.8 million shares and $45 million in cash for the unused portion of the $125 million prepayment, for a net cash outlay of $80 million. As of November 21, 2014, Ashland has retired approximately 9.0 million shares under the current share repurchase authorization.
Financing activities
Accounts receivable securitization
On July 28, 2014, the available funding for qualifying receivables under the 2012 account receivable securitization facility was reduced from $350 million to $275 million due to the elimination of Water Technologies as a participant in the accounts receivable securitization. No other significant terms of the agreement were amended.
Credit ratings
During 2014, Ashland’s corporate credit ratings remained unchanged at BB by Standard & Poor’s and Ba1 by Moody’s Investor Services.  At September 30, 2014, Standard & Poor’s and Moody’s Investor Services both rated Ashland’s outlook as stable.  Ashland’s ability to access capital markets to provide liquidity has remained largely unchanged as a result of the stable ratings; however, improvements in the credit markets and Ashland’s financial performance has allowed, and should continue in the future to allow, Ashland to borrow on more favorable terms, including less restrictive covenants and lower interest rates.

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
Consolidated review
Net income
Ashland’s net income amounted to $233 million in 2014, $683 million in 2013 and $26 million in 2012, or $3.00, $8.57 and $0.33 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.  Operating income includes Ashland’s adjustment for the immediate recognition of the change in the fair value of the plan assets and net actuarial gains and losses annually for defined benefit pension plans and other postretirement benefit plans each fiscal year.  See “Critical Accounting Policies” for additional details regarding Ashland’s accounting policies for benefit plan obligations.
Income from continuing operations, which excludes results from discontinued operations, amounted to $72 million in 2014, $553 million in 2013 and $14 million in 2012, or $0.93, $6.95 and $0.17 diluted earnings per share, respectively.  Operating income was $46 million, $1,039 million and $281 million during 2014, 2013 and 2012, respectively.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $166 million, $282 million and $317 million during 2014, 2013 and 2012, respectively.  Certain charges associated with debt refinancing activity impacted 2013 and 2012. For further information on the items reported within this caption, see the “net interest and other financing expense” caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
The effective income tax benefit rate of 162.1% for 2014, income tax expense rate of 26.2% for 2013, and the income tax benefit rate of 132.6% for 2012, were significantly affected by a number of discrete items discussed in further detail within the “income tax expense (benefit)” caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in income of $161 million, $130 million and $12 million during 2014, 2013 and 2012, respectively.  The results each year include the direct operating results of the Water Technologies business (2014 also includes the gain on the sale), updates to the asbestos liability and receivable models as well as other activity associated with previously divested businesses. For further information on items reported within this caption, see the “discontinued operations” caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Operating income amounted to $46 million, $1,039 million and $281 million in 2014, 2013 and 2012, respectively.  Operating income for each period is significantly affected by the immediate recognition from the change in the fair value of the plan assets and net gains and losses for defined benefit pension plans and other postretirement benefit plans, and resulted in expense of $438 million in 2014, income of $417 million in 2013 and expense of $406 million in 2012, respectively.
Operating income results in 2014 included $438 million of key items related to the pension and other postretirement plan remeasurement net losses. The current period also included $147 million of restructuring and integration costs (including $17 million of accelerated depreciation and $19 million in asset impairment charges related to a foreign operation), a $50 million impairment charge related to the ASK joint venture equity investment, two $5 million charges for a foreign tax indemnification receivable adjustment and a legal reserve charge, a $13 million net environmental charge related to previously divested businesses, and a $13 million impairment charge related to certain in-process research and development (IPR&D) assets associated with the acquisition of International Specialty Products Inc. (ISP) in 2011.
Operating income results in 2013 included income of $417 million for the pension and other postretirement plan remeasurement, a $22 million gain resulting from Ashland’s settlement of an insurance claim, a $13 million gain resulting from Ashland’s settlement of a customer claim, $29 million of other restructuring and ISP integration costs, a $16 million net environmental charge related to previously divested businesses and a $41 million total impairment charge related to certain IPR&D assets. The results in 2013 also included a $31 million inventory charge for certain guar-based products.
Operating income results in 2012 included expense of $406 million for the pension and other postretirement plan remeasurement, $83 million in restructuring and other integration costs, which consisted of a $20 million lease abandonment charge related to the closure of a corporate facility, $23 million of ISP integration costs, a $13 million charge related to the abandonment of a construction project for a multi-purpose facility, as well as $27 million for severance and restructuring charges from Ashland’s ongoing stranded cost and ISP integration programs. Results for 2012 also included an $8 million net environmental charge related to businesses previously owned by Ashland. In addition, operating income in 2012 included noncash charges of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition. The results in 2012 also included a $13 million impairment charge related to certain IPR&D assets.
Operating income for 2014, 2013 and 2012 included depreciation and amortization of $357 million, $354 million and $355 million, respectively, (which excludes asset impairment charges and accelerated depreciation of $36 million, $2 million and $4 million, respectively, for each year).  EBITDA totaled $568 million, $1,515 million and $641 million for 2014, 2013 and 2012, respectively.  Adjusted EBITDA results in the following table have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items since management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

(In millions)	2014	2013	2012
Net income	$233	$683	$26
Income tax expense (benefit)	(188)	196	(57)
Net interest and other financing expense	166	282	317
Depreciation and amortization (a)	357	354	355
EBITDA	568	1,515	641
Income from discontinued operations (net of taxes)	(161)	(130)	(12)
Losses (gain) on pension and other postretirement plan remeasurement (b)	438	(417)	406
Restructuring and other integration costs	111	29	83
Impairment of ASK joint venture	50	—	—
Environmental reserve adjustments	13	16	8
Impairment of IPR&D assets	13	41	13
Asset impairment and accelerated depreciation	36	2	4
Foreign tax indemnification receivable adjustment	5	—	—
Legal reserve charge	5	—	—
Insurance settlement	—	(22)	—
Settled claim	—	(13)	—
Net loss on divestitures	—	14	4
Inventory fair value adjustment	—	—	28
Other	—	2	—
Adjusted EBITDA	$1,078	$1,037	$1,175

(a)	Excludes $36 million, $2 million and $4 million of asset impairment charges and accelerated depreciation during 2014, 2013 and 2012, respectively.

(b)	For supplemental information on the components of this adjustment, see page M-28 within the MD&A - Critical Accounting Policies - Employee benefit obligations.

Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the years ended September 30, 2014, 2013 and 2012.

				2014	2013
(In millions)	2014	2013	2012	change	change
Sales	$6,121	$6,091	$6,472	$30	$(381)

Sales for 2014 increased $30 million compared to 2013 primarily due to a combined change in volume and product mix which increased sales by $110 million, or 2%. Favorable currency exchange increased sales by $8 million. These increases were partially offset by pricing declines of $88 million, or 1%, primarily within the Performance Materials and Specialty Ingredients reportable segments
Sales for 2013 decreased $381 million, or 6%, compared to 2012 primarily as a result of pricing declines which decreased sales by $221 million, or 3%. Changes in product mix and volume combined to decrease sales by $130 million, or 2%. The 2012 divestiture of the polyvinyl acetate homopolymer and copolymer group (PVAc) within the Specialty Ingredients reportable segment reduced sales by $11 million and unfavorable currency exchange decreased sales by $19 million.

				2014	2013
(In millions)	2014	2013	2012	change	change
Cost of sales	$4,605	$4,304	$4,813	$301	$(509)
Gross profit as a percent of sales	24.8%	29.3%	25.6%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, net losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.
The following table provides a reconciliation of the changes in cost of sales between fiscal years 2014 and 2013 and between fiscal years 2013 and 2012.

(In millions)	2014 change	2013 change
Pension and other postretirement benefit plans expense (income) (including remeasurements)	$269	$(248)
Production costs	(70)	(157)
Volumes and product mix	80	(81)
Divestitures	—	(10)
Currency exchange	4	(12)
Inventory charges	(51)	51
Insurance claim settlement	22	(22)
Inventory fair value assessment noncash charge	—	(28)
Severance	13	—
Asset impairment and accelerated depreciation	34	(2)
Change in cost of sales	$301	$(509)
Cost of sales for 2014 increased $301 million, or 7%, compared to 2013 primarily due to increased expense of $269 million related to the pension and other postretirement plans' remeasurement losses in 2014 compared to the gain in 2013. Lower costs decreased cost of sales $70 million while higher volume and product mix resulted in an increase of $80 million. The current period also includes $49 million of costs associated with plant closures, which includes $17 million of accelerated depreciation within the Performance Materials reportable segment and $19 million of asset impairment charges within the Specialty Ingredients reportable segment. Currency exchange caused an increase of $4 million. The prior period included a $51 million inventory charge for certain guar-based products and inventory adjustments within Elastomers, a $22 million gain resulting from Ashland’s settlement of an insurance claim, and $2 million of accelerated depreciation.
Cost of sales for 2013 decreased $509 million, or 11%, compared to 2012 primarily due to increased income of $248 million related to the pension and other postretirement plans' remeasurement gain in 2013 compared to the loss in 2012. Lower costs decreased cost of sales $157 million, or 3%, while changes in product mix and volume combined to cause a decrease of $81 million. The divestiture of the PVAc group within the Specialty Ingredients reportable segment in 2012 caused a decrease of $10 million. Currency exchange caused a decrease of $12 million. As previously discussed, cost of sales for 2013 included a $51 million inventory charge for certain guar-based products and inventory adjustments within Elastomers and a $22 million gain resulting from Ashland’s settlement of an insurance claim. Cost of sales during 2012 included a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition.

				2014	2013
(In millions)	2014	2013	2012	change	change
Selling, general and administrative expense	$1,358	$670	$1,327	$688	$(657)
As a percent of sales	22.2%	11.0%	20.5%

Selling, general and administrative expense for 2014 increased 103% compared to 2013, while expenses as a percent of sales increased 11.2 percentage points.  The increase was substantially related to the fluctuation in adjustments from the net gains and losses for pension and postretirement benefit plans, which resulted in a $590 million increase in expense compared to the prior year (loss of $301 million in 2014 and gain of $289 million in 2013). Other pension and other postretirement benefit plans income also decreased by $9 million compared to 2013. The current and prior year also included expense of $98 million and $29 million, respectively, for severance, restructuring and integration charges, in addition to expense of $29 million and $22 million, respectively, for environmental reserve adjustments.
Excluding the items mentioned that effected comparability in 2014 and 2013, selling, general and administrative expense increased due to increased incentive compensation of approximately $50 million, partially offset by approximately $40 million in cost savings from the 2014 global restructuring program.
Selling, general and administrative expense for 2013 decreased 50% compared to 2012, as expenses as a percent of sales decreased 9.5 percentage points.  The significant decline was substantially related to the fluctuation in adjustments from the net gains and losses for pension and other postretirement benefit plans, which resulted in a $585 million decline compared to 2012 (income of $289 million in 2013 and loss of $296 million in 2012). Other pension and postretirement benefit plans income increased by $25 million compared to 2012. Additional expenses impacting the comparability of 2013 compared to 2012 included expense of $29 million and $78 million, respectively, for severance, restructuring and integration charges, in addition to expense of $22 million and $14 million, respectively, for environmental reserve adjustments. In addition, incentive compensation decreased by $28 million in 2013 compared to 2012.

				2014	2013
(In millions)	2014	2013	2012	change	change
Research and development expense	$114	$142	$104	$(28)	$38

Research and development expenses during 2014 decreased $28 million as compared to 2013. The current and prior year included impairment charges of $13 million and $41 million, respectively, related to certain IPR&D assets associated with the acquisition of ISP.
Research and development expenses for 2013 increased $38 million as compared to 2012 due to a $41 million impairment charge during 2013 related to certain IPR&D assets associated with the acquisition of ISP.

				2014	2013
(In millions)	2014	2013	2012	change	change
Equity and other income (loss)
Equity income (loss)	$(25)	$26	$34	$(51)	$(8)
Other income	27	38	19	(11)	19
	$2	$64	$53	$(62)	$11

Total equity and other income decreased 97% during 2014 compared to 2013.  Equity income (loss) declined $51 million in the current year primarily due to a $50 million impairment charge during the current year within the ASK joint venture equity investment. The decrease in other income during the current year is primarily due to a gain in the prior year of $13 million resulting from Ashland’s settlement of a claim related to sales commissions and receivables within the Specialty Ingredients reportable segment. These decreases were partially offset by income of $8 million from a favorable arbitration ruling on a commercial contract within the Valvoline reportable segment during 2014.
Total equity and other income increased 21% during 2013 compared to 2012.  Equity income declined $8 million during 2013 primarily due to lower operating results from joint ventures within the Specialty Ingredients and Performance Materials reportable segments. The increase in other income in 2013 compared to 2012 is primarily due to a gain of $13 million resulting from Ashland’s settlement of a claim related to sales commissions and receivables within the Specialty Ingredients reportable segment.

				2014	2013
(In millions)	2014	2013	2012	change	change
Net interest and other financing expense (income)
Interest expense	$163	$273	$251	$(110)	$22
Interest income	(6)	(4)	(8)	(2)	4
Other financing costs	9	13	74	(4)	(61)
	$166	$282	$317	$(116)	$(35)

Interest expense and other financing costs, excluding interest income, declined $114 million in 2014 compared to 2013. The prior year had significant charges included within the interest expense captions. During 2013, interest expense included a $47 million charge for the accelerated amortization of debt issuance and other costs resulting from the repayment of the 2011 Senior Credit Facility, as well as a $52 million charge resulting from the termination of the interest rate swap agreements associated with the 2011 Senior Credit Facility. The 2013 period also included a $3 million charge for debt issuance costs and the original issue discount from certain instruments, as well as a $4 million charge related to an early redemption premium payment, both resulting from Ashland’s repayment of the remaining 9.125% senior notes during 2013. Excluding these charges of $106 million during 2013, interest expense and other financing costs declined $8 million during 2014 primarily due to a lower outstanding debt balance for most of 2014 compared to 2013.
Interest expense and other financing costs, excluding interest income, declined $39 million in 2013 compared to 2012. Both periods had significant charges included within the interest expense captions. Compared to the interest charges during 2013 discussed previously, interest expense for 2012 included $97 million of accelerated amortization of deferred debt issuance costs and prepayment penalties associated with the early payoff of the 9.125% senior notes, as well as the prepayment of $350 million of principal on Ashland's term loan B facility. Excluding these charges in both years, interest expense declined $48 million primarily due to a lower outstanding debt balance, as total debt outstanding at September 30, 2013 and 2012 was $3,267 million and $3,590 million, respectively. In addition, the decline in interest expense and other financing costs was partially related to the lower weighted-average interest rate during 2013 of 4.3%, which was a 60 basis point decline from 2012, primarily resulting from Ashland’s repayment of the 2011 Senior Credit Facility and the remaining 9.125% senior notes.

				2014	2013
(In millions)	2014	2013	2012	change	change
Net gain (loss) on divestitures
PVAc divestiture	$—	$1	$2	$(1)	$(1)
MAP Transaction adjustments	4	(8)	(8)	12	—
Other	—	(1)	(1)	1	—
	$4	$(8)	$(7)	$12	$(1)

Net gain on divestitures during 2014 includes a gain resulting from the receipt of a tax credit reimbursement and other subsequent adjustments related to the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction) for certain state tax attributes.
Net loss on divestitures during 2013 includes a $14 million expense settlement and several favorable tax adjustments related to the MAP Transaction.
Net loss on divestitures during 2012 includes a gain of $2 million resulting from the sale of Ashland’s PVAc group previously included within the Specialty Ingredients reportable segment and an $8 million loss for subsequent adjustments to the MAP Transaction.

				2014	2013
(In millions)	2014	2013	2012	change	change
Income tax expense (benefit)	$(188)	$196	$(57)	$(384)	$253
Effective tax rate	(162.1)%	26.2%	(132.6)%
Effective tax rate (excluding key items)	19.9%	21.9%	25.3%

Income tax benefit for 2014 included a net tax benefit of $223 million recorded on net pretax charges of $671 million related to restructuring and other integration costs, pension and other postretirement plan costs, environmental reserves, a foreign tax indemnification receivable adjustment, impairments related to the investment in the ASK joint venture and certain IPR&D assets, and a reserve for legal costs.
During the quarter ended September 30, 2014, as a result of an updated analysis of future cash needs in the U.S. and opportunities for investment outside the U.S., including the use of proceeds from the Water Technologies sale, Ashland changed its assertion related to the historical earnings of certain subsidiaries, and reversed deferred tax liabilities of $168 million, resulting in a tax benefit in 2014.  With the exception of certain investments primarily in which Ashland has an ownership percentage of 50% or less, Ashland asserts that all other foreign earnings will be indefinitely reinvested and it will continue to monitor its assertion related to foreign earnings based upon cash requirements within and outside the U.S. In addition, 2014 included a charge of $39 million for taxes associated with the sale of shares of subsidiaries included in the sale of the Water Technologies business, net charges of $32 million for uncertain tax positions and related matters, a charge of $14 million for a foreign income tax rate change and other net discrete item charges of $7 million primarily related to changes in valuation allowances.
Income tax expense for 2013 included $156 million of tax expense recorded on the $417 million pension and other postretirement benefit plan remeasurement gain, a $33 million tax benefit related to charges totaling $99 million from an interest rate swap agreement termination and accelerated amortization of debt issuance and other costs, a zero benefit recorded on the MAP Transaction charge of $14 million and a net benefit of $16 million primarily attributable to a foreign income tax rate change.
Income tax benefit for 2012 included a $154 million benefit recorded on the $406 million pension and other postretirement benefit plan remeasurement loss, a $34 million benefit recorded on $97 million of charges incurred for early payment of certain debt instruments, tax benefits of $43 million associated with other key item charges of $140 million, which are detailed in the Adjusted EBITDA table on page M-6, tax expense of $41 million to establish state valuation allowances and a tax benefit of $15 million for deferred tax adjustments related to ongoing international restructuring efforts. The state valuation allowance of $41 million was established primarily as a result of the $406 million pension and postretirement charge, which moved Ashland into a cumulative three year pretax loss position in certain state tax jurisdictions. The $15 million international restructuring amount will not be a recurring benefit in future years.

				2014	2013
(In millions)	2014	2013	2012	change	change
Income (loss) from discontinued operations
(net of taxes)
Water Technologies	$151	$124	$24	$27	$100
Distribution	—	(6)	(11)	6	5
Asbestos-related litigation reserves	6	2	(1)	4	3
APAC	4	10	—	(6)	10
	$161	$130	$12	$31	$118

The 2014 period includes an after-tax gain of $92 million on the sale of Water Technologies and ten months of Water Technologies' operating results as compared to a full year of operating results for 2013 and 2012 as a result of the July 31, 2014 sale of the Water Technologies business to CD&R. Water Technologies sales for 2014, 2013, and 2012 included in discontinued operations were $1,475 million, $1,722 million, and $1,734 million, respectively. Gross profit margin, on a comparable and adjusted basis, was 35.0%, 33.7%, and 31.6%, respectively. On a comparable and adjusted basis the operating income for Water Technologies during 2014, 2013 and 2012 were $111 million, $92 million, and $76 million, respectively.
The reported results for Water Technologies in 2014 included $29 million from depreciation and amortization that was recorded before the announced definitive agreement signed in February 2014. Due to Water Technologies designation as held for sale within the Consolidated Balance Sheets, no future depreciation or amortization was recorded. Additionally, 2014, 2013, and 2012 reported results included a loss of $19 million, a gain of $81 million, and a loss of $87 million, respectively for pension and other postretirement plan remeasurement net losses or gains, which is discussed further in Note M of the Notes to the Consolidated Financial Statements. Also, the prior year period included an $11 million charge for restructuring.
The operational results for income from discontinued operations for each year also includes favorable net adjustments (after-tax) to the asbestos reserve and related receivables of $6 million and $2 million in 2014 and 2013, respectively, and an unfavorable adjustment (after-tax) of $1 million in 2012, as well as subsequent environmental and tax adjustments to the previously divested businesses of Ashland Distribution (Distribution) and Ashland Paving And Construction, Inc. (APAC).

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Subsequent to the sale of Water Technologies on July 31, 2014, Ashland’s businesses are now managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline, (formerly Ashland Consumer Markets). As a result of the business realignment in the current year, Specialty Ingredients is organized into two divisions: Consumer Specialties and Industrial Specialties, with adhesives joining the Industrial Specialties division, moving over from Performance Materials. This will enable Ashland to provide higher levels of customization and service demanded by the adhesives market. Also as part of the realignment, Specialty Ingredients moved from a global to regional structure, providing increased customer focus for North America, Europe, Asia Pacific and Latin America.
Performance Materials is now comprised of three divisions: 1) Intermediates/Solvents, which moved over from Specialty Ingredients and serves both Ashland’s internal butanediol needs as well as the merchant market; 2) Composites, which serves construction, transportation, marine and other markets; and 3) Elastomers, which primarily serves the North American replacement tire market.
As part of this new realignment, historical financial results for both the Specialty Ingredients and Performance Materials reportable segments have been revised to account for this new alignment.
The business realignment during 2014 did not affect the Valvoline business, as it has remained unchanged compared to prior year periods.
Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as certain restructuring plans described in Note E of Notes to Consolidated Financial Statements, and other costs or adjustments that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
The EBITDA and Adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each reportable segment.  Each of these non-GAAP measures is defined as follows:  EBITDA (operating income plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), and Adjusted EBITDA margin (Adjusted EBITDA, which may include pro forma adjustments, divided by sales or sales adjusted for pro forma results).  Ashland does not allocate items to each reportable segment below operating income, such as interest expense and income taxes.  As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable U.S. GAAP measure.
The following table shows sales, operating income and statistical operating information by reportable segment for each of the last three years ended September 30.

(In millions)	2014	2013	2012
Sales
Specialty Ingredients	$2,498	$2,478	$2,699
Performance Materials	1,582	1,617	1,739
Valvoline	2,041	1,996	2,034
	$6,121	$6,091	$6,472
Operating income (loss)
Specialty Ingredients	$253	$243	$399
Performance Materials	7	106	157
Valvoline	323	295	236
Unallocated and other	(537)	395	(511)
	$46	$1,039	$281
Depreciation and amortization
Specialty Ingredients	$262	$242	$243
Performance Materials	91	75	74
Valvoline	37	35	36
Unallocated and other	3	4	6
	$393	$356	$359
Operating information
Specialty Ingredients (a)
Sales per shipping day	$9.9	$9.8	$10.7
Metric tons sold (thousands)	355.2	336.1	347.2
Gross profit as a percent of sales	31.2%	30.8%	33.6%
Performance Materials (a)
Sales per shipping day	$6.3	$6.4	$6.9
Metric tons sold (thousands)	591.1	582.8	592.2
Gross profit as a percent of sales	13.1%	14.9%	17.2%
Valvoline (a)
Lubricant sales gallons	162.6	158.4	158.7
Premium lubricants (percent of U.S. branded volumes)	37.1%	33.6%	30.3%
Gross profit as a percent of sales	31.8%	31.6%	27.1%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales, less cost of sales.
Specialty Ingredients
Specialty Ingredients is a global leader of cellulose ethers and vinyl pyrrolidones. It offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Specialty Ingredients uses natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, as well as acrylic and polyurethane-based adhesives. Specialty Ingredients includes two divisions; Consumer Specialties and Industrial Specialties that offer comprehensive and innovative solutions for today’s demanding consumer and industrial applications. Key customers include: pharmaceutical companies; makers of personal care products, food and beverages; manufacturers of paint, coatings and construction materials; packaging and converting; and oilfield service companies.
In January 2012, Ashland completed the sale of its PVAc group previously included within the Specialty Ingredients reportable segment to Celanese Corporation.  Annual sales of the business were approximately $45 million.  Total net assets related to this business totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The sale included the transfer of the PVAc group, inventory and related technology, but did not include any real estate or manufacturing facilities.  Ashland’s PVAc group included two brands, Flexbond™ and Vinac™ emulsions.
2014 compared to 2013
Specialty Ingredients’ sales increased $20 million, or 1%, to $2,498 million in 2014 compared to $2,478 million in 2013. Excluding the effect of guar products, sales increased by $85 million with volume and mix combined increasing sales by $80 million and currency exchange increasing sales by $19 million. These increases were partially offset by pricing which decreased sales by $14 million. Guar product sales decreased $65 million compared to 2013 as guar powder sales declined by $77 million.
Gross profit during 2014 increased $16 million compared to 2013.  The current year includes a $19 million impairment charge related to a foreign operation. The prior year included a $31 million loss on guar inventory, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim. Volume and product mix combined to increase gross profit by $17 million while improved sales pricing compared to costs resulted in a net favorable impact of $2 million. In addition, favorable currency exchange increased gross profit by $7 million.  In total, gross profit margin during 2014 increased 0.4 percentage points to 31.2% compared to 2013.
Selling, general and administrative expense (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $12 million, or 2%, during 2014 as compared to 2013. Research and development expenses decreased by $27 million primarily due to the prior year including $41 million of noncash impairment charges related to certain IPR&D assets compared to $13 million in 2014. This decrease was partially offset by increased corporate resource costs of $14 million. Equity and other income decreased $18 million in 2014 compared to 2013 primarily due to income of $13 million recorded during 2013 to resolve a claim, as well as $5 million of a decrease in equity income and other items.
Operating income totaled $253 million for the current year compared to $243 million in 2013.  EBITDA increased $11 million to $496 million in 2014.  Adjusted EBITDA increased $38 million to $529 million in 2014.  Adjusted EBITDA margin increased 1.4 percentage points in 2014 to 21.2%.
2013 compared to 2012
Specialty Ingredients’ sales decreased $221 million, or 8%, to $2,478 million in 2013 compared to $2,699 million in 2012, primarily due to result volume and change in product mix which combined to decrease sales by $116 million, or 4%, during 2013 compared to 2012. Lower pricing decreased sales $80 million, or 3%.  The decline in pricing was principally within the energy market where significant price declines occurred as a result of much weaker demand in the current year for certain guar products. Unfavorable currency exchange decreased sales $14 million, while the sale of Ashland's PVAc group reduced sales by $11 million.
Gross profit during 2013 decreased $142 million compared to 2012.  Gross profit in 2013 included a $31 million loss on certain guar inventory, as well as a $22 million gain resulting from Ashland’s settlement of an insurance claim, while 2012 included a noncash charge of $28 million related to the fair value assessment of inventory acquired from ISP at the date of acquisition. Increased costs and lower prices resulted in gross profit decline of $96 million, while volume and product mix combined to decrease gross profit by $57 million. Unfavorable currency exchange decreased gross profit by $6 million. The sale of Ashland's PVAc group decreased gross profit by $2 million.  In total, gross profit margin during 2013 decreased 2.8 percentage points to 30.8% compared to 2012.
During 2013, Specialty Ingredients’ guar products incurred an approximately $190 million decline in gross profit compared to the prior year due to a $31 million loss on lower pricing in the prior year, lower margins as a result of improved guar supply and reduced customer stocking levels. The higher cost guar powder products during 2012 also caused certain customers during the current year to search for alternative, lower cost products and to buy directly from suppliers.
Selling, general and administrative expense increased $25 million, or 5%, during 2013 as compared to 2012, primarily due to increased research and development expense of $32 million, which included $41 million and $13 million in noncash impairment charges for 2013 and 2012, respectively, related to certain IPR&D assets purchased as part of the acquisition of International Specialty Products Inc. (ISP) during 2011. Equity and other income increased $11 million in 2013 compared to 2012 primarily due to income of $13 million recorded during 2013 to resolve a claim.
Operating income totaled $243 million during 2013 compared to $399 million in 2012.  EBITDA decreased $157 million to $485 million in 2013.  Adjusted EBITDA decreased $192 million to $491 million in 2013.  Adjusted EBITDA margin decreased 5.5 percentage points in 2013 to 19.8%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three annual periods is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.  The $13 million charge during 2014, $41 million charge during 2013, and $13 million charge during 2012 related to impairment charges for certain IPR&D assets associated with the acquisition of ISP during 2011. The $19 million charge during 2014 related to the impairment of a foreign operation. The $13 million adjustment during 2013 related to Ashland’s settlement of a customer claim. The $22 million adjustment during 2013 related to a gain resulting from Ashland’s settlement of an insurance claim. The inventory fair value adjustment of $28 million during 2012 related to the portion of acquired inventory sold during the period that was recorded at fair value in conjunction with the acquisition of ISP during 2011.

	September 30
(In millions)	2014	2013	2012
Operating income	$253	$243	$399
Depreciation and amortization (a)	243	242	243
EBITDA	496	485	642
Impairment of IPR&D assets	13	41	13
Asset impairment	19	—	—
Environmental reserve adjustment	1	—	—
Settled claim	—	(13)	—
Insurance settlement	—	(22)	—
Inventory fair value adjustment	—	—	28
Adjusted EBITDA	$529	$491	$683

(a)	Excludes $19 million of asset impairment charges during 2014.

Performance Materials
Performance Materials comprises three divisions; Composites, Intermediates/Solvents, and Elastomers. Performance Materials is a leader in each of the markets it serves. Performance Materials is the global leader in unsaturated polyester resins and vinyl ester resins and has leading positions in gelcoats, maleic anhydride, butanediol, tetrahydrofuran, n-methylpyrolidone, emulsion styrene butadiene rubber, and other intermediates and solvents. Key customers include: manufacturers of residential and commercial building products; infrastructure engineers; wind blade and pipe manufacturers; auto, truck and tire makers; boatbuilders; adhesives, engineered plastics, and electronic producers; and specialty chemical manufacturers. The Performance Materials commercial unit also provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture, which was sold on June 30, 2014. See Note B in the Notes to Consolidated Financial Statements for information on the divestiture of this investment.
Subsequent to the end of 2014, on October 9, 2014, Ashland entered into a definitive agreement to sell the Elastomers division to Lion Copolymer Holdings, LLC. The transaction is expected to close by December 31, 2014, contingent on certain customary regulatory approvals and standard closing conditions.
2014 compared to 2013
Performance Materials’ sales decreased 2% to $1,582 million in 2014 compared to $1,617 million in 2013.  Lower product pricing decreased sales $41 million, or 3%, and changes in product mix decreased sales by $11 million. Volume increased sales by $17 million as metric tons sold increased to 591.1 thousand metric tons.
Gross profit decreased $34 million in 2014 compared to 2013.  The current year and prior year include $30 million and $2 million, respectively, of costs associated with plant closures. The current year plant closure costs are associated with the global restructuring program implemented in 2014 while the prior year plant closure charges were incurred as part of the ongoing stranded cost and ISP integration programs. In addition, the prior year included a $20 million inventory charge in the Elastomers division. Pricing declines during 2014, primarily within the Intermediates/Solvents division, reduced gross profit by $25 million. Volume and changes in product mix combined to decrease gross profit by $2 million, while favorable currency exchange increased gross profit by $1 million. In total, gross profit margin during 2014 decreased 1.8 percentage points to 13.1%, as compared to 2013.
Selling, general and administrative expense increased $16 million, or 11%, during 2014 compared to 2013, primarily due to increased incentive compensation of $5 million and corporate resource costs of $9 million, as well as a $5 million legal reserve charge, partially offset by decreases in employee expenses of $3 million. Equity and other income decreased $49 million during 2014 compared to 2013, primarily due to a $50 million impairment charge for the ASK joint venture equity investment during the current year.
Operating income totaled $7 million in 2014 compared to $106 million in 2013.  EBITDA decreased $98 million to $81 million in 2014.  Adjusted EBITDA decreased $15 million to $166 million in 2014.  Adjusted EBITDA margin decreased 0.7 percentage points to 10.5% in 2014.
2013 compared to 2012
Performance Materials’ sales decreased 7% to $1,617 million in 2013 compared to $1,739 million in 2012. Lower product pricing decreased sales $89 million, or 5%, primarily due to price declines in the Elastomers and Intermediates/Solvents divisions. Volume decreased sales by $20 million as metric tons sold increased to 582.8 thousand. Change in product mix and unfavorable currency decreased sales $8 million and $5 million, respectively.

Gross profit decreased $58 million in 2013 compared to 2012. Included in 2013 is a $20 million inventory charge in the Elastomers division and accelerated depreciation charges of $2 million related to plant closures. These plant closure charges were incurred as part of the ongoing stranded cost and ISP integration programs. Pricing reduced gross profit by $35 million, while volume and changes in product mix combined to decrease gross profit by $1 million.  In total, gross profit margin during 2013 decreased 2.3 percentage points to 14.9% as compared to 2012.
During 2013, the Elastomers division reported an approximate $50 million decline in gross profit compared to the strong performance in 2012, as price increases were not sufficient to recover previous margin levels due to the fluctuating price of its key raw material butadiene, as well as the inventory charge of $20 million previously mentioned.
Selling, general and administrative expense decreased $7 million, or 4%, during 2013 compared to 2012, primarily due to decreased incentive compensation and bad debt expense. Equity and other income was unchanged between 2013 and 2012.
Operating income totaled $106 million in 2013 compared to $157 million in 2012. EBITDA decreased $49 million to $179 million in 2013. Adjusted EBITDA decreased $58 million to $181 million in 2013. Adjusted EBITDA margin decreased 2.5 percentage points to 11.2% in 2013.
Out-of-Period Adjustments
In fiscal year 2013, Ashland identified an error in the application of lower-of-cost-or-market ("LCM") valuation principles to the inventory of the Elastomers division. As a result, fiscal year 2013 results included out-of-period inventory valuation charges related to the Elastomers division of approximately $20 million, of which $8 million related to fiscal year 2013 and $12 million related to fiscal year 2012. Ashland concluded that the out-of-period inventory valuation charges related to the Elastomers division were immaterial when considered from both a quantitative and a qualitative perspective.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation for the three annual periods is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The $50 million charge during 2014 related to the impairment of the ASK joint venture equity investment. The $13 million and $17 million of severance and accelerated depreciation, respectively, during 2014 related to the current year global restructuring program. The $2 million and $4 million of accelerated depreciation and other plant closure costs in 2013 and 2012, respectively, and $7 million of severance during 2012 were incurred as part of the ongoing stranded cost and ISP integration programs. The $5 million during 2014 relates to a legal reserve charge.

	September 30
(In millions)	2014	2013	2012
Operating income	$7	$106	$157
Depreciation and amortization (a)	74	73	71
EBITDA	81	179	228
Impairment of ASK joint venture	50	—	—
Severance	13	—	7
Legal reserve charge	5	—	—
Accelerated depreciation and other plant closure costs	17	2	4
Adjusted EBITDA	$166	$181	$239

(a)	Excludes $17 million, $2 million and $3 million of accelerated depreciation during 2014, 2013 and 2012, respectively.

Valvoline
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, automotive chemicals and car-care products. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 920 Valvoline Instant Oil Change™ centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; NextGen™ motor oil, created with recycled, re-refined base oil; SynPower™ synthetic motor oil; Car Brite™ automotive appearance products; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.

2014 compared to 2013
Valvoline’s sales increased 2% to $2,041 million in 2014 compared to $1,996 million in 2013.  Volume increased sales by $37 million, or 2%, as lubricant gallons sold increased to 162.6 million gallons during 2014. Changes in product mix and improved pricing increased sales by $15 million and $4 million, respectively. Unfavorable currency exchange decreased sales $11 million.
Gross profit increased $17 million during 2014 compared to 2013. Changes in volume and product mix combined to increased gross profit by $16 million, while price improvements increased gross profit by $4 million. The currency exchange effect during the year reduced gross profit by $3 million. In total, gross profit margin during 2014 increased 0.2 percentage points to 31.8%.
Selling, general and administrative expense decreased $5 million, or 1%, during 2014 as compared to 2013, primarily as a result of decreased advertising and promotional expenses of $13 million, partially offset by increased corporate resource costs of $8 million. Equity and other income increased by $6 million during 2014 compared to 2013, primarily due to a favorable arbitration ruling on a commercial contract in the current year.
Operating income totaled $323 million in 2014 as compared to $295 million in 2013.  EBITDA increased $30 million to $360 million in 2014.  EBITDA margin increased 1.1 percentage points to 17.6% in 2014.  There were no unusual or key items that affected comparability for EBITDA during 2014 and 2013.
2013 compared to 2012
Valvoline’s sales decreased 2% to $1,996 million in 2013 compared to $2,034 million in 2012. Lower product pricing decreased sales by $52 million, or 3%. Volume effects on sales remained unchanged as lubricant gallons sold slightly declined to 158.4 million gallons during 2013 compared to 158.7 million gallons during 2012. Changes in product mix increased sales by $15 million, or 1%, while unfavorable currency exchange decreased sales $1 million.
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
Selling, general and administrative expense increased $23 million, or 7%, during 2013 as compared to 2012, primarily as a result of higher advertising expense of $13 million and increased incentive compensation of $8 million. Equity and other income increased by $2 million in 2013 compared to 2012 principally due to increased income earned by the Valvoline Cummins joint venture.
Operating income totaled $295 million in 2013 as compared to $236 million in 2012. EBITDA increased $58 million from $272 million in 2012 to $330 million in 2013. EBITDA margin increased 3.1 percentage points to 16.5% in 2013 compared to 13.4% in 2012. There were no unusual or key items that affected comparability for EBITDA during 2013 and 2012.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three annual periods is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Valvoline.  There were no unusual or key items that affected comparability for Adjusted EBITDA during 2014, 2013 and 2012.

	September 30
(In millions)	2014	2013	2012
Operating income	$323	$295	$236
Depreciation and amortization	37	35	36
EBITDA	$360	$330	$272

Unallocated and other
Unallocated and other recorded expense of $537 million for 2014, income of $395 million for 2013, and expense of $511 million for 2012.  Unallocated and other includes pension and other postretirement net periodic costs and income within continuing operations that have not been allocated to reportable segments.  These costs include interest cost, expected return on assets and amortization of prior service credit, which resulted in income of $54 million, $68 million and $28 million for 2014, 2013 and 2012, respectively. Unallocated and other also includes net gains and losses on pension and other postretirement plan remeasurements, which resulted in a loss of $438 million in 2014, a gain of $417 million in 2013, and a loss of $406 million in 2012. Fluctuations in these amounts from year to year result primarily from changes in the discount rate but are also partially affected by differences between the expected and actual return on plan assets during each year as well as other changes in other actuarial assumptions such as changes in demographic data or mortality tables. For additional information regarding the actual remeasurement for certain key assumptions for each year, see MD&A - Critical Accounting Policies - Employee benefit obligations and Note M of Notes to Consolidated Financial Statements.
Unallocated and other included certain indirect resource costs of $31 million, $34 million and $32 million in 2014, 2013, and 2012, respectively, previously allocated to Water Technologies that do not qualify for discontinued operations accounting classification. Other significant costs for 2014, other than pension and postretirement net periodic income and stranded divestitures costs previously described, primarily related to $28 million in environmental charges, as well as restructuring expense of $98 million related to the severance program and other costs associated with the global restructuring.
Other significant costs for 2013, other than pension and postretirement net periodic income and stranded divestitures costs previously described, primarily related to $22 million in environmental charges, as well as restructuring expense of $30 million related to severance program costs and other ISP integration activities.
Other significant costs for 2012, other than pension and postretirement net periodic income and stranded divestitures costs previously described, primarily related to $14 million in environmental charges, as well as $85 million in restructuring and other integration costs, which includes stranded costs from other divestitures, excluding Water Technologies, of $5 million, a $20 million lease abandonment charge associated with Ashland’s closure of a corporate facility, a $13 million charge related to the abandonment of a construction project for a multi-purpose facility, severance charges of $19 million associated with Ashland’s involuntary program and the ongoing ISP integration and $28 million related to other ISP integration activities.

	September 30
(In millions)	2014	2013	2012
Gain (losses) on pension and other postretirement plan remeasurement	$(438)	$417	$(406)
Pension and other postretirement net periodic income (a)	54	68	28
Restructuring activities (includes severance, integration and stranded divestiture costs)	(129)	(64)	(117)
Environmental reserves for divested businesses	(28)	(22)	(14)
Other income (expense)	4	(4)	(2)
Total unallocated income (expense)	$(537)	$395	$(511)

(a)	Amounts exclude service costs of $30 million during 2014 and 2013, and $25 million during 2012 which are allocated to Ashland’s reportable segments.

FINANCIAL POSITION

Liquidity
Ashland had $1,393 million in cash and cash equivalents as of September 30, 2014, of which $1,097 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. However, if such amounts were repatriated to the United States, additional taxes would likely need to be accrued and paid depending upon the source of the earnings remitted. Most amounts are intended to be indefinitely reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued. In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives and the cost of remitting such foreign earnings.
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows.

(In millions)	2014	2013	2012
Cash provided (used) by:
Operating activities from continuing operations	$580	$653	$189
Investing activities from continuing operations	(168)	(272)	(205)
Financing activities from continuing operations	(1,034)	(592)	(317)
Discontinued operations	1,671	32	128
Effect of currency exchange rate changes on cash and cash equivalents	(2)	2	(9)
Net increase (decrease) in cash and cash equivalents	$1,047	$(177)	$(214)

Ashland paid income taxes of $88 million during 2014 compared to $69 million in 2013 and $88 million in 2012.  Cash receipts for interest income were $6 million in 2014, $4 million in 2013 and $8 million in 2012, while cash payments for interest expense amounted to $154 million in 2014, $182 million in 2013 and $202 million in 2012.
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for 2014, 2013 and 2012, respectively.

(In millions)	2014	2013	2012
Cash flows provided (used) by operating activities from continuing operations
Net income	$233	$683	$26
Income from discontinued operations (net of taxes)	(161)	(130)	(12)
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	393	356	359
Debt issuance cost amortization	14	65	54
Deferred income taxes	(294)	153	(125)
Equity income from affiliates	(25)	(26)	(34)
Distributions from equity affiliates	14	11	2
Stock based compensation expense - Note P	34	30	28
Net loss (gain) on divestitures - Notes B and C	(4)	8	7
Inventory fair value adjustment related to ISP acquisition	—	—	28
Impairments of equity method investment and in-process research and
development	63	41	13
Loss (gain) on pension and postretirement plan remeasurement	438	(417)	406
Change in operating assets and liabilities (a)	(125)	(121)	(563)
Total cash flows provided by operating activities from continuing operations	$580	$653	$189

(a)	Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to $580 million in 2014, $653 million in 2013 and $189 million in 2012.  The cash generated during each period is primarily driven by net income results, excluding results from discontinued operations, and adjusted for certain items such as depreciation and amortization (including debt issuance cost amortization) and remeasurement adjustments to the pension and postretirement plans, as well as changes in working capital, which are fluctuations within accounts receivable, inventory, and trade and other payables.  Ashland continues to emphasize working capital management as a high priority that is aligned with annual company goals.
In 2014, a working capital inflow of $44 million within the change in operating assets and liabilities caption was primarily a result of increased accruals for incentive compensation and severance related to the 2014 global restructuring partially offset by an increase in accounts receivable due to increased sales compared to the prior year. The remaining $169 million outflow primarily relates to pension payments as well as adjustments in certain accruals and long term assets and liabilities.  In 2013, a working capital inflow of $142 million was primarily a result of decreased inventory levels primarily within the Specialty Ingredients reportable segment that carried lower value guar-based product at the end of the current year compared to the prior year. The remaining $263 million outflow primarily relates to pension payments as well as adjustments in certain accruals and long term assets and liabilities. In 2012, a working capital outflow of $218 million was primarily the result of increased inventory resulting from restocking of certain key products or to support sales growth in various markets. Working capital for 2012 also included a $92 million cash outflow for change in control payments associated with the ISP acquisition. The remaining $253 million outflow primarily relates to pension payments as well as adjustments in certain accruals and long term assets and liabilities.
Operating cash flows for 2014 included income from continuing operations of $72 million, $438 million of net losses on pension and postretirement plan remeasurements and noncash adjustments of $393 million for depreciation and amortization, which includes $19 million of an impairment charge related to a foreign operation, and $14 million for debt issuance cost amortization. Operating cash flows for 2014 also included a noncash adjustment of $63 million related to the impairment of the ASK joint venture equity method investment and IPR&D assets.

Operating cash flows for 2013 included income from continuing operations of $553 million, a $417 million actuarial gain on pension and postretirement plan remeasurement and noncash adjustments of $356 million for depreciation and amortization and $65 million for debt issuance cost amortization. Operating cash flows for 2013 also included impairment charges totaling $41 million related to certain IPR&D assets associated with the acquisition of ISP.
Operating cash flows for 2012 included income from continuing operations of $14 million, a $406 million actuarial loss on pension and postretirement plan remeasurement and noncash adjustments of $359 million for depreciation and amortization and $54 million for debt issuance cost amortization. Operating cash flows for 2012 also included a cash outflow of $67 million related to the premium paid for early redemption of the majority of Ashland’s 9.125% senior notes, as well as the previously mentioned $92 million cash outflow for change in control payments associated with the ISP acquisition. Operating cash flows for 2012 also included an impairment charge of $13 million related to certain IPR&D assets and inventory fair value adjustments of $28 million each related to the ISP acquisition.
Ashland contributed cash of $38 million to its pension plans during 2014 compared to $124 million in 2013 and $166 million in 2012.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for 2014, 2013 and 2012, respectively.

(In millions)	2014	2013	2012
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(248)	$(264)	$(242)
Proceeds from disposal of property, plant and equipment	3	5	6
Proceeds from sale of available-for-sale securities	—	—	10
Proceeds (uses) from sale of operations or equity investments	92	(13)	21
Funds restricted for property transactions	(15)	—	—
Total cash flows used by investing activities from continuing operations	$(168)	$(272)	$(205)

Cash used by investing activities was $168 million in 2014 compared to $272 million and $205 million for 2013 and 2012, respectively.  The significant cash investing activities for 2014 included cash outflows of $248 million for capital expenditures and restricted cash of $15 million held for use in property transactions. These outflows were partially offset by cash inflows related to the sale of the ASK equity method investment of $87 million and $5 million related to tax receipt from a previously divested business.
The significant cash investing activities for 2013 included cash outflows of $264 million for capital expenditures. The significant cash investing activities for 2012 included cash outflows of $242 million for capital expenditures, partially offset by combined cash proceeds of $21 million related to the sale of Ashland’s PVAc group and $10 million on sale of securities.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for 2014, 2013 and 2012, respectively.

(In millions)	2014	2013	2012
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	$—	$2,320	$502
Repayment of long-term debt	(11)	(2,613)	(1,023)
Proceeds from (repayment of) short-term debt, net	22	(36)	261
Repurchase of common stock	(954)	(150)	—
Debt issuance costs	—	(38)	(10)
Cash dividends paid	(103)	(88)	(63)
Excess tax benefits related to share-based payments	12	13	16
Total cash flows used by financing activities from continuing operations	$(1,034)	$(592)	$(317)
Cash used by financing activities was $1,034 million for 2014, $592 million for 2013, and $317 million for 2012.  Significant cash financing activities for 2014 included a $954 million cash outflow related to the repurchase of common stock. During 2014,

Ashland repurchased $80 million under the prepaid variable share repurchase agreement, $750 million under the accelerated share repurchase agreements, and $124 million under the trading agreements with Deutsche Bank and JPMorgan. Cash financing activities for 2014 also included cash outflows of $11 million in repayments of long-term debt and $103 million in cash dividends paid at $1.36 per share, as well as cash inflows of $22 million primarily related to draw on the revolver and $12 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
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
Cash provided by discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for 2014, 2013 and 2012, respectively.

(In millions)	2014	2013	2012
Cash provided (used) by discontinued operations
Operating cash flows	$63	$80	$165
Investing cash flows	1,608	(48)	(37)
Total cash flows provided by discontinued operations	$1,671	$32	$128

Cash provided by discontinued operations during 2014 includes $1.6 billion of net proceeds from the sale of Water Technologies, net of estimated working capital and other adjustments as defined in the definitive sale agreement as well as transaction costs. Excluding the $1.6 billion of proceeds, the remaining cash flows related to Water Technologies were $68 million in 2014. Cash provided by discontinued operations during 2013 and 2012 includes Water Technologies activities of $125 million and $96 million, respectively. The remaining cash flows in each period principally related to other previously divested businesses and to payment of asbestos and environmental liabilities.
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

	September 30
(In millions)	2014	2013	2012
Cash flows provided by operating activities from continuing operations	$580	$653	$189
Less:
Additions to property, plant and equipment	(248)	(264)	(242)
Payment resulting from termination of interest rate swaps (b)	—	52	—
ISP acquisition - change in control payment (a)	—	—	92
Premium paid for early redemption of 9.125% senior notes (b)	—	—	67
Free cash flows	$332	$441	$106

(a)	Since payment was generated from investing activity, this amount has been included within this calculation.

(b)	Since payment was generated from financing activity, this amount has been included within this calculation.

At September 30, 2014, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,883 million, compared to $1,158 million at the end of 2013.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $31 million at September 30, 2014 and $21 million at September 30, 2013.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 154% of current liabilities at September 30, 2014 and 84% of current liabilities at September 30, 2013.
The following summary reflects Ashland’s cash, investment securities and unused borrowing capacity as of September 30, 2014, 2013 and 2012.

	September 30
(In millions)	2014	2013	2012
Cash and cash equivalents	$1,393	$346	$523

Unused borrowing capacity
Revolving credit facility	$1,084	$1,119	$905
Accounts receivable securitization facility	$—	$80	$50

Total borrowing capacity remaining under the $1.2 billion revolving credit facility was $1,084 million, representing a reduction of $71 million for letters of credit outstanding at September 30, 2014, as well as $45 million in borrowed funds.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and accounts receivable securitization facility, was $2,477 million at September 30, 2014 as compared to $1,545 million at September 30, 2013 and $1,478 million at September 30, 2012, which included $80 million in 2013 and $50 million in 2012 of available liquidity from Ashland’s accounts receivable securitization facility.  Total borrowing capacity was $1.2 billion in 2013 and $1.0 billion in 2012 for the revolving credit facility, the increase resulting from the revolving credit facility under the 2011 Senior Credit Facility being replaced in March 2013 with the revolving credit facility under the 2013 Senior Credit Facility.  For further information, see Note I within Notes to Consolidated Financial Statements.
Capital resources
Debt
The following summary reflects Ashland’s debt as of September 30, 2014 and 2013.

	September 30
(In millions)	2014	2013
Short-term debt	$329	$308
Long-term debt (including current portion)	2,951	2,959
Total debt	$3,280	$3,267

The current portion of long-term debt was $9 million at September 30, 2014 and $12 million at September 30, 2013.  Debt as a percent of capital employed was 48% at September 30, 2014 and 42% at September 30, 2013.  At September 30, 2014, Ashland’s total debt had an outstanding principal balance of $3,433 million and discounts of $153 million.  The scheduled aggregate maturities of debt for the next five fiscal years are as follows:  $293 million in 2015, $600 million in 2016, none in 2017, $745 million in 2018 and $5 million in 2019.
Debt activity during 2014
During 2014, the available funding for qualifying receivables under the account receivable securitization facility, entered into in 2012, was reduced from $350 million to $275 million due to the elimination of Water Technologies as a participant in the accounts receivable securitization. No other significant terms of the agreement were amended. Under the terms of the Transfer and Administration Agreement, CVG Capital III LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of the Originators (CVG) may, from time to time, obtain up to now $275 million (in the form of cash or letters of credit for the benefit of Ashland and its subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors through the sale of an undivided interest in such accounts receivable, related assets and collections. The Transfer and Administration Agreement has a term of three years, expiring in August 2015, but is extendable at the discretion of the Investors.
At September 30, 2014 and 2013, the outstanding amount of accounts receivable transferred by Ashland to CVG was $493 million and $549 million, respectively. Ashland had drawn $255 million and $270 million, respectively, under the facility as of

September 30, 2014 and 2013 in available funding from qualifying receivables. The weighted-average interest rate for this instrument was 1.1% for 2014 and 1.0% for 2013.
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
Debt covenant restrictions
The 2013 Senior Credit Facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, certain negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of September 30, 2014, Ashland is in compliance with all debt agreement covenant restrictions.
The 2013 Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2013 Senior Credit Facility defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on page M-6. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. The maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility during its entire duration is 3.25.
The 2013 Senior Credit Facility defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. The minimum required consolidated interest coverage ratio under the 2013 Senior Credit Facility during its entire duration is 3.0.
At September 30, 2014, Ashland’s calculation of the consolidated leverage ratio was 1.9 compared to the maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility of 3.25.  At September 30, 2014, Ashland’s calculation of the consolidated interest coverage ratio was 6.5 compared to the minimum required ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated leverage ratio and a 0.7x effect on the consolidated interest coverage ratio. Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
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
Based on Ashland’s current debt structure, future annual interest expense is expected to range from approximately $160 million to $180 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.

Stockholders’ equity
Stockholders’ equity decreased $970 million since September 30, 2013 to $3,583 million at September 30, 2014.  This decrease was primarily due to $954 million related to share repurchase programs, regular cash dividends of $103 million, deferred translation losses of $160 million, and adjustments to pension and other postretirement obligations of $21 million. These decreases were partially offset by net income during the period of $233 million and $35 million in common shares issued under stock incentive and other plans.
Stock repurchase programs
During 2014, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. This new authorization replaced Ashland’s previous $600 million share repurchase authorization, approved in May 2013, which had $450 million remaining. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2015.
As part of the $1.35 billion common stock repurchase program, Ashland announced that it has entered into accelerated share repurchase agreements (2014 ASR Agreements) with each of Deutsche Bank AG, London Branch (Deutsche Bank), and JPMorgan Chase Bank, N.A. (JPMorgan), to repurchase an aggregate of $750 million of Ashland's common stock. Under the 2014 ASR Agreements, Ashland paid an initial purchase price of $750 million, split evenly between the financial institutions. As of September 30, 2014, Ashland received an initial delivery of approximately 5.9 million shares of common stock under the 2014 ASR Agreements. The 2014 ASR Agreements have a variable maturity, at the financial institutions option, with a scheduled termination date of no later than June 30, 2015.
In addition, Ashland also announced that it had entered into an agreement with each of Deutsche Bank Securities and JPMorgan to repurchase an aggregate of $250 million of Ashland's common stock. Under the terms of the agreement, the financial institutions will purchase a pre-determined number of shares on various trading days dependent upon Ashland's prevailing stock price on that date. The term of the agreements is through June 30, 2015. As of September 30, 2014, Ashland paid $124 million and received 1.2 million shares of common stock under the agreements.
Under the $1.35 billion common stock repurchase program, Ashland also entered into and completed a $125 million prepaid variable share repurchase agreement during 2014. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $105.22 per share. Ashland received 0.8 million shares and $45 million in cash for the unused portion of the $125 million prepayment, for a net cash outlay of $80 million.
During 2013, the Board of Directors of Ashland authorized a $600 million common stock repurchase program, which replaced Ashland’s previous $400 million share repurchase authorization. As part of the $600 million common stock repurchase program, Ashland announced and completed an accelerated share repurchase agreement (2013 ASR Agreement) with Citibank, N.A. (Citibank) during 2013. Under the 2013 ASR Agreement, Ashland paid an initial purchase price of $150 million to Citibank and received an initial delivery of approximately 1.3 million shares of its common stock. The 2013 ASR Agreement had a variable maturity, at Citibank’s option, with a maximum pricing period termination date of August 21, 2013. In June 2013, Citibank exercised its early termination option under the 2013 ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $86.32 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were to be delivered by Citibank under the 2013 ASR Agreement was 1.7 million shares. Ashland received the additional 0.4 million shares from Citibank in June 2013 to settle the difference between the initial share delivery and the total number of shares repurchased.
Stockholder dividends
In May 2013, the Board of Directors of Ashland announced a quarterly cash dividend increase to 34 cents per share, $1.36 per share on an annual basis, to eligible shareholders of record.  This amount was paid for quarterly dividends in fiscal 2014, as well as, June and September 2013 and was an increase from the quarterly cash dividend of 22.5 cents per share paid during the first and second quarters of fiscal 2013.
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
Capital expenditures
Ashland is currently forecasting approximately $285 million of capital expenditures for 2015, funded primarily from operating cash flows.  Capital expenditures were $248 million for 2014 and averaged $251 million during the last three years.  A summary of capital expenditures by reportable segment during 2014, 2013 and 2012 follow.

(In millions)	2014	2013	2012
Specialty Ingredients	$159	$144	$121
Performance Materials	38	43	58
Valvoline	36	41	40
Unallocated and other	15	36	23
Total capital expenditures	$248	$264	$242

A summary of the capital employed in Ashland’s current operations, which is calculated by adding equity to capital investment, as of the end of the last three years follows.

(In millions)	2014	2013	2012
Capital employed (a)
Specialty Ingredients	$5,413	$5,646	$5,813
Performance Materials	1,121	1,280	1,349
Valvoline	746	702	688

(a)
Excludes the assets and liabilities classified within unallocated and other which primarily includes debt and other long-term liabilities such as asbestos and pension. The net liability in unallocated and other was $3,697 million, $3,075 million and $3,821 million as of September 30, 2014, 2013 and 2012, respectively.

Contractual obligations and other commitments
The following table aggregates Ashland’s obligations and commitments to make future payments under existing contracts at September 30, 2014.  Contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable have been excluded.

		Less than	1-3	3-5	More than
(In millions)	Total	1 year	years	years	5 years
Contractual obligations
Raw material and service contract purchase obligations (a)	$556	$146	$239	$75	$96
Employee benefit obligations (b)	404	119	70	66	149
Operating lease obligations (c)	169	36	54	28	51
Debt (d)	3,433	293	600	750	1,790
Interest payments (e)	1,613	152	270	226	965
Unrecognized tax benefits (f)	155	—	—	—	155
Total contractual obligations	$6,330	$746	$1,233	$1,145	$3,206

Other commitments
Letters of credit (g)	$71	$71	$—	$—	$—

(a)	Includes raw material and service contracts where minimal committed quantities and prices are fixed.

(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2015, as well as projected benefit payments through 2024 under Ashland’s unfunded pension and other postretirement benefit plans. Excludes the benefit payments from the pension plan trust funds. See Note M of Notes to Consolidated Financial Statements for additional information.

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

(e)
Includes interest expense on both variable and fixed rate debt assuming no prepayments.  Variable interest rates have been assumed to remain constant through the end of the term at rates that existed as of September 30, 2014.

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
Total depreciation expense on property, plant and equipment for 2014, 2013 and 2012 was $304 million, $268 million and $270 million, respectively.  Depreciation expense for 2014, 2013 and 2012 included $36 million, $2 million and $4 million, respectively, in asset impairments and accelerated depreciation.  Capitalized interest for 2014, 2013 and 2012 was $1 million.
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

Amortization expense recognized on finite-lived intangible assets was $89 million for 2014, $88 million for 2013 and $89 million for 2012, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
Goodwill
In accordance with U.S. GAAP, Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Subsequent to the business realignment during 2014, Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients and Valvoline reportable segments, and the Composites, Intermediates/Solvents, and Elastomers reporting units within the Performance Materials reportable segment. Prior to this business realignment in 2014, the reporting units consisted of the Specialty Ingredients and Valvoline reportable segments, and the Composites and Adhesives and Elastomers reporting units within the Performance Materials reportable segment. In addition, prior to its sale during 2014, Water Technologies was treated as a separate reporting unit for allocation of goodwill.
In accordance with U.S. GAAP, as a result of the business realignment in 2014, goodwill was reallocated using a relative fair value approach and Ashland performed an assessment to determine if an impairment existed. Upon completion of this assessment, Ashland concluded that no impairment existed.
Ashland's annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Goodwill associated with each of these reporting units as of September 30, 2014 was $2,129 million for Specialty Ingredients, $168 million for Valvoline, $164 million for Composites, $172 million for Intermediates/Solvents, and $10 million for Elastomers.
When externally quoted market prices of Ashland’s reporting units are not readily available, Ashland makes various estimates and assumptions in determining the estimated fair values of those units through the use of a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group.  Discounted cash flow models are highly reliant on various assumptions.  Significant assumptions Ashland utilized in these models for the current year included:  projected business results and future industry direction, long-term growth factors (ranging from 3% to 5%) and weighted-average cost of capital (ranging from 10.25% to 11%).  Ashland uses assumptions that it deems to be reasonable estimates of likely future events and compares the total fair values of each reporting unit to Ashland’s market capitalization, and implied control premium, to determine if the fair values are reasonable compared to external market indicators.  Subsequent changes in these key assumptions could affect the results of future goodwill impairment reviews.
In conjunction with the July 1 annual assessment of goodwill, Ashland’s valuation techniques did not indicate any impairment.  Each reporting unit’s fair value was significantly over its carrying values, except for the Intermediates/Solvents reporting unit, whose calculated fair value exceeded its carrying value by approximately 10%.  Based on the sensitivity analysis performed on two key assumptions in the discounted cash flow model of the Intermediates/Solvents reporting unit, a negative 1% change in the long-term growth factor or the weighted-average cost of capital assumption would have resulted in a fair value slightly above the current carrying value.
Ashland compared and assessed the total fair values of the reporting units to Ashland’s market capitalization at the annual assessment date, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators.  The calculated fair value for each reporting unit summed together exceeded Ashland’s market value as of the annual impairment testing date for 2014 by approximately 6%, which Ashland considers reasonable.  Because the fair value results for each reporting unit did not indicate a potential impairment existed, Ashland did not recognize any goodwill impairment during 2014, 2013 and 2012.  Subsequent to this annual impairment test, no indications of an impairment were identified.
Other indefinite-lived intangible assets
Other indefinite-lived intangible assets include in-process research and development (IPR&D) and certain trademarks and trade names.  These assets had a carrying value of $322 million as of September 30, 2014.  Ashland reviews these intangible assets for possible impairment annually or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  Ashland tests these assets using a “relief-from-royalty” valuation method compared to the carrying value, except for IPR&D assets, which are described within its section.  Significant assumptions inherent in the valuation methodologies for these intangibles include, but are not limited to, such estimates as projected business results, growth rates, weighted-average cost of capital, which ranged from 11.25% to 11.75%, and royalty rates (ranging from 1% to 4%).  In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment, as each indefinite-lived intangible asset’s fair value exceeded their carrying values.
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
IPR&D
Ashland identified in-process research and development (IPR&D) projects within the acquired ISP business during 2011 that, as of the date of acquisition, had not been established in the marketplace.  These projects consist of various enhancements of existing products or new potential applications for products.  Ashland used various valuation models based on discounted probability weighted future cash flows on a project-by-project basis in identifying projects as distinct assets.  During 2012, Ashland finalized its strategic assessment and evaluation of these projects. As of September 30, 2011, Ashland recorded the value of these projects as $135 million. Since Ashland had not been given the opportunity to fully investigate each IPR&D project before the acquisition was completed, the newly appointed management team completed its assessment of each ongoing IPR&D project from ISP during the fourth quarter of 2012. This resulted in an adjustment to the initially recorded value, reducing the fair value assigned to IPR&D projects to $86 million, with a corresponding increase to goodwill. Additionally as a part of this assessment, Ashland identified several projects that were abandoned during 2012 due to ongoing research and development activities that occurred subsequent to the acquisition of ISP. Ashland’s abandonment of these projects based on post-acquisition events resulted in a $13 million impairment charge during 2012, classified within the research and development expense caption of the Statement of Consolidated Comprehensive Income. The completion of this strategic assessment resulted in 11 projects identified as distinct assets that totaled $73 million as of September 30, 2012.
Identified IPR&D acquired in a business combination is capitalized and tested for impairment annually and when events and circumstances indicate an impairment may have occurred.  As a result, the remaining projects were assessed throughout 2014 and 2013, resulting in decreases of $13 million and $41 million, respectively, for projects abandoned or impaired during each year. As of September 30, 2014, three IPR&D projects remain as assets for $19 million. These assets will continue to be subjected to future impairment or amortization as the individual projects continue through the various stages of the feasibility assessment process. The future feasibility of these assets will be evaluated on a quarterly basis by Ashland or when a significant event has been deemed to have occurred. For further information on IPR&D assets, see Note H of Notes to Consolidated Financial Statements.
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
Pension and other postretirement benefits costs methodology
Ashland recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and other postretirement benefits expense are recorded ratably on a quarterly basis. Pension and other postretirement benefits adjustments charged directly to cost of sales that are applicable to inactive participants are excluded from inventoriable costs. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.
The following table discloses the components of the gain or loss on pension and other postretirement plan remeasurements for each of the last three years.

(In millions)	2014	2013	2012
Loss (gain) on pension and other postretirement plan remeasurement:
Change in discount rate and other actuarial assumptions (a)	$369	$(575)	$624
Change in mortality table (a)	149	—	—
Actual return on plan assets (a)	(309)	(161)	(357)
Expected return on plan assets (a)	237	238	226
Total actuarial (gain) loss on pension and other postretirement plan
remeasurement	446	(498)	493
Curtailment, settlement and other loss	11	—	—
Total loss (gain) on pension and other postretirement plan remeasurement	457	(498)	493
Less: Actuarial (gain) loss recognized in discontinued operations	44	(81)	87
Less: Curtailment, settlement and other gain in discontinued operations	(25)	—	—
Total loss (gain) on pension and other postretirement plan
remeasurement from continuing operations	$438	$(417)	$406

(a)	For additional information on key assumptions and actual plan asset performance in each year, see the “Actuarial assumptions” discussion within this section.

Actuarial assumptions
Ashland’s pension and other postretirement obligations and annual expense calculations are based on a number of key assumptions including the discount rate at which obligations can be effectively settled, the anticipated rate of compensation increase, the expected long-term rate of return on plan assets and certain employee-related factors, such as turnover, retirement age and mortality.  Because Ashland’s retiree health care plans contain various caps that limit Ashland’s contributions and because medical inflation is expected to continue at a rate in excess of these caps, the health care cost trend rate has no significant impact on Ashland’s postretirement health care benefit costs.
Ashland developed the discount rate used to determine the present value of its obligations under the U.S. pension and postretirement health and life plans by matching the stream of benefit payments from the plans to spot rates determined from an actuarial-developed yield curve, the above mean yield curve, based on high-quality corporate bonds. Ashland uses this approach to reflect the specific cash flows of these plans when determining the discount rate. Non-U.S. pension plans followed a similar process based on financial markets in those countries where Ashland provides a defined benefit pension plan.
During 2013, Ashland elected to use the above mean yield curve for its U.S. pension and other postretirement health and life plans, a change from the yield curve used in prior years. The above mean yield curve is constructed in the same manner as the prior yield curve, however, it uses only bonds in the population that had above average yields for their maturity. The discount rates determined as of September 30, 2013 ranged from 4.37% - 4.93% for the U.S. pension plans and 3.89% - 4.75% for the postretirement health and life plans.  Under the prior yield curve, the September 30, 2013 discount rates would have ranged from 4.04% - 4.60% for the U.S. pension plans and 3.57% - 4.43% for the postretirement health and life plans. The use of the above mean yield curve resulted in Ashland recognizing an actuarial gain in 2013 that was approximately $146 million greater than the actuarial gain which would have been recognized using the prior yield curve, or 29% of the 2013 actuarial gain. Of this impact, $140 million related to U.S. pension plans and $6 million relates to U.S. postretirement plans.
Ashland’s expense, excluding actuarial gains and losses, for both U.S. and non-U.S. pension plans is determined using the weighted-average discount rate as of the beginning of the fiscal year, which were 4.68%, 3.70%, and 4.76% measured at September 30, 2014, 2013, and 2012, respectively.  The weighted-average discount rates used for the postretirement health and life plans were 4.28%, 3.23%, and 4.39% measured at September 30, 2014, 2013, and 2012, respectively. The actuarial gains and losses recognized within the Statements of Consolidated Comprehensive Income are calculated using updated actuarial assumptions (including discount rates) as of the measurement date, which for Ashland is the end of the fiscal year, unless a plan qualifies for a remeasurement during the year. The weighted-average discount rate at the end of fiscal 2014 was 4.18% for the pension plans and 3.85% for the postretirement health and life plans. These rates will also be used to determine the fiscal 2015 pension and other postretirement plans expense that is recognized quarterly during the fiscal year.
The weighted-average rate of compensation increase assumptions were 3.59% for 2014, 3.66% for 2013 and 3.69% for 2012.  The compensation increase assumptions for the U.S. plans were 3.75% for 2014, 2013 and 2012.  The rate of the compensation increase assumption for the U.S. plans will decrease to 3.20% in determining Ashland’s pension costs for 2015.
During 2014, Ashland elected to update the mortality table assumption used to develop the U.S. pension and other postretirement health and life plans obligations. The prior and updated mortality table are both actuarially determined assumptions that represent the best available estimate at the end of the fiscal year. Ashland believes the updated mortality table assumption provides a more accurate assessment of current mortality trends, which have improved compared to those in the prior table, and a reasonable estimate of future mortality projections. During 2015, Ashland expects to adopt the mortality table issued by the Society of Actuaries in October 2014 for the U.S. pension and other postretirement health and life plans, which is expected to result in additional actuarial expense and an increase in the projected benefit obligation and accumulated postretirement benefit obligation.
The weighted-average long-term expected rate of return on assets was assumed to be 7.67% for 2014, 7.26% for 2013 and 7.67% for 2012.  The long-term expected rate of return on assets for the U.S. plans was assumed to be 8.00% for 2014 and 2013 and 8.25% for 2012. For 2014, the pension plan assets generated an actual weighted-average return of 10.62%, compared to 5.15% in 2013 and 12.44% in 2012.  For 2014, the U.S. pension plan assets generated an actual return of 10.33%, compared to 5.24% in 2013 and 12.15% in 2012. The long-term expected rate of return on assets for the U.S. plans will be 7.65% for 2015.  However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances.  Ashland estimates total fiscal 2015 pension income for U.S. and non-U.S. pension plans to be approximately $18 million, which excludes the impact of actuarial gains or losses.
The following table discloses the estimated increases in pension and postretirement expense that would have resulted from a one percentage point change in each of the assumptions for each of the last three years.

(In millions)	2014	2013	2012
Increase in pension costs from
Decrease in the discount rate	$591	$557	$707
Increase in the salary adjustment rate	32	44	54
Decrease in expected return on plan assets	31	33	29
Increase in other postretirement costs from
Decrease in the discount rate	20	20	26

U.S. pension legislation and future funding requirements
In July 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was enacted in the U.S. and, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years, as was previously required. In August 2014, the benefits of MAP-21 were extended and are expected to continue through 2017. This relief will impact Ashland’s future required funding contributions to its U.S. qualified pension plans. Reflecting the impact of this law, Ashland expects to contribute approximately $80 million to its U.S. pension plans and approximately $15 million to its non-U.S. pension plans during 2015.
Income taxes
Ashland is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining Ashland’s provision for income taxes and the related assets and liabilities.  The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes.  Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.  Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards.  The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. During the quarter ended September 30, 2014, as a result of an updated analysis of future cash needs in the U.S. and opportunities for investment outside the U.S., including the use of proceeds from the Water Technologies sale, Ashland changed its assertion related to the historical earnings of certain subsidiaries, and reversed deferred tax liabilities of $168 million. With the exception of certain investments primarily in which Ashland has an ownership percentage of 50% or less, Ashland asserts that all other foreign earnings will be indefinitely reinvested and it will continue to monitor its assertion related to foreign earnings based upon cash requirements within and outside the U.S. In the event that the actual outcome of future tax consequences differs from Ashland’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Statement of Consolidated Comprehensive Income and Consolidated Balance Sheet.
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
During the most recent update, completed during 2014, it was determined that the liability for Ashland asbestos claims should be increased by $4 million.  Total reserves for asbestos claims were $438 million at September 30, 2014 compared to $463 million at September 30, 2013.
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
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 68% of the estimated receivables from insurance companies are expected to be due from domestic insurers, all of which have a credit rating of B+ or higher by A. M. Best, as of September 30, 2014.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a subsidiary of Berkshire Hathaway.  Ashland discounts this portion of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.
During 2012, Ashland received $7 million in cash after reaching a settlement with certain insolvent London market insurance companies.  The cash received from this settlement was recognized as an after-tax gain of $6 million within discontinued operations of the Statement of Consolidated Comprehensive Income since Ashland’s policy is to not record asbestos receivables for any carriers that are insolvent until cash is received.
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
At September 30, 2014, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $402 million (excluding the Hercules receivable for asbestos claims), of which $85 million relates to costs previously paid.  Receivables from insurers amounted to $408 million at September 30, 2013.  During 2014, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update resulted in a $7 million increase in the receivable for probable insurance recoveries. In September 2014 a $20 million payment from an insurer related to costs previously paid was received. As a result, certain model assumptions related to the timing of receipt payments were updated to incorporate this payment resulting in a $15 million increase to the receivable as of September 30, 2014.
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
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during 2014, it was determined that the liability for Hercules asbestos-related claims should be increased by $10 million.  Total reserves for asbestos claims were $329 million at September 30, 2014 compared to $342 million at September 30, 2013.
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  As of September 30, 2014, this estimated receivable consists exclusively of domestic insurers, all of which have a credit rating of B+ or higher by A. M. Best.
As of September 30, 2014 and 2013, the receivables from insurers amounted to $77 million and $75 million, respectively.  During 2014, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update caused a $3 million increase in the receivable for probable insurance recoveries.
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
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2014, such locations included 81 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 139 current and former operating facilities (including certain operating facilities conveyed as part of the MAP Transaction) and about 1,225 service station properties, of which 82 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $197 million at September 30, 2014 compared to $211 million at September 30, 2013, of which $158 million at September 30, 2014 and $171 million at September 30, 2013 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering, technical and feasibility studies are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland discounts certain environmental sites that have been acquired from acquisitions and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2014 and 2013, Ashland’s recorded receivable for these probable insurance recoveries were $24 million and $26 million, respectively.
Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $430 million.  No individual remediation location is material, as the largest reserve for any site is approximately 13% or less of the remediation reserve.

OUTLOOK
During the upcoming 2015 fiscal year the primary objective for Ashland will be to focus on the execution of operational plans and improvement of financial performance.
Ashland’s global restructuring program, which is targeting $200 million in cost savings as part of a broad based plan to improve Ashland’s competitive position, continues to progress so that substantially all of the anticipated cost savings will be realized by the end of the second quarter of fiscal 2015.
For the upcoming first quarter of fiscal 2015, Specialty Ingredients expects sales to be essentially flat compared to the prior year quarter. Overall for fiscal 2015, the combination of improved business mix, volume growth in the core business and reduced selling, general and administrative expense is expected to increase the EBITDA margin by 100 to 150 basis points from 2014, with the long-term target for this business of 25 to 27 percent.
Performance Materials sales in the first quarter of fiscal 2015 are expected to be flat with the prior year quarter as an increase in composite volumes are expected to offset pricing declines in the butanediol market. EBITDA margin in the first quarter of fiscal 2015 is expected to be 9.0 to 9.5 percent compared to 9 percent in the prior-year period, while the expectation for the entire fiscal year 2015 is 8 to 9 percent.
Valvoline is expected to have another strong year in fiscal 2015, as sales in the first quarter, which is the seasonally weakest quarter, are expected to increase 1 to 2 percent from the prior year quarter. This increase, combined with base oil cost declines in the fourth quarter of fiscal 2014 should result in an increase of approximately 90 basis points over the prior year quarter and 130 basis points sequentially. Overall EBITDA margin for fiscal 2015 is expected to be flat to up 100 basis points from the 17.6 percent rate in fiscal 2014.
For fiscal 2015, Ashland expects our structural tax rate to be 22 to 24 percent while free cash flow is expected to be within a range of $290 to $340 million.
In total, sales growth combined with operational efficiencies and $200 million in anticipated cost savings, are expected to increase Ashland’s full year EBITDA margin for fiscal 2015 to more than 18 percent from 17.6 percent in 2014.

EFFECTS OF INFLATION AND CHANGING PRICES
Ashland’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar.  Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power.  As of September 30, 2014, Ashland’s monetary assets exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation.  However, given the recent consistent stability of inflation in the United States in the past several years as well as forward economic outlooks, current inflationary pressures seem moderate.
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

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission, news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions), the global restructuring program (including the possibility that Ashland may not realize the anticipated revenue and earnings growth, cost reductions and other expected benefits from the program), Ashland’s ability to generate sufficient cash to finance its stock repurchase plans, severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of this annual report on Form 10-K.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this annual report on Form 10-K whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland regularly uses derivative instruments to manage its exposure to fluctuations in foreign currencies and interest rates.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  As of September 30, 2014 and 2013, Ashland had not identified any significant credit risk on open derivative contracts.    The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments at September 30, 2014 would be a $25 million impact on Ashland’s consolidated financial position, results of operations, cash flows or liquidity.  Ashland did not transact or have open any hedging contracts with respect to commodities or any related raw material requirements for the year ended September 30, 2014.
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the ISP acquisition. As of September 30, 2013, the notional values of the interest rate swaps associated with term loan A and term loan B equaled $1.4 billion and $650 million, respectively. These instruments qualified for hedge accounting treatment and were designated as cash flow hedges whereby Ashland recorded these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affected net income.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee.  The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function.  The Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls.  The report of Ashland’s Audit Committee can be found in Ashland’s 2014 Proxy Statement.
Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2014.  Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2014.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and reported on the Consolidated Financial Statements of Ashland Inc. and consolidated subsidiaries and the effectiveness of Ashland’s internal control over financial reporting.  The report of the independent registered public accounting firm is contained in this Annual Report on Form 10-K.

/s/ James J. O’Brien
James J. O’Brien
Chairman of the Board and Chief Executive Officer

/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer

November 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Ashland Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ashland Inc. and its subsidiaries at September 30, 2014 and September 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
November 24, 2014

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Comprehensive Income
Years Ended September 30
(In millions except per share data)	2014	2013	2012
Sales	$6,121	$6,091	$6,472
Cost of sales	4,605	4,304	4,813
Gross profit	1,516	1,787	1,659

Selling, general and administrative expense	1,358	670	1,327
Research and development expense	114	142	104
Equity and other income - Note D	2	64	53
Operating income	46	1,039	281

Net interest and other financing expense - Note I	166	282	317
Net gain (loss) on divestitures - Note B	4	(8)	(7)
Income (loss) from continuing operations before income taxes	(116)	749	(43)
Income tax expense (benefit) - Note L	(188)	196	(57)
Income from continuing operations	72	553	14
Income from discontinued operations (net of tax) - Note C	161	130	12
Net income	$233	$683	$26

PER SHARE DATA - NOTE A
Basic earnings per share
Income from continuing operations	$0.94	$7.06	$0.18
Income from discontinued operations	2.10	1.65	0.15
Net income	$3.04	$8.71	$0.33

Diluted earnings per share
Income from continuing operations	$0.93	$6.95	$0.17
Income from discontinued operations	2.07	1.62	0.16
Net income	$3.00	$8.57	$0.33

COMPREHENSIVE INCOME (LOSS)
Net income	$233	$683	$26
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	(160)	37	(87)
Pension and postretirement obligation adjustment	(21)	(5)	24
Net change in interest rate hedges	—	38	(26)
Other comprehensive income (loss)	(181)	70	(89)
Comprehensive income (loss)	$52	$753	$(63)

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
At September 30
(In millions)	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,393	$346
Accounts receivable (less allowance for doubtful accounts of $13 million in 2014 and $12 million in 2013)	1,202	1,113
Inventories - Note A	765	758
Deferred income taxes - Note L	118	107
Other assets	83	62
Held for sale - Note B	—	487
Total current assets	3,561	2,873
Noncurrent assets
Property, plant and equipment - Note G
Cost	4,275	4,181
Accumulated depreciation	1,861	1,674
Net property, plant and equipment	2,414	2,507
Goodwill - Note H	2,643	2,709
Intangibles - Note H	1,309	1,437
Asbestos insurance receivable - Note N	433	437
Equity and other unconsolidated investments	81	213
Other assets - Note J	510	552
Held for sale - Note B	—	1,360
Total noncurrent assets	7,390	9,215
Total assets	$10,951	$12,088

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt - Note I	$329	$308
Current portion of long-term debt - Note I	9	12
Trade and other payables	674	714
Accrued expenses and other liabilities	675	499
Held for sale - Note B	—	194
Total current liabilities	1,687	1,727
Noncurrent liabilities
Long-term debt - Note I	2,942	2,947
Employee benefit obligations - Note M	1,468	1,110
Asbestos litigation reserve - Note N	701	735
Deferred income taxes - Note L	110	397
Other liabilities - Note J	460	520
Held for sale - Note B	—	99
Total noncurrent liabilities	5,681	5,808
Commitments and contingencies - Notes K and N
Stockholders’ equity - Notes O and P
Common stock, par value $.01 per share, 200 million shares authorized
Issued 70 million shares in 2014 and 77 million shares in 2013	1	1
Paid-in capital	—	506
Retained earnings	3,475	3,758
Accumulated other comprehensive income	107	288
Total stockholders’ equity	3,583	4,553
Total liabilities and stockholders’ equity	$10,951	$12,088

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Stockholders’ Equity

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions)	stock	capital	earnings	income (loss)	(a)	Total
Balance at September 30, 2011	$1	$627	$3,200	$307		$4,135
Total comprehensive income (loss)			26	(89)		(63)
Regular dividends, $.80 per common share			(63)			(63)
Common shares issued under stock incentive
and other plans (b) (c)		20				20
Balance at September 30, 2012	1	647	3,163	218		4,029
Total comprehensive income			683	70		753
Regular dividends, $1.13 per common share			(88)			(88)
Common shares issued under stock incentive
and other plans (b) (c)		9				9
Repurchase of common shares (d)		(150)				(150)
Balance at September 30, 2013	1	506	3,758	288		4,553
Total comprehensive income (loss)			233	(181)		52
Regular dividends, $1.36 per common share			(103)			(103)
Common shares issued under stock incentive
and other plans (b) (c)		35				35
Repurchase of common shares (d)		(541)	(413)			(954)
Balance at September 30, 2014	$1	$—	$3,475	$107		$3,583

(a)
At September 30, 2014 and 2013, the accumulated other comprehensive income of $107 million for 2014 and $288 million for 2013 was comprised of unrecognized prior service credits as a result of certain plan amendments of $59 million for 2014 and $80 million for 2013 and net unrealized translation gains of $48 million for 2014 and $208 million for 2013.

(b)	Includes income tax benefits resulting from the exercise of stock options of $23 million in 2014, $1 million in 2013 and $16 million in 2012.

(c)	Common shares issued were 615,049, 415,351 and 729,484 for 2014, 2013 and 2012, respectively.

(d)	Common shares repurchased were 7,812,342 and 1,737,744 for 2014 and 2013, respectively. No shares were repurchased in 2012.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Statements of Consolidated Cash Flows
Years Ended September 30
(In millions)	2014	2013	2012
Cash flows provided (used) by operating activities from continuing operations
Net income	$233	$683	$26
Income from discontinued operations (net of tax)	(161)	(130)	(12)
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	393	356	359
Debt issuance cost amortization	14	65	54
Deferred income taxes	(294)	153	(125)
Equity income from affiliates	(25)	(26)	(34)
Distributions from equity affiliates	14	11	2
Stock based compensation expense - Note P	34	30	28
Net loss (gain) on divestitures - Notes B and C	(4)	8	7
Inventory fair value adjustment related to ISP acquisition	—	—	28
Impairments of equity method investment and in-process research and development	63	41	13
Loss (gain) on pension and other postretirement plan remeasurement	438	(417)	406
Change in operating assets and liabilities (a)	(125)	(121)	(563)
Total cash flows provided by operating activities from continuing operations	580	653	189
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	(248)	(264)	(242)
Proceeds from disposal of property, plant and equipment	3	5	6
Proceeds from sale of available-for-sale securities	—	—	10
Proceeds (uses) from sale of operations or equity investments	92	(13)	21
Funds restricted for property transactions	(15)	—	—
Total cash flows used by investing activities from continuing operations	(168)	(272)	(205)
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	—	2,320	502
Repayment of long-term debt	(11)	(2,613)	(1,023)
Proceeds (repayment) from short-term debt	22	(36)	261
Repurchase of common stock	(954)	(150)	—
Debt issuance costs	—	(38)	(10)
Cash dividends paid	(103)	(88)	(63)
Excess tax benefits related to share-based payments	12	13	16
Total cash flows used by financing activities from continuing operations	(1,034)	(592)	(317)
Cash used by continuing operations	(622)	(211)	(333)
Cash provided (used) by discontinued operations
Operating cash flows	63	80	165
Investing cash flows	1,608	(48)	(37)
Total cash provided by discontinued operations	1,671	32	128
Effect of currency exchange rate changes on cash and cash equivalents	(2)	2	(9)
Increase (decrease) in cash and cash equivalents	1,047	(177)	(214)
Cash and cash equivalents - beginning of year	346	523	737
Cash and cash equivalents - end of year	$1,393	$346	$523

Decrease (increase) in operating assets (a)
Accounts receivable	$(16)	$43	$9
Inventories	(4)	106	(118)
Other current and noncurrent assets	226	(194)	153
Increase (decrease) in operating liabilities (a)
Trade and other payables	64	(7)	(109)
Pension contributions	(38)	(124)	(166)
Other current and noncurrent liabilities	(357)	55	(332)
Change in operating assets and liabilities	$(125)	$(121)	$(563)
Supplemental disclosures
Interest paid	$154	$182	$202
Income taxes paid	88	69	88

(a)	Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation and basis of presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and U.S. Securities and Exchange Commission regulations.  All material intercompany transactions and balances have been eliminated.  Certain assets and liabilities that have been categorized as held for sale or sold during 2014 have been reclassified within the September 30, 2013 Consolidated Balance Sheet. Additionally, certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.  The Consolidated Financial Statements include the accounts of Ashland and its majority owned subsidiaries.  Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for under the equity method.
Ashland is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline.  On July 31, 2014, Ashland completed the sale of the assets and liabilities of Ashland Water Technologies (Water Technologies). As a result of this sale, all prior period operating results and cash flows related to Water Technologies have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Consolidated Cash Flows, while assets and liabilities that have been sold have been classified within the Consolidated Balance Sheet as held for sale in prior periods. In addition to the sale of Water Technologies, Ashland realigned certain components remaining in its portfolio of businesses, which includes divesting its Casting Solutions joint venture on June 30, 2014. See Notes B, C, E and R for additional information on the Water Technologies divestiture and its reported results as well as Ashland’s current reportable segment results and business realignment.
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
A progression of activity in the allowance for doubtful accounts is presented in the following table.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

(In millions)	2014	2013	2012
Allowance for doubtful accounts - beginning of year	$12	$19	$20
Provisions charged to earnings	5	(4)	3
Reserves utilized	(4)	(3)	(3)
Other changes	—	—	(1)
Allowance for doubtful accounts - end of year	$13	$12	$19
Inventories
Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals, plastics and lubricants with a replacement cost of $232 million at September 30, 2014 and $210 million at September 30, 2013 are valued at cost using the last-in, first-out (LIFO) method.
During 2013, the Specialty Ingredients reportable segment incurred a $31 million loss on straight guar, $28 million of which related to a lower of cost or market charge that was recognized within the cost of sales caption on the Statement of Consolidated Comprehensive Income. This charge was due to the identifiable market price of certain guar inventories, which fell below the cost of the product.
The following summarizes Ashland’s inventories as of the Consolidated Balance Sheet dates.

(In millions)	2014	2013
Finished products	$557	$518
Raw materials, supplies and work in process	239	261
LIFO reserves	(31)	(21)
	$765	$758

A progression of activity in the inventory reserves, which reduce the amounts of finished products and raw materials, supplies and work in process reported, is presented in the following table.

(In millions)	2014	2013	2012
Inventory reserves - beginning of year	$59	$28	$29
Provisions charged to earnings	4	42	1
Reserves utilized	(10)	(11)	(1)
Acquisition and other changes	—	—	(1)
Inventory reserves - end of year	$53	$59	$28
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
Goodwill and other intangibles
In accordance with U.S. GAAP, Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and when events and circumstances indicate an impairment may have occurred.  Ashland reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level.  Annually, Ashland tests goodwill for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group, when externally quoted market prices are not readily available.  Ashland tests its indefinite-lived intangible assets, principally trademarks and trade names, using a “relief-from-royalty” valuation method compared to the carrying value, while in-process research and development assets are

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

subject to review through the various stages of the feasibility assessment process.  Significant assumptions inherent in the valuation methodologies for goodwill and other intangibles are employed and include, but are not limited to, such estimates as future projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty and discount rates.
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
Derivative instruments
Ashland regularly uses derivative instruments to manage its exposure to fluctuations in foreign currencies and interest rates.  All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows.  Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.  For additional information on derivative instruments, see Note F.
Held for sale classification
When specific actions to dispose of certain assets and liabilities progress to the point that criteria, as defined within U.S. GAAP, have been met, the applicable assets and liabilities are adjusted to the lesser of carrying value or fair value less cost to sell, which may include an impairment charge to the extent identified, and reclassified into a "held for sale" category within the Consolidated Balance Sheet. Impairment charges, to the extent applicable, are recognized in the Statements of Consolidated Comprehensive Income. For additional information on amounts held for sale, see Note B.
Revenue recognition
Sales generally are recognized when persuasive evidence of an arrangement exists, products are received or services are provided to customers, the sales price is fixed or determinable and collectibility is reasonably assured.  For consignment inventory, title and risk of loss are transferred when the products have been consumed or used in the customer’s production process.  The percentage of Ashland’s sales recognized from consignment inventory sales was 3% during 2014, 3% during 2013 and 2% during 2012.  Ashland reports all sales net of tax assessed by qualifying governmental authorities. Certain shipping and handling costs paid by the customer are recorded in sales, while those costs paid by Ashland are recorded in cost of sales.
Expense recognition
Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs.  Selling, general and administrative expense includes sales and marketing costs, advertising, customer support, environmental remediation, corporate and divisional administrative and other costs.  Advertising costs ($63 million in 2014, $70 million in 2013 and $55 million in 2012) and research and development costs ($114 million in 2014, $142 million in 2013 and $104 million in 2012) are expensed as incurred.
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
A progression of activity in the tax valuation allowances for both continuing and discontinued operations is presented in the following table.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

(In millions)	2014	2013	2012
Tax valuation allowances - beginning of year	$166	$175	$718
Provisions charged to earnings	(5)	(6)	37
Reserves utilized	(14)	(2)	—
Acquisition and other changes	1	(1)	(580)
Tax valuation allowances - end of year	$148	$166	$175
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
In accordance with the provisions within U.S. GAAP, Ashland recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and other postretirement benefits expense are recorded ratably on a quarterly basis. Pension and other postretirement benefits adjustments charged directly to cost of sales that are applicable to inactive participants are excluded from inventoriable costs. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation
Operations outside the United States are measured primarily using the local currency as the functional currency.  Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year while assets and liabilities are translated at year-end exchange rates.  Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and are included in net earnings only upon sale or substantial liquidation of the underlying foreign subsidiary or affiliated company.
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
Earnings per share
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Earnings per share are reported under the treasury stock method. Stock options and SARs for each reported year whose grant price was greater than the market price of Ashland Common Stock at the end of each fiscal year were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was 0.6 million for 2014, 0.6 million for 2013 and 1.0 million for 2012. While certain non-vested stock awards granted prior to January 2010 qualify as participating securities, the effect on earnings per share calculated under the two class method is not significant.

(In millions except per share data)	2014	2013	2012
Numerator
Numerator for basic and diluted EPS -
Income from continuing operations	$72	$553	$14
Denominator
Denominator for basic EPS - Weighted-average
common shares outstanding	77	78	78
Share based awards convertible to common shares	1	2	2
Denominator for diluted EPS - Adjusted weighted-
average shares and assumed conversions	78	80	80
EPS from continuing operations
Basic	$0.94	$7.06	$0.18
Diluted	0.93	6.95	0.17

New accounting pronouncements
In May 2014, the FASB issued accounting guidance outlining a single comprehensive five step model for entities to use in accounting for revenue arising from contracts with customers (ASC 606 Revenue from Contracts with Customers). The new guidance supersedes most current revenue recognition guidance, in an effort to converge the revenue recognition principles within U.S. GAAP. This new guidance also requires entities to disclose certain quantitative and qualitative information regarding the nature, amount, timing and uncertainty of qualifying revenue and cash flows arising from contracts with customers. Entities have the option of using a full retrospective or a modified retrospective approach to adopt the new guidance. This guidance will become effective for Ashland on October 1, 2017. Ashland is currently evaluating the new accounting standard and the available implementation options the standard allows as well as the impact this new guidance will have on Ashland's Consolidated Financial Statements.
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

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2013, the FASB amended accounting provisions that address the financial statement presentation of tax items eligible for netting (ASC 740 Income Taxes). An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective prospectively for Ashland on October 1, 2014, with retrospective application and early adoption permitted. Ashland elected to early adopt this new guidance and apply it retrospectively. As a result, approximately $49 million and $28 million as of September 30, 2014 and 2013, respectively, were reclassified in the Consolidated Balance Sheets from other long-term liabilities and offset against deferred tax assets.
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
In February 2013, the FASB issued accounting guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (ASC 220 Comprehensive Income). This guidance sets forth new disclosure requirements for items reclassified from accumulated other comprehensive income by requiring disclosures for both the changes in accumulated other comprehensive income by component and where the significant items reclassified from accumulated other comprehensive income are classified in the Statements of Consolidated Comprehensive Income. This guidance became effective for Ashland on October 1, 2013 and impacted Ashland's disclosure of the reclassifications from accumulated other comprehensive income.
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
NOTE B – DIVESTITURES
Water Technologies
Ashland signed a definitive agreement on February 18, 2014 to sell the Water Technologies business to a fund managed by Clayton, Dubilier & Rice (CD&R). The sale was completed on July 31, 2014 in a transaction valued at approximately $1.8 billion. The total post-closing adjusted cash proceeds received by Ashland, during 2014 before taxes was $1.6 billion, which includes estimates for certain working capital and other post-closing adjustments, as defined in the definitive agreement. Ashland expects to receive an additional $48 million once a foreign entity completes certain regulatory closing requirements. Receipt of the additional cash proceeds and final settlement of working capital and other post-closing adjustments are expected to occur in fiscal 2015.
The proceeds from the sale will primarily be used to return capital to shareholders in the form of share repurchases. Ashland recognized a gain of $92 million after tax, which is included within the discontinued operations caption in the Statement of Consolidated Comprehensive Income for 2014.
Sales recognized for the ten month period Water Technologies was still owned by Ashland in 2014 were $1.5 billion and $1.7 billion for each of the fiscal years ended September 30, 2013 and September 30, 2012. Water Technologies employed approximately 3,000 employees throughout the Americas, Europe and Asia Pacific as of September 30, 2013.
Since this transaction signified Ashland’s exit from the Water Technologies business, Ashland has classified Water Technologies’ results of operations and cash flows within the Statements of Consolidated Comprehensive Income and Statements of Consolidated Cash Flows as discontinued operations for all periods presented. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Water Technologies reportable segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $31 million, $34 million and $32 million for 2014, 2013 and 2012, respectively. Ashland is continuing to implement plans to eliminate these costs as part of a global restructuring program.
Ashland will retain and has agreed to indemnify CD&R for certain liabilities of the Water Technologies business arising prior to the closing of the sale, including certain pension and postretirement liabilities, environmental remediation liabilities and certain

NOTE B – DIVESTITURES (continued)

legacy liabilities relating to businesses disposed or discontinued by the Water Technologies business. Costs directly related to these retained liabilities have been included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during 2014, 2013 and 2012.
Ashland will provide certain transition services to CD&R for a fee. During the fourth quarter of 2014, Ashland recognized transition service fees of $7 million, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. While the transition services vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed. See Note C for further information on the results of operations of Water Technologies for all periods presented.
Held for sale classification
The assets and liabilities of Water Technologies for prior periods have been reflected as assets and liabilities held for sale within the Consolidated Balance Sheets and are comprised of the following components:

September 30
(In millions)	2013
Accounts receivable (a)	$332
Inventories	141
Other assets	14
Current assets held for sale	$487

Net property, plant and equipment	$335
Goodwill	657
Intangibles	354
Equity and other unconsolidated investments	5
Other assets	9
Noncurrent assets held for sale	$1,360

Trade payables	$171
Accrued expenses and other liabilities	23
Current liabilities held for sale	$194

Employee benefit obligations	$64
Deferred income taxes	32
Other liabilities	3
Noncurrent liabilities held for sale	$99

(a)	Accounts receivable includes an allowance for doubtful accounts of $5 million at September 30, 2013.
Casting Solutions joint venture
During 2014, Ashland, in conjunction with its partner, initiated a process to sell the ASK Chemicals GmbH (ASK) joint venture, in which Ashland had 50% ownership. As part of the sale process, Ashland determined during 2014 that the fair value of its investment in the ASK joint venture was less than the carrying value and that an other than temporary impairment had occurred. As a result, Ashland recognized an impairment charge of $50 million related to its investment in the ASK joint venture. The charge was recognized within the equity and other income caption of the Statements of Consolidated Comprehensive Income.
In April 2014, Ashland, and its partner, announced that they had entered into a definitive agreement to sell the ASK joint venture to investment funds affiliated with Rhône Capital, LLC (Rhône), a London and New York-based private equity investment firm. Total pre-tax proceeds to the sellers was $205 million, which included $176 million in cash and a $29 million note from Rhône due in calendar year 2022. Ashland and its partner completed the sale to Rhône on June 30, 2014 and proceeds were split evenly between Ashland and its partner under the terms of the 50/50 joint venture.
MAP Transaction
As part of the 2005 transfer of Ashland’s 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction), Ashland agreed to sublease certain gas stations to Marathon for a nominal annual amount. During 2013, the third-party investor group that owned these gas stations initiated a sale

NOTE B – DIVESTITURES (continued)

process that required Ashland to submit an offer, which the investor group accepted. Ashland acquired the gas stations for a total cost of $14 million. In accordance with the MAP Transaction, these gas stations were required to be transferred to Marathon. The $14 million payment to the investor group was recognized by Ashland and recorded within the net loss on divestitures caption of the Statement of Consolidated Comprehensive Income.
Synlubes divestiture
In January 2012, Ashland completed the sale of its aviation and refrigerant lubricants division, a polyol/ester-based synlubes (Synlubes) division previously included within the Water Technologies reportable segment, to Monument Chemical Inc., a Heritage Group Company.  Annual sales of the division were approximately $50 million.  Total net assets related to this division totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The transaction resulted in a pretax loss of less than $1 million recognized during 2012.
PVAc divestiture
In January 2012, Ashland completed the sale of its polyvinyl acetate homopolymer and copolymer (PVAc) group previously included within the Specialty Ingredients reportable segment to Celanese Corporation.  Annual sales of the division were approximately $45 million.  Total net assets related to this division totaled $20 million as of the date of sale and primarily consisted of property, plant and equipment.  The sale included the transfer of the PVAc group, inventory and related technology, but did not include any real estate or manufacturing facilities.  Ashland’s PVAc group included two brands, Flexbond™ and Vinac™ emulsions.  The transaction resulted in a pretax gain of $2 million recognized during 2012.

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
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules, a wholly-owned subsidiary of Ashland.  Adjustments to the recorded litigation reserves and related insurance receivables are recorded within the discontinued operations caption and continue periodically.  See Note N for further discussion of Ashland’s asbestos-related activity.
As previously described in Note B, on July 31, 2014, Ashland completed the sale of the Water Technologies business to CD&R. Ashland determined that this sale qualified as a discontinued operation, in accordance with U.S. GAAP, since Ashland will not have significant continuing involvement in the Water Technologies business. As a result, the previous operating results related to Water Technologies have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income.
On March 31, 2011, Ashland completed the sale to Nexeo Solutions, LLC of substantially all of the assets and certain liabilities of its global distribution business, which previously comprised the Ashland Distribution (Distribution) reportable segment.  Ashland determined that this sale qualified as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the Distribution business. Ashland made subsequent adjustments to the discontinued operations caption for Distribution during 2013 and 2012.
On August 28, 2006, Ashland completed the sale of the stock of Ashland Paving And Construction, Inc. (APAC) for $1.3 billion.  The sale qualified as a discontinued operation, and as a result, the previous operating results, assets and liabilities related to APAC have been reflected as discontinued operations in the Consolidated Financial Statements.  Ashland has made subsequent adjustments to the gain on the sale of APAC, primarily relating to the tax effects of the sale, during 2014 and 2013.
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

NOTE C – DISCONTINUED OPERATIONS (continued)

(In millions)	2014	2013	2012
Income (loss) from discontinued operations
Asbestos-related litigation reserves, expenses and related receivables	$5	$(3)	$(7)
Water Technologies	84	202	29
Distribution	—	(9)	(6)
Gain (loss) on disposal of discontinued operations
Water Technologies	148	—	—
Distribution	—	—	(1)
Income before taxes	237	190	15
Income tax benefit (expense)
Benefit (expense) related to income (loss) from discontinued operations
Asbestos-related litigation reserves and expenses	1	5	6
Water Technologies	(25)	(78)	(5)
Distribution	—	3	2
Benefit (expense) related to gain (loss) on disposal of discontinued operations
Water Technologies	(56)	—	—
Distribution	—	—	(6)
APAC	4	10	—
Income from discontinued operations (net of taxes)	$161	$130	$12

NOTE D – UNCONSOLIDATED AFFILIATES
Summarized financial information for companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in Ashland’s Consolidated Financial Statements.  These amounts exclude any applicable affiliates from the Water Technologies business for all periods presented since it was divested during 2014 and in accordance with provisions within U.S. GAAP the results of this business have been reclassified to discontinued operations in the Statements of Consolidated Comprehensive Income and held for sale on the Consolidated Balance Sheets. The results of operations and amounts recorded by Ashland as of and for the year ended September 30, 2014 only include results for the ASK joint venture through the sale date of June 30, 2014. See Note B for further information on the Water Technologies and ASK divestitures in 2014.
At September 30, 2014 and 2013, Ashland’s retained earnings included $73 million and $92 million, respectively, of undistributed earnings from unconsolidated affiliates accounted for on the equity method. The summarized financial information for all companies accounted for on the equity method by Ashland is as of and for the years ended September 30, 2014, 2013 and 2012, respectively.

NOTE D – UNCONSOLIDATED AFFILIATES (continued)

(In millions)	2014	2013	2012
Financial position
Current assets	$292	$477
Current liabilities	(98)	(180)
Working capital	194	297
Noncurrent assets	45	333
Noncurrent liabilities	(1)	(129)
Stockholders’ equity	$238	$501
Results of operations
Sales	$966	$1,181	$1,362
Income from operations	74	79	98
Net income	63	53	56
Amounts recorded by Ashland
Investments and advances	$81	$213	$212
Equity income (loss) (a)	(25)	26	34
Distributions received	14	11	2

(a) The results in 2014 include a $50 million impairment on the ASK joint venture.
As part of the ASK joint venture sale process in 2014, Ashland determined that the fair value of this investment was less than the carrying value and that an other than temporary impairment had occurred. As a result, Ashland recognized an impairment charge of $50 million related to its investment in the ASK joint venture during 2014. The charge was recognized within the equity and other income caption of the Statements of Consolidated Comprehensive Income.

NOTE E – RESTRUCTURING ACTIVITIES
Ashland initiated a global restructuring of its businesses in 2014 to enhance profitability through streamlined operations and an improved overall cost structure.
Severance costs
During 2014, Ashland initiated a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland initiated a voluntary severance offer (VSO) in January 2014 to certain U.S. employees. Approximately 400 employees were formally approved for the VSO. All payments related to the VSO are expected to be paid by March 31, 2015. An involuntary program for employees was also initiated as part of the global restructuring program during the current period. The VSO and involuntary programs resulted in expense of $95 million being recognized during 2014, with $13 million being recorded within the cost of sales caption and $82 million being recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. In addition, the employee reductions resulted in a pension curtailment being recorded during 2014. See Note M for further information. As of September 30, 2014, the remaining restructuring reserve for the global restructuring program was $53 million.
During 2011, Ashland initiated steps to reduce stranded costs resulting from the divestiture of Distribution and the contribution of the Casting Solutions business to the new global joint venture with Süd-Chemie, as well as integrated International Specialty Products Inc. (ISP) into the Specialty Ingredients and Performance Materials reportable segments, subsequent to its purchase in August 2011.  An involuntary program continued during 2012 related to these initiatives and resulted in a net expense of $17 million being recognized within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. As of September 30, 2014 and 2013, the remaining restructuring reserve for these and other programs totaled $3 million and $17 million, respectively.
Facility costs
During 2012, Ashland recorded a $20 million lease abandonment charge related to its exit from an office facility that was obtained as part of the Hercules acquisition.  The costs related to the reserve will be paid over the remaining lease term through May 2016.  Also during 2012, in order to maximize operational efficiencies, Ashland abandoned a construction project for a multi-purpose facility.  This project abandonment resulted in a $13 million charge which primarily related to expenses incurred for engineering and construction in progress.  Both charges were recognized within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income during 2012.

NOTE E – RESTRUCTURING ACTIVITIES (continued)

During 2014, Ashland recorded an additional $4 million lease abandonment charge related to its exit from an office facility that was obtained as part of the Hercules acquisition. The costs related to the reserve will be paid over the remaining lease term through May 2016. As of September 30, 2014 and 2013, the remaining restructuring reserve for all qualifying facility costs totaled $9 million and $8 million, respectively.
The following table details at September 30, 2014, 2013 and 2012, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves during 2014, 2013 and 2012.  The severance reserves are included in accrued expenses and other liabilities in the Consolidated Balance Sheet while facility costs reserve are primarily within other noncurrent liabilities.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2011	$45	$—	$45
Restructuring reserves	27	20	47
Reserve adjustments	(10)	—	(10)
Utilization (cash paid or otherwise settled)	(33)	(5)	(38)
Balance as of September 30, 2012	29	15	44
Reserve adjustments	9	—	9
Utilization (cash paid or otherwise settled)	(21)	(7)	(28)
Balance as of September 30, 2013	17	8	25
Restructuring reserves	95	4	99
Reserve adjustments	(4)	—	(4)
Utilization (cash paid or otherwise settled)	(52)	(3)	(55)
Balance as of September 30, 2014	$56	$9	$65

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
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2014.  For additional information on fair value hierarchy measurements of pension plan asset holdings, see Note M.

NOTE F – FAIR VALUE MEASUREMENTS (continued)

		Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,393	$1,393	$1,393	$—	$—
Deferred compensation investments (a)	184	184	45	139	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	11	11	—	11	—
Total assets at fair value	$1,591	$1,591	$1,441	$150	$—

Liabilities
Foreign currency derivatives	$9	$9	$—	$9	$—
Total liabilities at fair value	$9	$9	$—	$9	$—

(a)	Included in other noncurrent assets in the Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2013.

		Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$346	$346	$346	$—	$—
Deferred compensation investments (a)	181	181	50	131	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$531	$531	$399	$132	$—

(a)	Included in other noncurrent assets in the Consolidated Balance Sheets.

Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The following table summarizes the currency hedge gains and losses recognized during 2014, 2013 and 2012 within the Statements of Consolidated Comprehensive Income.

(In millions)	2014	2013	2012
Foreign currency derivative gains (losses)	$(7)	$1	$7

NOTE F – FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the fair values of the outstanding foreign currency derivatives as of September 30, 2014 and 2013 included in accounts receivable and accrued expenses and other liabilities of the Consolidated Balance Sheets.

(In millions)	2014	2013
Foreign currency derivative assets	$2	$1
Notional contract values	88	312

Foreign currency derivative liabilities (a)	$4	$—
Notional contract values	281	246

(a)	Fair values of assets or liabilities of $0 denote values less than $1 million.

Net investment hedges
During 2014, Ashland entered into foreign currency contracts in order to manage the foreign currency exposure of the net investment in certain foreign operations, as a result of certain proceeds from the sale of Water Technologies being received in non-U.S. denominated currencies. Ashland designated these foreign currency contracts as hedges of net investment in its foreign subsidiaries. As a result, Ashland records these hedges at fair value using forward rates, with the effective portion of the gain or loss reported as a component of the cumulative translation adjustment within accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Income when the hedged item affects net income. There was no hedge ineffectiveness with these instruments during 2014.

As of September 30, 2014, the total notional value of foreign currency contracts equaled $206 million. The fair value of Ashland's net investment hedge assets and liabilities are calculated using forward rates. Accordingly, these instruments are deemed to be Level 2 measurements within the fair value hierarchy. Counterparties to these net investment hedges are highly rated financial institutions which Ashland believes carry only a nominal risk of nonperformance. The following table summarizes the fair value of the outstanding net investment hedge instruments as of September 30, 2014.

		Fair value at
(In millions)	Consolidated balance sheet caption	September 30, 2014
Net investment hedge assets	Accounts receivable	$9
Net investment hedge liabilities	Accrued expenses and other liabilities	5
The following table summarizes the unrealized gain on the net investment hedge instruments recognized within the cumulative translation adjustment within AOCI during 2014. No portion of the loss was reclassified to income during 2014.

(In millions)	2014
Change in unrealized gain in AOCI	$4
Tax impact of change in unrealized gain in AOCI	(3)

Interest rate hedges
During 2011, Ashland entered into interest rate swap agreements in order to manage the variable interest rate risk associated with term loans A and B that were borrowed in conjunction with the August 2011 acquisition of ISP. These instruments were designated as cash flow hedges whereby Ashland recorded these hedges at fair value, with the effective portion of the gain or loss reported as a component of accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affected net income.  There was no hedge ineffectiveness with these instruments during 2012. Ashland terminated the interest rate swap agreements in conjunction with the repayment of term loans A and B during 2013, resulting in a charge of $52 million included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income during 2013.
The fair value of Ashland’s interest rate swap assets and liabilities were calculated using standard pricing models. These models utilized inputs derived from observable market data such as interest rate spot rates and forward rates, and were deemed to

NOTE F – FAIR VALUE MEASUREMENTS (continued)

be Level 2 measurements within the fair value hierarchy. Counterparties to these interest rate swap agreements were highly rated financial institutions which Ashland believes carry only a minimal risk of nonperformance.
During 2013, Ashland reclassified a loss of $65 million from AOCI to the Statements of Consolidated Comprehensive Income. The losses reclassified to the Statements of Consolidated Comprehensive Income were recorded in the net interest and other financing expense caption. Additionally, an unrealized loss of $3 million on interest rate hedges was recognized in AOCI during 2013.
Other financial instruments
At September 30, 2014 and 2013, Ashland’s long-term debt (including current portion) had a carrying value of $2,951 million and $2,959 million, respectively, compared to a fair value of $3,102 million and $3,003 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, and are deemed to be Level 2 measurements within the fair value hierarchy.

NOTE G – PROPERTY, PLANT AND EQUIPMENT
The following table describes the various components of property, plant and equipment within the Consolidated Balance Sheet.

(In millions)	2014	2013
Land	$228	$228
Buildings	730	704
Machinery and equipment	3,049	2,986
Construction in progress	268	263
Total property, plant and equipment (gross)	4,275	4,181
Accumulated depreciation	(1,861)	(1,674)
Total property, plant and equipment (net)	$2,414	$2,507
The following table summarizes various property, plant and equipment charges included within the Statements of Consolidated Comprehensive Income.

(In millions)	2014	2013	2012
Depreciation	$304	$268	$270
Capitalized interest	1	1	1
Depreciation includes $36 million of accelerated depreciation and asset impairment during 2014. The Specialty Ingredients reportable segment incurred a $19 million impairment related to the impairment of a product line. This charge was recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income. The remaining $17 million relates to accelerated depreciation associated with plant closures within the Performance Materials reportable segment. In 2013 and 2012, there were $2 million and $4 million, respectively, of accelerated depreciation.

NOTE H – GOODWILL AND OTHER INTANGIBLES
Goodwill
In accordance with U.S. GAAP, Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  Subsequent to the business realignment during 2014, Ashland has determined that its reporting units for allocation of goodwill include the Specialty Ingredients and Valvoline reportable segments, and the Composites, Intermediates/Solvents, and Elastomers reporting units within the Performance Materials reportable segment. Prior to this business realignment in 2014, the reporting units consisted of the Specialty Ingredients and Valvoline reportable segments, and the Composites and Adhesives and Elastomers reporting units within the Performance Materials reportable segment. In addition, prior to its sale during 2014, Water Technologies was treated as a separate reporting unit for allocation of goodwill.

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

In accordance with U.S. GAAP, as a result of the business realignment in 2014, goodwill was reallocated using a relative fair value approach and Ashland performed an assessment to determine if an impairment existed. Upon completion of this assessment, Ashland concluded that no impairment existed.
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
The following is a progression of goodwill by reportable segment for the years ended September 30, 2014 and 2013.

	Specialty	Performance
(In millions)	Ingredients	Materials	(a)	Valvoline	Total
Balance at September 30, 2012	$2,202	$315		$166	$2,683
Currency translation	29	(4)		1	26
Balance at September 30, 2013	2,231	311		167	2,709
Business realignment adjustment (b)	(39)	39		—	—
Other (c)	(3)	—		—	(3)
Currency translation	(60)	(4)		1	(63)
Balance at September 30, 2014	$2,129	$346		$168	$2,643

(a)
As of September 30, 2014, goodwill consisted of $10 million for the Elastomers reporting unit, $164 million for the Composites reporting unit and $172 million for the Intermediates/Solvents reporting unit.

(b)
Business realignment adjustment represents the reallocation of goodwill during 2014 as a result of the transfer of Adhesives and Intermediates/Solvents between the Specialty Ingredients and Performance Materials reportable segments. In the fourth quarter of 2014, an error of $32 million was identified in the amount of goodwill associated with Intermediates/Solvents that was originally reallocated in the third quarter of 2014. The amount of goodwill transferred from Specialty Ingredients to Performance Materials was revised from $71 million to $39 million to correct the error. Ashland does not believe that this revision was material to the previously filed financial information.

(c)	Other caption represents the adjustment of certain items identified from previous acquisitions that were revised within the Consolidated Balance Sheet.

Other intangible assets
Intangible assets principally consist of trademarks and trade names, intellectual property, customer relationships, IPR&D and sale contracts.  Intangible assets classified as finite are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 4 to 25 years, intellectual property over 5 to 20 years, customer relationships over 3 to 24 years and other intangibles over 2 to 50 years.
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $322 million and $335 million as of September 30, 2014 and 2013, respectively.  During 2014 and 2013 there was a decrease in indefinite-lived intangible assets of $13 million and $41 million, respectively, which represents impairment charges incurred related to certain IPR&D assets associated with the acquisition of ISP, classified within the research and development expense caption of the Statement of Consolidated Comprehensive Income.
In accordance with U.S. GAAP, Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  In conjunction with the July 1, 2014 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any additional impairment for indefinite-lived intangible assets.  Intangible assets were comprised of the following as of September 30, 2014 and 2013.

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

	2014			2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$72	$(49)	$23	$72	$(45)	$27
Intellectual property	827	(226)	601	827	(175)	652
Customer relationships	481	(118)	363	507	(84)	423
Total definite-lived intangible assets	1,380	(393)	987	1,406	(304)	1,102

Indefinite-lived intangible assets
IPR&D	19	—	19	32	—	32
Trademarks and trade names	303	—	303	303	—	303
Total intangible assets	$1,702	$(393)	$1,309	$1,741	$(304)	$1,437
Amortization expense recognized on intangible assets was $89 million for 2014, $88 million for 2013 and $89 million for 2012, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  As of September 30, 2014, all of Ashland’s intangible assets that had a carrying value were being amortized except for IPR&D and certain trademarks and trade names that have been determined to have indefinite lives.  Estimated amortization expense for future periods is $89 million in 2015, $85 million in 2016, $85 million in 2017, $85 million in 2018 and $80 million in 2019.

NOTE I – DEBT
The following table summarizes Ashland’s current and long-term debt at September 30, 2014 and 2013.

(In millions)	2014	2013
4.750% notes, due 2022	$1,120	$1,119
3.875% notes, due 2018	700	700
3.000% notes, due 2016	600	600
6.875% notes, due 2043	376	376
Accounts receivable securitization	255	270
6.50% junior subordinated notes, due 2029	134	131
Revolving credit facility	45	—
Other international loans, interest at a weighted-
average rate of 7.0% at September 30, 2014 (6.0% to 10.3%)	29	44
Medium-term notes, due 2015-2019, interest at a weighted-
average rate of 8.7% at September 30, 2014 (8.4% to 9.4%)	14	14
Other	7	13
Total debt	3,280	3,267
Short-term debt	(329)	(308)
Current portion of long-term debt	(9)	(12)
Long-term debt (less current portion)	$2,942	$2,947

At September 30, 2014, Ashland’s total debt had an outstanding principal balance of $3,433 million and discounts of $153 million.  The scheduled aggregate maturities of debt for the next five fiscal years are as follows:  $293 million in 2015, $600 million in 2016, none in 2017, $745 million in 2018 and $5 million in 2019.

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
Total borrowing capacity remaining under the 2013 Senior Credit Facility was $1,084 million, due to an outstanding balance of $45 million, as well as a reduction of $71 million for letters of credit outstanding at September 30, 2014.
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

NOTE I – DEBT (continued)

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
Under the Sale Agreement, each Originator will transfer, on an ongoing basis, substantially all of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG. Under the terms of the Transfer and Administration Agreement, CVG could, from time to time, obtain up to $350 million (in the form of cash or letters of credit for the benefit of Ashland and its subsidiaries) from the Conduit Investors, the Uncommitted Investors and/or the Committed Investors through the sale of an undivided interest in such accounts receivable, related assets and collections. On July 28, 2014, the available funding for qualifying receivables under the account receivable securitization facility was reduced from $350 million to $275 million due to the elimination of Water Technologies as a participant in the accounts receivable securitization. No other significant terms of the agreement were amended. The Transfer and Administration Agreement has a term of three years, but is extendable at the discretion of Ashland and the Investors. Ashland accounts for the securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheets as accounts receivable. Fundings under the Transfer and Administration Agreement will be repaid as accounts receivable are collected, with new fundings being advanced (through daily reinvestments) as new accounts receivable are originated by the Originators and transferred to CVG, with settlement generally occurring monthly. Ashland continues to classify any borrowings under this facility as a short-term debt instrument within the Consolidated Balance Sheets. Once sold to CVG, the accounts receivable, related assets and rights to collection described above are separate and distinct from each Originator’s own assets and are not available to its creditors should such Originator become insolvent. Substantially all of CVG’s assets have been pledged to the Agent in support of its obligations under the Transfer and Administration Agreement.
At September 30, 2014 and 2013, the outstanding amount of accounts receivable transferred by Ashland to CVG was $493 million and $549 million, respectively. Ashland had drawn $255 million and $270 million, respectively, under the facility as of September 30, 2014 and 2013 in available funding from qualifying receivables. The weighted-average interest rate for this instrument was 1.1% for 2014 and 1.0% for 2013. Funds drawn at the inception of the accounts receivable securitization facility were used to prepay $350 million of principal on Ashland’s term loan B facility in 2012. Ashland recognized a $6 million charge for the debt issuance costs associated with this principal prepayment, which is included in the net interest and other financing expense caption in the Statement of Consolidated Comprehensive Income for 2012.
Other debt
At September 30, 2014 and 2013, Ashland held other debt totaling $184 million and $202 million, respectively, comprised primarily of medium-term notes due 2015 – 2019, the 6.60% and 6.50% notes due 2027 and 2029 assumed in the Hercules acquisition and other short-term international loans.

NOTE I – DEBT (continued)

Net interest and other financing expense (income)

(In millions)	2014	2013	2012
Interest expense (a)	$163	$273	$251
Interest income	(6)	(4)	(8)
Other financing costs (b)	9	13	74
	$166	$282	$317

(a)	Includes the $52 million charge to terminate the interest rate swaps associated with the term loan A and term loan B facilities during 2013.

(b)
Includes a $4 million and $67 million redemption premium payment for 2013 and 2012, respectively, related to the $78 million and $572 million principal 9.125% senior notes redeemed during 2013 and 2012, respectively.

The following table details the debt issuance cost and original issue discount amortization included in interest expense during 2014, 2013 and 2012.

(In millions)	2014	2013	(a)	2012	(b)
Normal amortization	$14	$15		$24
Accelerated amortization	—	50		30
Total	$14	$65		$54

(a)	Accelerated amortization of $47 million and $3 million resulted from the repayment of the 2011 Senior Credit Facility and the early paydown of Ashland’s remaining 9.125% senior notes, respectively.

(b)
Accelerated amortization of $24 million and $6 million resulted from the early redemption of 88% of Ashland’s 9.125% senior notes and the early paydown of $350 million in term loan B principal associated with the 2011 Senior Credit Facility, respectively.

Covenants related to current debt agreements
The 2013 Senior Credit Facility contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and fixed charge coverage ratios, limitations on liens, additional indebtedness, certain negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments and other customary limitations.  As of September 30, 2014, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility during its entire duration is 3.25. The 2013 Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2013 Senior Credit Facility defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled on page M-6. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees.
The minimum required consolidated interest coverage ratio under the 2013 Senior Credit Facility during its entire duration is 3.00. The 2013 Senior Credit Facility defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.
At September 30, 2014, Ashland’s calculation of the consolidated leverage ratio was 1.9, which is below the maximum consolidated leverage ratio permitted under the new senior unsecured revolving credit facility of 3.25.  At September 30, 2014, Ashland’s calculation of the interest coverage ratio was 6.5, which exceeds the minimum required consolidated ratio of 3.0.
Corporate credit ratings
During 2014, Ashland’s corporate credit ratings remained unchanged at BB by Standard & Poor’s and Ba1 by Moody’s Investor Services.  At September 30, 2014, Standard & Poor’s and Moody’s Investor Services both rated Ashland’s outlook as stable.

NOTE J – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2014	2013
Deferred compensation investments	$184	$181
Debt issuance costs	49	60
Note receivables	44	25
Environmental insurance receivables	24	26
Land use rights	23	34
Defined benefit plan assets	22	48
Life insurance policies	18	21
Tax receivables	17	26
Customer incentive	16	17
Debt defeasance assets	15	16
Other	98	98
	$510	$552

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30.

(In millions)	2014	2013
Environmental remediation reserves	$158	$171
Accrued tax liabilities (including sales and franchise)	74	95
Deferred compensation	72	75
Insurance reserves related to workers compensation and general liability	50	73
Other	106	106
	$460	$520

NOTE K – LEASE COMMITMENTS
Ashland and its subsidiaries are lessees of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under leasing agreements that expire at various dates.  Capitalized lease obligations are not significant and are included in long-term debt while capital lease assets are included in property, plant and equipment.  Future minimum rental payments at September 30, 2014 were $36 million in 2015, $32 million in 2016, $22 million in 2017, $16 million in 2018, $12 million in 2019 and $51 million in 2020 and later years.  Rental expense under operating leases for continuing operations was as follows:

(In millions)	2014	2013	2012
Minimum rentals (including rentals under short-term leases) (a)	$69	$57	$95
Contingent rentals	7	6	7
Sublease rental income	(2)	(2)	(9)
	$74	$61	$93

(a)
Expense for 2012 includes a lease abandonment charge of $20 million related to the closure of a corporate facility. Future payments related to this lease will occur over the remaining lease term through May 2016, and are included in the future minimum rental payments.

(b)
The table above excludes $13 million of lease commitments during 2013 and 2012 that were related to the Water Technologies business that has been reclassified to discontinued operations in these periods due to its sale in July 2014.

NOTE L – INCOME TAXES
A summary of the provision for income taxes related to continuing operations follows.

NOTE L – INCOME TAXES (continued)

(In millions)	2014	2013	2012
Current
Federal	$34	$7	$29
State	10	(6)	(1)
Foreign	62	42	40
	106	43	68
Deferred	(294)	153	(125)
Income tax expense (benefit)	$(188)	$196	$(57)

Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes.  During the quarter ended September 30, 2014, as a result of an updated analysis of future cash needs in the U.S. and opportunities for investment outside the U.S., including the use of proceeds from the Water Technologies sale, Ashland changed its assertion related to the historical earnings of certain subsidiaries, and reversed deferred tax liabilities of $168 million. With the exception of certain investments primarily in which Ashland has an ownership percentage of 50% or less, Ashland asserts that all other foreign earnings will be indefinitely reinvested and it will continue to monitor its assertion related to foreign earnings based upon cash requirements within and outside the U.S. As of September 30, 2014, management intends to indefinitely reinvest approximately $1.8 billion of earnings. It is not practicable to estimate the amount of U.S. tax that might be payable if these earnings were ever to be remitted.
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

(In millions)	2014	2013 (g)
Deferred tax assets
Foreign net operating loss carryforwards (a)	$84	$108
Employee benefit obligations	544	408
Environmental, self-insurance and litigation reserves (net of receivables)	172	187
State net operating/capital loss carryforwards (b)	58	77
Compensation accruals	91	84
Credit carryforwards (c)	25	131
Uncollectible accounts receivable	2	5
Other items (d)	63	64
Valuation allowances (e)	(148)	(166)
Total deferred tax assets	891	898
Deferred tax liabilities
Goodwill and other intangibles (f)	409	537
Property, plant and equipment	416	489
Unremitted earnings	19	188
Total deferred tax liabilities	844	1,214
Net deferred tax asset (liability)	$47	$(316)

(a)	Gross net operating loss carryforwards will expire in future years as follows: $9 million in 2015, $3 million in 2016 and the remaining balance in other future years.

(b)
Gross net operating/capital loss carryforwards include offset for uncertain tax positions and will expire in future years as follows: $13 million in 2015, $32 million in 2016 and the remaining balance in other future years.

(c)
Credit carryforwards include offset for uncertain tax positions and consist primarily of foreign tax credits of $11 million expiring in 2023 and alternative minimum tax credits of $11 million with no expiration date.

(d)	Other items include offset for impact of uncertain tax positions.

(e)	Valuation allowances primarily relate to certain state and foreign net operating loss carryforwards as well as capital losses.

(f)	The total gross amount of goodwill as of September 30, 2014 expected to be deductible for tax purposes is $56 million.

(g)
The 2013 column includes $32 million of net deferred income tax liabilities related to Water Technologies which are classified as held for sale in the Consolidated Balance Sheet as of September 30, 2013.

NOTE L – INCOME TAXES (continued)

The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.  The foreign components of income from continuing operations disclosed in the following table exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2014	2013	2012
Income (loss) from continuing operations before income taxes
United States	$(862)	$227	$(513)
Foreign	746	522	470
	$(116)	$749	$(43)

Income taxes computed at U.S. statutory rate (35%)	$(40)	$262	$(15)
Increase (decrease) in amount computed resulting from
Net gain on divestitures (a)	37	—	2
Uncertain tax positions	33	11	(1)
Valuation allowance (release) (b)	14	(12)	40
Claim for research and development credits (c)	(2)	(14)	(1)
State taxes (d)	(16)	23	(7)
Net impact of foreign results (e)	(214)	(74)	(70)
Other items	—	—	(5)
Income tax expense (benefit)	$(188)	$196	$(57)

(a)
2014 tax adjustments associated with the Water Technologies business and ASK divestitures are a $39 million charge and $2 million gain respectively. 2012 tax adjustments associated with the PVAc/Synlubes divestitures.

(b)	Related to foreign and state deferred tax asset valuation allowances/(releases).

(c)	2013 includes a benefit related to credits signed into law on a retroactive basis.

(d)	2014 and 2013 include expense of $5 million and $7 million, respectively, recorded for deferred tax adjustments, primarily attributable to state rate changes.

(e)
2014 includes a $168 million tax benefit related to the reversal of deferred tax liabilities for outside basis differences and other APB No. 23 related matters and a $14 million expense recorded for a rate change in a foreign jurisdiction. 2013 includes a $17 million benefit recorded for a rate change in a foreign jurisdiction.

Income tax benefit for 2014 included a net tax benefit of $223 million recorded on net pretax charges of $671 million related to restructuring and other integration costs, pension and other postretirement plan costs, environmental reserves, a foreign tax indemnification receivable adjustment, impairments related to the investment in the ASK joint venture and certain IPR&D assets, and a reserve for legal costs. In addition, 2014 included a $168 million tax benefit related to the reversal of deferred tax liabilities for outside basis differences and other APB No. 23 related matters, a charge of $39 million for taxes associated with the sale of shares of subsidiaries included in the sale of the Water Technologies business, net charges of $32 million for uncertain tax positions and related matters, a charge of $14 million for a foreign income tax rate change and other net discrete item charges of $7 million primarily related to changes in valuation allowances.
Income tax expense for 2013 included $156 million of tax expense recorded on the $417 million pension and other postretirement benefit plan remeasurement gain, a $33 million tax benefit related to charges totaling $99 million from an interest rate swap agreement termination and accelerated amortization of debt issuance and other costs, a zero benefit recorded on the MAP Transaction charge of $14 million and a net benefit of $16 million primarily attributable to a foreign income tax rate change.
Income tax benefit for 2012 included a $154 million benefit recorded on the $406 million pension and other postretirement benefit plan remeasurement loss, a $34 million benefit recorded on $97 million of charges incurred for early payment of certain debt instruments, tax benefits of $43 million associated with other key item charges of $140 million which are detailed in the Adjusted EBITDA table on page M-6, tax expense of $41 million to establish state valuation allowances and a tax benefit of $15 million for deferred tax adjustments related to ongoing international restructuring efforts. The state valuation allowance of $41 million was established primarily as a result of the $406 million pension and postretirement charge, which moved Ashland into a cumulative three year pretax loss position in certain state tax jurisdictions. The $15 million international restructuring amount will not be a recurring benefit in future years.
Unrecognized tax benefits
U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires Ashland to recognize in the financial statements each tax position

NOTE L – INCOME TAXES (continued)

that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  Ashland had $155 million and $133 million of unrecognized tax benefits, of which $32 million and $16 million relate to discontinued operations, at September 30, 2014 and 2013, respectively.  As of September 30, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate for continuing and discontinued operations was $129 million.  The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.  Recognition of these tax benefits would not have an impact on the effective tax rate.
Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the Statements of Consolidated Comprehensive Income. Such interest and penalties totaled a $2 million benefit in 2014, $5 million benefit in 2013, and zero in 2012.  Ashland had $19 million and $28 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2014 and 2013, respectively.
During the year ended September 30, 2014 and 2013, respectively, changes in unrecognized tax benefits were as follows.

(In millions)
Balance at September 30, 2012	$124
Increases related to positions taken on items from prior years	22
Decreases related to positions taken on items from prior years	(4)
Increases related to positions taken in the current year	14
Lapse of statute of limitations	(21)
Settlement of uncertain tax positions with tax authorities	(2)
Balance at September 30, 2013	133
Increases related to positions taken on items from prior years	29
Decreases related to positions taken on items from prior years	(13)
Increases related to positions taken in the current year	31
Lapse of statute of limitations	(13)
Disposition of Water Technologies	(12)
Balance at September 30, 2014	$155

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of up to $17 million for continuing operations and $13 million for discontinued operations. For the remaining balance as of September 30, 2014, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.
Ashland or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Foreign taxing jurisdictions significant to Ashland include Australia, Canada, Spain, Switzerland, Brazil, China, Germany and the Netherlands.  Ashland is subject to U.S. federal income tax examinations by tax authorities for periods after September 30, 2006 and U.S. state income tax examinations by tax authorities for periods after September 30, 2005.  With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 2003.

NOTE M – EMPLOYEE BENEFIT PLANS
Pension plans
Ashland and its subsidiaries sponsor contributory and noncontributory qualified defined benefit pension plans that cover certain employees in the United States and in a number of other countries.  In addition, Ashland has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  Ashland funds the costs of the non-qualified plans as the benefits are paid.  Pension obligations for applicable employees of non-U.S. consolidated subsidiaries are provided for in accordance with local practices and regulations of the respective countries. Benefits for those eligible for Ashland’s U.S. pension plans generally are based on employees’ years of service and compensation during the years immediately preceding their retirement.

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

The majority of Ashland's U.S. pension plans have been closed to new participants since January 1, 2011. In addition, most foreign pension plans are closed to new participants while those that remain open relate to areas where jurisdictions require plans to operate within the applicable country.
Pension plans divested
As a result of the sale of the Water Technologies business on July 31, 2014, certain non-U.S. pension plans, with a net benefit obligation of $70 million were fully transferred.
Other postretirement benefit plans
Ashland and its subsidiaries sponsor health care and life insurance plans for eligible employees in the U.S. and Canada who retire or are disabled.  Ashland’s retiree life insurance plans are noncontributory, while Ashland shares the costs of providing health care coverage with its retired employees through premiums, deductibles and coinsurance provisions.  Ashland funds its share of the costs of the postretirement benefit plans as the benefits are paid.  Employees hired after June 30, 2003, and participating in the Ashland plans, will have access to any retiree health care coverage that may be provided, but will have no Ashland company funds available to help pay for such coverage.
Since January 1, 2004, Ashland’s legacy plans have limited their annual per capita costs to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred.  As a result, health care cost trend rates have no significant effect on the amounts reported for the health care plans.  Premiums for retiree health care coverage are equivalent to the excess of the estimated per capita costs over the amounts borne by Ashland.
For certain other plans that have been acquired, the assumed postretirement health care plans include a limit on Ashland’s share of costs for recent and future retirees. The assumed pre-65 health care cost trend rate as of September 30, 2014 was 7.30% and continues to be reduced to 4.50% in 2028 and thereafter. The assumptions used to project the liability anticipate future cost-sharing changes to the written plans that are consistent with the increase in health care cost. Employees hired after December 31, 2002 will have access to any retiree health care coverage that may be provided, but will have no Ashland company funds available to help pay for such coverage.
In May 2010, Ashland implemented changes for all plans, effective January 1, 2011, eliminating post-65 benefit coverage for those eligible participants retiring on or after January 1, 2016.  In September 2011, Ashland adopted a plan amendment for the legacy Ashland plans to change the current post-65 Ashland Medical plan to Medicare Advantage plan.  This change was effective January 1, 2012, at which time Ashland no longer applies for the Medicare Part D subsidy.  In September 2012, Ashland further reduced the employer subsidy for the post-65 Ashland legacy Medicare Advantage Plan to account for the impact of certain changes to the prescription drug program adopted as part of the September 2011 plan amendment.
Components of net periodic benefit costs (income)
During the year ended September 30, 2014, Ashland settled two non-U.S. pension plans, which required the plans to be remeasured. These remeasurements resulted in Ashland recognizing a settlement loss of $38 million and actuarial loss of $17 million. Of these amounts, $6 million of the settlement loss and $3 million of the actuarial loss were attributable to the Water Technologies business and therefore included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income.
Due to the global restructuring plan initiated in January 2014, Ashland was required to remeasure certain pension and other postretirement plan obligations, which included updating assumptions related to these plans such as the discount rate, asset values and demographic data that were last updated at Ashland’s fiscal year end. As a result of the remeasurements, Ashland recognized a curtailment loss of $6 million and actuarial loss of $83 million during the year ended September 30, 2014. Of these amounts, $14 million of the actuarial loss was attributable to the Water Technologies business and included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the year ended September 30, 2014.
As a result of the completion of the sale of Water Technologies on July 31, 2014, Ashland was required to remeasure certain pension and other postretirement plan obligations. As a result of the remeasurements, Ashland recognized a curtailment gain of $31 million and actuarial loss of $140 million during the year ended September 30, 2014. Of these amounts, the curtailment gain and $27 million of the actuarial loss were attributable to the Water Technologies business and included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the year ended September 30, 2014. In addition, during 2013 and 2012, $81 million of the actuarial gain and $87 million of the actuarial loss, respectively, were attributable to the Water Technologies business and included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income.
For segment reporting purposes, service cost for continuing operations is proportionately allocated to each segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment. A portion of the other components of pension and other postretirement benefit costs (i.e., interest cost, expected return

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

on assets, and amortization of prior service credit) related to Water Technologies has been reclassified to discontinued operations in the Statements of Consolidated Comprehensive Income. For the years ended September 30, 2014, 2013, and 2012, income of $7 million, $11 million, and $4 million, respectively, was classified within discontinued operations.
The following table summarizes the components of pension and other postretirement benefit costs for both continued and discontinued operations and the assumptions used to determine net periodic benefit costs (income) for the plans.

	Pension benefits			Other postretirement benefits
(In millions)	2014	2013	2012	2014	2013	2012
Net periodic benefit costs (income)
Service cost	$38	$43	$36	$2	$2	$2
Interest cost	190	175	198	9	7	12
Curtailment, settlement and other	31	—	(1)	(20)	—	—
Expected return on plan assets	(237)	(238)	(226)	—	—	—
Amortization of prior service credit (a)	(2)	(2)	(2)	(21)	(21)	(14)
Actuarial (gain) loss	431	(472)	482	15	(26)	11
	$451	$(494)	$487	$(15)	$(38)	$11
Weighted-average plan assumptions (b)
Discount rate	4.68%	3.70%	4.76%	4.28%	3.23%	4.39%
Rate of compensation increase	3.59%	3.66%	3.69%	—	—	—
Expected long-term rate of
return on plan assets	7.67%	7.26%	7.67%	—	—	—

(a)	Changes to the post-65 Ashland Medical plan resulted in negative plan amendments that are being amortized within the other postretirement benefits caption.

(b)
The plan assumptions discussed are a blended weighted-average rate for Ashland’s U.S. and non-U.S. plans.  The U.S. pension plan represented approximately 91% of the projected benefit obligation at September 30, 2014.  Other postretirement benefit plans consist of U.S. and Canada, with the U.S. plan representing approximately 92% of the accumulated postretirement benefit obligation at September 30, 2014.  Non-U.S. plans use assumptions generally consistent with those of U.S. plans.

The following table shows other changes in prior service credit recognized in accumulated other comprehensive income.

	Pension		Postretirement
(In millions)	2014	2013	2014	2013
Prior service credit	$(6)	$(14)	$—	$1
Curtailment, settlement and other	3	—	10	—
Amortization of prior service credit	2	2	21	21
Total	$(1)	$(12)	$31	$22

Total recognized in net periodic benefit cost (income)
and accumulated other comprehensive income	$450	$(506)	$16	$(16)

The following table shows the amount of prior service credit in accumulated other comprehensive income at September 30, 2014 that is expected to be recognized as a component of net periodic benefit cost (income) during the next fiscal year.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
Prior service credit	$(3)	$(17)

At September 30, 2014 and 2013, the amounts recognized in accumulated other comprehensive income are shown in the following table.

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

	Pension		Postretirement
(In millions)	2014	2013	2014	2013
Prior service credit	$(21)	$(20)	$(62)	$(93)

Obligations and funded status

Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan.  In accordance with U.S. GAAP, Ashland recognizes the unfunded status of the plans as a liability in the Consolidated Balance Sheets.  Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2014 and 2013 follow.

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension plans		benefit plans
(In millions)	2014	2013	2014	2013
Change in benefit obligations
Benefit obligations at October 1	$4,307	$4,877	$217	$255
Service cost	38	43	2	2
Interest cost	190	175	9	7
Participant contributions	2	2	12	13
Benefits paid	(245)	(241)	(34)	(34)
Actuarial (gain) loss	503	(549)	15	(26)
Plan amendment	(6)	(14)	—	—
Foreign currency exchange rate changes	(15)	15	(1)	—
Other	4	(1)	—	—
Divestiture	(127)	—	—	—
Curtailment and settlement	(325)	—	(10)	—
Benefit obligations at September 30	$4,326	$4,307	$210	$217
Change in plan assets
Value of plan assets at October 1	$3,381	$3,320	$—	$—
Actual return on plan assets	309	161	—	—
Employer contributions	43	128	22	21
Participant contributions	2	2	12	13
Benefits paid	(245)	(241)	(34)	(34)
Foreign currency exchange rate changes	(5)	12	—	—
Settlement	(359)	—	—	—
Divestiture	(57)	—	—	—
Other	6	(1)	—	—
Value of plan assets at September 30	$3,075	$3,381	$—	$—

Unfunded status of the plans	$(1,251)	$(926)	$(210)	$(217)

Amounts recognized in the balance sheet
Noncurrent benefit assets	$22	$48	$—	$—
Current benefit liabilities	(15)	(15)	(19)	(19)
Held for sale current liabilities	—	(1)	—	—
Noncurrent benefit liabilities	(1,258)	(894)	(191)	(198)
Held for sale noncurrent liabilities	—	(64)	—	—
Net amount recognized	$(1,251)	$(926)	$(210)	$(217)

Weighted-average plan assumptions
Discount rate	4.18%	4.68%	3.85%	4.28%
Rate of compensation increase	3.18%	3.59%	—	—

The accumulated benefit obligation for all pension plans was $4,261 million at September 30, 2014 and $4,199 million at September 30, 2013.  Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

	2014			2013
		Non-			Non-
	Qualified	qualified		Qualified	qualified
(In millions)	plans (a)	plans	Total	plans (a)	plans	Total
Projected benefit obligation	$3,930	$172	$4,102	$3,612	$171	$3,783
Accumulated benefit obligation	3,880	165	4,045	3,530	163	3,693
Fair value of plan assets	2,832	—	2,832	2,809	—	2,809

(a)	Includes qualified U.S. and non-U.S. pension plans.

Plan assets
The expected long-term rate of return on U.S. pension plan assets was 8% for 2014 and 2013.  The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.
The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2014.  For additional information and a detailed description of each level within the fair value hierarchy, see Note F.

	Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Total fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$102	$102	$—	$—
U.S. government securities	180	7	173	—
Other government securities	165	—	165	—
Corporate debt instruments	1,172	788	384	—
Corporate stocks	326	158	168	—
Insurance contracts	12	—	12	—
Private equity and hedge funds	1,085	—	—	1,085
Other investments	33	—	—	33
Total assets at fair value	$3,075	$1,055	$902	$1,118

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

	Total	Private
	Level 3	equity and	Other
(In millions)	assets	hedge funds	investments
Balance as of September 30, 2012	$1,146	$1,101	$45
Purchases	207	207	—
Sales	(230)	(230)	—
Actual return on plan assets
Relating to assets held at September 30, 2013	101	108	(7)
Relating to assets sold during 2013	4	4	—
Balance as of September 30, 2013	1,228	1,190	38
Purchases	71	71	—
Sales	(258)	(258)	—
Actual return on plan assets
Relating to assets held at September 30, 2014	67	72	(5)
Relating to assets sold during 2014	10	10	—
Balance as of September 30, 2014	$1,118	$1,085	$33

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
Ashland’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations.  The weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2014 and 2013 by asset category follow.

		Actual at September 30
(In millions)	Target	2014	2013
Plan assets allocation
Equity securities	40 - 80%	51%	50%
Debt securities	20 - 45%	47%	48%
Other	0 - 20%	2%	2%
		100%	100%

Cash flows
  Fiscal 2014 U.S. pension plan contributions reflect the impact of the Moving Ahead for Progress in the 21st Century Act (MAP-21) enacted in July 2012. During fiscal 2014 and 2013, Ashland contributed $21 million and $24 million, respectively, to its non-U.S. pension plans and $22 million and $104 million, respectively, to its U.S. pension plans. MAP-21 provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement

NOTE M – EMPLOYEE BENEFIT PLANS (continued)

Income Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years, as was previously required. In August 2014, the benefits of MAP-21 were extended and are expected to continue through 2017. Reflecting the impact of this law, Ashland expects to contribute approximately $80 million to its U.S. pension plans and approximately $15 million to its non-U.S. pension plans during 2015.
The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five years and in aggregate for five years thereafter.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
2015	$232	$19
2016	233	19
2017	234	18
2018	239	18
2019	243	16
2020 - 2024	1,283	67

Other plans
Ashland sponsors savings plans to assist eligible employees in providing for retirement or other future needs.  Under such plans, company contributions amounted to $31 million in 2014, $43 million in 2013 and $38 million in 2012.  Ashland also sponsors various other benefit plans, some of which are required by different countries.  The total noncurrent liabilities associated with these plans were $14 million and $13 million as of September 30, 2014 and 2013, respectively.

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

(In thousands)	2014	2013	2012
Open claims - beginning of year	65	66	72
New claims filed	2	2	2
Claims settled	(1)	(1)	(1)
Claims dismissed	(1)	(2)	(7)
Open claims - end of year	65	65	66

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
During the most recent update, completed during 2014, it was determined that the liability for Ashland asbestos claims should be increased by $4 million.  Total reserves for asbestos claims were $438 million at September 30, 2014 compared to $463 million at September 30, 2013.
A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2014	2013	2012
Asbestos reserve - beginning of year	$463	$522	$543
Reserve adjustment	4	(28)	11
Amounts paid	(29)	(31)	(32)
Asbestos reserve - end of year	$438	$463	$522

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
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 68% of the estimated receivables from insurance companies are expected to be due from domestic insurers, all of which have a credit rating of B+ or higher by A. M. Best, as of September 30, 2014.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a subsidiary of Berkshire Hathaway.  Ashland discounts this portion of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.
During 2012, Ashland received $7 million in cash after reaching a settlement with certain insolvent London market insurance companies.  The cash received from this settlement was recognized as an after-tax gain of $6 million within discontinued operations of the Statement of Consolidated Comprehensive Income since Ashland’s policy is to not record asbestos receivables for any carriers that are insolvent until cash is received.
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
At September 30, 2014, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $402 million (excluding the Hercules receivable for asbestos claims), of which $85 million relates to costs previously paid.  Receivables from insurers amounted to $408 million at September 30, 2013.  During 2014, the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update resulted in a $7 million increase in the receivable for probable insurance recoveries. In September 2014 a $20 million payment from an insurer related to costs previously paid was received. As a result, certain model assumptions related to the timing of receipt payments were updated to incorporate this payment resulting in a $15 million increase to the receivable as of September 30, 2014.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the Ashland insurance receivable is presented in the following table.

(In millions)	2014	2013	2012
Insurance receivable - beginning of year	$408	$423	$431
Receivable adjustment	22	(3)	19
Amounts collected	(28)	(12)	(27)
Insurance receivable - end of year	$402	$408	$423

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

(In thousands)	2014	2013	2012
Open claims - beginning of year	21	21	21
New claims filed	1	1	1
Claims dismissed	(1)	(1)	(1)
Open claims - end of year	21	21	21

Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  During the most recent annual update of this estimate, completed during 2014, it was determined that the liability for Hercules asbestos-related claims should be increased by $10 million.  Total reserves for asbestos claims were $329 million at September 30, 2014 compared to $342 million at September 30, 2013.
A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2014	2013	2012
Asbestos reserve - beginning of year	$342	$320	$311
Reserve adjustments	10	46	30
Amounts paid	(23)	(24)	(21)
Asbestos reserve - end of year	$329	$342	$320

Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  As of September 30, 2014, this estimated receivable consists exclusively of domestic insurers, all of which have a credit rating of B+ or higher by A. M. Best.
As of September 30, 2014 and 2013, the receivables from insurers amounted to $77 million and $75 million, respectively.  During 2014, the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was updated.  This model update caused a $3 million increase in the receivable for probable insurance recoveries.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the Hercules insurance receivable is presented in the following table.

(In millions)	2014	2013	2012
Insurance receivable - beginning of year	$75	$56	$48
Receivable adjustment	3	19	9
Amounts collected	(1)	—	(1)
Insurance receivable - end of year	$77	$75	$56

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
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At September 30, 2014, such locations included 81 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 139 current and former operating facilities (including certain operating facilities conveyed as part of the MAP Transaction) and about 1,225 service station properties, of which 82 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $197 million at September 30, 2014 compared to $211 million at September 30, 2013, of which $158 million at September 30, 2014 and $171 million at September 30, 2013 were classified in other noncurrent liabilities on the Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental remediation reserves during 2014.

(In millions)	2014	2013
Environmental remediation reserve - beginning of year	$211	$228
Disbursements, net of cost recoveries	(46)	(50)
Revised obligation estimates and accretion	32	31
Foreign currency translation	—	2
Environmental remediation reserve - end of year	$197	$211

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering, technical and feasibility studies are used, along with historical experience and other factors, to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland discounts certain environmental sites that have been acquired from acquisitions and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At September 30, 2014 and 2013, Ashland’s recorded receivable for these probable insurance recoveries were $24 million and $26 million, respectively.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the years ended September 30, 2014, 2013 and 2012.

(In millions)	2014	2013	2012
Environmental expense	$29	$28	$23
Accretion	3	3	4
Legal expense	5	2	2
Total expense	37	33	29

Insurance receivable	(4)	(4)	(6)
Total expense, net of receivable activity (a)	$33	$29	$23

(a)
Net expense of $4 million, $6 million and $9 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which the environmental liabilities were retained by Ashland.  These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $430 million.  No individual remediation location is material, as the largest reserve for any site is approximately 13% or less of the remediation reserve.
Insurance settlement
In March 2011, prior to the acquisition of ISP in August 2011, a disruption in the supply of a key raw material for this business occurred at a supplier. For a period of time while the raw material was not available from this supplier, an alternative source was used, but at a higher cost. During 2013, Ashland finalized its settlement with the insurers and received full payment in the amount of $31 million. The insurance settlement resulted in net gain of $22 million being recognized within the cost of sales caption of the Statement of Consolidated Comprehensive Income during 2013.
Settled claim
During 2013, Ashland settled and collected a claim related to sales commissions and receivables within the Specialty Ingredients reportable segment. To recognize the settlement, Ashland recorded $13 million of income within the equity and other income caption on the Statement of Consolidated Comprehensive Income during 2013.
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2014 and 2013.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2014 and 2013.  For more information on these claims, see the Legal Proceedings section of Form 10-K (Part I, Item 3).

NOTE O – STOCKHOLDERS’ EQUITY ITEMS
Stock repurchase programs

NOTE O - STOCKHOLDERS' EQUITY ITEMS (continued)

During 2014, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. This new authorization replaced Ashland’s previous $600 million share repurchase authorization, approved in May 2013, which had $450 million remaining. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2015.
As part of the $1.35 billion common stock repurchase program, Ashland announced that it has entered into accelerated share repurchase agreements (2014 ASR Agreements) with each of Deutsche Bank AG, London Branch (Deutsche Bank), and JPMorgan Chase Bank, N.A. (JPMorgan), to repurchase an aggregate of $750 million of Ashland's common stock. Under the 2014 ASR Agreements, Ashland paid an initial purchase price of $750 million, split evenly between the financial institutions. As of September 30, 2014, Ashland received an initial delivery of approximately 5.9 million shares of common stock under the 2014 ASR Agreements. The 2014 ASR Agreements have a variable maturity, at the financial institutions option, with a scheduled termination date of no later than June 30, 2015.
In addition, Ashland also announced that it had entered into an agreement with each of Deutsche Bank Securities and JPMorgan to repurchase an aggregate of $250 million of Ashland's common stock. Under the terms of the agreement, the financial institutions will purchase a pre-determined number of shares on various trading days dependent upon Ashland's prevailing stock price on that date. The term of the agreements is through June 30, 2015. As of September 30, 2014, Ashland paid $124 million and received 1.2 million shares of common stock under the agreements.
Under the $1.35 billion common stock repurchase program, Ashland also entered into and completed a $125 million prepaid variable share repurchase agreement during 2014. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $105.22 per share. Ashland received 0.8 million shares and $45 million in cash for the unused portion of the $125 million prepayment, for a net cash outlay of $80 million.
During 2013, the Board of Directors of Ashland authorized a $600 million common stock repurchase program, which replaced Ashland’s previous $400 million share repurchase authorization. As part of the $600 million common stock repurchase program, Ashland announced and completed an accelerated share repurchase agreement (2013 ASR Agreement) with Citibank, N.A. (Citibank) during 2013. Under the 2013 ASR Agreement, Ashland paid an initial purchase price of $150 million to Citibank and received an initial delivery of approximately 1.3 million shares of its common stock. The 2013 ASR Agreement had a variable maturity, at Citibank’s option, with a maximum pricing period termination date of August 21, 2013. In June 2013, Citibank exercised its early termination option under the 2013 ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $86.32 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were to be delivered by Citibank under the 2013 ASR Agreement was 1.7 million shares. Ashland received the additional 0.4 million shares from Citibank in June 2013 to settle the difference between the initial share delivery and the total number of shares repurchased.
Stockholder dividends
In May 2013, the Board of Directors of Ashland announced a quarterly cash dividend increase to 34 cents per share, $1.36 per share on an annual basis, to eligible shareholders of record.  This amount was paid for quarterly dividends in fiscal 2014, as well as, June and September 2013 and was an increase from the quarterly cash dividend of 22.5 cents per share paid during the first and second quarters of fiscal 2013.
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
Shares reserved for issuance
At September 30, 2014, 7.2 million common shares are reserved for issuance under stock incentive and deferred compensation plans.
Accumulated other comprehensive income
Components of other comprehensive income recorded in the Statements of Consolidated Comprehensive Income are presented in the following table, before tax and net of tax effects.

NOTE O - STOCKHOLDERS' EQUITY ITEMS (continued)

		Tax
	Before	(expense)	Net of
(In millions)	tax	benefit	tax
Year ended September 30, 2014
Other comprehensive income (loss)
Net change in translation gain (loss):
Unrealized translation gain (loss)	$(163)	$(3)	$(166)
Reclassification adjustment for losses
included in net income (a)	6	—	6
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service credit	6	(2)	4
Amortization of unrecognized prior service
credits included in net income (b)	(36)	11	(25)
Total other comprehensive income (loss)	$(187)	$6	$(181)

Year ended September 30, 2013
Other comprehensive income (loss)
Unrealized translation gain (loss)	$45	$(8)	$37
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service credit	13	(3)	10
Amortization of unrecognized prior service
credits included in net income (b)	(23)	8	(15)
Net change in interest rate hedges:
Unrealized loss during period	(3)	—	(3)
Reclassification adjustment for losses
included in net income (c)	65	(24)	41
Total other comprehensive income (loss)	$97	$(27)	$70

Year ended September 30, 2012
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(99)	$12	$(87)
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service credit	48	(15)	33
Amortization of unrecognized prior service
credits included in net income (b)	(16)	7	(9)
Net change in interest rate hedges:
Unrealized loss during period	(64)	25	(39)
Reclassification adjustment for losses
included in net income (c)	22	(9)	13
Total other comprehensive income (loss)	$(109)	$20	$(89)

(a)
Losses from the translation adjustment included in net income are attributable to foreign Water Technologies subsidiaries sold with the divestiture. These adjustments are recorded in the discontinued operations caption of the Statements of Consolidated Comprehensive Income.

(b)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs (income) for pension and other postretirement plans. For specific financial statement captions impacted by the amortization see the table below.

(c)	Losses from interest rate hedges are recorded in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income. See Note F for further information.
In accordance with U.S. GAAP, as disclosed in the table above, certain pension and postretirement costs (income) are amortized from accumulated other comprehensive income and recognized in net income. The captions on the Statements of Consolidated

NOTE O - STOCKHOLDERS' EQUITY ITEMS (continued)

Comprehensive Income impacted by the amortization of unrecognized prior service credits for pension and other postretirement plans are disclosed below. See Note M for more information.

(In millions)	2014	2013	2012
Cost of sales	$(6)	$(6)	$(4)
Selling, general and administrative expense	(14)	(14)	(10)
Discontinued operations	(16)	(3)	(2)
Total amortization of unrecognized prior service credits	$(36)	$(23)	$(16)
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

(In millions)	2014	2013	2012
SARs	$16	$17	$13
Nonvested stock awards	10	4	5
Performance share awards	8	9	10
	$34	$30	$28

Income tax benefit	$13	$11	$11

Stock Appreciation Rights (SARs)
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs expire ten years and one month after the date of grant.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.  The following table illustrates the weighted-average of key assumptions used within the Black-Scholes option-pricing model.  The risk-free interest rate assumption was based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the instrument.  The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.  The volatility assumption was calculated by utilizing an unbiased standard deviation of Ashland’s Common Stock closing price for the past five years.  The expected life is based on historical data and is not necessarily indicative of exercise patterns that may occur.

(In millions except per share data)	2014	2013	2012
Weighted-average fair value per share of SARs granted	$34.96	$29.93	$23.96
Assumptions (weighted-average)
Risk-free interest rate	1.4%	0.7%	1.0%
Expected dividend yield	1.5%	1.3%	1.3%
Expected volatility	49.7%	55.0%	55.0%
Expected life (in years)	5	5	5

A progression of activity and various other information relative to SARs and previously issued and vested stock options is presented in the following table.

NOTE P – STOCK INCENTIVE PLANS (continued)

	2014		2013		2012
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
	common	exercise price	common	exercise price	common	exercise price
(In thousands except per share data)	shares	per share	shares	per share	shares	per share
Outstanding - beginning of year	2,658	$55.84	2,908	$45.94	3,546	$39.52
Granted	391	89.69	888	70.41	700	55.75
Exercised	(1,123)	54.14	(1,037)	39.95	(1,273)	33.30
Forfeitures and expirations	(128)	75.82	(101)	61.96	(65)	48.64
Outstanding - end of year (a)	1,798	62.85	2,658	55.84	2,908	45.94
Exercisable - end of year	1,066	53.80	1,390	47.46	1,832	41.97

(a)
Exercise prices per share for SARs outstanding at September 30, 2014 ranged from $9.49 to $49.79 for 197,000 shares, from $51.86 to $55.73 for 657,000 shares, from $64.92 to $70.37 for 619,000 shares, and from $87.86 to $89.69 for 325,000 shares.  The weighted-average remaining contractual life of outstanding SARs and stock options was 7.2 years and exercisable SARs and stock options was 6.3 years.

The total intrinsic value of SARs exercised was $50 million in 2014, $45 million in 2013 and $45 million in 2012.  The actual tax benefit realized from the exercised SARs was $18 million in 2014, $1 million in 2013 and $16 million in 2012.  The total grant date fair value of SARs that vested during 2014, 2013 and 2012 was $21 million, $13 million and $10 million, respectively.  As of September 30, 2014, there was $20 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  As of September 30, 2014, the aggregate intrinsic value of outstanding SARs was $74 million and exercisable SARs was $54 million.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares. Cash dividends are paid on nonvested stock awards granted prior to January 2010, while dividends on subsequent nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions. These instruments are designated as non-participating securities.
A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2014		2013		2012
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
	common	grant date	common	grant date	common	grant date
(In thousands except per share data)	shares	fair value	shares	fair value	shares	fair value
Nonvested - beginning of year	140	$56.97	333	$33.80	368	$33.05
Granted	192	94.17	22	84.12	35	65.94
Vested	(78)	47.07	(205)	22.50	(56)	45.83
Forfeitures	(33)	83.84	(10)	51.01	(14)	48.62
Nonvested - end of year	221	88.81	140	56.97	333	33.80

The total fair value of nonvested stock awards that vested during 2014, 2013 and 2012 was $4 million, $5 million and $4 million, respectively.  As of September 30, 2014, there was $11 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.2 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the performance peer groups and/or internal targets over the three-year performance cycle.  TSR

NOTE P – STOCK INCENTIVE PLANS (continued)

relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.
The following table shows the performance shares/units granted for all plans that award Ashland Common Stock.

				Weighted-
		Target		average
		shares		fair value
(In thousands)	Performance period	granted	(a)	per share
Fiscal Year 2014	October 1, 2013 - September 30, 2016	110		$85.84
Fiscal Year 2013	October 1, 2012 - September 30, 2015	134		$73.50
Fiscal Year 2012	October 1, 2011 - September 30, 2014	199		$63.26

(a)	At the end of the performance period, the actual number of shares issued can range from zero to 200% of the target shares granted, which is assumed to be 100%.

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

	2014	2013	2012
Risk-free interest rate	0.1% - 0.6%	0.2% - 0.3%	0.1% - 0.4%
Expected dividend yield	1.4%	1.3%	1.2%
Expected life (in years)	3	3	3
Expected volatility	32.1%	37.6%	56.3%

The following table shows changes in nonvested performance shares/units for all plans that award Ashland Common Stock.

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		average		average		average
		grant date		grant date		grant date
(In thousands except per share data)	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested - beginning of year	433	$65.05	480	$54.39	577	$30.92
Granted (a)	155	81.09	152	69.74	325	41.09
Vested (a)	(183)	62.05	(175)	39.55	(309)	6.69
Forfeitures	(37)	75.02	(24)	67.06	(113)	26.84
Nonvested - end of year	368	72.20	433	65.05	480	54.39

(a)
The current year includes 45 additional shares from the fiscal 2011 through 2013 plans, 2013 includes 18 additional shares from the fiscal 2010 through 2012 plan and 2012 includes 126 additional shares from the fiscal 2009 through 2011 plan since a portion of each plans payout was in excess of the initial 100% target.

As of September 30, 2014, there was $8 million of total unrecognized compensation costs related to nonvested performance share awards.  That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

NOTE Q – REPORTABLE SEGMENT INFORMATION
Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers and does not aggregate operating segments to arrive at these reportable segments. Ashland had recently been comprised of four reportable segments. Subsequent to the sale of Water Technologies and a business realignment during 2014,

NOTE Q – REPORTABLE SEGMENT INFORMATION (continued)

Ashland’s businesses are now managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline.
Business realignment
Following the business realignment in 2014, Specialty Ingredients is organized into two divisions: Consumer Specialties and Industrial Specialties, with the adhesives category joining the Industrial Specialties division, moving over from Performance Materials. This will enable Ashland to provide higher levels of customization and service demanded by the adhesives market. Also as part of the business realignment, Specialty Ingredients moved from a global to regional structure, providing increased customer focus within the North America, Europe, Asia and Latin America markets.
Performance Materials is now comprised of three divisions: 1) Intermediates/Solvents, which moved over from Specialty Ingredients and will serve both Ashland’s internal butanediol needs as well as the merchant market; 2) Composites, which will serve construction, transportation, marine and other markets; and 3) Elastomers, which primarily serves the North American replacement tire market. See Note R for sale information regarding the Elastomers division.
The business realignment during 2014 did not affect the Valvoline business, as it has remained unchanged compared to prior year periods.
As a result of the business realignment, Ashland performed an internal structural review and comprehensive assessment of its operations and reportable segments and concluded that its operating and reportable segments were Specialty Ingredients, Performance Materials, and Valvoline.
Reportable segment business descriptions
Specialty Ingredients is a global leader of cellulose ethers and vinyl pyrrolidones. It offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Specialty Ingredients uses natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, as well as acrylic and polyurethane-based adhesives. Specialty Ingredients includes two divisions; Consumer Specialties and Industrial Specialties that offer comprehensive and innovative solutions for today’s demanding consumer and industrial applications. Key customers include: pharmaceutical companies; makers of personal care products, food and beverages; manufacturers of paint, coatings and construction materials; packaging and converting; and oilfield service companies.
Performance Materials comprises three divisions; Composites, Intermediates/Solvents, and Elastomers. Performance Materials is a leader in each of the markets it serves. Performance Materials is the global leader in unsaturated polyester resins and vinyl ester resins and has leading positions in gelcoats, maleic anhydride, butanediol, tetrahydrofuran, n-methylpyrolidone, emulsion styrene butadiene rubber, and other intermediates and solvents. Key customers include: manufacturers of residential and commercial building products; infrastructure engineers; wind blade and pipe manufacturers; auto, truck and tire makers; boatbuilders; adhesives, engineered plastics, and electronic producers; and specialty chemical manufacturers. Performance Materials commercial unit also provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture, which was sold on June 30, 2014. See Note B for information on the divestiture of this investment and Note R regarding Ashland's agreement to sell the Elastomers division.
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, automotive chemicals and car-care products. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 920 Valvoline Instant Oil Change™ centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; NextGen™ motor oil, created with recycled, re-refined base oil; SynPower™ synthetic motor oil; Car Brite™ automotive appearance products; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.
Unallocated and Other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses that are no longer operated by Ashland, including the Water Technologies business.
International data
Information about Ashland’s domestic and international operations follows.  Ashland has no material operations in any individual international country and no single customer represented more than 10% of sales in 2014, 2013 or 2012.

NOTE Q – REPORTABLE SEGMENT INFORMATION (continued)

	Sales from					Property, plant
	external customers			Net assets (liabilities)		and equipment - net
(In millions)	2014	2013	2012	2014	2013	2014	2013
United States	$3,076	$3,130	$3,460	$(160)	$276	$1,721	$1,746
International	3,045	2,961	3,012	3,743	4,277	693	761
	$6,121	$6,091	$6,472	$3,583	$4,553	$2,414	$2,507
Reportable segment results
The following tables present various financial information for each reportable segment, under the new business realignment, for the years ended September 30, 2014, 2013 and 2012 and as of September 30, 2014, 2013 and 2012. As part of this new realignment, historical financial results for both the Specialty Ingredients and Performance Materials reportable segments have been revised to account for this new alignment.  Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as the restructuring plans described in Note E, and other costs or adjustments that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
Ashland determined that disclosing revenues by specific product was impracticable due to the highly customized and extensive portfolio of products offered to customers and since no one product or a small group of products could be aggregated together to represent a majority of revenue within a reportable segment. As such, the following table provides a summary of 2014 revenue by product category for each reportable segment:

Sales by product category for 2014
Specialty Ingredients		Performance Materials		Valvoline
Cellulosics	37%	Composites	56%	Lubricants	86%
Poly vinyl pyrrolidones	17%	Intermediates/Solvents	26%	Chemicals	7%
Adhesives	12%	Elastomers	18%	Antifreeze	5%
Actives	6%		100%	Filters	2%
Vinyl ethers	6%				100%
Biocides	4%
Guar	4%
Other	14%
	100%

NOTE Q – REPORTABLE SEGMENT INFORMATION (continued)

Ashland Inc. and Consolidated Subsidiaries
Reportable Segment Information
Years Ended September 30
(In millions)	2014	2013	2012
Sales
Specialty Ingredients	$2,498	$2,478	$2,699
Performance Materials	1,582	1,617	1,739
Valvoline	2,041	1,996	2,034
	$6,121	$6,091	$6,472
Equity income (expense)
Specialty Ingredients	$2	$4	$9
Performance Materials	(38)	10	13
Valvoline	10	13	12
Unallocated and other	1	(1)	—
	(25)	26	34
Other income (expense)
Specialty Ingredients	(2)	14	(2)
Performance Materials	5	6	3
Valvoline	20	11	10
Unallocated and other	4	7	8
	27	38	19
	$2	$64	$53
Operating income (loss)
Specialty Ingredients	$253	$243	$399
Performance Materials	7	106	157
Valvoline	323	295	236
Unallocated and other	(537)	395	(511)
	$46	$1,039	$281
Assets
Specialty Ingredients	$5,756	$5,994	$6,167
Performance Materials	1,395	1,518	1,633
Valvoline	1,073	1,051	1,017
Unallocated and other	2,727	3,525	3,707
	$10,951	$12,088	$12,524

NOTE Q – REPORTABLE SEGMENT INFORMATION (continued)

Ashland Inc. and Consolidated Subsidiaries
Reportable Segment Information (continued)
Years Ended September 30
(In millions)	2014	2013	2012
Investment in equity affiliates
Specialty Ingredients	$10	$12	$11
Performance Materials (b)	23	157	156
Valvoline	44	40	41
Unallocated and other	4	4	4
	$81	$213	$212
Operating income not affecting cash during the year
Depreciation and amortization
Specialty Ingredients	$262	$242	$243
Performance Materials	91	75	74
Valvoline	37	35	36
Unallocated and other	3	4	6
	393	356	359
Other items
Specialty Ingredients	25	52	52
Performance Materials	7	6	5
Valvoline	7	6	5
Unallocated and other (a)	446	(410)	413
	485	(346)	475
	$878	$10	$834
Property, plant and equipment - net
Specialty Ingredients	$1,433	$1,445	$1,455
Performance Materials	508	551	566
Valvoline	272	270	262
Unallocated and other	201	241	222
	$2,414	$2,507	$2,505
Additions to property, plant and equipment
Specialty Ingredients	$159	$144	$121
Performance Materials	38	43	58
Valvoline	36	41	40
Unallocated and other	15	36	23
	$248	$264	$242

(a)
Includes losses on pension and other postretirement benefit plan remeasurements of $438 million in 2014 and $406 million in 2012, and an actuarial gain on pension and other postretirement benefit plan remeasurement of $417 million in 2013. While these adjustments did not impact funding in the period recorded, they may ultimately impact the required funding of our defined benefit plans in future years.

(b)	ASK joint venture sold during 2014.

NOTE R – SUBSEQUENT EVENT
On October 9, 2014, Ashland entered into a definitive agreement to sell the Elastomers division to Lion Copolymer Holdings, LLC. The transaction is expected to close by December 31, 2014, contingent on certain customary regulatory approvals and standard closing conditions.
The Elastomers division accounted for approximately 17% of Ashland Performance Material's $1.6 billion in sales for the trailing 12 months ended June 30, 2014. This division, which primarily serves the North American replacement tire market, was acquired by Ashland as part of the International Specialty Products Inc. transaction in August 2011. Ashland operates a 250-person manufacturing facility in Port Neches that serves Elastomers customers.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents quarterly financial information and per share data relative to Ashland’s Common Stock.

Quarters ended	December 31		March 31		June 30		September 30
(In millions except per share data)	2013	2012	2014	2013	2014	2013	2014 (a)	2013 (b)
Sales	$1,432	$1,448	$1,545	$1,550	$1,605	$1,624	$1,538	$1,470
Cost of sales	1,048	1,052	1,168	1,124	1,161	1,192	1,227	936
Gross profit as a percentage of sales	26.8%	27.3%	24.4%	27.5%	27.7%	26.6%	20.2%	36.3%
Operating income (loss)	143	147	(64)	184	143	175	(175)	532
Income (loss) from continuing
operations	88	80	(61)	48	71	89	(26)	336
Net income (loss)	110	101	(44)	53	99	124	68	405

Basic earnings per share
Continuing operations	$1.14	$1.01	$(0.78)	$0.61	$0.91	$1.14	$(0.35)	$4.34
Net income (loss)	1.42	1.28	(0.57)	0.67	1.27	1.58	0.93	5.23

Diluted earnings per share
Continuing operations	$1.12	$1.00	$(0.78)	$0.61	$0.90	$1.12	$(0.35)	$4.27
Net income (loss)	1.40	1.26	(0.57)	0.66	1.25	1.55	0.93	5.15

Regular cash dividends per share	$0.340	$0.225	$0.340	$0.225	$0.340	$0.340	$0.340	$0.340

Market price per common share
High	$97.68	$80.84	$100.87	$86.96	$108.93	$91.11	$110.02	$94.65
Low	84.43	67.16	88.76	72.11	93.62	72.87	98.55	82.79

(a)
Fourth quarter results for 2014 include a decrease in operating income of $317 million related to the loss on pension and postretirement benefit plan remeasurement ($97 million in cost of sales and $220 million in selling, general and administrative expenses), a decrease of $29 million related to restructuring and plant closure costs, a decrease of $5 million for foreign legal reserves and a decrease of $4 million related to the impairment on IPR&D assets associated with the ISP acquisition. Income tax benefit for the fourth quarter included $100 million of discrete tax income items including a $168 million reversal of a deferred tax liability related to an assertion change of the nature of unremitted earnings of foreign subsidiaries.

(b)
Fourth quarter results for 2013 include an increase in operating income of $417 million and an increase in discontinued operations income of $81 million related to the actuarial gain on pension and postretirement benefit plans ($128 million in cost of sales and $289 million in selling, general and administrative expenses), a decrease of $37 million related to the impairment on IPR&D assets associated with the ISP acquisition and a decrease of $10 million related to restructuring and integration. Net loss on acquisitions and divestitures in the fourth quarter included a $14 million charge related to the MAP settlement charge, and income tax expense for the fourth quarter included a tax benefit of $18 million for a deferred tax adjustment related to a foreign country rate change and tax expense of $2 million for ISP restructuring charges.

Ashland Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information (a)
Years Ended September 30
(In millions except per share data)	2014	2013	2012	2011	2010
Summary of operations
Sales	$6,121	$6,091	$6,472	$4,600	$3,956
Cost of sales	4,605	4,304	4,813	3,563	2,930
Gross profit	1,516	1,787	1,659	1,037	1,026

Selling, general and administrative expense	1,358	670	1,327	980	882
Research and development expense	114	142	104	49	50
Equity and other income	2	64	53	45	49
Operating income	46	1,039	281	53	143

Net interest and other financing expense	166	282	317	121	198
Net gain (loss) on divestitures	4	(8)	(7)	2	19
Other expense (income)	—	—	—	1	(2)
Income (loss) from continuing operations
before income taxes	(116)	749	(43)	(67)	(34)
Income tax expense (benefit)	(188)	196	(57)	(70)	(41)
Income from continuing operations	72	553	14	3	7
Income from discontinued operations	161	130	12	411	134
Net income	$233	$683	$26	$414	$141

Balance sheet information (as of September 30)
Current assets	$3,561	$2,873	$3,209	$3,387	$2,833
Current liabilities	1,687	1,727	1,913	1,739	1,687
Working capital	$1,874	$1,146	$1,296	$1,648	$1,146

Total assets	$10,951	$12,088	$12,524	$12,966	$9,530

Short-term debt	$329	$308	$344	$83	$71
Long-term debt (including current portion)	2,951	2,959	3,246	3,749	1,153
Stockholders’ equity	3,583	4,553	4,029	4,135	3,807

Cash flow information
Cash flows from operating activities from
continuing operations	$580	$653	$189	$50	$381
Additions to property, plant and equipment	248	264	242	152	160
Cash dividends	103	88	63	51	35

Common stock information
Basic earnings per share
Income from continuing operations	$0.94	$7.06	$0.18	$0.05	$0.09
Net income	3.04	8.71	0.33	5.28	1.82
Diluted earnings per share
Income from continuing operations	0.93	6.95	0.17	0.05	0.08
Net income	3.00	8.57	0.33	5.17	1.78

Dividends	1.36	1.13	0.80	0.65	0.45

(a)
During the periods presented, Ashland experienced significant changes to its businesses affecting the comparability of financial information between years. These changes include, but are not limited to, significant acquisitions and divestitures as well as the annual impact of immediately recognizing actuarial gain and loss remeasurements for defined benefit pension plans and other postretirement benefit plans. For a complete discussion of Ashland’s divestitures during the years ended September 30, 2014, 2013 and 2012, see Note B to Consolidated Financial Statements. For further information of activity during the years ended September 30, 2011 and 2010, see the applicable Notes to Consolidated Financial Statements in the Form 10-K Filings from prior years.

This page intentionally left blank.