Form 10-Q
period 2014-12-31
ASHLAND INC.
filed 2015-01-28
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 31, 2014, there were 69,264,646 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended
	December 31
(In millions except per share data - unaudited)	2014	2013
Sales	$1,391	$1,432
Cost of sales	982	1,048
Gross profit	409	384

Selling, general and administrative expense	226	235
Research and development expense	25	27
Equity and other income	11	21
Operating income	169	143

Net interest and other financing expense	41	42
Net gain (loss) on divestitures	(85)	5
Income from continuing operations before income taxes	43	106
Income tax expense - Note I	3	18
Income from continuing operations	40	88
Income (loss) from discontinued operations (net of tax) - Note C	(8)	22
Net income	$32	$110

PER SHARE DATA
Basic earnings per share - Note L
Income from continuing operations	$0.58	$1.14
Income (loss) from discontinued operations	(0.11)	0.28
Net income	$0.47	$1.42

Diluted earnings per share - Note L
Income from continuing operations	$0.57	$1.12
Income (loss) from discontinued operations	(0.11)	0.28
Net income	$0.46	$1.40

DIVIDENDS PAID PER COMMON SHARE	$0.34	$0.34

COMPREHENSIVE INCOME (LOSS)
Net income	$32	$110
Other comprehensive income (loss), net of tax - Note M
Unrealized translation gain (loss)	(127)	39
Pension and postretirement obligation adjustment	(5)	(4)
Other comprehensive income (loss)	(132)	35
Comprehensive income (loss)	$(100)	$145

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30
(In millions - unaudited)	2014	2014

ASSETS
Current assets
Cash and cash equivalents	$1,256	$1,393
Accounts receivable (a)	1,032	1,202
Inventories - Note F	746	765
Deferred income taxes	118	118
Other assets	89	83
Total current assets	3,241	3,561
Noncurrent assets
Property, plant and equipment
Cost	4,118	4,275
Accumulated depreciation	1,865	1,861
Net property, plant and equipment	2,253	2,414
Goodwill - Note G	2,586	2,643
Intangibles - Note G	1,254	1,309
Asbestos insurance receivable - Note K	423	433
Equity and other unconsolidated investments	81	81
Other assets	511	510
Total noncurrent assets	7,108	7,390
Total assets	$10,349	$10,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note H	$323	$329
Current portion of long-term debt - Note H	9	9
Trade and other payables	529	674
Accrued expenses and other liabilities	513	675
Total current liabilities	1,374	1,687
Noncurrent liabilities
Long-term debt - Note H	2,943	2,942
Employee benefit obligations - Note J	1,449	1,468
Asbestos litigation reserve - Note K	690	701
Deferred income taxes	95	110
Other liabilities	473	460
Total noncurrent liabilities	5,650	5,681
Commitments and contingencies - Note K
Stockholders’ equity	3,325	3,583

Total liabilities and stockholders’ equity	$10,349	$10,951

(a)	Accounts receivable includes an allowance for doubtful accounts of $12 million and $13 million at December 31, 2014 and September 30, 2014, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	(a)	Total
BALANCE AT SEPTEMBER 30, 2014	$1	$—	$3,475	$107		$3,583
Total comprehensive income (loss)			32	(132)		(100)
Regular dividends, $.34 per common share			(24)			(24)
Common shares issued under stock
incentive and other plans (b)			(7)			(7)
Repurchase of common shares (c)			(127)			(127)
BALANCE AT DECEMBER 31, 2014	$1	$—	$3,349	$(25)		$3,325

(a)
At December 31, 2014 and September 30, 2014, the after-tax accumulated other comprehensive loss of $25 million and gain of $107 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $54 million and $59 million, respectively, and net unrealized translation loss of $79 million and gain of $48 million, respectively.

(b)
Common shares issued were 196,739 for the three months ended December 31, 2014 and includes the impact of the modification of certain performance shares. See Note N of the Notes to Condensed Consolidated Financial Statements for further information.

(c)	Common shares repurchased were 1,227,440 for the three months ended December 31, 2014. See Note M of the Notes to Condensed Consolidated Financial Statements.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2014	2013
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$32	$110
Loss (income) from discontinued operations (net of tax)	8	(22)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	85	88
Debt issuance cost amortization	4	3
Deferred income taxes	(10)	(3)
Equity income from affiliates	(4)	(6)
Distributions from equity affiliates	3	6
Stock based compensation expense	7	8
Net loss (gain) on divestitures	85	(5)
Change in operating assets and liabilities (a)	(160)	(161)
Total cash flows provided by operating activities from continuing operations	50	18
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(43)	(45)
Proceeds from disposal of property, plant and equipment	1	1
Proceeds from sale of operations or equity investments	106	4
Total cash flows provided (used) by investing activities from continuing operations	64	(40)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Repayment of long-term debt	—	(12)
Proceeds (repayment) from short-term debt	(6)	6
Repurchase of common stock	(127)	—
Cash dividends paid	(24)	(26)
Excess tax benefits related to share-based payments	2	3
Total cash flows used by financing activities from continuing operations	(155)	(29)
CASH USED BY CONTINUING OPERATIONS	(41)	(51)
Cash provided (used) by discontinued operations
Operating cash flows	(84)	7
Investing cash flows	(2)	(6)
Total cash provided (used) by discontinued operations	(86)	1
Effect of currency exchange rate changes on cash and cash equivalents	(10)	(1)
DECREASE IN CASH AND CASH EQUIVALENTS	(137)	(51)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,393	346
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,256	$295

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Results of operations for the period ended December 31, 2014 are not necessarily indicative of results to be expected for the year ending September 30, 2015.
Ashland is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline. On July 31, 2014, Ashland completed the sale of the assets and liabilities of Ashland Water Technologies (Water Technologies). As a result of this sale, all prior period operating results and cash flows related to Water Technologies have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows. In addition to the sale of Water Technologies, Ashland realigned certain components remaining in its portfolio of businesses, which includes divesting its Casting Solutions joint venture on June 30, 2014 and the Elastomers division within the Performance Materials reportable segment on December 1, 2014. See Notes B, C, D and O for additional information on this activity and related results as well as Ashland’s current reportable segment results.
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
New accounting standards
A description of new U.S. GAAP accounting standards issued and adopted during the current year is required in interim financial reporting.  A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The following standards were either adopted in the current period or will become effective in a subsequent period.
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
In April 2014, the FASB issued accounting guidance amending the requirements for reporting discontinued operations (ASC 205 Presentation of Financial Statements and ASC 360 Property, Plant and Equipment). This guidance limits the requirement for discontinued operations treatment to the disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additionally, this new guidance no longer precludes discontinued operations presentation based on continuing involvement or cash flows following the disposal. Ashland adopted this guidance on October 1, 2014, which is applicable only to divestitures subsequent to the adoption date, and evaluated the Elastomers divestiture under this new guidance. Ashland determined the Elastomers divestiture did not represent a strategic shift that had or will have a major effect on Ashland's operations. As such, the loss on the sale of Elastomers is included in the net gain (loss) on divestitures caption within the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows. No reclassification to discontinued operations has been made for the disposition of Elastomers.
NOTE B - DIVESTITURES
Elastomers
On October 9, 2014, Ashland entered into a definitive agreement to sell the Elastomers division of the Performance Materials reportable segment, which operates a 250-person manufacturing facility in Port Neches, Texas, to Lion Copolymer Holdings, LLC. The Elastomers division, which primarily serves the North American replacement tire market, accounted for approximately 5% of Ashland's 2014 sales of $6.1 billion and 18% of Ashland Performance Materials' $1.6 billion in sales in 2014. The sale was completed on December 1, 2014 in a transaction valued at approximately $120 million which was subject to working capital adjustments. The total post-closing adjusted cash proceeds received before taxes by Ashland during the current quarter was $106 million, which includes estimates for working capital adjustments and transaction costs, as defined in the definitive agreement. Ashland expects an estimated $3 million in proceeds to be received during 2015.
Elastomers' net assets as of November 30, 2014 were $191 million which primarily included accounts receivable, inventory, property, plant and equipment, non-deductible goodwill and other intangibles and payables. Since the net proceeds received were less than book value, Ashland recorded a loss of $85 million pre-tax within the net gain (loss) on divestiture caption within the Statements of Consolidated Comprehensive Income. The related tax effect was a benefit of $28 million included in the income tax expense caption within the Statements of Consolidated Comprehensive Income.
As part of this definitive agreement, Ashland will provide certain transition services to Lion Copolymer Holdings, LLC for a fee. While the transition services vary in duration depending upon the type of service provided, Ashland expects to reduce any legacy costs as the transition services are completed.
As a result of the adoption of the new discontinued operations accounting guidance discussed in Note A, Ashland determined that the sale of Elastomers did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results. As such, Elastomers' results were included in the Performance Materials reportable segment results of operations and financial position within the Statements

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES (continued)

of Consolidated Comprehensive Income and Condensed Consolidated Balance Sheet, respectively, until its December 1, 2014 sale.
Water Technologies
The sale of the Water Technologies business to a fund managed by Clayton, Dubilier & Rice (CD&R) was completed on July 31, 2014 in a transaction valued at approximately $1.8 billion. The total post-closing adjusted cash proceeds received by Ashland during 2014, before taxes, was $1.6 billion, which includes estimates for certain working capital and other post-closing adjustments, as defined in the definitive agreement. Ashland expects to receive an additional $48 million once a foreign entity completes certain regulatory closing requirements. Receipt of the additional cash proceeds and final settlement of working capital and other post-closing adjustments are expected to occur in fiscal 2015.
Since this transaction signified Ashland’s exit from the Water Technologies business, Ashland has classified Water Technologies’ results of operations and cash flows within the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows as discontinued operations for all periods presented. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Water Technologies reportable segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $9 million during the three months ended December 31, 2013.
Ashland retained and agreed to indemnify CD&R for certain liabilities of the Water Technologies business arising prior to the closing of the sale, including certain pension and postretirement liabilities, environmental remediation liabilities and certain legacy liabilities relating to businesses disposed or discontinued by the Water Technologies business. Costs directly related to these retained liabilities have been included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during the three months ended December 31, 2013. The ongoing effects of the pension and postretirement plans for former Water Technologies employees are reported within the Unallocated and other segment.
Ashland provides certain transition services to CD&R for a fee. During the three months ended December 31, 2014, Ashland recognized transition service fees of $9 million, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. While the transition services vary in duration depending upon the type of service provided, Ashland will continue to reduce costs as the transition services are completed. See Note C for further information on the results of operations of Water Technologies for all periods presented.
Casting Solutions joint venture
On June 30, 2014, Ashland, in conjunction with its partner, sold the ASK joint venture to investment funds affiliated with Rhône Capital, LLC (Rhône), a London and New York-based private equity investment firm. Total pre-tax proceeds to the sellers, which were split evenly between Ashland and its partner under the terms of the 50/50 joint venture, were $205 million, which included $176 million in cash and a $29 million note from Rhône due in calendar year 2022.
NOTE C – DISCONTINUED OPERATIONS
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
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, which qualified as a discontinued operation, and from the 2009 acquisition of Hercules, a wholly-owned subsidiary of Ashland.  Adjustments to the recorded litigation reserves and related insurance receivables are recorded within discontinued operations.  See Note K for more information related to the adjustments on asbestos liabilities and receivables.
As previously described in Note B, on July 31, 2014, Ashland completed the sale of the Water Technologies business to CD&R. Sales for the three months ended December 31, 2013 were $436 million. The results of operations for the three months ended December 31, 2013 are included in the table below. Ashland has made post-closing adjustments as defined by the definitive agreement during the three months ended December 31, 2014.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three months ended December 31, 2014 and 2013.

	Three months ended
	December 31
(In millions)	2014	2013
Income (loss) from discontinued operations (net of tax)
Asbestos-related litigation	$(1)	$(1)
Water Technologies (a)	(3)	23
Loss on disposal of discontinued operations (net of tax)
Water Technologies	(4)	—
Total income (loss) from discontinued operations (net of tax)	$(8)	$22

(a)	For the three months ended December 31, 2013, pretax operating income recorded for Water Technologies was $36 million.
NOTE D – RESTRUCTURING ACTIVITIES
Ashland periodically implements corporate restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
During 2014, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland announced a voluntary severance offer (VSO) to certain U.S. employees. Approximately 400 employees were formally approved for the VSO. Additionally, during 2014, an involuntary program for employees was also initiated as part of the global restructuring program. Substantially all payments related to the VSO and involuntary programs are expected to be paid by March 31, 2015. As of December 31, 2014 and September 30, 2014, the remaining restructuring reserve for this global restructuring program was $38 million and $53 million, respectively.
As of December 31, 2014 and September 30, 2014, the remaining $3 million, respectively, in restructuring reserves for other previously announced programs principally consisted of expected future severance payments for programs implemented during 2011. In addition, as of December 31, 2014 and September 30, 2014, the remaining restructuring reserve for all qualifying facility costs totaled $8 million and $9 million, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – RESTRUCTURING ACTIVITIES (continued)

The following table summarizes the related activity in these reserves for the three months ended December 31, 2014 and 2013.  The severance reserves are included in accrued expenses and other liabilities while facility costs reserves are primarily within other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2014	$56	$9	$65
Utilization (cash paid or otherwise settled)	(15)	(1)	(16)
Balance at December 31, 2014	$41	$8	$49

Balance as of September 30, 2013	$17	$8	$25
Reserve adjustments	1	—	1
Utilization (cash paid or otherwise settled)	(4)	(1)	(5)
Balance at December 31, 2013	$14	$7	$21
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
The following table summarizes financial instruments subject to recurring fair value measurements as of December 31, 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,256	$1,256	$1,256	$—	$—
Deferred compensation investments (a)	186	186	44	142	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	3	3	—	3	—
Total assets at fair value	$1,448	$1,448	$1,303	$145	$—

Liabilities
Foreign currency derivatives	$6	$6	$—	$6	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2014.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,393	$1,393	$1,393	$—	$—
Deferred compensation investments (a)	184	184	45	139	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	11	11	—	11	—
Total assets at fair value	$1,591	$1,591	$1,441	$150	$—

Liabilities
Foreign currency derivatives	$9	$9	$—	$9	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three months ended December 31, 2014 and 2013 within the Statements of Consolidated Comprehensive Income.

	Three months ended
	December 31
(In millions)	2014	2013
Foreign currency derivative gain (loss)	$(4)	$3
The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2014 and September 30, 2014 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2014	2014
Foreign currency derivative assets	$1	$2
Notional contract values	59	88

Foreign currency derivative liabilities	$4	$4
Notional contract values	335	281
Net investment hedges
During 2014, Ashland entered into foreign currency contracts in order to manage the foreign currency exposure of the net investment in certain foreign operations, as a result of certain proceeds from the sale of Water Technologies being received in non-U.S. denominated currencies. During the three months ended December 31, 2014, these foreign currency contracts were settled and Ashland entered into new foreign currency contracts. Ashland designated the foreign currency contracts as hedges of net investment in its foreign subsidiaries. As a result, Ashland records these hedges at fair value using forward rates, with the effective portion of the gain or loss reported as a component of the cumulative translation adjustment within accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income. There was no hedge ineffectiveness with these instruments during the three months ended December 31, 2014.
As of December 31, 2014 and September 30, 2014, the total notional value of foreign currency contracts equaled $197 million and $206 million, respectively. The fair value of Ashland's net investment hedge assets and liabilities are calculated using forward rates. Accordingly, these instruments are deemed to be Level 2 measurements within the fair value hierarchy. Counterparties to these net investment hedges are highly rated financial institutions which Ashland believes carry only a nominal risk of nonperformance. The following table summarizes the fair value of the outstanding net investment hedge instruments as of December 31, 2014 and September 30, 2014.

		December 31	September 30
(In millions)	Consolidated balance sheet caption	2014	2014
Net investment hedge assets	Accounts receivable	$2	$9
Net investment hedge liabilities	Accrued expenses and other liabilities	2	5

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the unrealized gain on the net investment hedge instruments recognized within the cumulative translation adjustment within AOCI during the three months ended December 31, 2014. No portion of the loss was reclassified to income during the quarter.

Three months ended
	December 31
(In millions)	2014
Change in unrealized gain in AOCI	$—	(a)
Tax impact of change in unrealized gain in AOCI	(1)

(a)	Denotes a value that nets to less than $1 million.
Other financial instruments
At December 31, 2014 and September 30, 2014, Ashland’s long-term debt had a carrying value of $2,952 million and $2,951 million, respectively, compared to a fair value of $3,132 million and $3,102 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE F – INVENTORIES
Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2014	2014
Finished products	$539	$557
Raw materials, supplies and work in process	259	239
LIFO reserve	(52)	(31)
	$746	$765
NOTE G – GOODWILL AND OTHER INTANGIBLES
Goodwill
Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  For its July 1, 2014 assessment, Ashland determined that its reporting units for allocation of goodwill included the Specialty Ingredients and Valvoline reportable segments, and the Composites, Intermediates/Solvents, and Elastomers reporting units within the Performance Materials reportable segment, and determined at that time that no impairment existed. As discussed in Note B, Ashland sold the Elastomers division on December 1, 2014 and as a result, Elastomers is no longer a reporting unit as of December 31, 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

The following is a progression of goodwill by reportable segment for the three months ended December 31, 2014.

	Specialty	Performance
(In millions)	Ingredients	Materials	(a)	Valvoline	Total
Balance at September 30, 2014	$2,129	$346		$168	$2,643
Divestiture	—	(10)		—	(10)
Currency translation adjustment	(41)	(6)		—	(47)
Balance at December 31, 2014	$2,088	$330		$168	$2,586

(a)	As of December 31, 2014, goodwill consisted of $172 million for the Intermediates/Solvents reporting unit and $158 million for the Composites reporting unit.
Other intangible assets
Intangible assets principally consist of trademarks and trade names, intellectual property, customer relationships, and in-process research and development (IPR&D). Intangible assets classified as finite are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 4 to 25 years, intellectual property over 5 to 20 years, and customer relationships over 3 to 24 years.
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $322 million as of December 31, 2014 and September 30, 2014, respectively. Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of December 31, 2014 and September 30, 2014.

	December 31, 2014
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names (a)	$66	$(45)	$21
Intellectual property (a)	809	(233)	576
Customer relationships	461	(126)	335
Total definite-lived intangible assets	1,336	(404)	932

Indefinite-lived intangible assets
IPR&D	19	—	19
Trademarks and trade names	303	—	303
Total intangible assets	$1,658	$(404)	$1,254

(a)	Elastomers had a gross carrying amount for trademarks/trade names and intellectual property of $6 million and $18 million, respectively, with $5 million of accumulated amortization for each caption.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

	September 30, 2014
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$72	$(49)	$23
Intellectual property	827	(226)	601
Customer relationships	481	(118)	363
Total definite-lived intangible assets	1,380	(393)	987

Indefinite-lived intangible assets
IPR&D	19	—	19
Trademarks and trade names	303	—	303
Total intangible assets	$1,702	$(393)	$1,309
Amortization expense recognized on intangible assets was $21 million and $22 million for the three months ended December 31, 2014 and 2013, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Estimated amortization expense for future periods is $82 million in 2015 (includes three months actual and nine months estimated), $80 million in 2016, $80 million in 2017, $79 million in 2018 and $75 million in 2019.
NOTE H – DEBT
The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2014	2014
4.750% notes, due 2022	$1,120	$1,120
3.875% notes, due 2018	700	700
3.000% notes, due 2016	600	600
6.875% notes, due 2043	376	376
Accounts receivable securitization (a)	220	255
6.50% junior subordinated notes, due 2029	134	134
Revolving credit facility	80	45
Other international loans, interest at a weighted-
average rate of 7.0% at December 31, 2014 (6.0% to 10.2%)	23	29
Medium-term notes, due 2015-2019, interest at a weighted-
average rate of 8.7% at December 31, 2014 (8.4% to 9.4%)	14	14
Other	8	7
Total debt	3,275	3,280
Short-term debt	(323)	(329)
Current portion of long-term debt	(9)	(9)
Long-term debt (less current portion)	$2,943	$2,942

(a)	During the three months ended December 31, 2014, the potential funding for qualified receivables was reduced from $275 million to $250 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIAIRES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

The scheduled aggregate maturities of debt by year are as follows: $251 million remaining in 2015, $600 million in 2016, none in 2017, $780 million in 2018 and $5 million in 2019.  The borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2013 Senior Credit Facility) was $1,047 million, due to an outstanding balance of $80 million, as well as a reduction of $73 million for letters of credit outstanding at December 31, 2014. No capacity remained under the accounts receivable securitization facility as the amount borrowed equaled the value of qualifying receivables at December 31, 2014.
Covenant restrictions
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of December 31, 2014, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility during its entire duration is 3.25.  At December 31, 2014, Ashland’s calculation of the consolidated leverage ratio was 2.0, which is below the maximum consolidated leverage ratio of 3.25.
The minimum required consolidated interest coverage ratio under the 2013 Senior Credit Facility during its entire duration is 3.0.  At December 31, 2014, Ashland’s calculation of the interest coverage ratio was 6.5, which exceeds the minimum required consolidated ratio of 3.0.
NOTE I – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2015 is 24.6%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 7.0% for the three months ended December 31, 2014 and includes $31 million of discrete tax benefits on pretax charges of $93 million, primarily related to the sale of the Elastomers division.
Prior fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2014 was 21.1%. The overall effective tax rate was 17.0% for the three months ended December 31, 2013 and was impacted by favorable discrete items of $5 million, primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES (continued)

(In millions)
Balance at October 1, 2014	$155
Increases related to positions taken on items from prior years	1
Decreases related to positions taken on items from prior years	(1)
Increases related to positions taken in the current year	7
Balance at December 31, 2014	$162
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $17 million for continuing operations and $13 million for discontinued operations related primarily to audit settlements and statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.
As of December 31, 2014, Ashland has recorded valuation allowances related to state net operating loss carry forwards and other state deferred tax asset balances. Ashland will continue to assess, based upon all available evidence both positive and negative, whether the valuation allowances are supportable and it is possible that an amount equal to $20 million to $30 million could be reversed in fiscal year 2015.
NOTE J – EMPLOYEE BENEFIT PLANS
For the three months ended December 31, 2014, Ashland contributed $4 million to its U.S. pension plans and $2 million to its non-U.S. pension plans.  Ashland expects to make additional contributions to the U.S. plans of approximately $76 million and to the non-U.S. plans of approximately $13 million during the remainder of 2015.
For segment reporting purposes, service cost for continuing operations is proportionately allocated to each segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment. In accordance with U.S. GAAP, a portion of the other components of pension and other postretirement benefit costs (i.e. interest cost, expected return on assets, and amortization of prior service credit) related to Water Technologies has been reclassified from the Unallocated and other segment to the discontinued operations caption of the Statements of Consolidated Comprehensive Income. For the three months ended December 31, 2013, income of $2 million was classified within discontinued operations.
The following table details the components of pension and other postretirement benefit costs for both continuing and discontinued operations.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension benefits		benefits
(In millions)	2014	2013	2014	2013
Three months ended December 31
Service cost (a)	$7	$11	$—	$—
Interest cost	44	49	2	2
Expected return on plan assets	(54)	(59)	—	—
Amortization of prior service credit	(1)	(1)	(4)	(5)
	$(4)	$—	$(2)	$(3)

(a)	Service cost and net pension benefit costs of $0 denote values less than $1 million.
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
Ashland asbestos-related litigation
The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley, a former subsidiary.  The amount and timing of settlements and number of open claims can fluctuate from period to period.  A summary of Ashland asbestos claims activity, excluding Hercules claims, follows.

	Three months ended
	December 31		Years ended September 30
(In thousands)	2014	2013	2014	2013	2012
Open claims - beginning of period	65	65	65	66	72
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	—	—	(1)	(2)	(7)
Open claims - end of period	66	66	65	65	66
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2014 quarter, it was determined that the liability for asbestos claims should be increased by $4 million.  Total reserves for asbestos claims were $431 million at December 31, 2014 compared to $438 million at September 30, 2014.
A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2014	2013	2014	2013	2012
Asbestos reserve - beginning of period	$438	$463	$463	$522	$543
Reserve adjustment	—	—	4	(28)	11
Amounts paid	(7)	(8)	(29)	(31)	(32)
Asbestos reserve - end of period	$431	$455	$438	$463	$522
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
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Approximately 70% of the estimated receivables from insurance companies are expected to be due from domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of December 31, 2014.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings, and from Underwriters at Lloyd’s, whose insurance policy obligations have been transferred to a Berkshire Hathaway entity.  Ashland discounts this portion of the receivable based upon the projected timing of the receipt of cash from those insurers unless likely settlement amounts can be determined.
In October 2012, Ashland and Hercules initiated various arbitration proceedings against Underwriters at Lloyd’s, certain London companies and/or Chartis (AIG) member companies seeking to enforce these insurers’ contractual obligations to provide indemnity for asbestos liabilities and defense costs under existing coverage-in-place agreements. In addition, Ashland and Hercules initiated a lawsuit in Kentucky state court against certain Berkshire Hathaway entities (National Indemnity Company and Resolute Management, Inc.) on grounds that these Berkshire entities wrongfully interfered with Underwriters' and Chartis' performance of their respective contractual obligations to provide asbestos coverage by directing the insurers to reduce and delay certain claim payments.
On January 13, 2015, Ashland and Hercules entered into a comprehensive settlement with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million and, in exchange, released all claims against these entities for past, present and future coverage obligations arising

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

out of the asbestos coverage-in-place agreements that were the subject of the pending arbitration proceedings. In addition, as part of this settlement, Ashland and Hercules released all claims against National Indemnity and Resolute Management, Inc. in the Kentucky state court action. As a result, the arbitration proceedings and the Kentucky state court action have been terminated. Ashland intends to segregate a significant portion of the funds received in the settlement to pay for ongoing and future litigation defense and claim settlement costs incurred in connection with asbestos claims.
As a result of this settlement, during the quarter ending March 31, 2015, Ashland expects to record an after-tax gain of approximately $110 million to $130 million, within the discontinued operations caption of the Statement of Consolidated Comprehensive Income and an approximately $250 million reduction in the receivable balance within the Condensed Consolidated Balance Sheet. The ranges reflect certain current estimates and assumptions with respect to tax consequences of the transaction that may change as certain tax attributes are finalized.
At December 31, 2014, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $392 million, of which $80 million relates to costs previously paid.  Receivables from insurers amounted to $402 million at September 30, 2014.  During the June 2014 quarter, the annual update of the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update resulted in a $7 million increase in the receivable for probable insurance recoveries. In 2014, subsequent to the model update, a $15 million increase to the receivable was recorded to reflect a change to certain model assumptions related to the timing of receipts.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2014	2013	2014	2013	2012
Insurance receivable - beginning of period	$402	$408	$408	$423	$431
Receivable adjustment	—	—	22	(3)	19
Amounts collected	(10)	(3)	(28)	(12)	(27)
Insurance receivable - end of period	$392	$405	$402	$408	$423
Hercules asbestos-related litigation
Hercules has liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited industrial market.  The amount and timing of settlements and number of open claims can fluctuate from period to period.  A summary of Hercules’ asbestos claims activity follows.

	Three months ended
	December 31		Years ended September 30
(In thousands)	2014	2013	2014	2013	2012
Open claims - beginning of period	21	21	21	21	21
New claims filed	—	—	1	1	1
Claims dismissed	—	—	(1)	(1)	(1)
Open claims - end of period	21	21	21	21	21

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2014 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $10 million.  Total reserves for asbestos claims were $324 million at December 31, 2014 compared to $329 million at September 30, 2014.
A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2014	2013	2014	2013	2012
Asbestos reserve - beginning of period	$329	$342	$342	$320	$311
Reserve adjustment	—	—	10	46	30
Amounts paid	(5)	(5)	(23)	(24)	(21)
Asbestos reserve - end of period	$324	$337	$329	$342	$320
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursement obligations pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of December 31, 2014.
As of December 31, 2014 and September 30, 2014, the receivables from insurers amounted to $77 million, respectively. During the June 2014 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update caused a $3 million increase in the receivable for probable insurance recoveries. As a result of the January 13, 2015, settlement reported above, Hercules has resolved all disputes with Chartis (AIG) member companies under their existing coverage-in-place agreement for past, present and future Hercules asbestos claims, and an adjustment in the insurance receivable will be made in the next quarterly report.
A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2014	2013	2014	2013	2012
Insurance receivable - beginning of period	$77	$75	$75	$56	$48
Receivable adjustment	—	—	3	19	9
Amounts collected	—	—	(1)	—	(1)
Insurance receivable - end of period	$77	$75	$77	$75	$56

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
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At December 31, 2014, such locations included 81 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 139 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC (MAP) in 2005) and about 1,225 service station properties, of which 82 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $195 million at December 31, 2014 compared to $197 million at September 30, 2014, of which $156 million at December 31, 2014 and $158 million at September 30, 2014 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the three months ended December 31, 2014 and 2013.

	Three months ended
	December 31
(In millions)	2014	2013
Reserve - beginning of period	$197	$211
Disbursements, net of cost recoveries	(8)	(8)
Revised obligation estimates and accretion	6	5
Reserve - end of period	$195	$208

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At December 31, 2014 and September 30, 2014, Ashland’s recorded receivable for these probable insurance recoveries was $23 million and $24 million, respectively, which were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three months ended December 31, 2014 and 2013.

	Three months ended
	December 31
(In millions)	2014	2013
Environmental expense	$5	$4
Accretion	1	1
Legal expense	1	—
Total expense	7	5

Insurance receivable	—	(1)
Total expense, net of receivable activity (a)	$7	$4

(a)
Net expense of $1 million for the three months ended December 31, 2013 relates to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland.  These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

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
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2014 and September 30, 2014.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2014.
NOTE L – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock appreciation rights (SARs) and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 1.2 million and 0.6 million at December 31, 2014 and 2013, respectively.  Earnings per share is reported under the treasury stock method.

	Three months ended
	December 31
(In millions except per share data)	2014	2013
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$40	$88
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	69	77
Share-based awards convertible to common shares	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	70	78

EPS from continuing operations
Basic	$0.58	$1.14
Diluted	0.57	1.12
NOTE M – STOCKHOLDERS’ EQUITY ITEMS
Stock repurchase programs
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program, of which $270 million is still available as of December 31, 2014. This new authorization replaced Ashland’s previous $600 million share repurchase authorization, approved in May 2013, which had $450 million remaining. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2015.
As part of the $1.35 billion common stock repurchase program, Ashland announced in the September 30, 2014 quarter that it had entered into an agreement with each of Deutsche Bank Securities and JPMorgan to repurchase an aggregate of $250 million of Ashland's common stock. Under the terms of the agreement, the financial institutions purchased a pre-determined number of shares on various trading days dependent upon Ashland's prevailing stock price on that date. The term of the agreements is through June 30, 2015. During the December 31, 2014 quarter, Ashland completed these agreements, receiving 1.2 million shares of common stock for a total cost of $127 million. The settlement price, which represents the average amount spent after

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCKHOLDERS' EQUITY ITEMS (continued)

commissions over the common shares repurchased throughout the program, was $104.51 per share. In total, Ashland paid $250 million and received 2.4 million shares of common stock under the agreements.
In addition, Ashland also announced in the September 30, 2014 quarter that it has entered into accelerated share repurchase agreements (2014 ASR Agreements) with each of Deutsche Bank AG, London Branch (Deutsche Bank), and JPMorgan Chase Bank, N.A. (JPMorgan), to repurchase an aggregate of $750 million of Ashland's common stock. Under the 2014 ASR Agreements, Ashland paid an initial purchase price of $750 million, split evenly between the financial institutions. As of September 30, 2014, Ashland received an initial delivery of approximately 5.9 million shares of common stock under the 2014 ASR Agreements. The 2014 ASR Agreements have a variable maturity, at the financial institutions option, with a scheduled termination date of no later than June 30, 2015. No shares were received in the December 31, 2014 quarter under the 2014 ASR Agreements.
Stockholder dividends
During the December 2014 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. The same amount was paid for quarterly dividends in each quarter of fiscal 2014.
Accumulated other comprehensive income
Components of other comprehensive income recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

	2014			2013
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(126)	$(1)	$(127)	$39	$—	$39
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(5)	—	(5)	(6)	2	(4)
Total other comprehensive income (loss)	$(131)	$(1)	$(132)	$33	$2	$35

(a)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs (income) for pension and other postretirement plans. For specific financial statement captions impacted by the amortization see the table below.

In accordance with U.S. GAAP, as discussed in the table above, certain pension and postretirement costs (income) are amortized from accumulated other comprehensive income and recognized in net income. The captions on the Statements of Consolidated Comprehensive Income impacted by the amortization of unrecognized prior service credits for pension and other postretirement plans are disclosed below. See Note J for more information.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCKHOLDERS' EQUITY ITEMS (continued)

	Three months ended
	December 31
(In millions)	2014	2013
Cost of sales	$(2)	$(2)
Selling, general and administrative expense	(3)	(3)
Discontinued operations	—	(1)
Total amortization of unrecognized prior service credits	$(5)	$(6)
NOTE N – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  Stock-based compensation expense was $14 million and $8 million for the three months ended December 31, 2014 and 2013, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. The current quarter included a $7 million award modification within performance shares that was designated as a cash item.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted for the three months ended December 31, 2014 and 2013 were 0.2 million and 0.4 million, respectively. As of December 31, 2014, there was $15 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.0 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares.  Cash dividends are paid on nonvested stock awards granted prior to January 2010, while dividends on subsequent nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Since January 2010, these instruments have been designated as non-participating securities under U.S. GAAP.  Nonvested stock awards granted were 104,750 and 133,300 for the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $20 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.1 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares granted for the three months ended December 31, 2014 and 2013 were 0.1 million. As of December 31, 2014, there was $10 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.2 years.
During the three months ended December 31, 2014, Ashland modified certain awards of its performance shares. The awards were modified to provide that the instruments be paid in cash instead of stock. This change in payment designation caused Ashland to recognize $7 million in incremental stock-based compensation expense related to this award modification during the three months ended December 31, 2014.
NOTE O – REPORTABLE SEGMENT INFORMATION
Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers and does not aggregate operating segments to arrive at these reportable segments. Subsequent to the sale of Water Technologies and a business realignment during 2014, Ashland’s businesses are managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline.
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
Subsequent to the sale of Elastomers on December 1, 2014, Performance Materials is comprised of two divisions: Composites and Intermediates/Solvents. Elastomers results were included in Performance Materials' results of operations within the Statements of Consolidated Comprehensive Income until its December 1, 2014 sale. Performance Materials is the global leader in unsaturated polyester resins and vinyl ester resins. The commercial unit has leading positions in gelcoats, maleic anhydride, butanediol, tetrahydrofuran, N-Methylpyrolidone, and other intermediates and solvents. Key customers include: manufacturers of residential and commercial building products; infrastructure engineers; wind blade and pipe manufacturers; automotive and truck OEM suppliers; boatbuilders; adhesives, engineered plastics and electronic producers; and specialty chemical manufacturers.
The Performance Materials commercial unit also provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture, which was sold on June 30, 2014. See Note B for information on the divestiture of this investment and the Elastomers division.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – REPORTABLE SEGMENT INFORMATION (continued)

Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, automotive chemicals and car-care products. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 930 Valvoline Instant Oil ChangeSM centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; NextGen™ motor oil, created with recycled, re-refined base oil; SynPower™ synthetic motor oil; Car Brite™ automotive appearance products; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.
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
Reportable segment results
Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as the restructuring plans described in Note D, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
The following table presents various financial information for each reportable segment, reflective of the 2014 business realignment, for the three months ended December 31, 2014 and 2013.  As part of this realignment, historical financial results for both the Specialty Ingredients and Performance Materials reportable segments have been revised to account for this new alignment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – REPORTABLE SEGMENT INFORMATION (continued)

	Three months ended
	December 31
(In millions - unaudited)	2014	2013
SALES
Specialty Ingredients	$561	$581
Performance Materials	338	365
Valvoline	492	486
	$1,391	$1,432
OPERATING INCOME
Specialty Ingredients	$60	$51
Performance Materials	25	14
Valvoline	83	75
Unallocated and other (a)	1	3
	$169	$143

(a)
As a result of the sale of Water Technologies, Unallocated and other is impacted by certain items related to discontinued operations accounting. For the three months ended December 31, 2013, Unallocated and other includes $9 million of costs previously charged to the Water Technologies business for primarily indirect corporate cost allocations that U.S. GAAP provisions require to be included within continuing operations. Additionally, a portion of the components of pension and other postretirement benefit costs other than service costs (i.e. interest cost, expected return on assets, and amortization of prior service credit) related to Water Technologies has been reclassified from the Unallocated and other segment to the discontinued operations caption of the Statements of Consolidated Comprehensive Income. Pension and other postretirement benefit income for the three months ended December 31, 2013 of $2 million was classified within discontinued operations.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its annual report, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt), the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions), the global restructuring program (including the possibility that Ashland may not realize the anticipated revenue and earnings growth, cost reductions and other expected benefits from the program), Ashland’s ability to generate sufficient cash to finance its stock repurchase plans, severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at www.sec.gov. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.
BUSINESS OVERVIEW
Ashland profile
Ashland is a leading, global specialty chemical company that provides products, services and solutions that meet customers' needs throughout a variety of industries.  Ashland’s chemistry is used in a wide variety of markets and applications, including architectural coatings, automotive, construction, energy, food and beverage, personal care and pharmaceutical.  With approximately 10,000 employees worldwide, Ashland serves customers in more than 100 countries.
Ashland’s sales generated outside of North America were 46% and 48% for the three months ended December 31, 2014 and 2013, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Geography	2014	2013
North America (a)	54%	52%
Europe	23%	24%
Asia Pacific	16%	17%
Latin America & other	7%	7%
	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Reportable segments
Ashland’s reporting structure is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline.  For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 38.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Reportable Segment	2014	2013
Specialty Ingredients	41%	41%
Performance Materials	24%	25%
Valvoline	35%	34%
	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
During the three months ended December 31, 2014, the following transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Global restructuring
During 2014, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland announced a voluntary severance offer (VSO) to certain U.S. employees. Approximately 400 employees were formally approved for the VSO. Additionally, during 2014, an involuntary program for employees was also initiated as part of the global restructuring program. The VSO and involuntary programs resulted in expense of $95 million being recognized during 2014.
The global restructuring program is expected to improve operational performance while recognizing significant annualized cost savings. Ashland’s global restructuring program, which is targeting $200 million in cost savings remains on track to be substantially complete by the end of the second quarter of fiscal 2015. Ashland has achieved approximately $175 million in annualized run-rate savings through the first fiscal quarter of 2015. See Note D of the Notes to Condensed Consolidated Financial Statements for further information.
Stock repurchase programs
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program, of which $270 million is still available as of December 31, 2014. This new authorization replaced Ashland’s previous $600 million share repurchase authorization, approved in May 2013, which had $450 million remaining. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2015.
As part of the $1.35 billion common stock repurchase program, Ashland announced in the September 30, 2014 quarter that it had entered into an agreement with each of Deutsche Bank Securities and JPMorgan to repurchase an aggregate of $250 million of Ashland's common stock. Under the terms of the agreement, the financial institutions purchased a pre-determined number of shares on various trading days dependent upon Ashland's prevailing stock price on that date. The term of the agreements is through June 30, 2015. During the December 31, 2014 quarter, Ashland completed these agreements, receiving 1.2 million shares of common stock for a total cost of $127 million. The settlement price, which represents the average amount spent after commissions over the common shares repurchased throughout the program, was $104.51 per share. In total, Ashland paid $250 million and received 2.4 million shares of common stock under the agreements.
Divestitures
Elastomers
On October 9, 2014, Ashland entered into a definitive agreement to sell the Elastomers division of the Performance Materials reportable segment, which operates a 250-person manufacturing facility in Port Neches, Texas, to Lion Copolymer Holdings, LLC. The Elastomers division, which primarily serves the North American replacement tire market, accounted for approximately 5% of Ashland's 2014 sales of $6.1 billion and 18% of Ashland Performance Materials' $1.6 billion in sales in 2014. The sale was completed on December 1, 2014 in a transaction valued at approximately $120 million which was subject to working capital adjustments. The total post-closing adjusted cash proceeds received before taxes by Ashland during the current quarter was $106 million, which includes estimates for working capital adjustments and transaction costs, as defined in the definitive agreement. Ashland expects an estimated $3 million in proceeds to be received during 2015.
Elastomers' net assets as of November 30, 2014 were $191 million which primarily included accounts receivable, inventory, property, plant and equipment, non-deductible goodwill and other intangibles and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

payables. Since the net proceeds received were less than book value, Ashland recorded a loss of $85 million pre-tax within the net gain (loss) on divestiture caption within the Statements of Consolidated Comprehensive Income. The related tax effect was a benefit of $28 million included in the income tax expense caption within the Statements of Consolidated Comprehensive Income.
As part of this definitive agreement, Ashland will provide certain transition services to Lion Copolymer Holdings, LLC for a fee. While the transition services vary in duration depending upon the type of service provided, Ashland expects to reduce any legacy costs as the transition services are completed.
As a result of the adoption of the new discontinued operations accounting guidance discussed in Note A, Ashland determined that the sale of Elastomers did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results. As such, Elastomers' results were included in the Performance Materials reportable segment results of operations and financial position within the Statements of Consolidated Comprehensive Income and Condensed Consolidated Balance Sheet, respectively, until its December 1, 2014 sale.
Insurance settlement
On January 13, 2015, Ashland and Hercules entered into a comprehensive settlement with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million and, in exchange, released all claims against these entities for past, present and future coverage obligations arising out of the asbestos coverage-in-place agreements that were the subject of the pending arbitration proceedings. In addition, as part of this settlement, Ashland and Hercules released all claims against National Indemnity and Resolute Management, Inc. in the Kentucky state court action. As a result, the arbitration proceedings and the Kentucky state court action have been terminated. Ashland intends to segregate a significant portion of the funds received in the settlement to pay for ongoing and future litigation defense and claim settlement costs incurred in connection with asbestos claims.
As a result of this settlement, during the quarter ending March 31, 2015, Ashland expects to record an after-tax gain of approximately $110 million to $130 million, within the discontinued operations caption of the Statement of Consolidated Comprehensive Income and an approximately $250 million reduction in the receivable balance within the Condensed Consolidated Balance Sheet. The ranges reflect certain current estimates and assumptions with respect to tax consequences of the transaction that may change as certain tax attributes are finalized. See Note K of the Notes to Condensed Consolidated Financial Statements for further information.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
In accordance with U.S. GAAP, Ashland recognizes actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, such as the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets and excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Ashland’s operating performance. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees and retirees. For further information on the actuarial assumptions and plan assets referenced above, see MD&A - Critical Accounting Policies - Employee benefit obligations in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and Note J of the Notes to Condensed Consolidated Financial Statements.
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
Consolidated review
Net income
Ashland’s net income amounted to $32 million and $110 million for the three months ended December 31, 2014 and 2013, or $0.46 and $1.40 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $40 million and $88 million for the three months ended December 31, 2014 and 2013, respectively, or $0.57 and $1.12 diluted earnings per share, respectively.  Operating income was $169 million for the three months ended December 31, 2014 and $143 million for the three months ended December 31, 2013.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $41 million and $42 million for the three months ended December 31, 2014 and 2013, respectively.  For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
The effective income tax rates of 7.0% and 17.0% for the three months ended December 31, 2014 and 2013, respectively, were both affected by certain discrete items disclosed in further detail within the income tax

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in a loss of $8 million for the three months ended December 31, 2014 and income of $22 million for the three months ended December 31, 2013.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Operating income amounted to $169 million and $143 million for the three months ended December 31, 2014 and 2013, respectively. The current quarter included $1 million of global restructuring program costs and a $7 million charge for a stock incentive plan award modification.
Operating income for the three months ended December 31, 2014 and 2013 included depreciation and amortization of $85 million and $88 million, respectively. EBITDA totaled $161 million and $258 million for the three months ended December 31, 2014 and 2013, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	Three months ended
	December 31
(In millions)	2014	2013
Net income	$32	$110
Income tax expense	3	18
Net interest and other financing expense	41	42
Depreciation and amortization	85	88
EBITDA	161	258
Loss (income) from discontinued operations (net of tax)	8	(22)
Net loss on divestiture	85	—
Stock incentive award modification	7	—
Restructuring	1	—
Adjusted EBITDA	$262	$236

Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three months ended December 31, 2014 and 2013.

	Three months ended December 31
(In millions)	2014	2013	Change
Sales	$1,391	$1,432	$(41)
Sales for the current quarter decreased $41 million compared to the prior year quarter. Volume and change in product mix combined to increase sales by $13 million, or 1%. This increase was offset by unfavorable foreign currency exchange of $32 million, or 2%, primarily due to the U.S. dollar strengthening compared to various foreign currencies, and a $19 million decrease due to lost sales from the Elastomers divestiture on December 1, 2014. Pricing declines also decreased sales by $3 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended December 31
(In millions)	2014	2013	Change
Cost of sales	$982	$1,048	$(66)
Gross profit as a percent of sales	29.4%	26.8%
Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, net losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.
The following table provides a reconciliation of the changes in cost of sales between the three months ended December 31, 2014 and 2013.

Three months ended
(In millions)	December 31, 2014
Changes in:
Production costs	$(28)
Volumes and product mix	(1)
Divestitures	(16)
Currency exchange	(21)
Change in cost of sales	$(66)
Cost of sales for the current quarter decreased $66 million compared to the prior year quarter due to lower production costs which decreased cost of sales by $28 million, or 3%. Unfavorable foreign currency exchange decreased cost of sales by $21 million, or 2%, and the Elastomers divestiture caused a decrease of $16 million, or 2%. Volume and changes in product mix combined decreased cost of sales by $1 million.

	Three months ended December 31
(In millions)	2014	2013	Change
Selling, general and administrative expense	$226	$235	$(9)
As a percent of sales	16.2%	16.4%
Selling, general and administrative expenses for the current quarter decreased $9 million compared to the prior year quarter, and expenses as a percent of sales decreased 0.2 percentage points. The decrease in the current quarter is primarily a result of the global restructuring program that was initiated during the prior year quarter, which resulted in a decrease of $27 million, while foreign currency exchange caused a $4 million decline. These reductions were partially offset by expense of $1 million for global restructuring program costs and $7 million for a stock incentive plan award modification as well as increases of $7 million in employee related costs, primarily within salary and incentive compensation.

	Three months ended December 31
(In millions)	2014	2013	Change
Research and development expense	$25	$27	$(2)
Research and development expense decreased $2 million compared to the prior year quarter primarily due to lower expense in the Specialty Ingredients reportable segment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended December 31
(In millions)	2014	2013	Change
Equity and other income
Equity income	$3	$6	$(3)
Other income	8	15	(7)
	$11	$21	$(10)
The decrease of $3 million in equity income in the current year is primarily due to the sale of the ASK joint venture equity investment in June 2014. The decrease of $7 million in other income is primarily due to income of $6 million from a favorable arbitration ruling on a commercial contract within the Valvoline reportable segment in the prior year quarter.

	Three months ended December 31
(In millions)	2014	2013	Change
Net interest and other financing expense (income)
Interest expense	$41	$41	$—
Interest income	(2)	(1)	(1)
Other financing costs	2	2	—
	$41	$42	$(1)
Net interest and other financing expense remained consistent in the current quarter compared to the prior year quarter.

	Three months ended December 31
(In millions)	2014	2013	Change
Net gain (loss) on divestitures
Elastomers	$(85)	$—	$(85)
MAP Transaction adjustments	—	5	(5)
	$(85)	$5	$(90)
The current quarter loss includes the pre-tax loss on sale related to Elastomers of $85 million. The gain recorded in the prior quarter relates to a subsequent cash receipt for a tax credit reimbursement from the 2005 transfer of Ashland's 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction).

	Three months ended December 31
(In millions)	2014	2013	Change
Income tax expense	$3	$18	$(15)
Effective tax rate	7.0%	17.0%
The overall effective tax rate was 7.0% for the three months ended December 31, 2014 and includes $31 million of discrete tax benefits on pretax charges of $93 million, primarily related to the sale of the Elastomers division. The overall effective tax rate was 17.0% for the three months ended December 31, 2013 and was impacted by favorable discrete items of $5 million, primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended December 31
(In millions)	2014	2013	Change
Income (loss) from discontinued operations (net of tax)
Asbestos-related litigation	$(1)	$(1)	$—
Water Technologies	(7)	23	(30)
	$(8)	$22	$(30)

As a result of the Water Technologies divestiture and in accordance with the U.S. GAAP provisions, the operating results related to Water Technologies have been reflected as discontinued operations (net of tax) within the Statement of Consolidated Comprehensive Income for the prior year quarter. Water Technologies’ sales for the prior year quarter included in discontinued operations were $436 million. Gross profit margin was 34.4% and pre-tax operating income totaled $36 million during the prior year quarter. For discontinued operations reporting purposes, certain indirect corporate costs of $9 million previously allocated to Water Technologies were reclassified and allocated to the Unallocated and other segment in the prior year quarter.
The current quarter Water Technologies' activity relates to post-closing adjustments as defined by the definitive agreement. In addition to Water Technologies, the current and prior year quarter also included after-tax net expense adjustments to the asbestos reserves and receivables of $1 million.
RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Subsequent to the sale of Water Technologies and a business realignment during 2014, Ashland’s businesses are managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline.
Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as the restructuring plans described in Note D, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
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
The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment, reflective of the 2014 business realignment, for the three months ended December 31, 2014 and 2013.  As part of this realignment, historical financial results for both the Specialty

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Ingredients and Performance Materials reportable segments have been revised to account for this new alignment.

	Three months ended
	December 31
(In millions)	2014	2013
Sales
Specialty Ingredients	$561	$581
Performance Materials	338	365
Valvoline	492	486
	$1,391	$1,432
Operating income
Specialty Ingredients	$60	$51
Performance Materials	25	14
Valvoline	83	75
Unallocated and other	1	3
	$169	$143
Depreciation and amortization
Specialty Ingredients	$59	$60
Performance Materials	17	19
Valvoline	9	8
Unallocated and other	—	1
	$85	$88
Operating information
Specialty Ingredients
Sales per shipping day	$9.1	$9.4
Metric tons sold (thousands)	79.9	81.7
Gross profit as a percent of sales (a)	32.7%	30.9%
Performance Materials
Sales per shipping day	$5.4	$5.9
Metric tons sold (thousands)	129.5	137.9
Gross profit as a percent of sales (a)	17.3%	13.4%
Valvoline
Lubricant sales gallons	38.9	38.6
Premium lubricants (percent of U.S. branded volumes)	38.4%	35.8%
Gross profit as a percent of sales (a)	33.3%	31.2%

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

December 2014 quarter compared to December 2013 quarter
Specialty Ingredients’ sales decreased $20 million to $561 million in the current quarter. Excluding the effect of guar product, sales decreased by $3 million, with volume and changes in product mix combining to increase sales by $10 million. This increase was offset by unfavorable foreign currency exchange of $12 million, primarily due to the U.S. dollar strengthening compared to various foreign currencies, and a decrease of $1 million driven by pricing declines. Guar product sales decreased $17 million compared to the prior year quarter, primarily due to lower volume as certain commodity guar powders are no longer being sold.
Gross profit during the current quarter increased $3 million compared to the prior year quarter. Excluding guar product margin, gross profit decreased by $2 million compared to the prior year quarter, with volume and change in product mix combined increasing gross profit by $4 million. Unfavorable foreign currency exchange decreased gross profit by $6 million.  Guar product margin, driven primarily by guar products mix, improved compared to the prior year quarter, increasing $5 million. In total, gross profit margin during the current quarter increased 1.8 percentage points to 32.7% compared to the prior year quarter.
Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $6 million in the current quarter as compared to the prior year quarter, primarily due to decreased expenses related to the global restructuring program, partially offset by a $5 million increase in corporate resource costs. Equity and other income remained consistent with the prior year quarter.
Operating income totaled $60 million for the current quarter compared to $51 million in the prior year quarter.  EBITDA increased $8 million to $119 million in the current quarter, while EBITDA margin increased 2.1 percentage points in the current quarter to 21.2%. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2014 and 2013 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

	Three months ended
	December 31
(In millions)	2014	2013
Operating income	$60	$51
Depreciation and amortization	59	60
EBITDA	$119	$111
Performance Materials
Performance Materials is the global leader in unsaturated polyester resins and vinyl ester resins. The commercial unit has leading positions in gelcoats, maleic anhydride, butanediol, tetrahydrofuran, N-Methylpyrolidone, and other intermediates and solvents. Key customers include: manufacturers of residential and commercial building products; infrastructure engineers; wind blade and pipe manufacturers; automotive and truck OEM suppliers; boatbuilders; adhesives, engineered plastics and electronic producers; and specialty chemical manufacturers.
Subsequent to the sale of Elastomers on December 1, 2014, Performance Materials is comprised of two divisions: Composites and Intermediates/Solvents. The Elastomers division, which primarily served the North American replacement tire market, accounted for approximately 18% of Ashland Performance Materials' $1.6

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

billion in sales in 2014 and operated a 250-person manufacturing facility in Port Neches, Texas. Elastomers results were included in the Performance Materials' reportable segment results of operations within the Statements of Consolidated Comprehensive Income until its December 1, 2014 sale.
In addition, prior to the sale on June 30, 2014, Performance Materials commercial unit also provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture.
For additional information on the divestiture of the Elastomers division, see the “Key Developments” section of Management’s Discussion and Analysis herein.
December 2014 quarter compared to December 2013 quarter
Performance Materials’ sales decreased $27 million to $338 million in the current quarter.  Changes in product mix and volume increased sales by $7 million, or 2%, and $4 million, or 1%, respectively. These increases were more than offset by a $19 million decrease compared to the prior year quarter due to the loss of sales from the Elastomers division. Lower product pricing also decreased sales $8 million, or 2%, primarily from declines within the Intermediates/Solvents division, and unfavorable foreign currency exchange decreased sales $11 million, primarily due to the U.S. dollar strengthening compared to various foreign currencies.
Gross profit increased $9 million in the current quarter compared to the prior year quarter. Production cost reductions and a prior year quarter plant closure within the Intermediates/Solvents division, partially offset by pricing declines, combined to increase gross profit by $7 million. Changes in product mix also increased gross profit by $7 million compared to the prior year quarter. The sale of Elastomers and unfavorable foreign currency exchange decreased gross profit by $3 million and $2 million, respectively.  In total, gross profit margin increased 3.9 percentage points to 17.3%, as compared to the prior year quarter.
Selling, general and administrative expenses decreased $5 million during the current quarter compared to the prior year quarter, primarily due to the sale of the Elastomers division, corporate resource costs, and legal and bad debt expenses, partially offset by an increase in incentive compensation.  Equity and other income decreased $3 million compared to the prior year quarter primarily due to the sale of the ASK joint venture equity investment in June 2014.
Operating income totaled $25 million in the current year and $14 million in the prior year quarter.  EBITDA increased $9 million to $42 million in the current quarter, while EBITDA margin increased 3.4 percentage points in the current quarter to 12.4%. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2014 and 2013 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

	Three months ended
	December 31
(In millions)	2014	2013
Operating income	$25	$14
Depreciation and amortization	17	19
EBITDA	$42	$33

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Valvoline
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, automotive chemicals and car-care products. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 930 Valvoline Instant Oil ChangeSM centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; NextGen™ motor oil, created with 50-percent recycled, re-refined oil; SynPower™ synthetic motor oil; Car Brite™ automotive appearance products; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.
December 2014 quarter compared to December 2013 quarter
Valvoline’s sales increased $6 million to $492 million in the current quarter. Higher product pricing and volume levels increased sales by $8 million, or 2%, and $6 million, or 1%, respectively. Changes in product mix also increased sales by $1 million.  These increases were partially offset by an unfavorable foreign currency exchange of $9 million, primarily due to the U.S. dollar strengthening compared to various foreign currencies.
Gross profit increased $12 million during the current quarter compared to the prior year quarter. Higher product pricing and lower production costs combined to increase gross profit by $13 million. Changes in volume and product mix combined to increase gross profit by $1 million, while an unfavorable foreign currency exchange decreased gross profit by $2 million.  In total, gross profit margin increased 2.1 percentage points to 33.3%.
Selling, general and administrative expenses decreased $2 million during the current quarter as compared to the prior year quarter, primarily driven by lower salaries and corporate resource costs. Equity and other income decreased by $6 million compared to the prior year quarter due to a favorable arbitration ruling on a commercial contract in the prior year quarter.
Operating income totaled $83 million in the current quarter as compared to $75 million in the prior year quarter.  EBITDA increased $9 million to $92 million in the current quarter, while EBITDA margin increased 1.6 percentage points to 18.7% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2014 and 2013 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Valvoline.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

	Three months ended
	December 31
(In millions)	2014	2013
Operating income	$83	$75
Depreciation and amortization	9	8
EBITDA	$92	$83

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Unallocated and other
December 2014 quarter compared to December 2013 quarter
Unallocated and other recorded income of $1 million and $3 million for the three months ended December 31, 2014 and 2013, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to reportable segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to reportable segments.  As a result of the sale of Water Technologies and in accordance with U.S. GAAP, a portion of the pension and other postretirement net periodic costs and income previously reported in Unallocated and other, but attributable to Water Technologies' employees have been reclassified to discontinued operations within the Statements of Consolidated Comprehensive Income. The pension and other postretirement components remaining in Unallocated and other resulted in income during the current and prior year quarter of $13 million and $12 million, respectively. The change in pension and other postretirement income in the current quarter is driven by changes to assumptions used to calculate each fiscal year's expense and income, including discount rate and expected return on assets.
Additionally, in accordance with U.S. GAAP reporting, certain indirect corporate costs are included within the Unallocated and other segment of continuing operations for costs that were previously allocated to the Water Technologies reportable segment but that do not qualify for discontinued operations accounting classification. These costs were $9 million during the three months ended December 31, 2013.
The remaining unallocated costs for current quarter included restructuring expense of $1 million, primarily related to severance and other costs associated with the global restructuring, expense of $6 million for environmental reserve adjustments, and expense of $7 million for the stock incentive plan award modification. In the prior year quarter, unallocated costs also included expense of $1 million related to restructuring activities and $4 million for environmental reserve adjustments, in addition to the pension and other postretirement income and Water Technologies’ stranded costs.
The following table presents income and expense components for the three months ended December 31, 2014 and 2013.

	Three months ended
	December 31
(In millions)	2014	2013
Pension and other postretirement net periodic income
(excluding service cost)	$13	$12
Restructuring activities (includes severance, integration
and stranded divestiture costs)	(1)	(10)
Environmental expense for divested businesses	(6)	(4)
Other income (expense)	(5)	5
Total unallocated income	$1	$3
FINANCIAL POSITION
Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2014 and 2013.  Ashland had $1,256 million in cash and cash equivalents as of December 31, 2014, of which $964 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted.  Most amounts are intended to be indefinitely reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued. In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives and the cost of remitting such foreign earnings.

	Three months ended
	December 31
(In millions)	2014	2013
Cash provided (used) by:
Operating activities from continuing operations	$50	$18
Investing activities from continuing operations	64	(40)
Financing activities from continuing operations	(155)	(29)
Discontinued operations	(86)	1
Effect of currency exchange rate changes on cash and cash equivalents	(10)	(1)
Net decrease in cash and cash equivalents	$(137)	$(51)
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the three months ended December 31, 2014 and 2013.

	Three months ended
	December 31
(In millions)	2014	2013
Cash flows provided (used) by operating activities from continuing operations
Net income	$32	$110
Loss (income) from discontinued operations (net of tax)	8	(22)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	85	88
Debt issuance cost amortization	4	3
Deferred income taxes	(10)	(3)
Equity income from affiliates	(4)	(6)
Distributions from equity affiliates	3	6
Stock based compensation expense	7	8
Net loss (gain) on divestitures	85	(5)
Change in operating assets and liabilities (a)	(160)	(161)
Total cash flows provided by operating activities from continuing operations	$50	$18

(a)Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash inflows of $50 million in the current period and $18 million in the prior year period.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including debt

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

issuance cost amortization), losses and gains on divestitures, as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus within the company.
During the three months ended December 31, 2014 and 2013, working capital was an outflow of $56 million and $117 million, respectively, within the change in operating assets and liabilities. The outflows for each quarter primarily related to decreased trade payables and certain accrued expenses, primarily the result of incentive compensation payouts to employees from the prior year paid during the first quarter of each fiscal year, partially offset by decreased accounts receivable balances resulting from the sales decline since the end of the respective prior fiscal year. The remaining outflows of $104 million and $44 million relate primarily to income taxes paid, pension payments and adjustments to certain accruals and long term assets and liabilities.
Operating cash flows for the current quarter included income from continuing operations of $40 million and noncash adjustments of $85 million for depreciation and amortization and the loss on the sale of the Elastomers division, and $4 million for debt issuance cost amortization. Operating cash flows for the prior year quarter included income from continuing operations of $88 million, noncash adjustments of $88 million for depreciation and amortization and $3 million for debt issuance cost amortization.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the three months ended December 31, 2014 and 2013.

	Three months ended
	December 31
(In millions)	2014	2013
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(43)	$(45)
Proceeds from disposal of property, plant and equipment	1	1
Proceeds from sale of operations or equity investments	106	4
Total cash flows provided (used) by investing activities from continuing operations	$64	$(40)
Cash provided by investing activities was $64 million for the current quarter as compared to cash used by investing activities of $40 million for the prior year quarter.  The significant cash investing activities for the current and prior year quarters primarily related to cash outflows from property additions of $43 million and $45 million, respectively. In addition, proceeds from disposals of property, plant and equipment were $1 million during the three months ended December 31, 2014 and 2013. The current quarter included proceeds, net of estimated working capital adjustments and transactions costs, of $106 million from the sale of the Elastomers division, while the prior year quarter included proceeds of $5 million related to a tax receipt from a previously divested business.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the three months ended December 31, 2014 and 2013.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2014	2013
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	$—	$(12)
Proceeds (repayment) from short-term debt	(6)	6
Repurchase of common stock	(127)	—
Cash dividends paid	(24)	(26)
Excess tax benefits related to share-based payments	2	3
Total cash flows used by financing activities from continuing operations	$(155)	$(29)
Cash used by financing activities was $155 million and $29 million for the current and prior year quarters, respectively.  Significant cash financing activities for the current quarter included $127 million for the repurchase of common stock, cash dividends paid of $0.34 per share, for a total of $24 million and repayment of of short-term debt of $6 million, partially offset by $2 million for excess tax benefits related to share-based payments.
Significant cash financing activities for the prior year quarter included repayment of long-term debt of $12 million and cash dividends paid of $0.34 per share, for a total of $26 million, partially offset by cash inflows of $6 million for proceeds from short-term debt and $3 million for excess tax benefits related to share-based payments.
Cash provided (used by) discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for the three months ended December 31, 2014 and 2013.

	Three months ended
	December 31
(In millions)	2014	2013
Cash provided (used) by discontinued operations
Operating cash flows	$(84)	$7
Investing cash flows	(2)	(6)
Total cash flows provided (used) by discontinued operations	$(86)	$1
Cash flows for discontinued operations for the current quarter is primarily driven by $77 million in tax payments related to the disposition of Water Technologies. Cash flows for discontinued operations related to Water Technologies in the prior year quarter was an inflow of $13 million. The remaining cash flows in both quarters relate to other previously divested businesses, including net payments of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2014	2013
Cash flows provided by operating activities from continuing operations	$50	$18
Adjustments:
Additions to property, plant and equipment	(43)	(45)
Free cash flows	$7	$(27)
At December 31, 2014, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,876 million, compared to $1,883 million at September 30, 2014.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $52 million at December 31, 2014 and $31 million at September 30, 2014.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 167% and 154% of current liabilities at December 31, 2014 and September 30, 2014, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of December 31, 2014 and September 30, 2014.

	December 31	September 30
(In millions)	2014	2014
Cash and cash equivalents	$1,256	$1,393

Unused borrowing capacity
Revolving credit facility	$1,047	$1,084
Accounts receivable securitization facility	$—	$—
Total borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2013 Senior Credit Facility) was $1,047 million, due to an outstanding balance of $80 million, and a reduction of $73 million for letters of credit outstanding at December 31, 2014.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facility, was $2,303 million at December 31, 2014, compared to $2,477 million at September 30, 2014.

Capital resources
Debt
The following summary reflects Ashland’s debt as of December 31, 2014 and September 30, 2014.

	December 31	September 30
(In millions)	2014	2014
Short-term debt	$323	$329
Long-term debt (including current portion)	2,952	2,951
Total debt	$3,275	$3,280
The current portion of long-term debt was $9 million at December 31, 2014 and September 30, 2014.  Debt as a percent of capital employed was 50% at December 31, 2014 and 48% at September 30, 2014.  At December 31, 2014, Ashland’s total debt had an outstanding principal balance of $3,427 million and discounts of $152 million.  The scheduled aggregate maturities of debt by year are as follows:  $251 million remaining in 2015, $600 million in 2016, none in 2017, $780 million in 2018 and $5 million in 2019.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Debt covenant restrictions
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, certain negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of December 31, 2014, Ashland is in compliance with all debt agreement covenant restrictions.
The 2013 Senior Credit Facility defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2013 Senior Credit Facility defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on page 35. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. The maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility during its entire duration is 3.25.
The 2013 Senior Credit Facility defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the 2013 Senior Credit Facility during its entire duration is 3.0.
At December 31, 2014, Ashland’s calculation of the consolidated leverage ratio was 2.0, which is below the maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility of 3.25. At December 31, 2014, Ashland’s calculation of the consolidated interest coverage ratio was 6.5, which exceeds the minimum required ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated leverage ratio and a 0.6x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
Credit ratings
Ashland’s corporate credit ratings have remained unchanged from those reported in its Form 10-K filed in November 2014.  Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba1, with a stable outlook from both.  Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Stockholders’ equity
Stockholders’ equity decreased $258 million since September 30, 2014 to $3,325 million at December 31, 2014.  This decrease was due to a decline of $127 million for both the stock repurchase agreements and deferred translation losses, respectively, regular cash dividends of $24 million, $7 million in common shares issued under stock incentive and other plans, and adjustments to pension and postretirement obligations of $5 million. These decreases were partially offset by net income during the period of $32 million.
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program, of which $270 million is still available as of December 31, 2014. This new authorization replaced Ashland’s previous $600 million share repurchase authorization, approved in May 2013, which had $450 million remaining. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This new repurchase program will expire on December 31, 2015.
As part of the $1.35 billion common stock repurchase program, Ashland announced in the September 30, 2014 quarter that it had entered into an agreement with each of Deutsche Bank Securities and JPMorgan to repurchase an aggregate of $250 million of Ashland's common stock. Under the terms of the agreement, the financial institutions purchased a pre-determined number of shares on various trading days dependent upon Ashland's prevailing stock price on that date. The term of the agreements is through June 30, 2015. During the December 31, 2014 quarter, Ashland completed these agreements, receiving 1.2 million shares of common stock for a total cost of $127 million. The settlement price, which represents the average amount spent after commissions over the common shares repurchased throughout the program, was $104.51 per share. In total, Ashland paid $250 million and received 2.4 million shares of common stock under the agreements.
In addition, Ashland also announced in the September 30, 2014 quarter that it has entered into accelerated share repurchase agreements (2014 ASR Agreements) with each of Deutsche Bank AG, London Branch (Deutsche Bank), and JPMorgan Chase Bank, N.A. (JPMorgan), to repurchase an aggregate of $750 million of Ashland's common stock. Under the 2014 ASR Agreements, Ashland paid an initial purchase price of $750 million, split evenly between the financial institutions. As of September 30, 2014, Ashland received an initial delivery of approximately 5.9 million shares of common stock under the 2014 ASR Agreements. The 2014 ASR Agreements have a variable maturity, at the financial institutions option, with a scheduled termination date of no later than June 30, 2015. No shares were received in the December 31, 2014 quarter under the 2014 ASR Agreements.
During the December 2014 quarter, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. The same amount was paid for quarterly dividends in each quarter of fiscal 2014.
Capital expenditures
Ashland is currently forecasting approximately $275 million to $300 million of capital expenditures for 2015, funded primarily from operating cash flows.  Capital expenditures were $43 million for the three months ended December 31, 2014 and averaged $251 million during the last three fiscal years.
CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

“Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three months ended December 31, 2014.
OUTLOOK
For the second quarter of fiscal 2015, Specialty Ingredients expects growth in the higher-margin areas of the business to offset negative foreign currency exchange rates, continued weakness in construction and energy markets and the exiting of the redispersable powder product line and commodity guar market. In total, sales for Specialty Ingredients are expected to decline 3.5 to 4.5 percent from the prior year quarter, while the combination of an improved business mix, higher margins, and reduced expenses are expected to result in an approximate 200 to 300 basis point increase to the EBITDA margin percentage.
Performance Materials expects mid-single digit volume growth in the composites division, highlighted by Asia results, during the second quarter of fiscal 2015, compared to the prior year quarter. However, the effects of the Elastomers divestiture, pricing pressure in the BDO market and the start of lower input costs to composites customers, are expected to lead to a decline in sales of approximately 25 to 27 percent from the prior year quarter. EBITDA margin percentage is expected to be 10.5 to 11.0 percent, down from 11.6 percent in the prior-year period.
During the upcoming second quarter Valvoline expects volumes to increase 2 to 3 percent over the prior year quarter primarily due to expected results within Valvoline Instant Oil ChangeSM, but for sales to be relatively flat with the prior year period due to pricing adjustments. However, an improved gross profit margin is expected to result in an EBITDA margin percentage of approximately 19.5 to 20.0 percent.
Ashland’s global restructuring program, which is targeting $200 million in cost savings as part of a broad-based plan to improve the company’s competitive position, is on track to be substantially complete by the end of the second quarter of fiscal 2015. At the end of December, Ashland had achieved approximately $175 million in annualized run-rate savings.
The company repurchased $127 million of Ashland stock during the first quarter, completing the previously announced 10b5-1 share repurchase program launched last August. In total, Ashland has invested nearly $1.1 billion toward the repurchase of stock in the past nine months. The company has approximately $270 million remaining under its current $1.35 billion share repurchase authorization. Ashland plans to use that remaining authorization to initiate a $270 million accelerated stock repurchase program as soon as practicable.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at December 31, 2014 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2014, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
In October 2012, Ashland and Hercules initiated various arbitration proceedings against Underwriters at Lloyd’s, certain London companies and/or Chartis (AIG) member companies seeking to enforce these insurers’ contractual obligations to provide indemnity for asbestos liabilities and defense costs under existing coverage-in-place agreements. In addition, Ashland and Hercules initiated a lawsuit in Kentucky state court against certain Berkshire Hathaway entities (National Indemnity Company and Resolute Management, Inc.) on grounds that these Berkshire entities wrongfully interfered with Underwriters' and Chartis' performance of their respective contractual obligations to provide asbestos coverage by directing the insurers to reduce and delay certain claim payments.
On January 13, 2015, Ashland and Hercules entered into a comprehensive settlement with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million and, in exchange, released all claims against these entities for past, present and future coverage obligations arising out of the asbestos coverage-in-place agreements that were the subject of the pending arbitration proceedings. In addition, as part of this settlement, Ashland and Hercules released all claims against National Indemnity and Resolute Management, Inc. in the Kentucky state court action. As a result, the arbitration proceedings and the Kentucky state court action have been terminated. Ashland intends to segregate a significant portion of the funds received in the settlement to pay for ongoing and future litigation defense and claim settlement costs incurred in connection with asbestos claims.
As a result of this settlement, during the quarter ending March 31, 2015, Ashland expects to record an after-tax gain of approximately $110 million to $130 million, within the discontinued operations caption of the Statement of Consolidated Comprehensive Income and an approximately $250 million reduction in the receivable balance within the Condensed Consolidated Balance Sheet. The ranges reflect certain current estimate and assumptions with respect to tax consequences of the transaction that may change as certain tax attributes are finalized.
For additional detailed information regarding liabilities arising from asbestos-related litigation, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Environmental Proceedings
(a)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of December 31, 2014, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 81 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
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
(c)    Jefferson Borough, Pennsylvania Matter – In May 2013, the Pennsylvania Department of Environmental Protection (PADEP) provided Ashland with notice of four alleged unauthorized releases of leachate and wastewater at the Resin Disposal Superfund Site to the ground, groundwater and a tributary. This matter has been resolved pursuant to a Consent Assessment of Civil Penalty, dated October 20, 2014, between Ashland and PADEP ("Consent"). Under the terms of the Consent, Ashland was required to pay (and has paid) PADEP the sum of $425,000.
(d) Lower Passaic River, New Jersey Matters – Ashland, through two formerly owned facilities, and ISP, through a now-closed facility, have been identified as “potentially responsible parties” (PRPs), along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the EPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOC, in June 2012 the CPG voluntarily entered into another AOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the EPA released the FFS. It is not possible at this time to reasonably estimate Ashland's liability with respect to the outcome of the remediation efforts and related legal proceedings in which it is involved. Based on current knowledge and proceedings Ashland does not believe the outcome of these proceedings or the release of the FFS will have a material adverse impact on its business and financial operations; however, there are a number of contingencies in the future that could possibly have a material impact including adverse rulings or verdicts, allocation proceedings and related orders.
(e) Zwijndrecht Plant Matter – Since August 2012, Dutch environmental authorities have found several violations of a waste water discharge permit by Ashland Industries Nederland B.V. (Ashland Nederland), as owner of the manufacturing site at Zwijndrecht, The Netherlands. An administrative penalty of €50,000 and a sanction of €50,000 were paid in calendar year 2013 for violations of the law and permit from December 2011 through August 2012. In February 2014, the Dutch environmental authorities claimed payment of administrative fines totaling €250,000 in connection with additional violations of the waste water discharge permit. In June 2014, Ashland Nederland lost its appeal on this decision. In addition to the €250,000 fines, the Dutch authorities announced prosecution with regards to the violations of the same permit during the period of October 2012 through January 2014. The case is expected to be brought before the court, but no schedule has been established. While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2014 and September 30, 2014.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2014.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended December 31, 2014 was as follows:

Issuer Purchases of Equity Securities (1)
Q1 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1, 2014 to October 31, 2014:
Open Market Purchases	931,832		$101.53	931,832	$301
November 1, 2014 to November 30, 2014:
Open Market Purchases	295,608		$108.11	295,608	$270
Employee Tax Withholdings	16,323	(2)	$112.84	—
December 1, 2014 to December 31, 2014	—		$—	—
Total	1,243,763			1,227,440	$270

(1)In February 2014, the Company's Board of Directors replaced the existing $600 million share repurchase authorization with a new $1.35 billion share repurchase authorization. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. The $270 million represents the remaining amount available to repurchase as of December 31, 2014 under the authorized repurchase program.

(2)Share withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

ITEM 6.  EXHIBITS

(a) Exhibits
10.1
Letter Agreement between Ashland and William A. Wulfsohn, dated November 12, 2014 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on November 17, 2014 (SEC File No. 001-32532) and incorporated herein by reference).

10.2
Form of Inducement Restricted Stock Award Agreement, between William A. Wulfsohn and Ashland (filed as Exhibit 4.3 to Ashland’s Form S-8 filed on December 18, 2014 (SEC File No. 333-201053) and incorporated herein by reference).

10.3*	Form of Chief Executive Officer Change in Control Agreement.

10.4*
Receivables Assignment Agreement, dated as of November 25, 2014, among Ashland Inc., as originator and master servicer, CVG Capital III LLC, Ashland Specialty Ingredients G.P., the Investors, Letter of Credit Issuers, Managing Agent and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors.

10.5*
Sixth Amendment to Transfer and Administration Agreement, dated as of November 25, 2014, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three months ended December 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Balance Sheets at December 31, 2014 and September 30, 2014; (iii) Statements of Consolidated Stockholders’ Equity at December 31, 2014; (iv) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2014 and December 31, 2013; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
January 28, 2015	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Letter Agreement between Ashland and William A. Wulfsohn, dated November 12, 2014 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on November 17, 2014 (SEC File No. 001-32532) and incorporated herein by reference).

10.2
Form of Inducement Restricted Stock Award Agreement, between William A. Wulfsohn and Ashland (filed as Exhibit 4.3 to Ashland’s Form S-8 filed on December 18, 2014 (SEC File No. 333-201053) and incorporated herein by reference).

10.3*	Form of Chief Executive Officer Change in Control Agreement.

10.4*
Receivables Assignment Agreement, dated as of November 25, 2014, among Ashland Inc., as originator and master servicer, CVG Capital III LLC, Ashland Specialty Ingredients G.P., the Investors, Letter of Credit Issuers, Managing Agent and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors.

10.5*
Sixth Amendment to Transfer and Administration Agreement, dated as of November 25, 2014, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and the Bank of Nova Scotia, as Agent for the Investors.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Submitted electronically with this report.