Form 10-Q
period 2015-03-31
ASHLAND INC.
filed 2015-04-30
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At March 31, 2015, there were 67,576,297 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2015	2014	2015	2014
Sales	$1,350	$1,545	$2,741	$2,977
Cost of sales	925	1,168	1,906	2,216
Gross profit	425	377	835	761

Selling, general and administrative expense	203	370	429	605
Research and development expense	25	36	50	63
Equity and other income (loss)	(4)	(35)	6	(14)
Operating income (loss)	193	(64)	362	79

Net interest and other financing expense	40	41	81	83
Net gain (loss) on divestitures	(33)	1	(118)	6
Income (loss) from continuing operations before
income taxes	120	(104)	163	2
Income tax expense (benefit) - Note I	25	(43)	27	(25)
Income (loss) from continuing operations	95	(61)	136	27
Income from discontinued operations (net of tax) - Note C	129	17	121	39
Net income (loss)	$224	$(44)	$257	$66

PER SHARE DATA
Basic earnings per share - Note L
Income (loss) from continuing operations	$1.40	$(0.78)	$1.97	$0.35
Income from discontinued operations	1.90	0.21	1.76	0.50
Net income (loss)	$3.30	$(0.57)	$3.73	$0.85

Diluted earnings per share - Note L
Income (loss) from continuing operations	$1.39	$(0.78)	$1.95	$0.35
Income from discontinued operations	1.87	0.21	1.73	0.49
Net income (loss)	$3.26	$(0.57)	$3.68	$0.84

DIVIDENDS PAID PER COMMON SHARE	$0.34	$0.34	$0.68	$0.68

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$224	$(44)	$257	$66
Other comprehensive income (loss), net of tax - Note M
Unrealized translation gain (loss)	(255)	(25)	(382)	14
Pension and postretirement obligation adjustment	(6)	(5)	(11)	(9)
Other comprehensive income (loss)	(261)	(30)	(393)	5
Comprehensive income (loss)	$(37)	$(74)	$(136)	$71

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30
(In millions - unaudited)	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$911	$1,393
Accounts receivable (a)	1,046	1,202
Inventories - Note F	714	765
Deferred income taxes	121	118
Other assets	110	83
Total current assets	2,902	3,561
Noncurrent assets
Property, plant and equipment
Cost	4,061	4,275
Accumulated depreciation	1,898	1,861
Net property, plant and equipment	2,163	2,414
Goodwill - Note G	2,480	2,643
Intangibles - Note G	1,188	1,309
Restricted investments - Note A	300	—
Asbestos insurance receivable - Note K	193	433
Equity and other unconsolidated investments	69	81
Other assets	501	510
Total noncurrent assets	6,894	7,390
Total assets	$9,796	$10,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note H	$233	$329
Current portion of long-term debt - Note H	9	9
Trade and other payables	500	674
Accrued expenses and other liabilities	508	675
Total current liabilities	1,250	1,687
Noncurrent liabilities
Long-term debt - Note H	2,943	2,942
Employee benefit obligations - Note J	1,415	1,468
Asbestos litigation reserve - Note K	677	701
Deferred income taxes	51	110
Other liabilities	441	460
Total noncurrent liabilities	5,527	5,681
Commitments and contingencies - Note K
Stockholders’ equity	3,019	3,583

Total liabilities and stockholders’ equity	$9,796	$10,951

(a)	Accounts receivable includes an allowance for doubtful accounts of $13 million at March 31, 2015 and September 30, 2014, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	(a)	Total
BALANCE AT SEPTEMBER 30, 2014	$1	$—	$3,475	$107		$3,583
Total comprehensive income (loss)			257	(393)		(136)
Regular dividends, $.68 per common share			(46)			(46)
Common shares issued under stock
incentive and other plans (b)		23	(8)			15
Repurchase of common shares (c)			(397)			(397)
BALANCE AT MARCH 31, 2015	$1	$23	$3,281	$(286)		$3,019

(a)
At March 31, 2015 and September 30, 2014, the after-tax accumulated other comprehensive loss of $286 million and gain of $107 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $48 million and $59 million, respectively, and net unrealized translation loss of $334 million and gain of $48 million, respectively.

(b)
Common shares issued were 359,086 for the six months ended March 31, 2015 and includes the impact of the modification of certain performance shares. See Note N of the Notes to Condensed Consolidated Financial Statements for further information.

(c)	Common shares repurchased were 3,078,136 for the six months ended March 31, 2015. See Note M of the Notes to Condensed Consolidated Financial Statements.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2015	2014
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$257	$66
Income from discontinued operations (net of tax)	(121)	(39)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	170	183
Debt issuance cost amortization	7	7
Purchased in-process research and development impairment	—	9
Deferred income taxes	(13)	(4)
Equity income from affiliates	(7)	(14)
Distributions from equity affiliates	10	6
Stock based compensation expense	15	17
Net loss (gain) on divestitures	118	(6)
Impairment of equity investments	14	46
Losses on pension plan remeasurements	9	105
Change in operating assets and liabilities (a)	(363)	(182)
Total cash flows provided by operating activities from continuing operations	96	194
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(86)	(96)
Proceeds from disposal of property, plant and equipment	1	4
Purchase of operations - net of cash acquired	—	(2)
Proceeds from sale of operations or equity investments	106	6
Funds restricted for specific transactions	(320)	—
Total cash flows used by investing activities from continuing operations	(299)	(88)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Repayment of long-term debt	—	(12)
Proceeds (repayment) from short-term debt	(96)	93
Repurchase of common stock	(397)	—
Cash dividends paid	(46)	(53)
Excess tax benefits related to share-based payments	7	7
Total cash flows provided (used) by financing activities from continuing operations	(532)	35
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(735)	141
Cash provided (used) by discontinued operations
Operating cash flows	277	20
Investing cash flows	10	(15)
Total cash provided by discontinued operations	287	5
Effect of currency exchange rate changes on cash and cash equivalents	(34)	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(482)	145
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,393	346
CASH AND CASH EQUIVALENTS - END OF PERIOD	$911	$491

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Results of operations for the period ended March 31, 2015 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year.
Ashland is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline. On July 31, 2014, Ashland completed the sale of the assets and liabilities of Ashland Water Technologies (Water Technologies). As a result of this sale, all prior period operating results and cash flows related to Water Technologies have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows. In addition to the sale of Water Technologies, Ashland sold certain components remaining in its portfolio of businesses, which includes divesting its Casting Solutions joint venture on June 30, 2014 and the Elastomers division within the Performance Materials reportable segment on December 1, 2014. See Notes B, C, D and O for additional information on this activity and related results as well as Ashland’s current reportable segment results.
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
Restricted investments
On January 13, 2015, Ashland and Hercules entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement). During the March 2015 quarter, Ashland placed $335 million of the settlement funds into a renewable annual trust restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds are presented primarily as noncurrent

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

assets, with $35 million classified within other current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2015, these assets are currently invested in cash equivalents but are expected to be diversified in future periods. See Note K for additional information regarding the January 2015 asbestos insurance settlement.
New accounting standards
A description of new U.S. GAAP accounting standards issued and adopted during the current year is required in interim financial reporting. As of March 31, 2015, no new standards significant to Ashland have been issued since Ashland's most recent Form 10-K filing.  A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The following standards were either adopted in the current period or will become effective in a subsequent period.
In May 2014, the FASB issued accounting guidance outlining a single comprehensive five step model for entities to use in accounting for revenue arising from contracts with customers (ASC 606 Revenue from Contracts with Customers). The new guidance supersedes most current revenue recognition guidance, in an effort to converge the revenue recognition principles within U.S. GAAP. This new guidance also requires entities to disclose certain quantitative and qualitative information regarding the nature, amount, timing and uncertainty of qualifying revenue and cash flows arising from contracts with customers. Entities have the option of using a full retrospective or a modified retrospective approach to adopt the new guidance. Currently, this guidance will become effective for Ashland on October 1, 2017. However, in April 2015 the FASB proposed a one-year deferral of the effective date, which is currently going through the comment period process. Ashland is currently evaluating the new accounting standard and the available implementation options the standard allows as well as the impact this new guidance will have on Ashland's Condensed Consolidated Financial Statements.
In April 2014, the FASB issued accounting guidance amending the requirements for reporting discontinued operations (ASC 205 Presentation of Financial Statements and ASC 360 Property, Plant and Equipment). This guidance limits the requirement for discontinued operations treatment to the disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additionally, this new guidance no longer precludes discontinued operations presentation based on continuing involvement or cash flows following the disposal. Ashland adopted this guidance on October 1, 2014, which is applicable only to divestitures subsequent to the adoption date, and has evaluated each divestiture under this new guidance during the current year.
NOTE B - DIVESTITURES
Valvoline Car Care Products
In April 2015, Ashland entered into a definitive sale agreement to sell Valvoline's car care product assets, including Car Brite™ and Eagle One™ automotive appearance products. The asset values were recorded at $32 million, which primarily included property, plant, and equipment, goodwill and other intangible assets. Ashland recognized a loss of $26 million before tax in the quarter ended March 31, 2015 to recognize the assets at fair value less cost to sell since the assets met the U.S. GAAP held for sale criteria at March 31, 2015. The loss is reported within the net gain (loss) on divestitures caption within the Statements of Consolidated Comprehensive Income.
The sale of Valvoline's car care product assets did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results. Any additional gain or loss recognized as a result of the transaction is expected to be nominal and would be recognized in the period that the transaction closes.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES (continued)

Valvoline Joint Venture
During April 2015, Ashland sold a Valvoline joint venture equity investment in Venezuela. During the current quarter, Ashland recognized a $14 million impairment, for which there was no tax effect, within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.
Ashland’s decision to sell the equity investment and the resulting charge recorded in the current quarter is reflective of the continued devaluation of the Venezuelan currency (bolivar) based on changes to the Venezuelan currency exchange rate mechanisms during the current quarter. In addition, the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar had restricted the joint venture’s ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations and cash flow limitations, combined with other recent Venezuelan regulations and the impact of declining oil prices on the Venezuelan economy, had significantly restricted Ashland’s ability to conduct normal business operations through the joint venture arrangement. Ashland determined this divestiture does not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results, and thus it does not qualify for discontinued operations treatment.
MAP Transaction
As part of the 2005 transfer of Ashland's 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction), Marathon is entitled to the tax deductions for Ashland's future payments of certain contingent liabilities, including asbestos liabilities, related to previously owned businesses of Ashland. Marathon agreed to compensate Ashland for these tax deductions and Ashland established a discounted receivable, which represented the estimated present value of probable recoveries from Marathon for the portion of their future tax deductions. As a result of the January 2015 asbestos insurance settlement, Ashland recorded a $7 million charge within the net gain (loss) on divestitures caption of the Statements of Consolidated Comprehensive Income and accordingly reduced the discounted receivable by the same amount. The total MAP receivable remaining as of March 31, 2015 was $10 million. See Note K for more information related to the January 2015 asbestos insurance settlement.
Elastomers
On October 9, 2014, Ashland entered into a definitive agreement to sell the Elastomers division of the Performance Materials reportable segment, which operated a 250-person manufacturing facility in Port Neches, Texas, to Lion Copolymer Holdings, LLC. The Elastomers division, which primarily served the North American replacement tire market, accounted for approximately 5% of Ashland's 2014 sales of $6.1 billion and 18% of Ashland Performance Materials' $1.6 billion in sales in 2014. The sale was completed on December 1, 2014 in a transaction valued at approximately $120 million which was subject to working capital adjustments. The total post-closing adjusted cash proceeds received before taxes by Ashland during the six months ended March 31, 2015 was $106 million, which includes estimates for working capital adjustments and transaction costs, as defined in the definitive agreement.
Elastomers' net assets as of November 30, 2014 were $191 million which primarily included accounts receivable, inventory, property, plant and equipment, non-deductible goodwill and other intangibles and payables. Since the net proceeds received were less than book value, Ashland recorded a loss of $86 million pre-tax within the net gain (loss) on divestiture caption within the Statements of Consolidated Comprehensive Income during the six months ended March 31, 2015. The related tax effect was a benefit of $28 million included in the income tax expense (benefit) caption within the Statements of Consolidated Comprehensive Income.

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
As a result of the adoption of the new discontinued operations accounting guidance discussed in Note A, Ashland determined that the sale of Elastomers did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results. As such, Elastomers' results were included in the Performance Materials reportable segment results of operations and financial position within the Statements of Consolidated Comprehensive Income and Condensed Consolidated Balance Sheet, respectively, until its December 1, 2014 sale. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Elastomers division are now reported as selling, general and administrative expense within continuing operations on a consolidated basis within the Unallocated and other segment. These costs were $3 million and $4 million during the three and six months ended March 31, 2015, respectively.
Water Technologies
On July 31, 2014, Ashland sold the Water Technologies business to a fund managed by Clayton, Dubilier & Rice (CD&R) in a transaction valued at approximately $1.8 billion. The total post-closing adjusted cash proceeds received by Ashland during 2014, before taxes, was $1.6 billion, which includes estimates for certain working capital and other post-closing adjustments, as defined in the definitive agreement. During the three months ended March 31, 2015, Ashland received approximately $30 million of the $48 million of delayed purchase price funds related to a foreign entity which completed certain regulatory closing requirements during the current quarter. Ashland expects to receive the remainder of these funds in the third quarter of fiscal 2015. Final settlement of working capital and other post-closing adjustments occurred during the three months ended March 31, 2015 resulting in a payment of approximately $20 million to CD&R.
Since this transaction signified Ashland’s exit from the Water Technologies business, Ashland has classified Water Technologies’ results of operations and cash flows within the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows as discontinued operations for all periods presented. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Water Technologies reportable segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $9 million and $18 million during the three and six months ended March 31, 2014, respectively.
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
Ashland provides certain transition services to CD&R for a fee. During the three and six months ended March 31, 2015, Ashland recognized transition service fees of $8 million and $18 million, respectively, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. While the transition services vary in duration depending upon the type of service provided, Ashland will continue to reduce costs as the transition services are completed. See Note C for further information on the results of operations of Water Technologies for all periods presented.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES (continued)

Casting Solutions joint venture
During 2014, Ashland, in conjunction with its partner, initiated a process to sell the ASK Chemicals GmbH (ASK) joint venture, in which Ashland had 50% ownership. As part of the sale process, Ashland determined that the fair value of its investment in the ASK joint venture was less than the carrying value and that an other than temporary impairment had occurred. As a result, Ashland recognized an impairment of $46 million related to its investment in the ASK joint venture during the three and six months ended March 31, 2014. The charge was recognized within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.
On June 30, 2014, Ashland, in conjunction with its partner, sold the ASK joint venture to investment funds affiliated with Rhône Capital, LLC (Rhône), a London and New York-based private equity investment firm. From the sale, total pre-tax proceeds to the sellers, which were split evenly between Ashland and its partner under the terms of the 50/50 joint venture, were $205 million, which included $176 million in cash and a $29 million note from Rhône due in calendar year 2022.
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
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, which qualified as a discontinued operation, and from the 2009 acquisition of Hercules, a wholly-owned subsidiary of Ashland.  Adjustments to the recorded litigation reserves and related insurance receivables are recorded within discontinued operations. During the three and six months ended March 31, 2015, Ashland recorded an after-tax gain of $120 million within discontinued operations due to the January 2015 asbestos insurance settlement.  See Note K for more information related to the adjustments on asbestos liabilities and receivables.
As previously described in Note B, on July 31, 2014, Ashland completed the sale of the Water Technologies business to CD&R. Sales for the three and six months ended March 31, 2014 were $431 million and $867 million, respectively. The results of operations for the three and six months ended March 31, 2014 are included in the table below. Ashland has made post-closing adjustments, including the pension plan remeasurement discussed in Note J, as defined by the definitive agreement during the three and six months ended March 31, 2015.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three and six months ended March 31, 2015 and 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DISCONTINUED OPERATIONS (continued)

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2015	2014	2015	2014
Income (loss) from discontinued operations (net of tax)
Asbestos-related litigation	$122	$—	$120	$(1)
Water Technologies (a)	—	17	(2)	40
Gain on disposal of discontinued operations (net of tax)
Water Technologies	7	—	3	—
Total income from discontinued operations (net of tax)	$129	$17	$121	$39

(a)	For the three and six months ended March 31, 2014, pretax operating income recorded for Water Technologies was $19 million and $55 million, respectively.
NOTE D – RESTRUCTURING ACTIVITIES
Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
During 2014, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland announced a voluntary severance offer (VSO) to certain U.S. employees. Approximately 400 employees were formally approved for the VSO. Additionally, during 2014, an involuntary program for employees was also initiated as part of the global restructuring program. Substantially all payments related to the VSO and involuntary programs will be paid by the end of fiscal 2015. The VSO and involuntary programs resulted in $75 million of expense being recognized during the three and six months ended March 31, 2014, $13 million within the cost of sales caption and $62 million within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. In addition, the employee reductions resulted in a pension curtailment being recorded during the prior year quarter. See Note J for further information. As of March 31, 2015 and September 30, 2014, the remaining restructuring reserve for this global restructuring program was $14 million and $53 million, respectively.
As of March 31, 2015 and September 30, 2014, the remaining $2 million and $3 million, respectively, in restructuring reserves for other previously announced programs principally consisted of expected future severance payments for programs implemented during 2011.
During the March 2014 quarter, Ashland incurred an additional $3 million lease abandonment charge related to its exit from an office facility that was obtained as part of the Hercules acquisition. The costs related to the reserve will be paid over the remaining lease term through May 2016. As of March 31, 2015 and September 30, 2014, the remaining restructuring reserve for all qualifying facility costs totaled $7 million and $9 million, respectively.
The following table summarizes the related activity in these reserves for the six months ended March 31, 2015 and 2014.  The severance reserves are included in accrued expenses and other liabilities while facility costs reserves are primarily within other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – RESTRUCTURING ACTIVITIES (continued)

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2014	$56	$9	$65
Reserve adjustments	(2)	—	(2)
Utilization (cash paid or otherwise settled)	(38)	(2)	(40)
Balance at March 31, 2015	$16	$7	$23

Balance as of September 30, 2013	$17	$8	$25
Restructuring reserve	75	3	78
Utilization (cash paid or otherwise settled)	(10)	(1)	(11)
Balance at March 31, 2014	$82	$10	$92
Specialty Ingredients Restructuring
During the March 2015 quarter, Specialty Ingredients committed to a restructuring plan within an existing manufacturing facility. As a result, during the current quarter, restructuring charges of $18 million were recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income. The restructuring plan is expected to be implemented during fiscal 2015 and completed during fiscal 2016.
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
For assets that are measured using quoted prices in active markets (Level 1), the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs (Level 2) are primarily valued by reference to quoted prices of similar assets or liabilities in active markets (market approach), adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which unobservable inputs are used (Level 3), fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models that Ashland deems reasonable. During the March 2015 quarter, Ashland recorded two impairments which represent nonrecurring fair value measurements relating to Valvoline assets using observable inputs considered Level 2 fair values within the fair value hierarchy.
The following table summarizes financial instruments subject to recurring fair value measurements as of March 31, 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$911	$911	$911	$—	$—
Restricted investments (a)	335	335	335	—	—
Deferred compensation investments (b)	187	187	43	144	—
Investments of captive insurance company (b)	3	3	3	—	—
Foreign currency derivatives	15	15	—	15	—
Total assets at fair value	$1,451	$1,451	$1,292	$159	$—

Liabilities
Foreign currency derivatives	$13	$13	$—	$13	$—

(a)	Included in restricted investments and $35 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2014.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,393	$1,393	$1,393	$—	$—
Deferred compensation investments (a)	184	184	45	139	—
Investments of captive insurance company (a)	3	3	3	—	—
Foreign currency derivatives	11	11	—	11	—
Total assets at fair value	$1,591	$1,591	$1,441	$150	$—

Liabilities
Foreign currency derivatives	$9	$9	$—	$9	$—

(a)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three and six months ended March 31, 2015 and 2014 within the Statements of Consolidated Comprehensive Income.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2015	2014	2015	2014
Foreign currency derivative gain (loss)	$(12)	$2	$(16)	$5
The following table summarizes the fair values of the outstanding foreign currency derivatives as of March 31, 2015 and September 30, 2014 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2015	2014
Foreign currency derivative assets	$6	$2
Notional contract values	183	88

Foreign currency derivative liabilities	$9	$4
Notional contract values	341	281
Net investment hedges
During 2014, Ashland entered into foreign currency contracts in order to manage the foreign currency exposure of the net investment in certain foreign operations, as a result of certain proceeds from the sale of Water Technologies being received in non-U.S. denominated currencies. During the six months ended March 31, 2015, these foreign currency contracts were settled and Ashland entered into new foreign currency contracts. Ashland designated the foreign currency contracts as hedges of net investment in its foreign subsidiaries. As a result, Ashland records these hedges at fair value using forward rates, with the effective portion of the gain or loss reported as a component of the cumulative translation adjustment within accumulated other comprehensive income (AOCI) and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income. There was no hedge ineffectiveness with these instruments during the three and six months ended March 31, 2015.
As of March 31, 2015 and September 30, 2014, the total notional value of foreign currency contracts equaled $190 million and $206 million, respectively. The fair value of Ashland's net investment hedge assets and liabilities are calculated using forward rates. Accordingly, these instruments are deemed to be Level 2 measurements within the fair value hierarchy. Counterparties to these net investment hedges are highly rated financial institutions which Ashland believes carry only a nominal risk of nonperformance. The following table summarizes the fair value of the outstanding net investment hedge instruments as of March 31, 2015 and September 30, 2014.

		March 31	September 30
(In millions)	Consolidated balance sheet caption	2015	2014
Net investment hedge assets	Accounts receivable	$9	$9
Net investment hedge liabilities	Accrued expenses and other liabilities	4	5

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the unrealized gain on the net investment hedge instruments recognized within the cumulative translation adjustment within AOCI during the three and six months ended March 31, 2015. No portion of the gain was reclassified to income during the quarter.

	Three months ended	Six months ended
	March 31	March 31
(In millions)	2015	2015
Change in unrealized gain in AOCI	$5	$5
Tax impact of change in unrealized gain in AOCI	(3)	(4)
Other financial instruments
At March 31, 2015 and September 30, 2014, Ashland’s long-term debt had a carrying value of $2,952 million and $2,951 million, respectively, compared to a fair value of $3,179 million and $3,102 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE F – INVENTORIES
Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2015	2014
Finished products	$545	$557
Raw materials, supplies and work in process	212	239
LIFO reserve	(43)	(31)
	$714	$765
NOTE G – GOODWILL AND OTHER INTANGIBLES
Goodwill
Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  For its July 1, 2014 assessment, Ashland determined that its reporting units for allocation of goodwill included the Specialty Ingredients and Valvoline reportable segments, and the Composites, Intermediates/Solvents, and Elastomers reporting units within the Performance Materials reportable segment, and determined at that time that no impairment existed. As discussed in Note B, Ashland sold the Elastomers division on December 1, 2014 and as a result, Elastomers is no longer a reporting unit as of March 31, 2015.
The following is a progression of goodwill by reportable segment for the six months ended March 31, 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

	Specialty	Performance
(In millions)	Ingredients	Materials	(a)	Valvoline	Total
Balance at September 30, 2014	$2,129	$346		$168	$2,643
Divestiture (b)	—	(10)		(1)	(11)
Currency translation adjustment	(136)	(16)		—	(152)
Balance at March 31, 2015	$1,993	$320		$167	$2,480

(a)	As of March 31, 2015, goodwill consisted of $172 million for the Intermediates/Solvents reporting unit and $148 million for the Composites reporting unit.

(b)	Divestiture caption represents the amounts of goodwill for the sale of Elastomers and Valvoline car care products. See Note B for additional information.
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
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $322 million as of March 31, 2015 and September 30, 2014. During the three and six months ended March 31, 2014, Ashland incurred a $9 million impairment related to certain IPR&D assets associated with the acquisition of International Specialty Products Inc. (ISP). This charge was included in the research and development expense caption of the Statements of Consolidated Comprehensive Income. Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of March 31, 2015 and September 30, 2014.

	March 31, 2015
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names (a) (b)	$59	$(43)	$16
Intellectual property (a)	809	(244)	565
Customer relationships (b)	418	(133)	285
Total definite-lived intangible assets	1,286	(420)	866

Indefinite-lived intangible assets
IPR&D	19	—	19
Trademarks and trade names	303	—	303
Total intangible assets	$1,608	$(420)	$1,188

(a)	Elastomers had a gross carrying amount for trademarks/trade names and intellectual property of $6 million and $18 million, respectively, with $5 million of accumulated amortization for each caption.

(b)
Valvoline car care products intangibles were included in the loss to recognize the fair value of assets less cost of sale during the March 2015 quarter. These intangibles included trademarks/trade names and customer relationships with gross carrying amounts of $7 million and $1 million, respectively, with $3 million and $1 million, respectively, of accumulated amortization. See Note B for additional information.

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
Amortization expense recognized on intangible assets was $20 million and $22 million for the three months ended March 31, 2015 and 2014, respectively, and $41 million and $44 million for the six months ended March 31, 2015 and 2014, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Estimated amortization expense for future periods is $80 million in 2015 (includes six months actual and six months estimated), $78 million in 2016, $78 million in 2017, $77 million in 2018 and $74 million in 2019.
NOTE H – DEBT
The following table summarizes Ashland’s current and long-term debt as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2015	2014
4.750% notes, due 2022	$1,120	$1,120
3.875% notes, due 2018	700	700
3.000% notes, due 2016	600	600
6.875% notes, due 2043	376	376
Accounts receivable securitization (a)	165	255
6.50% junior subordinated notes, due 2029	135	134
Revolving credit facility	40	45
Other international loans, interest at a weighted-
average rate of 6.7% at March 31, 2015 (5.9% to 10.0%)	28	29
Medium-term notes, due 2015-2019, interest at a weighted-
average rate of 8.7% at March 31, 2015 (8.4% to 9.4%)	14	14
Other	7	7
Total debt	3,185	3,280
Short-term debt	(233)	(329)
Current portion of long-term debt	(9)	(9)
Long-term debt (less current portion)	$2,943	$2,942

(a)	During the December 2014 quarter, the potential funding for qualified receivables was reduced from $275 million to $250 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

The scheduled aggregate maturities of debt by year are as follows: $194 million remaining in 2015, $608 million in 2016, none in 2017, $740 million in 2018 and $5 million in 2019.  The borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2013 Senior Credit Facility) was $1,088 million, due to an outstanding balance of $40 million, as well as a reduction of $72 million for letters of credit outstanding at March 31, 2015. Ashland's total borrowing capacity at March 31, 2015 was $1,156 million, which includes $68 million from the accounts receivable securitization facility.
Covenant restrictions
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of March 31, 2015, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility during its entire duration is 3.25.  At March 31, 2015, Ashland’s calculation of the consolidated leverage ratio was 2.2, which is below the maximum consolidated leverage ratio of 3.25.
The minimum required consolidated interest coverage ratio under the 2013 Senior Credit Facility during its entire duration is 3.0.  At March 31, 2015, Ashland’s calculation of the interest coverage ratio was 6.9, which exceeds the minimum required consolidated ratio of 3.0.
NOTE I – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2015 is 24%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 21% for the three months ended March 31, 2015 and includes $15 million of discrete tax benefits on pretax charges of $58 million, primarily related to the loss of the Valvoline car care product assets, restructuring charges relating to a manufacturing facility, impairment of the Valvoline joint venture equity investment within Venezuela, the loss on the pension plan remeasurement, and MAP Transaction receivable adjustment related to the January 2015 asbestos insurance settlement. These charges are partially offset by the non taxable benefit of recording a $16 million tax indemnity from a third party. In addition, the tax rate was impacted by net favorable items of $4 million, primarily related to release of a valuation reserve on certain deferred taxes.
The overall effective tax rate of 17% for the six months ended March 31, 2015 includes certain discrete items such as the current quarter discrete items discussed previously, as well as $31 million discrete tax benefits on pretax charges of $93 million, primarily related to the sale of the Elastomers division.
Prior fiscal year
Ashland’s annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2014 was 21%. The overall effective tax rate was 41% for the three months ended March 31, 2014 and includes $80 million of discrete tax benefits recorded to the quarter on pretax charges of $247 million related to pension charges, global restructuring program costs and impairments related to the investment in the ASK joint venture and certain IPR&D assets. In addition, the rate was impacted by net charges for discrete items of $7 million, which consisted of $15 million in a foreign income tax rate change

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES (continued)

and other divestiture-related deferred tax adjustments, partially offset by $8 million for the reversal of unrecognized tax benefits.
The overall effective tax rate of negative 1,250% for the six months ended March 31, 2014 includes certain discrete items such as the current quarter discrete items discussed previously, as well as a net benefit for discrete items of $5 million primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2015.

(In millions)
Balance at October 1, 2014	$155
Increases related to positions taken on items from prior years	5
Decreases related to positions taken on items from prior years (a)	(15)
Increases related to positions taken in the current year	11
Lapse of the statute of limitations	(1)
Settlement of uncertain tax positions with tax authorities	(8)
Balance at March 31, 2015	$147

(a)	Includes $4 million of currency translation adjustment.
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $10 million for continuing operations and $8 million for discontinued operations related primarily to audit settlements and statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.
As of March 31, 2015, Ashland has recorded valuation allowances related to state net operating loss carry forwards and other state deferred tax asset balances. Ashland will continue to assess, based upon all available evidence both positive and negative, whether the valuation allowances are supportable and it is possible that an amount equal to $20 million to $30 million could be reversed in fiscal year 2015.
Other matters
During the March 2015 quarter, Ashland received funds as a result of a tax indemnity settlement. As a result, Ashland recognized $16 million of income during the three months ended March 31, 2015 within selling, general and administrative expenses in the Statements of Consolidated Comprehensive Income.
NOTE J – EMPLOYEE BENEFIT PLANS
For the six months ended March 31, 2015, Ashland contributed $19 million to its U.S. pension plans and $10 million to its non-U.S. pension plans.  Ashland expects to make additional contributions to the U.S. plans of approximately $63 million and to the non-U.S. plans of approximately $6 million during the remainder of 2015.
During the three and six months ended March 31, 2015, Ashland was required to remeasure a non-U.S. pension plan due to the exit of Water Technologies' employees from the plan. As a result of the remeasurement, Ashland recognized a curtailment gain of $7 million and actuarial loss of $11 million during the three and six months

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

ended March 31, 2015. Of these amounts, all of the curtailment gain and $2 million of the actuarial loss were attributable to the Water Technologies business and therefore included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2015.
During 2014, due to the global restructuring plan, Ashland was required to remeasure certain pension plan obligations, which included updating assumptions related to these plans such as the discount rate, asset values and demographic data. As a result of the remeasurement, Ashland recognized a curtailment loss of $7 million and actuarial loss of $83 million during the three and six months ended March 31, 2014. In accordance with U.S. GAAP, $14 million of the actuarial loss was attributable to the Water Technologies business and included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2014.
Also during 2014, Ashland settled a non-U.S. pension plan, which in accordance with U.S. GAAP required the plan to be remeasured. The remeasurement resulted in Ashland recognizing a settlement loss of $21 million and an actuarial loss of $13 million during the three and six months ended March 31, 2014. Of these amounts, $3 million of the settlement loss and $2 million of the actuarial loss were attributable to the Water Technologies business and therefore included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2014.
For segment reporting purposes, service cost for continuing operations is proportionately allocated to each segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment. In accordance with U.S. GAAP, during 2014, a portion of the other components of pension and other postretirement benefit costs (i.e. interest cost, expected return on assets, and amortization of prior service credit) related to Water Technologies was reclassified from the Unallocated and other segment to the discontinued operations caption of the Statements of Consolidated Comprehensive Income. For the three and six months ended March 31, 2014, income of $2 million and $4 million, respectively, was classified within discontinued operations.
The following table details the components of pension and other postretirement benefit costs for both continuing and discontinued operations.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension benefits		benefits
(In millions)	2015	2014	2015	2014
Three months ended March 31
Service cost (a)	$6	$10	$—	$—
Interest cost	44	50	2	2
Expected return on plan assets	(55)	(60)	—	—
Amortization of prior service credit	(1)	(1)	(4)	(5)
Curtailment, settlement and other	(7)	28	—	—
Actuarial loss	11	96	—	—
	$(2)	$123	$(2)	$(3)

Six months ended March 31
Service cost	$13	$21	$1	$1
Interest cost	88	99	3	4
Expected return on plan assets	(109)	(119)	—	—
Amortization of prior service credit	(1)	(1)	(8)	(11)
Curtailment, settlement and other	(7)	28	—	—
Actuarial loss	11	96	—	—
	$(5)	$124	$(4)	$(6)

(a)	Service cost and net pension benefit costs of $0 denote values less than $1 million.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Six months ended
	March 31		Years ended September 30
(In thousands)	2015	2014	2014	2013	2012
Open claims - beginning of period	65	65	65	66	72
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(1)	—	(1)	(2)	(7)
Open claims - end of period	65	66	65	65	66
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2014 quarter, it was determined that the liability for asbestos claims should be increased by $4 million.  Total reserves for asbestos claims were $422 million at March 31, 2015 compared to $438 million at September 30, 2014.
A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2015	2014	2014	2013	2012
Asbestos reserve - beginning of period	$438	$463	$463	$522	$543
Reserve adjustment	—	—	4	(28)	11
Amounts paid	(16)	(16)	(29)	(31)	(32)
Asbestos reserve - end of period	$422	$447	$438	$463	$522
Ashland asbestos-related receivables
Ashland has insurance coverage for certain litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide most of the coverage currently being accessed.
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Substantially all of the estimated receivables from insurance companies are expected to be due from domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of B+ or higher as of March 31, 2015.  The remainder of the insurance receivable is due from London insurance companies, which generally have lower credit quality ratings.
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
On January 13, 2015, Ashland and Hercules entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million. In exchange, all claims were released against these entities for past, present and future coverage obligations arising out of the asbestos coverage-in-place agreements that were the subject of the pending arbitration proceedings. In addition, as part of this settlement, Ashland and Hercules released all claims against National Indemnity and Resolute Management, Inc. in the Kentucky state court action. As a result, the arbitration proceedings and the Kentucky state court action have been terminated.
As a result of this settlement, Ashland recorded an after-tax gain of $120 million within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during the three months ended March 31, 2015. The Ashland insurance receivable balance was also reduced as a result of this settlement by $227 million within the Condensed Consolidated Balance Sheets.
In addition, Ashland placed $335 million of the settlement funds received into a renewable annual trust restricted for the purpose of paying for ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims.
At March 31, 2015, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $162 million, of which $18 million relates to costs previously paid.  Receivables from insurers amounted to $402 million at September 30, 2014.  During the June 2014 quarter, the annual update of the model used for purposes of valuing the asbestos reserve described above, and its impact on valuation of future recoveries from insurers, was updated.  This model update resulted in a $7 million increase in the receivable for probable insurance recoveries. In 2014, subsequent to the model update, a $15 million increase to the receivable was recorded to reflect a change to certain model assumptions related to the timing of receipts.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2015	2014	2014	2013	2012
Insurance receivable - beginning of period	$402	$408	$408	$423	$431
Receivable adjustment	—	—	22	(3)	19
Insurance settlement	(227)	—	—	—	—
Amounts collected	(13)	(5)	(28)	(12)	(27)
Insurance receivable - end of period	$162	$403	$402	$408	$423
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Six months ended
	March 31		Years ended September 30
(In thousands)	2015	2014	2014	2013	2012
Open claims - beginning of period	21	21	21	21	21
New claims filed	1	—	1	1	1
Claims dismissed	(1)	—	(1)	(1)	(1)
Open claims - end of period	21	21	21	21	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2014 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $10 million.  Total reserves for asbestos claims were $320 million at March 31, 2015 compared to $329 million at September 30, 2014.
A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2015	2014	2014	2013	2012
Asbestos reserve - beginning of period	$329	$342	$342	$320	$311
Reserve adjustment	—	—	10	46	30
Amounts paid	(9)	(11)	(23)	(24)	(21)
Asbestos reserve - end of period	$320	$331	$329	$342	$320
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursement obligations pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers. Of the insurance companies rated by A. M. Best, all have a credit rating of A+ or higher as of March 31, 2015.
As of March 31, 2015 and September 30, 2014, the receivables from insurers amounted to $55 million and $77 million, respectively. During the June 2014 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update caused a $3 million increase in the receivable for probable insurance recoveries.
As a result of the January 2015 asbestos insurance settlement previously described, Hercules has resolved all disputes with Chartis (AIG) member companies under their existing coverage-in-place agreement for past, present and future Hercules asbestos claims. As a result, during the March 2015 quarter, a $22 million reduction in the insurance receivable balance within the Condensed Consolidated Balance Sheets was recorded.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2015	2014	2014	2013	2012
Insurance receivable - beginning of period	$77	$75	$75	$56	$48
Receivable adjustment	—	—	3	19	9
Insurance settlement	(22)	—	—	—	—
Amounts collected	—	(1)	(1)	—	(1)
Insurance receivable - end of period	$55	$74	$77	$75	$56
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
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2015, such locations included 82 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 139 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC (MAP) in 2005) and about 1,225 service station properties, of which 82 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $190 million at March 31, 2015 compared to $197 million at September 30, 2014, of which $151 million at March 31, 2015 and $158 million at September 30, 2014 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the six months ended March 31, 2015 and 2014.

	Six months ended
	March 31
(In millions)	2015	2014
Reserve - beginning of period	$197	$211
Disbursements	(22)	(20)
Revised obligation estimates and accretion	15	11
Reserve - end of period	$190	$202
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At March 31, 2015 and September 30, 2014, Ashland’s recorded receivable for these probable insurance recoveries was $24 million which were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three and six months ended March 31, 2015 and 2014.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2015	2014	2015	2014
Environmental expense	$9	$5	$14	$9
Accretion	—	1	1	2
Legal expense	2	2	3	2
Total expense	11	8	18	13

Insurance receivable	(1)	(1)	(1)	(2)
Total expense, net of receivable activity (a)	$10	$7	$17	$11

(a)
Net expense of $2 million for the three and six months ended March 31, 2015 and $1 million for the six months ended March 31, 2014 relates to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland.  These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

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
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2015 and September 30, 2014.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2015.
NOTE L – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock appreciation rights (SARs) and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income (loss) from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.6 million at March 31, 2015 and 2014.  Earnings per share is reported under the treasury stock method.

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2015	2014	2015	2014
Numerator
Numerator for basic and diluted EPS – Income
(loss) from continuing operations	$95	$(61)	$136	$27
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	68	78	69	78
Share-based awards convertible to common shares (a)	1	—	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	69	78	70	79

EPS from continuing operations
Basic	$1.40	$(0.78)	$1.97	$0.35
Diluted	1.39	(0.78)	1.95	0.35

(a)
As a result of the loss from continuing operations during the three months ended March 31, 2014, the effect of the share-based awards convertible to common shares would be antidilutive. As such, they were excluded from the diluted EPS calculation.

NOTE M – STOCKHOLDERS’ EQUITY ITEMS
Stock repurchase programs
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. Under the program, Ashland’s common shares may be repurchased in open market

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCKHOLDERS' EQUITY ITEMS (continued)

transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This repurchase program will expire on December 31, 2015.
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization that will expire on December 31, 2017.
The following stock repurchase agreements were entered into as part of the $1.35 billion common stock repurchase program.
Accelerated share repurchase agreements
Ashland announced in the September 2014 quarter that it had entered into accelerated share repurchase agreements (2014 ASR Agreements) with Deutsche Bank AG, London Branch (Deutsche Bank) and JPMorgan Chase Bank, N.A. (JPMorgan) to repurchase an aggregate of $750 million of Ashland's common stock. Under the 2014 ASR Agreements, Ashland paid an initial purchase price of $750 million, split evenly between the financial institutions. As of September 30, 2014, Ashland received an initial delivery of approximately 5.9 million shares of common stock under the 2014 ASR Agreements. The 2014 ASR Agreements have a variable maturity, at the financial institutions option, with a scheduled termination date of no later than June 30, 2015. No shares were received during the three and six months ended March 31, 2015 under the 2014 ASR Agreements.
During the three months ended March 31, 2015, Ashland announced that it entered into accelerated share repurchase agreements (2015 ASR Agreements) with Deutsche Bank and JPMorgan to repurchase an aggregate of $270 million of Ashland's common stock. Under the 2015 ASR Agreements, Ashland paid an initial purchase price of $270 million, split evenly between the financial institutions. As of March 31, 2015, Ashland received an initial delivery of approximately 1.9 million shares of common stock under the 2015 ASR Agreements. The 2015 ASR Agreements have a variable maturity, at the financial institutions option, with a scheduled termination date of no later than July 31, 2015.
Additional stock repurchase agreements
Ashland entered into and completed a $125 million prepaid variable share repurchase agreement during 2014. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $105.22 per share. Ashland received 0.8 million shares and $45 million in cash for the unused portion of the $125 million prepayment, for a net cash outlay of $80 million.
Ashland announced in the September 30, 2014 quarter that it had entered into an agreement with each of Deutsche Bank Securities Inc. and JPMorgan to repurchase an aggregate of $250 million of Ashland's common stock. Under the terms of the agreement, the financial institutions purchased a pre-determined number of shares on various trading days dependent upon Ashland's prevailing stock price on that date. During fiscal 2014, Ashland received 1.2 million shares of common stock for a total cost of $124 million. During the six months ended March 31, 2015, Ashland completed these agreements, receiving an additional 1.2 million shares of common stock for a total cost of $127 million. The settlement price, which represents the average amount spent after commissions over the common shares repurchased throughout the program, was $104.51 per share. In total, Ashland paid $250 million and received 2.4 million shares of common stock under the agreements.
Stockholder dividends
During the three months ended March 31, 2015, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. The same amount was paid for quarterly dividends in the December 2014 quarter as well as each quarter of fiscal 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCKHOLDERS' EQUITY ITEMS (continued)

Accumulated other comprehensive income
Components of other comprehensive income recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

	2015			2014
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation loss	$(256)	$1	$(255)	$(24)	$(1)	$(25)
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (loss) (a)	(8)	2	(6)	(6)	1	(5)
Total other comprehensive loss	$(264)	$3	$(261)	$(30)	$—	$(30)

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(382)	$—	$(382)	$15	$(1)	$14
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(12)	1	(11)	(12)	3	(9)
Total other comprehensive income (loss)	$(394)	$1	$(393)	$3	$2	$5

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

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2015	2014	2015	2014
Cost of sales	$(2)	$(2)	$(3)	$(3)
Selling, general and administrative expense	(3)	(3)	(6)	(7)
Discontinued operations	(3)	(1)	(3)	(2)
Total amortization of unrecognized prior service credits	$(8)	$(6)	$(12)	$(12)
NOTE N – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

expense for the grant date fair value of stock-based awards over the applicable vesting period within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Stock-based compensation expense was $8 million and $9 million for the three months ended March 31, 2015 and 2014, respectively. For the six months ended March 31, 2015 and 2014, stock-based compensation expense was $23 million and $17 million, respectively. The six months ended March 31, 2015 included a $7 million award modification within performance shares that was designated as a cash item and $1 million of expense related to cash-settled restricted stock awards.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted for the three months ended March 31, 2015 were 0.05 million, while no SARS were granted for the three months ended March 31, 2014. SARs granted for the six months ended March 31, 2015 and 2014 were 0.3 million and 0.4 million, respectively. As of March 31, 2015, there was $14 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares.  Dividends on nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Nonvested stock awards granted were 62,850 and 167,600 for the three and six months ended March 31, 2015, respectively, and 133,300 were granted for the six months ended March 31, 2014. No nonvested stock awards were granted for the three months ended March 31, 2014. As of March 31, 2015, there was $22 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.8 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the three months ended March 31, 2015 were 21,150. Performance shares/units granted for the six months ended March 31, 2015 and 2014 were 0.1 million. No performance shares/units were granted for the three months ended March 31, 2014. As of March 31, 2015, there was $11 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.1 years.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

During the December 2014 quarter, Ashland modified certain awards of its performance shares. The awards were modified to provide that the instruments be paid in cash instead of stock. This change in payment designation caused Ashland to recognize $7 million in incremental stock-based compensation expense related to this award modification during the six months ended March 31, 2015.
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
Subsequent to the March 2015 quarter, Ashland entered into a definitive agreement to sell its Valvoline car care product assets, including Car Brite™ and Eagle One™ automotive appearance products, and sold its joint venture equity investment within Venezuela.

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
The following table presents various financial information for each reportable segment, reflective of the 2014 business realignment, for the three and six months ended March 31, 2015 and 2014.  As part of this realignment, historical financial results for both the Specialty Ingredients and Performance Materials reportable segments have been revised to account for this new alignment.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2015	2014	2015	2014
SALES
Specialty Ingredients	$583	$629	$1,144	$1,209
Performance Materials	286	413	623	779
Valvoline	481	503	974	989
	$1,350	$1,545	$2,741	$2,977
OPERATING INCOME (LOSS)
Specialty Ingredients	$65	$61	$125	$113
Performance Materials	30	(35)	55	(22)
Valvoline	82	81	165	156
Unallocated and other (a)	16	(171)	17	(168)
	$193	$(64)	$362	$79

(a)
As a result of the sale of Water Technologies on July 31, 2014, Unallocated and other is impacted by certain items related to discontinued operations accounting. For the three and six months ended March 31, 2014, Unallocated and other includes $9 million and $18 million, respectively, of costs previously charged to the Water Technologies business for primarily indirect corporate cost allocations that U.S. GAAP provisions require to be included within continuing operations.

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
Ashland’s sales generated outside of North America were 47% and 48% for the six months ended March 31, 2015 and 2014, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2015	2014	2015	2014
North America (a)	52%	52%	53%	52%
Europe	25%	26%	24%	25%
Asia Pacific	16%	16%	16%	16%
Latin America & other	7%	6%	7%	7%
	100%	100%	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Reportable segments
Ashland’s reporting structure is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline.  For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 45.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Reportable Segment	2015	2014	2015	2014
Specialty Ingredients	43%	41%	42%	41%
Performance Materials	21%	26%	23%	26%
Valvoline	36%	33%	35%	33%
	100%	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
The following recent transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Global restructuring
During 2014, in conjunction with the divestitures of Water Technologies and Castings Solutions joint venture, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland announced a voluntary severance offer (VSO) to certain U.S. employees. Approximately 400 employees were formally approved for the VSO. Additionally, during 2014, an involuntary program for employees was also initiated as part of the global restructuring program. The VSO and involuntary programs resulted in expense of $95 million being recognized during 2014.
The global restructuring program is expected to improve operational performance while recognizing significant annualized cost savings. Ashland’s global restructuring program, which targeted $200 million in annualized run-rate cost savings, was substantially completed by the end of the current quarter. See Note D of the Notes to Condensed Consolidated Financial Statements for further information.
Stock repurchase programs
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. Under this program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. Since this authorization, the following summarizes stock repurchase agreements that have been entered into as part of the $1.35 billion common stock repurchase program.

•	In July 2014, completed a prepaid variable share repurchase agreement for $80 million and received 0.8 million shares.

•	In August 2014, entered into $750 million accelerated share repurchase agreements that will expire on June 30, 2015 and to date have received 5.9 million shares.

•	In August 2014, entered into $250 million share repurchase agreements that were completed during the December 2014 quarter and received 2.4 million shares.

•	In January 2015, entered into $270 million accelerated share repurchase agreements that will expire on July 31, 2015 and to date have received 1.9 million shares.
In total, Ashland has committed to spend $1.35 billion in stock repurchase programs and has received approximately 11 million shares of common stock to date.
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization that will expire on December 31, 2017.
Divestitures
Valvoline Car Care Products
In April 2015, Ashland entered into a definitive sale agreement to sell Valvoline's car care product assets, including Car Brite™ and Eagle One™ automotive appearance products. The asset values were recorded at $32 million, which primarily included property, plant, and equipment, goodwill and other intangible assets. Ashland recognized a loss of $26 million before tax in the quarter ended March 31, 2015 to recognize the assets at fair value less cost to sell. The loss is reported within the net gain (loss) on divestitures caption within the Statements of Consolidated Comprehensive Income.
The sale of Valvoline's car care product assets did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

results. Any additional gain or loss recognized as a result of the transaction is expected to be nominal and would be recognized in the period that the transaction closes.
Valvoline Joint Venture
During April 2015, Ashland sold a Valvoline joint venture equity investment in Venezuela. During the current quarter, Ashland recognized a $14 million impairment, for which there was no tax effect, within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.
Ashland’s decision to sell the equity investment and the resulting charge recorded in the current quarter is reflective of the continued devaluation of the Venezuelan currency (bolivar) based on changes to the Venezuelan currency exchange rate mechanisms during the current quarter. In addition, the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar had restricted the joint venture’s ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations and cash flow limitations, combined with other recent Venezuelan regulations and the impact of declining oil prices on the Venezuelan economy, had significantly restricted Ashland’s ability to conduct normal business operations through the joint venture arrangement. Ashland determined this divestiture does not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results, and thus it does not qualify for discontinued operations treatment.
Elastomers
On October 9, 2014, Ashland entered into a definitive agreement to sell the Elastomers division of the Performance Materials reportable segment, which operates a 250-person manufacturing facility in Port Neches, Texas, to Lion Copolymer Holdings, LLC. The Elastomers division, which primarily serves the North American replacement tire market, accounted for approximately 5% of Ashland's 2014 sales of $6.1 billion and 18% of Ashland Performance Materials' $1.6 billion in sales in 2014. The sale was completed on December 1, 2014 in a transaction valued at approximately $120 million which was subject to working capital adjustments. The total post-closing adjusted cash proceeds received before taxes by Ashland during the current period was $106 million, which includes estimates for working capital adjustments and transaction costs, as defined in the definitive agreement.
Elastomers' net assets as of November 30, 2014 were $191 million which primarily included accounts receivable, inventory, property, plant and equipment, non-deductible goodwill and other intangibles and payables. Since the net proceeds received were less than book value, Ashland recorded a loss of $86 million pre-tax within the net gain (loss) on divestiture caption within the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2015. The related tax effect was a benefit of $28 million included in the income tax expense caption within the Statements of Consolidated Comprehensive Income.
As part of this definitive agreement, Ashland will provide certain transition services to Lion Copolymer Holdings, LLC for a fee. While the transition services vary in duration depending upon the type of service provided, Ashland expects to reduce any legacy costs as the transition services are completed.
As a result of the adoption of the new discontinued operations accounting guidance discussed in Note A of the Notes to Condensed Consolidated Financial Statements, Ashland determined that the sale of Elastomers did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results. As such, Elastomers' results were included in the Performance Materials reportable segment results of operations and financial position within the Statements of Consolidated Comprehensive Income and Condensed Consolidated Balance Sheets, respectively, until its December 1, 2014 sale.
Insurance settlement
On January 13, 2015, Ashland and Hercules entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Companies and Chartis (AIG) member companies, along with National Indemnity and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million. In exchange, all claims were released against these entities for past, present and future coverage obligations arising out of the asbestos coverage-in-place agreements that were the subject of the pending arbitration proceedings. In addition, as part of this settlement, Ashland and Hercules released all claims against National Indemnity and Resolute Management, Inc. in the Kentucky state court action. As a result, the arbitration proceedings and the Kentucky state court action have been terminated.
As a result of this settlement, during the three and six months ended March 31, 2015, Ashland recorded an after-tax gain of $120 million within the discontinued operations caption of the Statements of Consolidated Comprehensive Income and a $249 million reduction in the receivable balance, consisting of $227 million and $22 million for Ashland and Hercules, respectively, within the Condensed Consolidated Balance Sheets. See Note K of the Notes to Condensed Consolidated Financial Statements for further information.
In addition, Ashland placed $335 million of the settlement funds received into a renewable annual trust restricted for the purpose of paying for ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds are presented primarily as noncurrent assets, with $35 million classified within other current assets in the Condensed Consolidated Balance Sheets.
RESULTS OF OPERATIONS – CONSOLIDATED REVIEW
Use of non-GAAP measures
Ashland has included within this document certain non-GAAP measures which include EBITDA (net income (loss), plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for discontinued operations, other income and (expense) and key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable) and Adjusted EBITDA margin (Adjusted EBITDA, which can include pro forma adjustments, divided by sales).  Such measurements are not prepared in accordance with U.S. GAAP and as related to pro forma adjustments, contain Ashland’s best estimates of cost allocations and shared resource costs.  Management believes the use of non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods.  The non-GAAP information provided is used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies.  EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and reportable segment basis.  Adjusted EBITDA generally includes adjustments for unusual, non-operational or restructuring-related activities.  In addition, certain financial covenants related to Ashland’s senior credit facility are based on similar non-GAAP measures and are defined further in the sections that reference this metric.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Consolidated review
Net income (loss)
Current Quarter - Ashland’s net income amounted to $224 million for the three months ended March 31, 2015 and net loss amounted to $44 million for the three months ended March 31, 2014, or $3.26 and $(0.57) diluted earnings per share, respectively.  Ashland’s net income (loss) is primarily affected by results within operating income (loss), net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income (loss) from continuing operations, which excludes results from discontinued operations, amounted to income of $95 million and a loss of $61 million for the three months ended March 31, 2015 and 2014, respectively, or $1.39 and $(0.78) diluted earnings per share, respectively.  Operating income (loss) was income of $193 million for the three months ended March 31, 2015 and a loss of $64 million for the three months ended March 31, 2014.  See the “Operating income (loss)” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $40 million for the three months ended March 31, 2015 and $41 million for the three months ended March 31, 2014.  For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
The effective income tax expense rate of 21% and benefit rate of 41% for the three months ended March 31, 2015 and 2014, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense (benefit) caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in income of $129 million and $17 million for the three months ended March 31, 2015 and 2014, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Year-to-Date - Ashland's net income amounted to $257 million and $66 million for the six months ended March 31, 2015 and 2014, respectively, or $3.68 and $0.84 diluted earnings per share, respectively. Ashland's net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $136 million and $27 million for the six months ended March 31, 2015 and 2014, respectively, or $1.95 and $0.35 diluted earnings per share, respectively. Operating income was $362 million and $79 million for the six months

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ended March 31, 2015 and 2014, respectively. See the "Operating income (loss)" discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $81 million and $83 million for the six months ended March 31, 2015 and 2014, respectively. For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
The effective income tax expense rate of 17% and benefit rate of 1,250% for the six months ended March 31, 2015 and 2014, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense (benefit) caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in income of $121 million and $39 million for the six months ended March 31, 2015 and 2014, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income (loss)
Current Quarter - Operating income (loss) amounted to income of $193 million and a loss of $64 million for the three months ended March 31, 2015 and 2014, respectively. The current and prior year quarters' operating income (loss) include certain key items that are excluded to arrive at Adjusted EBITDA. These key items are summarized as follows:

•	$9 million and $105 million during the three months ended March 31, 2015 and 2014, respectively, of key items related to pension plan remeasurement losses;

•	$87 million, which included $7 million of accelerated depreciation, during the three months ended March 31, 2014 of global restructuring program costs;

•	$16 million of severance and other costs and $2 million of accelerated depreciation relating to a manufacturing facility during the three months ended March 31, 2015;

•
a $14 million impairment related to the Valvoline joint venture equity investment within Venezuela during the three months ended March 31, 2015, and a $46 million impairment related to the ASK joint venture equity investment during the three months ended March 31, 2014;

•	$16 million of tax indemnity income during the three months ended March 31, 2015; and

•
a $9 million impairment related to certain in-process research and development (IPR&D) assets associated to the acquisition of International Specialty Products Inc. (ISP) during the three months ended March 31, 2014.

Operating income (loss) for the three months ended March 31, 2015 and 2014 included depreciation and amortization of $83 million and $88 million, respectively (which excluded accelerated depreciation of $2 million and $7 million for the three months ended March 31, 2015 and 2014, respectively). EBITDA totaled $372 million and $42 million for the three months ended March 31, 2015 and 2014, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	March 31
(In millions)	2015	2014
Net income (loss)	$224	$(44)
Income tax expense (benefit)	25	(43)
Net interest and other financing expense	40	41
Depreciation and amortization (a)	83	88
EBITDA	372	42
Income from discontinued operations (net of tax)	(129)	(17)
Net loss on divestitures	33	—
Losses on pension plan remeasurements	9	105
Restructuring and other costs	16	80
Impairment of equity investments	14	46
Tax indemnity income	(16)	—
Accelerated depreciation	2	7
Impairment of IPR&D assets	—	9
Adjusted EBITDA	$301	$272

(a)	Excludes $2 million and $7 million of accelerated depreciation for the three months ended March 31, 2015 and 2014.
Year-to-Date - Operating income amounted to $362 million and $79 million for the six months ended March 31, 2015 and 2014, respectively. The current and prior year periods' operating income included certain key items that are excluded to arrive at Adjusted EBITDA. In addition to the key items within the the current and prior year quarters previously discussed, the following are also excluded on a year-to-date basis:
•$1 million of global restructuring program costs for the six months ended March 31, 2015;

•	a $7 million charge for a stock inventive plan award modification for the six months ended March 31, 2015.
Operating income for the six months ended March 31, 2015 and 2014 each included depreciation and amortization of $168 million and $176 million, respectively (which excluded accelerated depreciation of $2 million and $7 million for the six months ended March 31, 2015 and 2014, respectively). EBITDA totaled $533 million and $300 million for the six months ended March 31, 2015 and 2014, respectively. Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2015	2014
Net income	$257	$66
Income tax expense (benefit)	27	(25)
Net interest and other financing expense	81	83
Depreciation and amortization (a)	168	176
EBITDA	533	300
Income from discontinued operations (net of tax)	(121)	(39)
Net loss on divestitures	118	—
Losses on pension plan remeasurements	9	105
Restructuring and other costs	17	80
Impairment of equity investments	14	46
Tax indemnity income	(16)	—
Accelerated depreciation	2	7
Stock incentive award modification	7	—
Impairment of IPR&D assets	—	9
Adjusted EBITDA	$563	$508

(a)    Excludes $2 million and $7 million of accelerated depreciation for the six months ended March 31, 2015 and 2014.
Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three and six months ended March 31, 2015 and 2014.

	Three months ended March 31			Six months ended March 31
(In millions)	2015	2014	Change	2015	2014	Change
Sales	$1,350	$1,545	$(195)	$2,741	$2,977	$(236)
Current Quarter - Sales for the current quarter decreased $195 million compared to the prior year quarter. The divestiture of Elastomers on December 1, 2014 and unfavorable foreign currency exchange, primarily due to the U.S. dollar strengthening compared to various foreign currencies, each decreased sales by $73 million, or 5%. Pricing declines also decreased sales by $47 million, or 3%, while volume and change in product mix combined to decrease sales by $2 million.
Year-to-Date - Sales for the current period decreased $236 million compared to the prior year period. The divestiture of Elastomers and unfavorable foreign currency exchange decreased sales by $92 million, or 3%, and $105 million, or 4%, respectively. Pricing declines also decreased sales by $48 million, or 2%. These decreases were partially offset by volume and change in product mix which combined to increase sales by $9 million.

	Three months ended March 31			Six months ended March 31
(In millions)	2015	2014	Change	2015	2014	Change
Cost of sales	$925	$1,168	$(243)	$1,906	$2,216	$(310)
Gross profit as a percent of sales	31.5%	24.4%		30.5%	25.6%
Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, net losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table provides a quantified reconciliation of the changes in cost of sales between the three and six months ended March 31, 2015 and 2014.

	Three months ended	Six months ended
(In millions)	March 31, 2015	March 31, 2015
Changes in:
Production costs	$(83)	$(114)
Volumes and product mix	(14)	(14)
Divestitures	(61)	(78)
Currency exchange	(49)	(68)
Losses on pension plan remeasurements	(34)	(34)
Severance and other costs	3	3
Accelerated depreciation	(5)	(5)
Change in cost of sales	$(243)	$(310)
Current Quarter - Cost of sales for the current quarter decreased $243 million compared to the prior year quarter due to lower production costs which decreased cost of sales by $83 million, or 7%. The Elastomers divestiture and foreign currency exchange decreased cost of sales by $61 million, or 5%, and $49 million, or 4%, respectively. Volumes and changes in product mix combined decreased cost of sales by $14 million, or 1%.
Additionally, cost of sales for the current and prior year quarter included $4 million and $38 million, respectively, of key items related to pension plan remeasurement losses. The current quarter also included $16 million of severance and $2 million of accelerated depreciation relating to a manufacturing facility within the Specialty Ingredients reportable segment. The prior year quarter also included $20 million of costs, $13 million of severance and $7 million of accelerated depreciation, associated with plant closures within the Performance Materials reportable segment.
Year-to-Date - Cost of sales for the current period decreased $310 million compared to the prior year period primarily due to lower production costs which decreased cost of sales by $114 million, or 5%. The Elastomers divestiture and foreign currency exchange decreased cost of sales by $78 million, or 4%, and $68 million, or 3%, respectively. Volumes and changes in product mix combined decreased cost of sales by $14 million, or 1%. The current and prior year periods also included the previously noted pension plan remeasurement losses, severance, accelerated depreciation and other manufacturing facility restructuring costs.

	Three months ended March 31			Six months ended March 31
(In millions)	2015	2014	Change	2015	2014	Change
Selling, general and administrative
expense	$203	$370	$(167)	$429	$605	$(176)
As a percent of sales	15.0%	23.9%		15.7%	20.3%
Current Quarter - Selling, general and administrative expenses for the current quarter decreased $167 million compared to the prior year quarter, and expenses as a percent of sales decreased 8.9 percentage points. The prior year quarter included expense of $67 million for the global restructuring costs, including severance and other restructuring charges. In addition, expenses in the current quarter decreased by $62 million related to the change in key items for the pension plan remeasurement losses of $5 million in the current quarter and $67 million in the prior year quarter. Additionally, the global restructuring program that was initiated during the prior year decreased expenses by $27 million, while foreign currency exchange caused a $10 million decline. The tax indemnification income of $16 million also caused a decrease in the current quarter. These reductions were partially offset by increases of $5 million in employee related costs, including salaries and other benefit costs and $3 million in environmental expenses.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date - Selling, general and administrative expenses for the current period decreased $176 million compared to the prior year period, and expenses as a percent of sales decreased 4.6 percentage points. The current and prior year period also included the previously noted pension plan remeasurement losses as well as a $66 million decrease in global restructuring costs from the prior year period to the current period. In addition, the global restructuring program that was initiated during the prior year period decreased expense by $54 million, while foreign currency exchange caused a $14 million decline. The tax indemnification income of $16 million also caused a decrease in the current period. These reductions in expense were partially offset by increases of $12 million in employee related costs, primarily within salary and other benefit costs, $7 million related to a stock incentive award modification, and $6 million of environmental expense.

	Three months ended March 31			Six months ended March 31
(In millions)	2015	2014	Change	2015	2014	Change
Research and development expense	$25	$36	$(11)	$50	$63	$(13)
Current Quarter - Research and development expense decreased $11 million compared to the prior year quarter primarily due to lower expense in the Specialty Ingredients reportable segment as the prior year quarter included an impairment of $9 million related to certain IPR&D assets associated with the acquisition of ISP.
Year-to-Date - Research and development expense decreased $13 million compared to the prior year period as the prior year period included the previously noted impairment of $9 million related to certain IPR&D assets.

	Three months ended March 31			Six months ended March 31
(In millions)	2015	2014	Change	2015	2014	Change
Equity and other income (loss)
Equity loss	$(10)	$(38)	$28	$(7)	$(32)	$25
Other income	6	3	3	13	18	(5)
	$(4)	$(35)	$31	$6	$(14)	$20
Current Quarter - The decrease of $28 million in equity loss in the current quarter is primarily due to a $46 million impairment within the ASK joint venture equity investment in the prior year quarter partially offset by the $14 million impairment of a Venezuelan joint venture equity investment within the Valvoline reportable segment during the current quarter. The increase of $3 million in other income is primarily due to income related to consulting for certain services rendered related to the acquisition of ISP during the current quarter.
Year-to-Date - As noted previously, equity loss in the prior year period included a $46 million impairment within the ASK joint venture equity investment while the current period included a $14 million impairment of a Venezuelan joint venture equity investment within the Valvoline reportable segment during the current quarter. The decrease of $5 million compared to the prior year period in other income is primarily due to a $6 million favorable arbitration ruling on a commercial contract within the Valvoline reportable segment in the prior year period offset by the consulting income noted previously.

	Three months ended March 31			Six months ended March 31
(In millions)	2015	2014	Change	2015	2014	Change
Net interest and other financing
expense (income)
Interest expense	$40	$41	$(1)	$81	$82	$(1)
Interest income	(2)	(2)	—	(4)	(3)	(1)
Other financing costs	2	2	—	4	4	—
	$40	$41	$(1)	$81	$83	$(2)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter - Interest expense and other financing costs remained relatively consistent compared to the prior year quarter.
Year-to-Date - Interest expense and other financing costs remained relatively consistent compared to the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2015	2014	Change	2015	2014	Change
Net gain (loss) on divestitures
Valvoline car care products	$(26)	$—	$(26)	$(26)	$—	$(26)
Elastomers	(1)	—	(1)	(86)	—	(86)
MAP Transaction adjustments	(6)	1	(7)	(6)	6	(12)
	$(33)	$1	$(34)	$(118)	$6	$(124)
Current Quarter - The activity in the current quarter relates primarily to the $26 million impairment for the Valvoline car care product assets. The remaining activity in the current quarter primarily relates to the $7 million reduction of the MAP Transaction receivable due to the January 2015 asbestos insurance settlement.
Year-to-Date - The current period loss includes the pre-tax loss on sale related to Elastomers of $86 million, the $26 million impairment for the Valvoline car care product assets, and the adjustment to the MAP Transaction receivable noted above. The prior year period gain resulted from the receipt of a tax credit reimbursement related to the MAP Transaction.

	Three months ended March 31			Six months ended March 31
(In millions)	2015	2014	Change	2015	2014	Change
Income tax expense (benefit)	$25	$(43)	$68	$27	$(25)	$52
Effective tax rate	20.8%	41.3%		16.6%	(1,250.0)%
Current Quarter -  The overall effective tax rate was 21% for the three months ended March 31, 2015 and included $15 million of discrete tax benefits on pretax charges of $58 million, primarily related to the loss of the Valvoline car care product assets, restructuring charges relating to a manufacturing facility, impairment of the Valvoline joint venture equity investment within Venezuela, the loss on the pension plan remeasurement, and MAP Transaction receivable adjustment related to the January 2015 asbestos insurance settlement. These charges are partially offset by the non taxable benefit of recording a $16 million tax indemnity from a third party. In addition, the tax rate was impacted by net favorable items of $4 million, primarily related to release of a valuation reserve on certain deferred taxes.
The overall effective tax rate was 41% for the three months ended March 31, 2014 and included $80 million of discrete tax benefits recorded to the quarter on pretax charges of $247 million related to pension charges, global restructuring program costs and impairments related to the investment in the ASK joint venture and certain IPR&D assets. In addition, the rate was impacted by net charges for discrete items of $7 million, which consisted of $15 million in a foreign income tax rate change and other divestiture-related deferred tax adjustments, partially offset by $8 million for the reversal of unrecognized tax benefits.
Year-to-Date - The overall effective tax rate of 17% for the six months ended March 31, 2015 included certain discrete items such as the current quarter discrete items discussed previously, as well as $31 million discrete tax benefits on pretax charges of $93 million, primarily related to the sale of the Elastomers division.
The overall effective tax rate of negative 1,250% for the six months ended March 31, 2014 included certain discrete items such as the current quarter discrete items discussed previously, as well as a net benefit for discrete items of $5 million primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended March 31			Six months ended March 31
(In millions)	2015	2014	Change	2015	2014	Change
Income (loss) from discontinued
operations (net of tax)
Asbestos-related litigation	$122	$—	$122	$120	$(1)	$121
Water Technologies	7	17	(10)	1	40	(39)
	$129	$17	$112	$121	$39	$82

Current Quarter - The current quarter included an after-tax gain of $120 million related to January 2015 asbestos insurance settlement discussed in Note K of the Notes to the Condensed Consolidated Financial Statements. The current quarter Water Technologies' activity relates primarily to post-closing adjustments as defined by the definitive agreement, including income of $5 million related to a foreign pension plan remeasurement discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
The prior year quarter results include Water Technologies' operating results. As a result of the Water Technologies divestiture and in accordance with the U.S. GAAP provisions, the operating results related to Water Technologies have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income for the prior year quarter. Water Technologies’ sales for the prior year quarter included in discontinued operations were $431 million. Gross profit margin was 33.6% and pre-tax operating income totaled $19 million during the prior year quarter.
The reported results for Water Technologies in the prior year quarter included $11 million from depreciation and amortization that was recorded before the announced definitive agreement. After the definitive agreement was announced, depreciation and amortization was no longer recorded. For discontinued operations reporting purposes, certain indirect corporate costs of $9 million previously allocated to Water Technologies were reclassified and allocated to the Unallocated and other segment in the prior year quarter. Additionally, the reported results during the prior year quarter included $19 million of pension plan remeasurement losses as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
Year-to-Date - The current period also included an after-tax gain of $120 million related to January 2015 asbestos insurance settlement. The current period Water Technologies' activity relates to post-closing adjustments as defined by the definitive agreement, including income of $5 million related to a foreign pension plan remeasurement discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
The prior year period results include two quarters of Water Technologies operating results, as well as net adjustments to the asbestos reserve and receivables of $1 million in expense. Water Technologies' sales for the prior year period included in discontinued operations were $867 million. Gross profit margin was 34.0% and pre-tax operating income totaled $55 million during the prior year period.
The reported results for Water Technologies in the prior year period included $29 million from depreciation and amortization that was recorded before the announced definitive agreement. After the definitive agreement was announced, depreciation and amortization was no longer recorded. For discontinued operations reporting purposes, certain indirect corporate costs of $18 million previously allocated to Water Technologies were reclassified and allocated to the Unallocated and other segment in the prior year period. Additionally, the reported results for the prior year period included $19 million of pension plan remeasurement losses as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Subsequent to the sale of Water Technologies and a business realignment during 2014, Ashland’s businesses are managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The EBITDA and Adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows: EBITDA (operating income (loss) plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), and Adjusted EBITDA margin (Adjusted EBITDA, which may include pro forma adjustments, divided by sales or sales adjusted for pro forma results).  Ashland does not allocate items to each reportable segment below operating income, such as interest expense and income taxes.  As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable Statements of Consolidated Comprehensive Income caption.
The following table discloses sales, operating income (loss), depreciation and amortization and statistical operating information by reportable segment, reflective of the 2014 business realignment, for the three and six months ended March 31, 2015 and 2014.  As part of this realignment, historical financial results for both the Specialty Ingredients and Performance Materials reportable segments have been revised to account for this new alignment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2015	2014	2015	2014
Sales
Specialty Ingredients	$583	$629	$1,144	$1,209
Performance Materials	286	413	623	779
Valvoline	481	503	974	989
	$1,350	$1,545	$2,741	$2,977
Operating income (loss)
Specialty Ingredients	$65	$61	$125	$113
Performance Materials	30	(35)	55	(22)
Valvoline	82	81	165	156
Unallocated and other	16	(171)	17	(168)
	$193	$(64)	$362	$79
Depreciation and amortization
Specialty Ingredients	$61	$60	$121	$120
Performance Materials	14	25	30	44
Valvoline	10	9	19	17
Unallocated and other	—	1	—	2
	$85	$95	$170	$183
Operating information
Specialty Ingredients
Sales per shipping day	$9.3	$10.0	$9.2	$9.7
Metric tons sold (thousands)	82.7	87.4	162.6	169.1
Gross profit as a percent of sales (a)	31.7%	32.6%	32.2%	31.8%
Performance Materials
Sales per shipping day	$4.5	$6.6	$5.0	$6.2
Metric tons sold (thousands)	118.3	153.4	247.8	291.3
Gross profit as a percent of sales (a)	22.7%	10.7%	19.8%	12.0%
Valvoline
Lubricant sales gallons	40.5	39.6	79.5	78.2
Premium lubricants (percent of U.S. branded volumes)	40.7%	37.1%	39.6%	36.4%
Gross profit as a percent of sales (a)	36.1%	32.1%	34.7%	31.6%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

March 2015 quarter compared to March 2014 quarter
Specialty Ingredients’ sales decreased $46 million to $583 million in the current quarter. Excluding the effect of the energy market, sales decreased by $23 million, with unfavorable foreign currency exchange decreasing sales by $32 million due to the U.S. dollar strengthening compared to various foreign currencies. Pricing declines also decreased sales by $4 million. These declines were partially offset by volume and changes in product mix increasing sales by $13 million. Sales in the energy market decreased $23 million compared to prior year quarter, in part due to the exit of the straight guar powder market.
Gross profit during the current quarter decreased $20 million compared to the prior year quarter. The current quarter includes $16 million of severance and other costs and $2 million of accelerated depreciation relating to a manufacturing facility restructuring plan. The energy market gross profit, driven primarily by lower volumes, decreased compared to the prior year quarter by $5 million. Excluding the energy market and the restructuring costs previously discussed, gross profit increased by $3 million compared to the prior year quarter, with unfavorable currency exchange decreasing gross profit by $15 million. Lower raw material and production costs, partially offset by pricing declines, increased gross profit by $8 million, while volume and change in product mix combined to increase gross profit by $10 million. In total, gross profit margin during the current quarter decreased 0.9 percentage points to 31.7% compared to the prior year quarter.
Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $24 million in the current quarter as compared to the prior year quarter. During the prior year quarter research and development expenses included a $9 million impairment related to certain IPR&D assets associated with the acquisition of ISP. The remainder of the decrease was primarily due to expense savings realized from the 2014 global restructuring program and a favorable foreign currency exchange of $6 million, partially offset by a $4 million increase in allocated resource costs. Equity and other income remained consistent with the prior year quarter.
Operating income totaled $65 million for the current quarter compared to $61 million in the prior year quarter.  EBITDA increased $3 million to $124 million in the current quarter, while Adjusted EBITDA increased $12 million to $142 million in the current quarter. Adjusted EBITDA margin increased 3.7 percentage points in the current quarter to 24.4%.
Fiscal 2015 year-to-date compared to fiscal 2014 year-to-date
Specialty Ingredients' sales decreased $65 million to $1,144 million in the current year. Excluding the effect of the energy market, sales decreased by $25 million, with unfavorable foreign currency exchange decreasing sales by $42 million due to the U.S. dollar strengthening compared to various foreign currencies. Pricing declines of $6 million also decreased sales. These decreases were partially offset by volume and changes in product mix that combined to increase sales by $23 million. The energy market decreased $40 million compared to the prior year period, primarily due to lower volume, in part due to the exit of the straight guar powder market.
Gross profit during the current period decreased $16 million compared to the prior year period. As noted previously in the quarterly review analysis, the current period includes $16 million of severance and other costs and $2 million of accelerated depreciation relating to a manufacturing facility restructuring plan. The energy market gross profit was flat versus last year as the unfavorable impact of lower volumes was offset by favorable cost. Excluding the energy market and the restructuring costs noted previously, gross profit increased $2 million versus the prior year period. Unfavorable foreign currency exchange decreased gross profit by $22 million. Lower raw material and production costs, partially offset by pricing declines, increased gross profit by $14 million, while volume and change in product mix combined to increase gross profit by $10 million. In total, gross profit margin during the current period increased 0.4 percentage points to 32.2% compared to the prior year period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expenses decreased $28 million in the current period as compared to the prior year period. As noted previously in the quarterly review analysis, the prior period includes a $9 million research and development impairment related to certain IPR&D assets. The remainder of the decrease was primarily due to savings realized from the 2014 global restructuring program and a favorable foreign currency exchange of $9 million, partially offset by a $8 million increase in allocated resource costs and a $5 million increase in employee related costs. Equity and other income remained consistent with the prior year period.
Operating income totaled $125 million for the current period compared to $113 million in the prior year period. EBITDA increased $11 million to $244 million in the current period, while Adjusted EBITDA increased $20 million to $262 million in the current period. Adjusted EBITDA margin increased 2.9 percentage points in the current period to 22.9%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2015 and 2014 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The $16 million of severance and $2 million of accelerated depreciation relates to a manufacturing facility restructuring plan. The $9 million adjustment in the prior year quarter and period relates to an impairment related to certain IPR&D assets associated with the acquisition of ISP.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2015	2014	2015	2014
Operating income	$65	$61	$125	$113
Depreciation and amortization (a)	59	60	119	120
EBITDA	124	121	244	233
Severance and other costs	16	—	16	—
Accelerated depreciation	2	—	2	—
Impairment of IPR&D assets	—	9	—	9
Adjusted EBITDA	$142	$130	$262	$242

(a)	Excludes $2 million of accelerated depreciation for the three and six months ended March 31, 2015.
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
Subsequent to the sale of Elastomers on December 1, 2014, Performance Materials is comprised of two divisions: Composites and Intermediates/Solvents. The Elastomers division, which primarily served the North American replacement tire market, accounted for approximately 18% of Ashland Performance Materials' $1.6 billion in sales in 2014 and operated a 250-person manufacturing facility in Port Neches, Texas. Elastomers results were included in the Performance Materials reportable segment results of operations within the Statements of Consolidated Comprehensive Income until its December 1, 2014 sale.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

In addition, prior to the sale on June 30, 2014, the Performance Materials commercial unit also provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture.
For additional information on the divestiture of the Elastomers division, see the “Key Developments” section of Management’s Discussion and Analysis herein.
March 2015 quarter compared to March 2014 quarter
Performance Materials’ sales decreased $127 million to $286 million in the current quarter.  The divestiture of the Elastomers division decreased sales by $73 million, or 18%. Lower product pricing within both Composites and Intermediates/Solvents divisions and unfavorable foreign currency exchange decreased sales by $26 million and $25 million, respectively, or 6% each. Unfavorable foreign currency exchange was primarily due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro rate during the current quarter. Changes in volume decreased sales by $3 million.
Gross profit increased $20 million in the current quarter compared to the prior year quarter. The prior year quarter included $20 million of costs associated with plant closures related to the 2014 global restructuring. Lower input costs, partially offset by pricing declines, increased gross profit by $17 million. The sale of Elastomers and unfavorable foreign currency exchange decreased gross profit by $12 million and $5 million, respectively.  In total, gross profit margin increased 12.0 percentage points to 22.7%, as compared to the prior year quarter.
Selling, general and administrative expenses decreased $4 million during the current quarter compared to the prior year quarter, primarily due to the sale of the Elastomers division of $5 million as well as a decline in both allocated resource costs and a favorable foreign currency exchange. These savings were partially offset by a $3 million increase in employee related expenses.
Equity and other income (loss) increased $41 million compared to the prior year quarter primarily due to the $46 million impairment for the ASK joint venture equity investment in the prior year quarter. This increase was partially offset by a $4 million decrease due to the loss of ASK equity income as a result of the joint venture's sale in June 2014.
Operating income (loss) totaled income of $30 million in the current year compared to a loss of $35 million in the prior year quarter.  EBITDA increased $61 million to $44 million in the current quarter, while Adjusted EBITDA decreased $5 million to $44 million in the current quarter. Adjusted EBITDA margin increased 3.5 percentage points in the current quarter to 15.4%.  There were no unusual or key items that affected comparability for EBITDA in the current quarter.
Fiscal 2015 year-to-date compared to fiscal 2014 year-to-date
Performance Materials' sales decreased $156 million in the current period to $623 million. The divestiture of the Elastomers division resulted in a loss of sales of $92 million, or 12%. Lower product pricing within both Composites and Intermediates/Solvents divisions and unfavorable foreign currency exchange decreased sales by $33 million, or 4%, and $36 million, or 5%, respectively. Changes in product mix increased sales by $6 million, while lower volume decreased sales by $1 million.
Gross profit increased $29 million in the current period compared to the prior year period. The prior year period included $20 million of costs associated with plant closures. Lower input costs and a plant closure in the prior year period within the Intermediates/Solvents division, partially offset by pricing declines, combined to increase gross profit by $25 million. Changes in product mix also increased gross profit by $7 million compared to the prior year period. The sale of Elastomers, unfavorable foreign currency exchange, and lower volume decreased gross profit by $14 million, $8 million, and $1 million, respectively. In total, gross profit margin increased 7.8 percentage points to 19.8%, as compared to the prior year period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expenses decreased $10 million during the current period compared to the prior year period, primarily due to the sale of the Elastomers division of $7 million as well as decline in allocated resource costs and a favorable foreign currency exchange that totaled $6 million, partially offset by a $3 million increase in incentive compensation.
Equity and other income (loss) increased $38 million in the current period compared to the prior year period. This increase was primarily due to the $46 million impairment for the ASK joint venture equity investment in the prior year period, partially offset by a $6 million decrease due to the loss of ASK equity income in the current period.
Operating income (loss) totaled income of $55 million in the current period compared to a loss of $22 million in the prior year period. EBITDA increased $70 million to $85 million in the current period, while Adjusted EBITDA increased $4 million to $85 million in the current period. Adjusted EBITDA margin increased 3.2 percentage points in the current period to 13.6%. There were no unusual or key items that affected comparability for EBITDA in the current period.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2015 and 2014 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The $46 million impairment of the ASK joint venture equity investment is included in the prior year quarter and period adjustments. Plant closure costs, including severance of $13 million and accelerated depreciation and other costs of $7 million, represent prior year quarter and period adjustments. There were no unusual or key items that affected comparability for EBITDA in the current quarter or period.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2015	2014	2015	2014
Operating income (loss)	$30	$(35)	$55	$(22)
Depreciation and amortization (a)	14	18	30	37
EBITDA	44	(17)	85	15
Impairment of ASK joint venture	—	46	—	46
Severance	—	13	—	13
Accelerated depreciation and other plant closure costs	—	7	—	7
Adjusted EBITDA	$44	$49	$85	$81

(a)	Excludes $7 million of accelerated depreciation for the three and six months ended March 31, 2014.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

In April 2015, Ashland entered into a definitive agreement to sell its Valvoline car care product assets, which included Car Brite™ and Eagle One™ automotive appearance products, and sold its joint venture equity investment within Venezuela. See Note B within the Notes to Condensed Consolidated Financial Statements for further information.
March 2015 quarter compared to March 2014 quarter
Valvoline’s sales decreased $22 million to $481 million in the current quarter. Lower product pricing and unfavorable foreign currency exchange decreased sales by $15 million and $16 million, or 3%, respectively. Unfavorable foreign currency exchange was primarily due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro and Australian dollar. Higher volume levels and changes in product mix increased sales by $6 million and $3 million, or 1%, respectively.
Gross profit increased $12 million during the current quarter compared to the prior year quarter. Lower raw material costs, partially offset by lower product pricing, increased gross profit by $12 million. Changes in volume and product mix combined to increase gross profit by $5 million, while unfavorable foreign currency exchange decreased gross profit by $5 million.  In total, gross profit margin increased 4.0 percentage points to 36.1%.
Selling, general and administrative expenses decreased $2 million during the current quarter as compared to the prior year quarter, primarily driven by savings due to the 2014 global restructuring and a favorable foreign currency exchange of $2 million. These decreases were partially offset by increased legal and sales promotion expenses of $2 million each.
Equity and other income (loss) decreased by $13 million during the current quarter primarily due to a $14 million impairment recorded in a joint venture investment within Venezuela during the current quarter. The impairment was recorded in the quarter due to the continued weakness in the local currency as well as market value indicators that resulted from the ongoing sale process for the investment during the quarter. For additional information see Note B in the Notes to the Condensed Consolidated Financial Statements.
Operating income totaled $82 million in the current quarter as compared to $81 million in the prior year quarter.  EBITDA increased $2 million to $92 million in the current quarter, while Adjusted EBITDA increased $16 million to $106 million in the current quarter. Adjusted EBITDA margin increased 4.1 percentage points to 22.0% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the prior year quarter.
Fiscal 2015 year-to-date compared to fiscal 2014 year-to-date
Valvoline's sales decreased $15 million in the current period to $974 million. Unfavorable foreign currency exchange and lower product pricing decreased sales by $24 million, or 2%, and $7 million, or 1%, respectively. Unfavorable foreign currency exchange was primarily due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro and Australian dollar. Higher volume levels and changes in product mix increased sales by $13 million, or 1%, and $3 million, respectively.
Gross profit increased $25 million during the current period compared to the prior year period. Lower raw material costs, partially offset by lower product pricing, increased gross profit by $25 million. Changes in volume and product mix combined to increase gross profit by $6 million, while unfavorable foreign currency exchange decreased gross profit by $6 million.  In total, gross profit margin increased 3.1 percentage points to 34.7%.
Selling, general and administrative expense decreased $4 million during the current period as compared to the prior year period, primarily driven by savings due to the 2014 global restructuring as well as declines from a favorable foreign currency exchange of $3 million. These decreases were partially offset by increased legal and technology expenses of $4 million and employee related expenses of $2 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Equity and other income (loss) decreased $20 million during the current period due to a $6 million favorable arbitration ruling on a commercial contract in the prior year period and the $14 million impairment of a joint venture equity investment within Venezuela in the current period described previously in the quarterly analysis.
Operating income totaled $165 million in the current period as compared to $156 million in the prior year period. EBITDA increased $11 million to $184 million in the current period, while Adjusted EBITDA increased $25 million to $198 million. Adjusted EBITDA margin increased 2.8 percentage points to 20.3% in the current period. There were no unusual or key items that affected comparability for EBITDA during the prior year period.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2015 and 2014 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Valvoline. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The $14 million adjustment in the current quarter and period relates to the impairment of a joint venture equity investment within Venezuela.  There were no unusual or key items that affected comparability for EBITDA during the prior year quarter and period.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2015	2014	2015	2014
Operating income	$82	$81	$165	$156
Depreciation and amortization	10	9	19	17
EBITDA	92	90	184	173
Impairment of equity investment	14	—	14	—
Adjusted EBITDA	$106	$90	$198	$173

Unallocated and other
March 2015 quarter compared to March 2014 quarter
Unallocated and other recorded income of $16 million and expense of $171 million for the three months ended March 31, 2015 and 2014, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to reportable segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to reportable segments.  As a result of the sale of Water Technologies and in accordance with U.S. GAAP, a portion of the pension and other postretirement net periodic costs and income previously reported in Unallocated and other, but attributable to Water Technologies' employees were reclassified to discontinued operations within the Statements of Consolidated Comprehensive Income for the prior year quarter. The pension and other postretirement components in Unallocated and other resulted in income during the current and prior year quarter of $14 million and $12 million, respectively. The change in pension and other postretirement income in the current quarter is driven by changes to assumptions used to calculate each fiscal year's expense and income, including discount rate and expected return on assets. The current and prior year quarter also included charges of $9 million and $105 million, respectively, for key items related to pension plan remeasurements as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Additionally, for the three months ended March 31, 2015 certain indirect corporate costs of $3 million that would have previously been allocated to the Elastomers division are now included within the Unallocated and other segment. As of March 31, 2014, Water Technologies had incurred such costs of $9 million that were previously allocated to the Water Technologies reportable segment but that do not qualify for discontinued operations accounting classification and were also included within the Unallocated and other segment of continuing operations.
The remaining unallocated items for the current quarter primarily included expense of $9 million for environmental reserve adjustments and $16 million of tax indemnity income. In the prior year quarter, unallocated costs also included expense of $67 million related to restructuring expense, primarily related to severance and other costs associated with the global realignment, and expense of $6 million for environmental reserve adjustments, in addition to the pension and other postretirement income and Water Technologies’ stranded costs.
Fiscal 2015 year-to-date compared to fiscal 2014 year-to-date
Unallocated and other recorded income of $17 million and expense of $168 million for the six months ended March 31, 2015 and 2014, respectively. Pension and other postretirement plans resulted in income, within continuing operations, during the current and prior year period of $27 million and $24 million, respectively. Fluctuations in these amounts from period to period result primarily from changes in the discount rate. The current and prior year period also included charges of $9 million and $105 million, respectively, for key items related to pension plan remeasurements as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
As previously noted the current and prior year periods included certain indirect corporate costs of $4 million and $18 million, respectively, previously allocated to Elastomers and Water Technologies, respectively.
The remaining unallocated items for the current period also included global restructuring expense of $1 million, expense of $15 million for environmental reserve adjustments, expense of $7 million for the stock incentive plan award modification, and $16 million of tax indemnity income. In the prior year period, unallocated costs also included restructuring expense of $67 million, primarily related to severance and other costs associated with the global restructuring, and expense of $9 million for environmental reserve adjustments.
The following table presents income and expense components for the three and six months ended March 31, 2015 and 2014.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2015	2014	2015	2014
Losses on pension plan remeasurements	$(9)	$(105)	$(9)	$(105)
Pension and other postretirement net periodic income
(excluding service cost)	14	12	27	24
Restructuring activities (includes severance,
integration and stranded divestiture costs)	—	(76)	(1)	(85)
Tax indemnity income	16	—	16	—
Environmental expense for divested businesses	(9)	(6)	(15)	(9)
Other income (expense)	4	4	(1)	7
Total unallocated income (expense)	$16	$(171)	$17	$(168)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL POSITION
Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the six months ended March 31, 2015 and 2014.  Ashland had $911 million in cash and cash equivalents as of March 31, 2015, of which $892 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted.  Most amounts are intended to be indefinitely reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued. In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives and the cost of remitting such foreign earnings.

	Six months ended
	March 31
(In millions)	2015	2014
Cash provided (used) by:
Operating activities from continuing operations	$96	$194
Investing activities from continuing operations	(299)	(88)
Financing activities from continuing operations	(532)	35
Discontinued operations	287	5
Effect of currency exchange rate changes on cash and cash equivalents	(34)	(1)
Net increase (decrease) in cash and cash equivalents	$(482)	$145
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the six months ended March 31, 2015 and 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2015	2014
Cash flows provided (used) by operating activities from continuing operations
Net income	$257	$66
Income from discontinued operations (net of tax)	(121)	(39)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	170	183
Debt issuance cost amortization	7	7
Purchased in-process research and development impairment	—	9
Deferred income taxes	(13)	(4)
Equity income from affiliates	(7)	(14)
Distributions from equity affiliates	10	6
Stock based compensation expense	15	17
Net loss (gain) on divestitures	118	(6)
Impairment of equity investments	14	46
Losses on pension plan remeasurements	9	105
Change in operating assets and liabilities (a)	(363)	(182)
Total cash flows provided by operating activities from continuing operations	$96	$194

(a)Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash inflows of $96 million in the current period and $194 million in the prior year period.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization), losses and gains on divestitures, losses on pension plan remeasurements, impairments as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus.
During the six months ended March 31, 2015 and 2014, working capital was an outflow of $98 million and $87 million, respectively, within the change in operating assets and liabilities. The outflow for the current period was primarily due to the decline within trade payables and certain accrued expenses. These decreases were primarily the result of incentive compensation payouts to employees from the prior year paid during the first quarter of each fiscal year, severance payments related to the 2014 global restructuring program and other employee benefit plan payments made during the period. These declines were partially offset by decreases in accounts receivable, as a result of overall lower sales in the current period.
The outflow for the prior year period primarily related to decreased trade payables and certain accrued expenses, primarily the result of incentive compensation payouts to employees from the prior year paid during the first quarter of each fiscal year, an increase in accounts receivable balances resulting from the timing of cash receipts and inventory balances resulting from increased volume. The remaining outflows of $265 million and $95 million relate primarily to income taxes and interest paid, pension payments and adjustments to certain accruals and long term assets and liabilities.
Operating cash flows for the current period included income from continuing operations of $136 million and noncash adjustments of $170 million for depreciation and amortization, $112 million for the losses on the divestitures of the Elastomers division and on the Valvoline car care product assets, $7 million related to the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

MAP Transaction receivable decrease, $9 million related to the loss on the pension plan remeasurement, a $14 million impairment related to the Valvoline joint venture equity investment within Venezuela, and $7 million for debt issuance cost amortization. Operating cash flows for the prior year period included income from continuing operations of $27 million, noncash adjustments of $183 million for depreciation and amortization, $7 million for debt issuance cost amortization, $46 million related to an impairment on Ashland's investment in the ASK joint venture, and $105 million related to the losses on pension plan remeasurement.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the six months ended March 31, 2015 and 2014.

	Six months ended
	March 31
(In millions)	2015	2014
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(86)	$(96)
Proceeds from disposal of property, plant and equipment	1	4
Purchase of operations - net of cash acquired	—	(2)
Proceeds from sale of operations or equity investments	106	6
Funds restricted for specific transactions	(320)	—
Total cash flows used by investing activities from continuing operations	$(299)	$(88)
Cash used by investing activities was $299 million for the current period as compared to $88 million for the prior year period.  The significant cash investing activities for the current and prior year periods primarily related to cash outflows from property additions of $86 million and $96 million, respectively. In addition, proceeds from disposals of property, plant and equipment were $1 million and $4 million during the six months ended March 31, 2015 and 2014, respectively. The current period included proceeds, net of estimated working capital adjustments and transactions costs, of $106 million from the sale of the Elastomers division, while the prior year period included proceeds of $6 million related to a tax receipt from a previously divested business. Funds restricted for specific transactions represent the restriction of the January 2015 asbestos insurance settlement funds into the trust of $335 million, partially offset by the reclassification into cash and cash equivalents of $15 million of assets previously restricted in use for property transactions.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the six months ended March 31, 2015 and 2014.

	Six months ended
	March 31
(In millions)	2015	2014
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	$—	$(12)
Proceeds (repayment) from short-term debt	(96)	93
Repurchase of common stock	(397)	—
Cash dividends paid	(46)	(53)
Excess tax benefits related to share-based payments	7	7
Total cash flows provided (used) by financing activities from continuing operations	$(532)	$35

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash used by financing activities was $532 million for the current period as compared to cash provided by financing activities of $35 million for the prior year period.  Significant cash financing activities for the current period included $397 million for the repurchase of common stock, cash dividends paid of $0.68 per share, for a total of $46 million and repayment of of short-term debt of $96 million, partially offset by $7 million for excess tax benefits related to share-based payments.
Significant cash financing activities for the prior year period included repayment of long-term debt of $12 million and cash dividends paid of $0.68 per share, for a total of $53 million, partially offset by cash inflows of $93 million for proceeds from short-term debt and $7 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
Cash provided by discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for the six months ended March 31, 2015 and 2014.

	Six months ended
	March 31
(In millions)	2015	2014
Cash provided (used) by discontinued operations
Operating cash flows	$277	$20
Investing cash flows	10	(15)
Total cash flows provided by discontinued operations	$287	$5
Cash flows for discontinued operations for the current period is primarily driven by $398 million of cash received, before taxes, related to the January 2015 asbestos insurance settlement, and $30 million of delayed cash proceeds for a foreign entity from the sale of Water Technologies. These inflows were partially offset by $90 million in tax payments and a $20 million payment for the working capital settlement related to the disposition of Water Technologies.
Cash flows for discontinued operations related to Water Technologies in the prior year period was an inflow of $33 million. The remaining cash flows in both periods relate to other previously divested businesses, including net payments of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Six months ended
	March 31
(In millions)	2015	2014
Cash flows provided by operating activities from continuing operations	$96	$194
Adjustments:
Additions to property, plant and equipment	(86)	(96)
Free cash flows	$10	$98
At March 31, 2015, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,661 million, compared to $1,883 million at September 30, 2014.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $43 million at March 31, 2015 and $31 million at September 30, 2014.  Liquid

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

assets (cash, cash equivalents and accounts receivable) amounted to 157% and 154% of current liabilities at March 31, 2015 and September 30, 2014, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of March 31, 2015 and September 30, 2014.

	March 31	September 30
(In millions)	2015	2014
Cash and cash equivalents	$911	$1,393

Unused borrowing capacity
Revolving credit facility	$1,088	$1,084
Accounts receivable securitization facility	$68	$—
Total borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2013 Senior Credit Facility) was $1,088 million, due to an outstanding balance of $40 million, and a reduction of $72 million for letters of credit outstanding at March 31, 2015.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facility, was $2,067 million at March 31, 2015, compared to $2,477 million at September 30, 2014.
Capital resources
Debt
The following summary reflects Ashland’s debt as of March 31, 2015 and September 30, 2014.

	March 31	September 30
(In millions)	2015	2014
Short-term debt	$233	$329
Long-term debt (including current portion)	2,952	2,951
Total debt	$3,185	$3,280
The current portion of long-term debt was $9 million at March 31, 2015 and September 30, 2014, respectively.  Debt as a percent of capital employed was 51% at March 31, 2015 and 48% at September 30, 2014.  At March 31, 2015, Ashland’s total debt had an outstanding principal balance of $3,337 million and discounts of $152 million.  The scheduled aggregate maturities of debt by year are as follows:  $194 million remaining in 2015, $608 million in 2016, none in 2017, $740 million in 2018 and $5 million in 2019.
Debt covenant restrictions
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, certain negative pledges, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of March 31, 2015, Ashland is in compliance with all debt agreement covenant restrictions.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
At March 31, 2015, Ashland’s calculation of the consolidated leverage ratio was 2.2, which is below the maximum consolidated leverage ratio permitted under the 2013 Senior Credit Facility of 3.25. At March 31, 2015, Ashland’s calculation of the consolidated interest coverage ratio was 6.9, which exceeds the minimum required ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated leverage ratio and a 0.7x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
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
Stockholders’ equity
Stockholders’ equity decreased $564 million since September 30, 2014 to $3,019 million at March 31, 2015.  This decrease was due to a decline of $397 million for the stock repurchase agreements, $382 million related to deferred translation losses, regular cash dividends of $46 million, and adjustments to pension and postretirement obligations of $11 million. These decreases were partially offset by net income during the period of $257 million and $15 million for common shares issued under stock incentive and other plans.
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. Under the program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This repurchase program will expire on December 31, 2015.
The following stock repurchase agreements were entered into as part of the $1.35 billion common stock repurchase program.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Accelerated share repurchase agreements
Ashland announced in the September 2014 quarter that it had entered into accelerated share repurchase agreements (2014 ASR Agreements) with Deutsche Bank AG, London Branch (Deutsche Bank) and JPMorgan Chase Bank, N.A. (JPMorgan) to repurchase an aggregate of $750 million of Ashland's common stock. Under the 2014 ASR Agreements, Ashland paid an initial purchase price of $750 million, split evenly between the financial institutions. As of September 30, 2014, Ashland received an initial delivery of approximately 5.9 million shares of common stock under the 2014 ASR Agreements. The 2014 ASR Agreements have a variable maturity, at the financial institutions option, with a scheduled termination date of no later than June 30, 2015. No shares were received during the three and six months ended March 31, 2015 under the 2014 ASR Agreements.
During the three months ended March 31, 2015, Ashland announced that it entered into accelerated share repurchase agreements (2015 ASR Agreements) with Deutsche Bank and JPMorgan to repurchase an aggregate of $270 million of Ashland's common stock. Under the 2015 ASR Agreements, Ashland paid an initial purchase price of $270 million, split evenly between the financial institutions. As of March 31, 2015, Ashland received an initial delivery of approximately 1.9 million shares of common stock under the 2015 ASR Agreements. The 2015 ASR Agreements have a variable maturity, at the financial institutions option, with a scheduled termination date of no later than July 31, 2015.
Additional stock repurchase agreements
Ashland entered into and completed a $125 million prepaid variable share repurchase agreement during 2014. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $105.22 per share. Ashland received 0.8 million shares and $45 million in cash for the unused portion of the $125 million prepayment, for a net cash outlay of $80 million.
Ashland announced in the September 30, 2014 quarter that it had entered into an agreement with each of Deutsche Bank Securities Inc. and JPMorgan to repurchase an aggregate of $250 million of Ashland's common stock. Under the terms of the agreement, the financial institutions purchased a pre-determined number of shares on various trading days dependent upon Ashland's prevailing stock price on that date. During fiscal 2014, Ashland received 1.2 million shares of common stock for a total cost of $124 million. During the six months ended March 31, 2015, Ashland completed these agreements, receiving an additional 1.2 million shares of common stock for a total cost of $127 million. The settlement price, which represents the average amount spent after commissions over the common shares repurchased throughout the program, was $104.51 per share. In total, Ashland paid $250 million and received 2.4 million shares of common stock under the agreements.
Cash dividends
During the three months ended March 31, 2015, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 34 cents per share to eligible shareholders of record. The same amount was paid for quarterly dividends in the December 2014 quarter as well as each quarter of fiscal 2014.
Capital expenditures
Ashland is currently forecasting approximately $275 million to $300 million of capital expenditures for 2015, funded primarily from operating cash flows.  Capital expenditures were $86 million for the six months ended March 31, 2015 and averaged $251 million during the last three fiscal years.
CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three and six months ended March 31, 2015.
OUTLOOK
Reported gross profit margin and Adjusted EBITDA margin have exceeded Ashland’s expected results during the first half of fiscal 2015. As a result of the strong gross profit margin results Ashland now expects fiscal 2015 Adjusted EBITDA margin to exceed 19 percent.
For the third quarter Ashland expects continued growth in the higher margin areas of the business for Specialty Ingredients. However, a negative currency effect and continued weakness in energy markets as well as exiting the RDP product line will decrease sales compared to the prior year quarter. In total, Ashland expects Specialty Ingredients’ third quarter sales to be in the approximate range of $600 million to $620 million. Continued product mix improvements, higher gross profit margins and strict cost controls are expected to result in an estimated Adjusted EBITDA margin of 24 to 24.5 percent.
Ashland expects mid-single-digit volume growth in Performance Materials’ Composites division for the upcoming third quarter compared to the prior year quarter. However, pricing declines in BDO products and raw material pricing are expected to more than offset this effect on sales. As a result, Ashland expects sales to be approximately even sequentially. Within the Intermediates/Solvents division, Adjusted EBITDA is expected to be negatively impacted by pricing declines, a planned turnaround at a manufacturing facility, and an unplanned shutdown at another manufacturing facility. As a result, Performance Materials’ overall Adjusted EBITDA margin is expected to be approximately 6 percent.
Ashland expects Valvoline to report volume growth of approximately 1 to 2 percent. However, sales are expected to decline by approximately 3 to 5 percent from the prior year quarter due to negative effects from currency and pricing declines. The pricing declines are expected to lower gross profit margins sequentially by approximately 150 basis points. This decline in the gross profit margin as well as a modest increase in selling, general, and administrative costs is expected to result in an Adjusted EBITDA margin of approximately 20 to 21 percent.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at March 31, 2015 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting - During the three months ended March 31, 2015, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
On January 13, 2015, Ashland and Hercules entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million. In exchange, all claims were released against these entities for past, present and future coverage obligations arising out of the asbestos coverage-in-place agreements that were the subject of the pending arbitration proceedings. In addition, as part of this settlement, Ashland and Hercules released all claims against National Indemnity and Resolute Management, Inc. in the Kentucky state court action. As a result, the arbitration proceedings and the Kentucky state court action have been terminated.
As a result of this settlement, during the three and six months ended March 31, 2015, Ashland recorded an after-tax gain of $120 million within the discontinued operations caption of the Statements of Consolidated Comprehensive Income and a $249 million reduction in the receivable balance, consisting of $227 million and $22 million for Ashland and Hercules, respectively, within the Condensed Consolidated Balance Sheets. See Note K of the Notes to Condensed Consolidated Financial Statements for further information.
In addition, Ashland placed $335 million of the settlement funds received into a renewable annual trust restricted for the purpose of paying for ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims.
For additional detailed information regarding liabilities arising from asbestos-related litigation, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Environmental Proceedings
(a)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of March 31, 2015, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 82 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a

state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
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
(c) Lower Passaic River, New Jersey Matters – Ashland, through two formerly owned facilities, and ISP, through a now-closed facility, have been identified as “potentially responsible parties” (PRPs), along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the EPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOC, in June 2012 the CPG voluntarily entered into another AOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the EPA released the FFS. The CPG is scheduled to submit the draft RI/FS to USEPA on April 30, 2015. Based on current knowledge and proceedings, Ashland does not believe the release of the FFS or outcome of the contemplated proceedings related to the RI/FS will have a material adverse impact on its business and financial operations; however, there are a number of contingencies in the future that could possibly have a material impact including adverse rulings or verdicts, allocation proceedings and related orders.
(d) Zwijndrecht Plant Matter – Since August 2012, Dutch environmental authorities have found several violations of a waste water discharge permit by Ashland Industries Nederland B.V. (Ashland Nederland), as owner of the manufacturing site at Zwijndrecht, The Netherlands. An administrative penalty of €50,000 and a sanction of €50,000 were paid in calendar year 2013 for violations of the law and permit from December 2011 through August 2012. In February 2014, the Dutch environmental authorities claimed payment of administrative fines totaling €250,000 in connection with additional violations of the waste water discharge permit. In June 2014, Ashland Nederland lost its appeal on this decision. In addition to the €250,000 fines, the Dutch authorities announced prosecution with regards to the violations of the same permit during the period of October 2012 through January 2014. The court has announced a June 25, 2015 date for this case to be heard; however, that date is still under discussion. While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2015 and September 30, 2014.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2015.

ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended March 31, 2015 was as follows:

Issuer Purchases of Equity Securities
Q2 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2015 to January 31, 2015:
Open Market Purchases	1,850,696	(2)	$—	(2)	1,850,696	(2)
Employee Tax Withholdings	704	(3)	$120.01		—
February 1, 2015 to February 28, 2015:	—		—		—
March 1, 2015 to March 31, 2015:	—		—		—
Total	1,851,400				1,850,696		$—

(1)In February 2014, the Company's Board of Directors replaced the existing $600 million share repurchase authorization with a new $1.35 billion share repurchase authorization. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. After completion of the accelerated share repurchase program discussed below in footnote 2, there will be no remaining availability under the $1.35 billion authorized repurchase program. As a result, on April 28, 2015, the Company's Board of Directors approved a new $1 billion share repurchase authorization that expires December 31, 2017.
(2)In January 2015, the Company entered into an accelerated share repurchase (ASR) program with two financial institutions to purchase $269.6 million of the Company's common stock. In exchange for up-front payments totaling $269.6 million, the financial institutions committed to deliver shares during the ASR's purchase periods, which will end no later than July 31, 2015. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of the Company's stock during that period. During the second quarter of 2015, 1,850,696 shares were initially delivered to the Company and retired. This does not represent the final number of shares to be delivered under the ASR. The up-front payments of $269.6 million were accounted for as a reduction to shareholders' equity in the Company's Condensed Consolidated Balance Sheets.
(3)Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

ITEM 6.  EXHIBITS

(a) Exhibits
10.1	2015 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on January 30, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.2*
Amendment Agreement, dated as of February 5, 2014, to the Credit Agreement dated as of March 14, 2013, among Ashland Inc., as Borrower, The Bank of Nova Scotia, as Administrative Agent, and each Lender from time to time party thereto and the other agents and arrangers party thereto.

10.3*
Amendment No. 2, dated as of February 27, 2015, to the Credit Agreement, dated as of March 14, 2013, as amended by the Amendment Agreement, dated as of February 5, 2014, among Ashland Inc., as Borrower, The Bank of Nova Scotia, as Administrative Agent, each Lender from time to time party thereto and the other agents and arrangers party thereto.

10.4*	Amendment to the Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005).

10.5*	Form of Restricted Stock Award Agreement.

10.6*	Form of Restricted Stock Unit Award Agreement.

10.7*	Form of Stock Appreciation Rights Award Agreement.

10.8*	Form of Performance Unit (LTIP) Award Agreement.

10.9*	Form of Performance Unit (LTIP) Award Agreement (International).

10.10*	Form of Restricted Stock Equivalent Agreement.

10.11
Master Confirmation - Uncollared Accelerated Share Repurchase (including the Form of Supplemental Confirmation), dated August 5, 2014, between Ashland Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on August 6, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

10.12
Master Confirmation – Uncollared Accelerated Share Repurchase (including the Form of Supplemental Confirmation), dated August 5, 2014, between Ashland Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on August 6, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

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

*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2015 and March 31, 2014; (ii) Condensed Consolidated Balance Sheets at March 31, 2015 and September 30, 2014; (iii) Statements of Consolidated Stockholders’ Equity at March 31, 2015; (iv) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2015 and March 31, 2014; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
April 30, 2015	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	2015 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on January 30, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.2*
Amendment Agreement, dated as of February 5, 2014, to the Credit Agreement dated as of March 14, 2013, among Ashland Inc., as Borrower, The Bank of Nova Scotia, as Administrative Agent, and each Lender from time to time party thereto and the other agents and arrangers party thereto.

10.3*
Amendment No. 2, dated as of February 27, 2015, to the Credit Agreement, dated as of March 14, 2013, as amended by the Amendment Agreement, dated as of February 5, 2014, among Ashland Inc., as Borrower, The Bank of Nova Scotia, as Administrative Agent, each Lender from time to time party thereto and the other agents and arrangers party thereto.

10.4*	Amendment to the Amended and Restated Ashland Inc. Deferred Compensation Plan for Non-Employee Directors (2005).

10.5*	Form of Restricted Stock Award Agreement.

10.6*	Form of Restricted Stock Unit Award Agreement.

10.7*	Form of Stock Appreciation Rights Award Agreement.

10.8*	Form of Performance Unit (LTIP) Award Agreement.

10.9*	Form of Performance Unit (LTIP) Award Agreement (International).

10.10*	Form of Restricted Stock Equivalent Agreement.

10.11
Master Confirmation - Uncollared Accelerated Share Repurchase (including the Form of Supplemental Confirmation), dated August 5, 2014, between Ashland Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on August 6, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

10.12
Master Confirmation – Uncollared Accelerated Share Repurchase (including the Form of Supplemental Confirmation), dated August 5, 2014, between Ashland Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on August 6, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

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