Form 10-Q
period 2015-06-30
ASHLAND INC.
filed 2015-07-30
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At June 30, 2015, there were 67,624,467 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2015	2014	2015	2014
Sales	$1,367	$1,605	$4,107	$4,583
Cost of sales	939	1,161	2,845	3,377
Gross profit	428	444	1,262	1,206

Selling, general and administrative expense	216	286	645	891
Research and development expense	24	23	74	87
Equity and other income (loss)	8	8	16	(6)
Operating income	196	143	559	222

Net interest and other financing expense	54	41	136	124
Net gain (loss) on divestitures	—	(3)	(118)	3
Income from continuing operations before
income taxes	142	99	305	101
Income tax expense - Note I	27	28	55	3
Income from continuing operations	115	71	250	98
Income (loss) from discontinued operations
(net of tax) - Note C	(8)	28	113	67
Net income	$107	$99	$363	$165

PER SHARE DATA
Basic earnings per share - Note L
Income from continuing operations	$1.70	$0.91	$3.66	$1.26
Income (loss) from discontinued operations	(0.12)	0.36	1.65	0.86
Net income	$1.58	$1.27	$5.31	$2.12

Diluted earnings per share - Note L
Income from continuing operations	$1.68	$0.90	$3.61	$1.24
Income (loss) from discontinued operations	(0.12)	0.35	1.63	0.85
Net income	$1.56	$1.25	$5.24	$2.09

DIVIDENDS PAID PER COMMON SHARE	$0.39	$0.34	$1.07	$1.02

COMPREHENSIVE INCOME (LOSS)
Net income	$107	$99	$363	$165
Other comprehensive income (loss), net of tax - Note M
Unrealized translation gain (loss)	68	11	(314)	25
Pension and postretirement obligation adjustment	(2)	(3)	(13)	(12)
Unrealized loss on available-for-sale securities	(3)	—	(3)	—
Other comprehensive income (loss)	63	8	(330)	13
Comprehensive income	$170	$107	$33	$178

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
(In millions - unaudited)	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$1,113	$1,393
Accounts receivable (a)	1,010	1,202
Inventories - Note F	700	765
Deferred income taxes	123	118
Other assets	146	83
Total current assets	3,092	3,561
Noncurrent assets
Property, plant and equipment
Cost	4,085	4,275
Accumulated depreciation	1,918	1,861
Net property, plant and equipment	2,167	2,414
Goodwill - Note G	2,509	2,643
Intangibles - Note G	1,180	1,309
Restricted investments - Note A	302	—
Asbestos insurance receivable - Note K	183	433
Equity and other unconsolidated investments	66	81
Other assets	456	479
Total noncurrent assets	6,863	7,359
Total assets	$9,955	$10,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note H	$231	$329
Current portion of long-term debt - Note H	105	9
Trade and other payables	544	674
Accrued expenses and other liabilities	494	675
Total current liabilities	1,374	1,687
Noncurrent liabilities
Long-term debt - Note H	3,362	2,911
Employee benefit obligations - Note J	849	1,468
Asbestos litigation reserve - Note K	676	701
Deferred income taxes	102	110
Other liabilities	425	460
Total noncurrent liabilities	5,414	5,650
Commitments and contingencies - Note K
Stockholders’ equity	3,167	3,583

Total liabilities and stockholders’ equity	$9,955	$10,920

(a)	Accounts receivable includes an allowance for doubtful accounts of $13 million at June 30, 2015 and September 30, 2014, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	(a)	Total
BALANCE AT SEPTEMBER 30, 2014	$1	$—	$3,475	$107		$3,583
Total comprehensive income (loss)			363	(330)		33
Regular dividends, $1.07 per common share			(72)			(72)
Common shares issued under stock
incentive and other plans (b)		28	(8)			20
Repurchase of common shares (c)			(397)			(397)
BALANCE AT JUNE 30, 2015	$1	$28	$3,361	$(223)		$3,167

(a)
At June 30, 2015 and September 30, 2014, the after-tax accumulated other comprehensive loss of $223 million and gain of $107 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $46 million and $59 million, respectively, net unrealized translation loss of $266 million and gain of $48 million, respectively, and net unrealized loss on available-for-sale securities of $3 million and zero, respectively.

(b)
Common shares issued were 407,256 for the nine months ended June 30, 2015 and includes the impact of the modification of certain performance shares. See Note N of the Notes to Condensed Consolidated Financial Statements for further information.

(c)	Common shares repurchased were 3,078,136 for the nine months ended June 30, 2015. See Note M of the Notes to Condensed Consolidated Financial Statements.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2015	2014
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$363	$165
Income from discontinued operations (net of tax)	(113)	(67)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	255	281
Debt issuance cost amortization	17	11
Deferred income taxes	(16)	(20)
Equity income from affiliates	(12)	(22)
Distributions from equity affiliates	18	7
Stock based compensation expense	22	26
Loss on early retirement of debt	8	—
Gain on available-for-sale securities	(1)	—
Net loss (gain) on divestitures	118	(3)
Impairments of equity investments and in-process research and development	14	59
Pension contributions	(592)	(27)
Losses on pension and other postretirement plan remeasurements	9	121
Change in operating assets and liabilities (a)	(249)	(127)
Total cash flows provided (used) by operating activities from continuing operations	(159)	404
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(147)	(152)
Proceeds from disposal of property, plant and equipment	2	9
Purchase of operations - net of cash acquired	(5)	(2)
Proceeds from sale of operations or equity investments	133	92
Proceeds from sales of available-for-sale securities	315	—
Purchase of available-for-sale securities	(315)	—
Funds restricted for specific transactions	(320)	—
Proceeds from the settlement of derivative instruments	17	—
Payments for the settlement of derivative instruments	(5)	—
Total cash flows used by investing activities from continuing operations	(325)	(53)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	1,100	—
Repayment of long-term debt	(559)	(12)
Premium on long-term debt repayment	(8)	—
Proceeds (repayment) from short-term debt	(98)	58
Repurchase of common stock	(397)	(125)
Debt issuance costs	(9)	—
Cash dividends paid	(72)	(79)
Excess tax benefits related to share-based payments	9	10
Total cash flows used by financing activities from continuing operations	(34)	(148)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(518)	203
Cash provided (used) by discontinued operations
Operating cash flows	261	48
Investing cash flows	19	(27)
Total cash provided by discontinued operations	280	21
Effect of currency exchange rate changes on cash and cash equivalents	(42)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(280)	224
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,393	346
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,113	$570

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Results of operations for the period ended June 30, 2015 are not necessarily indicative of the expected results for the remaining quarter in the fiscal year. Additionally, certain prior period data has been reclassified in the Condensed Consolidated Financial Statements and accompanying notes to conform to the current period presentation.
Ashland is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline. On July 31, 2014, Ashland completed the sale of the assets and liabilities of Ashland Water Technologies (Water Technologies). As a result of this sale, all prior period operating results and cash flows related to Water Technologies have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows. In addition to the sale of Water Technologies, Ashland sold certain assets remaining in its portfolio of businesses which are discussed in Note B. See Notes C, D and O for additional information on this activity and related results as well as Ashland’s current reportable segment results.
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
Restricted investments
On January 13, 2015, Ashland and Hercules, a wholly owned subsidiary of Ashland that was acquired in 2009, entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement). During the March 2015 quarter, Ashland placed $335 million of the settlement funds into a renewable annual trust restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

claims. These funds are presented primarily as noncurrent assets, with $30 million classified within other current assets in the Condensed Consolidated Balance Sheets.
As of June 30, 2015, the funds were primarily invested in equity and corporate bond investments with a portion maintained in demand deposits. The funds within the trust are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in the stockholders' equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income. Interest income and realized gains and losses on the available-for-sale securities are reported in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income. See Notes E and K for additional information regarding fair value of these investments within the trust and the January 2015 asbestos insurance settlement.
New accounting standards
A description of new U.S. GAAP accounting standards issued and adopted during the current year is required in interim financial reporting.  A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The following standards relevant to Ashland were either issued or adopted in the current period or will become effective in a subsequent period.
In April 2015, the FASB issued accounting guidance to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The adoption of the new guidance is on a retrospective basis. Ashland elected to early adopt this guidance for debt issuance costs during the quarter ending June 30, 2015. As a result, Ashland reclassed $27 million and $31 million from other noncurrent assets to long-term debt within the Condensed Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014, respectively.
In May 2014, the FASB issued accounting guidance outlining a single comprehensive five step model for entities to use in accounting for revenue arising from contracts with customers (ASC 606 Revenue from Contracts with Customers). The new guidance supersedes most current revenue recognition guidance, in an effort to converge the revenue recognition principles within U.S. GAAP. This new guidance also requires entities to disclose certain quantitative and qualitative information regarding the nature, amount, timing and uncertainty of qualifying revenue and cash flows arising from contracts with customers. Entities have the option of using a full retrospective or a modified retrospective approach to adopt the new guidance. During July 2015, the FASB delayed the effective date of this standard by one year. As a result, this guidance now becomes effective for Ashland on October 1, 2018. Ashland is currently evaluating the new accounting standard and the available implementation options the standard allows as well as the impact this new guidance will have on Ashland's Condensed Consolidated Financial Statements.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - DIVESTITURES
Industrial Biocides
During May 2015, Ashland entered into a definitive sale agreement to sell the industrial biocides assets within Specialty Ingredients, which closed on July 1, 2015. As a result of the sale, Ashland expects to report net cash proceeds of approximately $30 million in the Statement of Condensed Consolidated Cash Flows during the upcoming September 2015 quarter and recognize a nominal gain before tax and after customary closing costs.
The sale of Specialty Ingredient's industrial biocides assets did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results.
Valvoline Car Care Products
In April 2015, Ashland entered into a definitive sale agreement to sell Valvoline's car care product assets for $24 million, which included Car Brite™ and Eagle One™ automotive appearance products. During the March 2015 quarter, Ashland recognized a loss of $26 million before tax to recognize the assets at fair value less cost to sell since the assets met the U.S. GAAP held for sale criteria at March 31, 2015. The loss is reported within the net gain (loss) on divestitures caption within the Statements of Consolidated Comprehensive Income. The transaction closed on June 30, 2015 and Ashland received net proceeds of $19 million after adjusting for certain customary closing costs and final working capital totals.
The sale of Valvoline's car care product assets did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results.
Valvoline Joint Venture
During April 2015, Ashland sold a Valvoline joint venture equity investment in Venezuela. During the nine months ended June 30, 2015, Ashland recognized a $14 million impairment, for which there was no tax effect, within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.
Ashland’s decision to sell the equity investment and the resulting charge recorded in the prior quarter is reflective of the continued devaluation of the Venezuelan currency (bolivar) based on changes to the Venezuelan currency exchange rate mechanisms during the prior quarter. In addition, the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar had restricted the joint venture’s ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations and cash flow limitations, combined with other recent Venezuelan regulations and the impact of declining oil prices on the Venezuelan economy, had significantly restricted Ashland’s ability to conduct normal business operations through the joint venture arrangement. Ashland determined this divestiture does not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results, and thus it does not qualify for discontinued operations treatment.
MAP Transaction
As part of the 2005 transfer of Ashland's 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction), Marathon is entitled to the tax deductions for Ashland's future payments of certain contingent liabilities, including asbestos liabilities, related to previously owned businesses of Ashland. Marathon agreed to compensate Ashland for these tax deductions and Ashland established a discounted receivable, which represented the estimated present value of probable recoveries from Marathon for the portion of their future tax deductions. As a result of the January 2015 asbestos insurance settlement, Ashland recorded a $7 million charge during the nine months ended June 30, 2015 within the net gain (loss) on divestitures caption of the Statements of Consolidated

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES (continued)

Comprehensive Income and accordingly reduced the discounted receivable by the same amount. The total MAP receivable remaining as of June 30, 2015 was $9 million. See Note K for more information related to the January 2015 asbestos insurance settlement.
Elastomers
On October 9, 2014, Ashland entered into a definitive agreement to sell the Elastomers division of the Performance Materials reportable segment, which operated a 250-person manufacturing facility in Port Neches, Texas, to Lion Copolymer Holdings, LLC. The Elastomers division, which primarily served the North American replacement tire market, accounted for approximately 5% of Ashland's 2014 sales of $6.1 billion and 18% of Ashland Performance Materials' $1.6 billion in sales in 2014. The sale was completed on December 1, 2014 in a transaction valued at approximately $120 million which was subject to working capital adjustments. The total post-closing adjusted cash proceeds received before taxes by Ashland during the nine months ended June 30, 2015 was $109 million, which includes working capital adjustments and transaction costs, as defined in the definitive agreement.
Elastomers' net assets as of November 30, 2014 were $191 million which primarily included accounts receivable, inventory, property, plant and equipment, non-deductible goodwill and other intangibles and payables. Since the net proceeds received were less than book value, Ashland recorded a loss of $86 million pre-tax within the net gain (loss) on divestiture caption within the Statements of Consolidated Comprehensive Income during the nine months ended June 30, 2015. The related tax effect was a benefit of $28 million included in the income tax expense caption within the Statements of Consolidated Comprehensive Income.
Ashland determined that the sale of Elastomers did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results. As such, Elastomers' results were included in the Performance Materials reportable segment results of operations and financial position within the Statements of Consolidated Comprehensive Income and Condensed Consolidated Balance Sheets, respectively, until its December 1, 2014 sale. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Elastomers division are now reported as selling, general and administrative expense within continuing operations on a consolidated basis within the Unallocated and other segment. These costs were $3 million and $8 million during the three and nine months ended June 30, 2015, respectively.
Water Technologies
On July 31, 2014, Ashland sold the Water Technologies business to a fund managed by Clayton, Dubilier & Rice (CD&R) in a transaction valued at approximately $1.8 billion. The total post-closing adjusted cash proceeds received by Ashland during 2014, before taxes, was $1.6 billion, which includes estimates for certain working capital and other post-closing adjustments, as defined in the definitive agreement. During the nine months ended June 30, 2015, Ashland received approximately $42 million of the $48 million of delayed purchase price funds related to a foreign entity which completed certain regulatory closing requirements. Ashland received the remainder of these funds in July 2015. Final settlement of working capital and other post-closing adjustments occurred during the nine months ended June 30, 2015 resulting in a payment of approximately $20 million to CD&R.
Since this transaction signified Ashland’s exit from the Water Technologies business, Ashland has classified Water Technologies’ results of operations and cash flows within the Statements of Consolidated Comprehensive Income and Statements of Condensed Consolidated Cash Flows as discontinued operations for prior periods presented. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Water Technologies reportable segment do not qualify for classification within discontinued operations and are now

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES (continued)

reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $9 million and $28 million during the three and nine months ended June 30, 2014, respectively.
Ashland retained and agreed to indemnify CD&R for certain liabilities of the Water Technologies business arising prior to the closing of the sale, including certain pension and postretirement liabilities, environmental remediation liabilities and certain legacy liabilities relating to businesses disposed or discontinued by the Water Technologies business. Costs directly related to these retained liabilities have been included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during the three and nine months ended June 30, 2014. The ongoing effects of the pension and postretirement plans for former Water Technologies employees are reported within the Unallocated and other segment.
Ashland provides certain transition services to CD&R for a fee. During the three and nine months ended June 30, 2015, Ashland recognized transition service fees of $8 million and $25 million, respectively, within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. While the transition services vary in duration depending upon the type of service provided, Ashland will continue to reduce costs as the transition services are completed. See Note C for further information on the results of operations of Water Technologies for all periods presented.
Casting Solutions joint venture
During 2014, Ashland, in conjunction with its partner, initiated a process to sell the ASK Chemicals GmbH (ASK) joint venture, in which Ashland had 50% ownership. As part of the sale process, Ashland determined that the fair value of its investment in the ASK joint venture was less than the carrying value and that an other than temporary impairment had occurred. As a result, Ashland recognized an impairment of $4 million and $50 million related to its investment in the ASK joint venture during the three and nine months ended June 30, 2014, respectively. These charges were recognized within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.
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
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, which qualified as a discontinued operation, and from the 2009 acquisition of Hercules, a wholly-owned subsidiary of Ashland.  Adjustments to the recorded litigation reserves and related insurance receivables are recorded within discontinued operations. During the nine months ended June 30, 2015, Ashland recorded an after-tax gain of $120 million within discontinued operations due to the January 2015 asbestos insurance settlement.  See Note K for more information related to the adjustments on asbestos liabilities and receivables.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DISCONTINUED OPERATIONS (continued)

As previously described in Note B, on July 31, 2014, Ashland completed the sale of the Water Technologies business to CD&R. Sales for the three and nine months ended June 30, 2014 were $441 million and $1,308 million, respectively. The results of operations for the three and nine months ended June 30, 2014 are included in the table below. Ashland has made certain post-closing adjustments, including the pension plan remeasurement discussed in Note J, as defined by the definitive agreement, during the nine months ended June 30, 2015.
On March 31, 2011, Ashland completed the sale of the Ashland Distribution (Distribution) reportable segment to Nexeo Solutions, LLC for substantially all of the assets and certain liabilities of this global distribution business.  Ashland determined that this sale qualified as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the distribution business.  Ashland has made subsequent adjustments to the gain on sale of Distribution, primarily relating to the tax effects of the sale.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2015 and 2014.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2015	2014	2015	2014
Income (loss) from discontinued operations (net of tax)
Asbestos-related litigation	$(10)	$(3)	$110	$(4)
Water Technologies (a)	2	33	—	74
Distribution	—	(2)	—	(3)
Gain on disposal of discontinued operations (net of tax)
Water Technologies	—	—	3	—
Total income (loss) from discontinued operations (net of tax)	$(8)	$28	$113	$67

(a)	For the three and nine months ended June 30, 2014, pretax income recorded for Water Technologies was $46 million and $101 million, respectively.
NOTE D – RESTRUCTURING ACTIVITIES
Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
During 2014, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland announced a voluntary severance offer (VSO) to certain U.S. employees. Approximately 400 employees were formally approved for the VSO. Additionally, during 2014, an involuntary program for employees was also initiated as part of the global restructuring program. Substantially all payments related to the VSO and involuntary programs will be paid by the end of fiscal 2015. The VSO and involuntary programs resulted in $16 million and $91 million of expense being recognized during the three and nine months ended June 30, 2014, respectively. Of these amounts, $13 million was recorded within the cost of sales caption for the nine months ended June 30, 2014, and $16 million and $78 million during the three and nine months ended June 30, 2014, respectively, were recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. In addition, the employee reductions resulted in a pension curtailment being recorded during the prior year period. See Note J for further information. As of June 30, 2015 and September 30, 2014,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – RESTRUCTURING ACTIVITIES (continued)

the remaining restructuring reserve for this global restructuring program was $12 million and $53 million, respectively.
As of June 30, 2015 and September 30, 2014, the remaining $1 million and $3 million, respectively, in restructuring reserves for other previously announced programs principally consisted of expected future severance payments for programs implemented during 2011.
During the March 2014 quarter, Ashland incurred an additional $3 million lease abandonment charge related to its exit from an office facility that was obtained as part of the Hercules acquisition. The costs related to the reserve will be paid over the remaining lease term through May 2016. As of June 30, 2015 and September 30, 2014, the remaining restructuring reserve for all qualifying facility costs totaled $4 million and $9 million, respectively.
The following table summarizes the related activity in these reserves for the nine months ended June 30, 2015 and 2014.  The severance reserves and facility costs reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2014	$56	$9	$65
Reserve adjustments	(2)	(2)	(4)
Utilization (cash paid)	(41)	(3)	(44)
Balance at June 30, 2015	$13	$4	$17

Balance as of September 30, 2013	$17	$8	$25
Restructuring reserve	91	4	95
Reserve adjustments	(1)	—	(1)
Utilization (cash paid)	(34)	(2)	(36)
Balance at June 30, 2014	$73	$10	$83
Specialty Ingredients Restructuring
During the March 2015 quarter, Specialty Ingredients committed to a restructuring plan within an existing manufacturing facility. As a result, during the three and nine months ended June 30, 2015, restructuring charges of $2 million and $20 million, respectively, were recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income. As of June 30, 2015, the remaining restructuring reserve related to severance for the Specialty Ingredients' manufacturing facility totaled $13 million. The restructuring plan is expected to be completed during fiscal 2016.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

For assets that are measured using quoted prices in active markets (Level 1), the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs (Level 2) are primarily valued by reference to quoted prices of similar assets or liabilities in active markets (market approach), adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which unobservable inputs are used (Level 3), fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models that Ashland deems reasonable. During the March 2015 quarter, Ashland recorded two impairments which represented nonrecurring fair value measurements relating to Valvoline assets using observable inputs considered Level 2 fair values within the fair value hierarchy.
The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2015.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,113	$1,113	$1,113	$—	$—
Restricted investments (a)	332	332	332	—	—
Deferred compensation investments (b)	187	187	43	144	—
Investments of captive insurance company (b)	3	3	3	—	—
Foreign currency derivatives	3	3	—	3	—
Total assets at fair value	$1,638	$1,638	$1,491	$147	$—

Liabilities
Foreign currency derivatives	$2	$2	$—	$2	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
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
Restricted investments
As discussed in Note A, during the June 2015 quarter, Ashland diversified the restricted investments, received from the January 2015 asbestos insurance settlement, into primarily equity and corporate bond mutual funds that are designated as available-for-sale securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $30 million classified within other current assets, in the Condensed Consolidated Balance Sheets. The following table provides a summary of the available-for-sale securities portfolio as of June 30, 2015:

(In millions)	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2015	Cost	gain	loss	Value
Demand deposit	$22	$—	$—	$22
Equity mutual fund	195	—	(2)	193
Corporate bond mutual fund	120	—	(3)	117
Total	$337	$—	$(5)	$332
Investment income of $1 million was recognized during the current quarter within net interest and other financing expense in the Statements of Consolidated Comprehensive Income. The unrealized losses were recognized within accumulated other comprehensive income (AOCI). At June 30, 2015, Ashland considered the decline in market value of its restricted investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. Ashland invests in highly-rated mutual funds comprised principally of investment grade securities. No realized gain or loss was reclassified out of AOCI and no other-than-temporary impairment was recognized in AOCI during the three and nine months ended June 30, 2015.
Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three and nine months ended June 30, 2015 and 2014 within the Statements of Consolidated Comprehensive Income.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2015	2014	2015	2014
Foreign currency derivative gain (loss)	$9	$(2)	$(7)	$3
The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2015 and September 30, 2014 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2015	2014
Foreign currency derivative assets	$1	$2
Notional contract values	214	88

Foreign currency derivative liabilities	$2	$4
Notional contract values	383	281
Net investment hedges
During 2014, Ashland entered into foreign currency contracts in order to manage the foreign currency exposure of the net investment in certain foreign operations, as a result of certain proceeds from the sale of Water Technologies being received in non-U.S. denominated currencies. Ashland designated the foreign currency contracts as hedges of net investment in its foreign subsidiaries. As a result, Ashland records these hedges at fair value using forward rates, with the effective portion of the gain or loss reported as a component of the cumulative translation adjustment within AOCI and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income. During the three and nine months ended June 30, 2015, these foreign currency contracts were settled and Ashland entered into new foreign currency contracts designated as hedges of net investments in foreign subsidiaries. These settlements resulted in net gains, within the cumulative translation adjustment within AOCI, of $12 million for the three and nine months ended June 30, 2015.
As of June 30, 2015 and September 30, 2014, the total notional value of foreign currency contracts equaled $189 million and $206 million, respectively. The fair value of Ashland's net investment hedge assets and liabilities are calculated using forward rates. Accordingly, these instruments are deemed to be Level 2 measurements within the fair value hierarchy. Counterparties to these net investment hedges are highly rated financial institutions which Ashland believes carry only a nominal risk of nonperformance. The following table summarizes the fair value of the outstanding net investment hedge instruments as of June 30, 2015 and September 30, 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

		June 30	September 30
(In millions)	Consolidated balance sheet caption	2015	2014
Net investment hedge assets	Accounts receivable	$2	$9
Net investment hedge liabilities (a)	Accrued expenses and other liabilities	—	5

(a)	Denotes a value less than $1 million.
The following table summarizes the change in the unrealized gain on the net investment hedge instruments recognized within the cumulative translation adjustment within AOCI during the three and nine months ended June 30, 2015. No portion of the gain was reclassified to income during the three and nine months ended June 30, 2015. There was no hedge ineffectiveness with these instruments during the three and nine months ended June 30, 2015.

	Three months ended	Nine months ended
	June 30	June 30
(In millions)	2015	2015
Change in unrealized gain in AOCI	$2	$2
Tax impact of change in unrealized gain in AOCI	(1)	(1)
Other financial instruments
At June 30, 2015 and September 30, 2014, Ashland’s long-term debt (including the current portion and excluding debt issuance costs) had a carrying value of $3,494 million and $2,951 million, respectively, compared to a fair value of $3,643 million and $3,102 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE F – INVENTORIES
Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2015	2014
Finished products	$537	$557
Raw materials, supplies and work in process	205	239
LIFO reserve	(42)	(31)
	$700	$765
NOTE G – GOODWILL AND OTHER INTANGIBLES
Goodwill
Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  For its July 1, 2014 assessment, Ashland determined that its reporting units for allocation of goodwill included the Specialty Ingredients and Valvoline reportable segments, and the Composites, Intermediates/Solvents, and Elastomers reporting units within the Performance Materials reportable segment, and determined at that time that no impairment existed. As discussed in Note B, Ashland sold the Elastomers division on December 1, 2014 and as a result, Elastomers is no longer a reporting unit as of June 30, 2015.
The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2015.

	Specialty	Performance
(In millions)	Ingredients	Materials	(a)	Valvoline	Total
Balance at September 30, 2014	$2,129	$346		$168	$2,643
Acquisitions (b)	—	—		3	3
Divestiture (c)	—	(10)		(1)	(11)
Currency translation adjustment	(108)	(18)		—	(126)
Balance at June 30, 2015	$2,021	$318		$170	$2,509

(a)	As of June 30, 2015, goodwill consisted of $172 million for the Intermediates/Solvents reporting unit and $146 million for the Composites reporting unit.

(b)	Relates to Valvoline Instant Oil ChangeSM center acquisitions during the June 30, 2015 quarter.

(c)	Divestiture caption represents the amounts of goodwill for the sale of Elastomers and Valvoline car care products. See Note B for additional information.
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
IPR&D and certain intangible assets within trademarks and trade names have been classified as indefinite-lived and had a balance of $322 million as of June 30, 2015 and September 30, 2014. During the nine months ended June 30, 2014, Ashland incurred a $9 million impairment related to certain IPR&D assets associated with the acquisition of International Specialty Products Inc. (ISP). This charge was included in the research and development expense caption of the Statements of Consolidated Comprehensive Income. Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of June 30, 2015 and September 30, 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

	June 30, 2015
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names (a) (b)	$59	$(43)	$16
Intellectual property (a)	809	(256)	553
Customer relationships (b)	429	(140)	289
Total definite-lived intangible assets	1,297	(439)	858

Indefinite-lived intangible assets
IPR&D	19	—	19
Trademarks and trade names	303	—	303
Total intangible assets	$1,619	$(439)	$1,180

(a)	Elastomers had a gross carrying amount for trademarks/trade names and intellectual property of $6 million and $18 million, respectively, with $5 million of accumulated amortization for each caption.

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
Amortization expense recognized on intangible assets was $19 million and $22 million for the three months ended June 30, 2015 and 2014, respectively, and $60 million and $67 million for the nine months ended June 30, 2015 and 2014, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Estimated amortization expense for future periods is $79 million in 2015 (includes nine months actual and three months estimated), $77 million in 2016, $77 million in 2017, $77 million in 2018 and $73 million in 2019.
NOTE H – DEBT
The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

	June 30	September 30
(In millions)	2015	2014
4.750% notes, due 2022	$1,120	$1,120
3.875% notes, due 2018	700	700
3.000% notes, due 2016	50	600
6.875% notes, due 2043	376	376
Term Loan, due 2020	1,100	—
Accounts receivable securitization (a)	205	255
6.50% junior subordinated notes, due 2029	136	134
Revolving credit facility	—	45
Other international loans, interest at a weighted-
average rate of 6.4% at June 30, 2015 (5.6% to 9.8%)	26	29
Medium-term notes, due 2019, interest of 9.4% at June 30, 2015	5	14
Other (b)	(20)	(24)
Total debt	3,698	3,249
Short-term debt	(231)	(329)
Current portion of long-term debt	(105)	(9)
Long-term debt (less current portion and debt issuance costs)	$3,362	$2,911

(a)	During the December 2014 quarter, the potential funding for qualified receivables was reduced from $275 million to $250 million.

(b)	Other includes $27 million and $31 million of debt issuance costs as of June 30, 2015 and September 30, 2014, respectively.

The scheduled aggregate maturities of debt by year are as follows: $277 million remaining in 2015, $73 million in 2016, $69 million in 2017, $810 million in 2018 and $143 million in 2019.  The borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2015 revolving credit facility) was $1,128 million, due to a reduction of $72 million for letters of credit outstanding at June 30, 2015. Ashland's total borrowing capacity at June 30, 2015 was $1,147 million, which includes $19 million of available capacity from the accounts receivable securitization facility.
Senior notes refinancing and 2015 Senior Credit Agreement
During the June 2015 quarter, Ashland completed certain refinancing transactions related to the $600 million 3.000% senior notes due 2016 (2016 senior notes). Ashland commenced a cash tender offer to purchase for cash any and all of its outstanding 2016 senior notes. At the close of the tender offer, $550 million aggregate principal amount of the 2016 senior notes was tendered by note holders, representing approximately 92% of the outstanding 2016 senior notes, which have been purchased by Ashland. Subsequently, Ashland redeemed the remaining balance of the 2016 senior notes of $50 million on July 23, 2015.
In connection with the tender offer and redemption, in the June 2015 quarter Ashland entered into a Credit Agreement (the 2015 Senior Credit Agreement), which replaced the 2013 Senior Credit Facility, and was comprised of a new five-year senior unsecured revolving credit facility in an aggregate amount of $1.2 billion (the 2015 revolving credit facility) and a five-year senior unsecured term loan facility in an aggregate principal amount of $1.1 billion (the term loan facility).
During the June 2015 quarter, Ashland used the proceeds from borrowings under the $1.1 billion term loan facility along with cash on hand (i) to fund the tender offer of the 2016 senior notes, (ii) to pay in full the outstanding loans under the 2013 Senior Credit Facility, (iii) to pay accrued interest, fees and expenses under the 2013 Senior Credit Facility and the 2016 senior notes, (iv) to contribute funds to the U.S. pension plans impacted by the pension plan settlement program discussed in Note J, and (v) to pay fees and expenses incurred in connection with the entry into the 2015 Senior Credit Agreement. As a result of the tender offer, Ashland

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

recognized an $8 million charge related to an early redemption premium payment, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2015.
Ashland incurred $10 million of new debt issuance costs in connection with the 2015 Senior Credit Agreement, of which $3 million was recognized immediately within the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2015. The remaining $7 million will be amortized over the term of the 2015 Senior Credit Agreement using the effective interest method. Additionally, as a result of the termination of the 2013 Senior Credit Facility and the repayment of the 2016 senior notes, Ashland recognized a $3 million charge for the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2015.
Covenant restrictions
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of June 30, 2015, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratios permitted under the 2015 Senior Credit Agreement are as follows: 3.75 from June 30, 2015 through December 31, 2016 and 3.5 from March 31, 2017 and each fiscal quarter thereafter.  At June 30, 2015, Ashland’s calculation of the consolidated leverage ratio was 2.6, which is below the maximum consolidated leverage ratio of 3.75.
The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.  At June 30, 2015, Ashland’s calculation of the interest coverage ratio was 6.6, which exceeds the minimum required consolidated ratio of 3.0.
NOTE I – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2015 is 25%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 19% and 18% for the three and nine months ended June 30, 2015, respectively. The current quarter and period tax rate was impacted by net favorable tax discrete items of $7 million and $10 million, respectively, primarily related to recording return to provision adjustments for foreign and domestic entities. These favorable tax discrete adjustments were partially offset by an accrual for an unrecognized tax benefit. The current period tax rate was also impacted by the release of a valuation reserve on certain deferred taxes.
Prior fiscal year
Ashland’s annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2014 was 22%. The overall effective tax rate was 28% and 3% for the three and nine months ended June 30, 2014, respectively. The prior year quarter tax rate was impacted by net unfavorable tax discrete items of $9 million, primarily related to recognition of outside tax basis for the Water

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES (continued)

Technologies business. In addition, the prior year period tax rate was impacted by net charges for tax discrete items of $11 million, which consisted of $15 million in a foreign income tax rate change and other divestiture-related deferred tax adjustments, partially offset by $11 million for the reversal of unrecognized tax benefits and by $2 million primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts as well as the $9 million unfavorable tax discrete item referenced in the quarter.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2015.

(In millions)
Balance at October 1, 2014	$155
Increases related to positions taken on items from prior years	8
Decreases related to positions taken on items from prior years	(18)
Increases related to positions taken in the current year	15
Lapse of the statute of limitations	(3)
Settlement of uncertain tax positions with tax authorities	(8)
Balance at June 30, 2015	$149
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $14 million for continuing operations and $8 million for discontinued operations related primarily to audit settlements and statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.
As of June 30, 2015, Ashland has recorded valuation allowances related to state net operating loss carry forwards and other state deferred tax asset balances. Ashland will continue to assess, based upon all available evidence both positive and negative, whether the valuation allowances are supportable and it is possible that an amount equal to $20 million to $30 million could be reversed in fiscal year 2015.
Other matters
During the March 2015 quarter, Ashland received funds as a result of a tax indemnity settlement. As a result, Ashland recognized $16 million of income during the nine months ended June 30, 2015 within selling, general and administrative expenses in the Statements of Consolidated Comprehensive Income.
NOTE J – EMPLOYEE BENEFIT PLANS
For the nine months ended June 30, 2015, Ashland contributed $580 million to its U.S. pension plans and $12 million to its non-U.S. pension plans. The contributions included $500 million to the U.S. pension plans impacted by the pension plan settlement program discussed below, during the three and nine months ended June 30, 2015.  Ashland expects to make additional contributions to the U.S. plans of approximately $5 million and to the non-U.S. plans of approximately $4 million during the remainder of 2015.
Pension plan settlement program
During the current quarter, Ashland began informing approximately 20,000 former employees, who are included in the approximately 53,000 participants within the primary U.S. pension plans, that Ashland is offering these participants the option of receiving a lump sum payment on their vested retirement benefit or a reduced annuity now, in lieu of receiving monthly annuity payments deferred until retirement eligibility or

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

when the participant may choose to initiate payment. Participants eligible for this program will have until August 2015 to make their election with the expected payout for those participants occurring in September 2015. Settlement payments are expected to be funded with pension plan assets.
Ashland expects to record an adjustment to income in the September 2015 quarter for settling these obligations. The actual amount of such charge will depend upon the number of eligible participants electing the lump sum payment or reduced annuity option, the actual return on plan assets, the discount rate and various actuarial assumptions.
Components of net periodic benefit costs (income)
During the nine months ended June 30, 2015, Ashland was required to remeasure a non-U.S. pension plan due to the exit of Water Technologies' employees from the plan. As a result of the remeasurement, Ashland recognized a curtailment gain of $7 million and actuarial loss of $11 million during the nine months ended June 30, 2015. Of these amounts, all of the curtailment gain and $2 million of the actuarial loss were attributable to the Water Technologies business and therefore included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2015.
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
During 2014, due to the global restructuring plan, Ashland was required to remeasure certain pension and other postretirement plan obligations, which included updating assumptions related to these plans such as the discount rate, asset values and demographic data. As a result of the remeasurements, Ashland recognized a curtailment loss of $6 million and actuarial loss of $83 million during the nine months ended June 30, 2014. In accordance with U.S. GAAP, $14 million of the actuarial loss was attributable to the Water Technologies business and included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2014.
For segment reporting purposes, service cost for continuing operations is proportionately allocated to each segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment. In accordance with U.S. GAAP, during 2014, a portion of the other components of pension and other postretirement benefit costs (i.e. interest cost, expected return on assets, and amortization of prior service credit) related to Water Technologies was reclassified from the Unallocated and other segment to the discontinued operations caption of the Statements of Consolidated Comprehensive Income. For the three and nine months ended June 30, 2014, income of $2 million and $6 million, respectively, was classified within discontinued operations.
The following table details the components of pension and other postretirement benefit costs for both continuing and discontinued operations.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

			Other postretirement
	Pension benefits		benefits
(In millions)	2015	2014	2015	2014
Three months ended June 30
Service cost (a)	$7	$9	$—	$—
Interest cost	43	45	2	3
Expected return on plan assets	(53)	(58)	—	—
Amortization of prior service credit	(1)	(1)	(4)	(5)
Curtailment, settlement and other	—	17	—	(1)
Actuarial loss	—	3	—	1
	$(4)	$15	$(2)	$(2)

Nine months ended June 30
Service cost	$20	$30	$1	$1
Interest cost	131	144	6	7
Expected return on plan assets	(162)	(177)	—	—
Amortization of prior service credit	(2)	(2)	(13)	(16)
Curtailment, settlement and other	(7)	45	—	(1)
Actuarial loss	11	99	—	1
	$(9)	$139	$(6)	$(8)

(a)	Service cost and net pension benefit costs of $0 denote values less than $1 million.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2015	2014	2014	2013	2012
Open claims - beginning of period	65	65	65	66	72
New claims filed	2	2	2	2	2
Claims settled	—	(1)	(1)	(1)	(1)
Claims dismissed	(2)	(1)	(1)	(2)	(7)
Open claims - end of period	65	65	65	65	66
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2015 quarter, it was determined that the liability total for asbestos claims did not need to be adjusted.  Total reserves for asbestos claims were $416 million at June 30, 2015 compared to $438 million at September 30, 2014.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2015	2014	2014	2013	2012
Asbestos reserve - beginning of period	$438	$463	$463	$522	$543
Reserve adjustment	—	4	4	(28)	11
Amounts paid	(22)	(24)	(29)	(31)	(32)
Asbestos reserve - end of period	$416	$443	$438	$463	$522
Ashland asbestos-related receivables
Ashland has insurance coverage for certain litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage that will be accessed.
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Substantially all of the estimated receivables from insurance companies are expected to be due from domestic insurers. Approximately 50% of the receivable is from insurance companies rated by A. M. Best, all of which have a credit rating of BBB+ or higher as of June 30, 2015.
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
As a result of this settlement, Ashland recorded an after-tax gain of $120 million within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during the nine months ended June 30, 2015. The Ashland insurance receivable balance was also reduced as a result of this settlement by $227 million within the Condensed Consolidated Balance Sheets.
In addition, Ashland placed $335 million of the settlement funds received into a renewable annual trust restricted for the purpose of paying for ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims.
At June 30, 2015, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $152 million, of which $12 million relates to costs previously paid.  Receivables from insurers amounted to $402 million at September 30, 2014.  During the June 2015 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $3 million decrease in the receivable for probable insurance recoveries.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2015	2014	2014	2013	2012
Insurance receivable - beginning of period	$402	$408	$408	$423	$431
Receivable adjustment	(3)	7	22	(3)	19
Insurance settlement	(227)	—	—	—	—
Amounts collected	(20)	(7)	(28)	(12)	(27)
Insurance receivable - end of period	$152	$408	$402	$408	$423
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2015	2014	2014	2013	2012
Open claims - beginning of period	21	21	21	21	21
New claims filed	1	1	1	1	1
Claims dismissed	(1)	(1)	(1)	(1)	(1)
Open claims - end of period	21	21	21	21	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2015 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $4 million.  Total reserves for asbestos claims were $319 million at June 30, 2015 compared to $329 million at September 30, 2014.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2015	2014	2014	2013	2012
Asbestos reserve - beginning of period	$329	$342	$342	$320	$311
Reserve adjustment	4	10	10	46	30
Amounts paid	(14)	(19)	(23)	(24)	(21)
Asbestos reserve - end of period	$319	$333	$329	$342	$320
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursement obligations pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers. Approximately 40% of the receivable is from insurance companies rated by A. M. Best, all of which have a credit rating of A+ or higher as of June 30, 2015.
As of June 30, 2015 and September 30, 2014, the receivables from insurers amounted to $56 million and $77 million, respectively. During the June 2015 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $1 million increase in the receivable for probable insurance recoveries.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2015	2014	2014	2013	2012
Insurance receivable - beginning of period	$77	$75	$75	$56	$48
Receivable adjustment	1	3	3	19	9
Insurance settlement	(22)	—	—	—	—
Amounts collected	—	(1)	(1)	—	(1)
Insurance receivable - end of period	$56	$77	$77	$75	$56
Asbestos liability projection
Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $880 million for the Ashland asbestos-related litigation and approximately $560 million for the Hercules asbestos-related litigation (or approximately $1.4 billion in the aggregate), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2015, such locations included 83 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 138 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC (MAP) in 2005) and about 1,225 service station properties, of which 73 are being actively remediated.
Ashland’s reserves for environmental remediation amounted to $188 million at June 30, 2015 compared to $197 million at September 30, 2014, of which $141 million at June 30, 2015 and $158 million at September 30, 2014 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental contingencies and asset retirement obligations during the nine months ended June 30, 2015 and 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Nine months ended
	June 30
(In millions)	2015	2014
Reserve - beginning of period	$197	$211
Disbursements	(35)	(29)
Revised obligation estimates and accretion	26	24
Reserve - end of period	$188	$206
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At June 30, 2015 and September 30, 2014, Ashland’s recorded receivable for these probable insurance recoveries was $23 million and $24 million, respectively, of which $17 million and $24 million, respectively, were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three and nine months ended June 30, 2015 and 2014.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2015	2014	2015	2014
Environmental expense	$8	$13	$22	$22
Accretion	3	—	4	2
Legal expense	1	2	4	4
Total expense	12	15	30	28

Insurance receivable	—	(1)	(1)	(3)
Total expense, net of receivable activity (a)	$12	$14	$29	$25

(a)
Net expense of $1 million and $3 million for the three and nine months ended June 30, 2015, respectively, and $1 million and $2 million for the three and nine months ended June 30, 2014, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland.  These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $385 million.  No individual remediation location is significant, as the largest reserve for any site is 14% or less of the remediation reserve.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2015 and September 30, 2014.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2015.
NOTE L – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock appreciation rights (SARs) and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.6 million at June 30, 2015 and 2014.  Earnings per share is reported under the treasury stock method.

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2015	2014	2015	2014
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$115	$71	$250	$98
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	68	78	68	78
Share-based awards convertible to common shares (a)	—	1	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	68	79	69	79

EPS from continuing operations
Basic	$1.70	$0.91	$3.66	$1.26
Diluted	1.68	0.90	3.61	1.24

(a) Denotes a value of less than one million shares.
NOTE M – STOCKHOLDERS’ EQUITY ITEMS
Stock repurchase programs
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization that will expire on December 31, 2017. This authorization allows for the same repurchase methods as the March 2014 repurchase program.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCKHOLDERS' EQUITY ITEMS (continued)

During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. Under the program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. This repurchase program was completed during the current quarter, with delivery of the final shares occurring during July 2015.
The following stock repurchase agreements were entered into as part of the $1.35 billion common stock repurchase program.
Accelerated share repurchase agreements
Ashland announced in the September 2014 quarter that it had entered into accelerated share repurchase agreements (2014 ASR Agreements) with Deutsche Bank AG, London Branch (Deutsche Bank) and JPMorgan Chase Bank, N.A. (JPMorgan) to repurchase an aggregate of $750 million of Ashland's common stock. Under the 2014 ASR Agreements, Ashland paid an initial purchase price of $750 million, split evenly between the financial institutions. As of September 30, 2014, Ashland received an initial delivery of approximately 5.9 million shares of common stock under the 2014 ASR Agreements. The 2014 ASR Agreements had a variable maturity, at the financial institutions option, with a maximum pricing period termination date of June 30, 2015. During June 2015, the 2014 ASR Agreements terminated pursuant to their terms and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $116.33 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by the financial institutions under the 2014 ASR Agreements was 6.4 million shares. Ashland received the additional 0.5 million shares from the financial institutions during July 2015 to settle the difference between the initial share delivery and the total number of shares repurchased.
During the nine months ended June 30, 2015, Ashland announced and completed accelerated share repurchase agreements (2015 ASR Agreements) with Deutsche Bank and JPMorgan to repurchase an aggregate of $270 million of Ashland's common stock. Under the 2015 ASR Agreements, Ashland paid an initial purchase price of $270 million, split evenly between the financial institutions and received an initial delivery of approximately 1.9 million shares of common stock. The 2015 ASR Agreements had a variable maturity, at the financial institutions option, with a maximum pricing period termination date of July 31, 2015. During June 2015, Deutsche Bank and JPMorgan exercised their early termination option under the 2015 ASR Agreements and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $125.22 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by the financial institutions under the 2015 ASR Agreements was 2.2 million shares. Ashland received the additional 0.3 million shares from the financial institutions during July 2015 to settle the difference between the initial share delivery and the total number of shares repurchased.
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
Ashland announced in the September 30, 2014 quarter that it had entered into an agreement with each of Deutsche Bank Securities Inc. and JPMorgan to repurchase an aggregate of $250 million of Ashland's common stock. Under the terms of the agreement, the financial institutions purchased a pre-determined number of shares on various trading days dependent upon Ashland's prevailing stock price on that date. During fiscal 2014, Ashland received 1.2 million shares of common stock for a total cost of $124 million. During the nine

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCKHOLDERS' EQUITY ITEMS (continued)

months ended June 30, 2015, Ashland completed these agreements, receiving an additional 1.2 million shares of common stock for a total cost of $127 million. The settlement price, which represents the average amount spent after commissions over the common shares repurchased throughout the program, was $104.51 per share. In total, Ashland paid $250 million and received 2.4 million shares of common stock under the agreements.
Stockholder dividends
During the three months ended June 30, 2015, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 39 cents per share to eligible shareholders of record. This was an increase from the quarterly dividends of 34 cents in the December 2014 and March 2015 quarters as well as each quarter of fiscal 2014.
Accumulated other comprehensive income
Components of other comprehensive income recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

	2015			2014
	Before	Tax	Net of	Before	Tax	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation gain	$67	$1	$68	$11	$—	$11
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(5)	3	(2)	(6)	3	(3)
Unrealized loss on available-for-sale securities	(5)	2	(3)	—	—	—
Total other comprehensive income	$57	$6	$63	$5	$3	$8

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(315)	$1	$(314)	$25	$—	$25
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(18)	5	(13)	(18)	6	(12)
Unrealized loss on available-for-sale securities	(5)	2	(3)	—	—	—
Total other comprehensive income (loss)	$(338)	$8	$(330)	$7	$6	$13

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCKHOLDERS' EQUITY ITEMS (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2015	2014	2015	2014
Cost of sales	$(2)	$(2)	$(5)	$(5)
Selling, general and administrative expense	(3)	(3)	(10)	(10)
Discontinued operations	—	(1)	(3)	(3)
Total amortization of unrecognized prior service credits	$(5)	$(6)	$(18)	$(18)
NOTE N – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Stock-based compensation expense was $7 million and $9 million for the three months ended June 30, 2015 and 2014, respectively. For the nine months ended June 30, 2015 and 2014, stock-based compensation expense was $30 million and $26 million, respectively. The nine months ended June 30, 2015 included a $7 million award modification within performance shares that was designated as a cash item and $1 million of expense related to cash-settled restricted stock awards.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted for the nine months ended June 30, 2015 and 2014 were 0.3 million and 0.4 million, respectively. No SARS were granted for the three months ended June 30, 2015 and 2014. As of June 30, 2015, there was $11 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.8 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares are subject to forfeiture upon termination of service before the vesting period ends.  Nonvested stock awards entitle employees or directors to vote the shares.  Dividends on nonvested stock awards granted are in the form of additional shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Nonvested stock awards granted were 1,800 and 56,500 for the three months ended June 30, 2015 and 2014, respectively, and 169,400 and 182,570 were granted for the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $17 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.6 years.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year performance cycle.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets over the three-year performance cycle.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for the nine months ended June 30, 2015 and 2014 were 0.1 million. No performance shares/units were granted for the three months ended June 30, 2015 and 2014. As of June 30, 2015, there was $9 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.0 years.
During the December 2014 quarter, Ashland modified certain awards of its performance shares. The awards were modified to provide that the instruments be paid in cash instead of stock. This change in payment designation caused Ashland to recognize $7 million in incremental stock-based compensation expense related to this award modification during the nine months ended June 30, 2015.
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
Reportable segment business descriptions
Specialty Ingredients is a global leader in cellulose ethers and vinyl pyrrolidones. It offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Specialty Ingredients uses natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, as well as acrylic and polyurethane-based adhesives. Specialty Ingredients includes two divisions; Consumer Specialties and Industrial Specialties that offer comprehensive and innovative solutions for today’s demanding consumer and industrial applications. Key customers include: pharmaceutical companies; makers of personal care products, food and beverages; manufacturers of paint, coatings and construction materials; packaging and converting; and oilfield service companies.
During the June 2015 quarter, Ashland entered into a definitive agreement to sell the industrial biocides assets within Specialty Ingredients. See Note B for information on the divestiture of these assets.
Subsequent to the sale of Elastomers on December 1, 2014, Performance Materials is comprised of two divisions: Composites and Intermediates/Solvents. Elastomers results were included in Performance Materials' results of operations within the Statements of Consolidated Comprehensive Income until its December 1, 2014 sale. Performance Materials is the global leader in unsaturated polyester resins and vinyl ester resins. The business unit has leading positions in gelcoats, maleic anhydride, butanediol, tetrahydrofuran, N-Methylpyrrolidone, and other intermediates and solvents. Key customers include: manufacturers of residential and commercial building products; infrastructure engineers; wind blade and pipe manufacturers; automotive

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – REPORTABLE SEGMENT INFORMATION (continued)

and truck OEM suppliers; boatbuilders; adhesives, engineered plastics and electronic producers; and specialty chemical manufacturers.
The Performance Materials business unit also provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture, which was sold on June 30, 2014. See Note B for information on the divestiture of this investment and the Elastomers division.
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, and automotive chemicals. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 940 Valvoline Instant Oil ChangeSM centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; NextGen™ motor oil, created with recycled, re-refined base oil; SynPower™ synthetic motor oil; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors. During the June 2015 quarter, Ashland sold its Valvoline car care product assets, including Car Brite™ and Eagle One™ automotive appearance products, and sold its joint venture equity investment within Venezuela.
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
The following table presents various financial information for each reportable segment for the three and nine months ended June 30, 2015 and 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – REPORTABLE SEGMENT INFORMATION (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2015	2014	2015	2014
SALES
Specialty Ingredients	$579	$653	$1,722	$1,862
Performance Materials	278	420	902	1,199
Valvoline	510	532	1,483	1,522
	$1,367	$1,605	$4,107	$4,583
OPERATING INCOME (LOSS)
Specialty Ingredients	$75	$80	$200	$192
Performance Materials	13	22	68	—
Valvoline	107	90	273	246
Unallocated and other (a)	1	(49)	18	(216)
	$196	$143	$559	$222

(a)
As a result of the sale of Water Technologies on July 31, 2014, Unallocated and other is impacted by certain items related to discontinued operations accounting. For the three and nine months ended June 30, 2014, Unallocated and other includes $9 million and $28 million, respectively, of costs previously charged to the Water Technologies business for primarily indirect corporate cost allocations that U.S. GAAP provisions require to be included within continuing operations.

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
Ashland’s sales generated outside of North America were 47% for the nine months ended June 30, 2015 and 2014.  Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2015	2014	2015	2014
North America (a)	52%	53%	53%	53%
Europe	24%	25%	24%	25%
Asia Pacific	17%	15%	16%	15%
Latin America & other	7%	7%	7%	7%
	100%	100%	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Reportable segments
Ashland’s reporting structure is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline.  For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 50.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Reportable Segment	2015	2014	2015	2014
Specialty Ingredients	43%	41%	42%	41%
Performance Materials	20%	26%	22%	26%
Valvoline	37%	33%	36%	33%
	100%	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
The following recent transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Financing activities
Senior notes refinancing and 2015 Senior Credit Agreement
During the June 2015 quarter, Ashland completed certain refinancing transactions related to the $600 million 3.000% senior notes due 2016 (2016 senior notes). Ashland commenced a cash tender offer to purchase for cash any and all of its outstanding 2016 senior notes. At the close of the tender offer, $550 million aggregate principal amount of the 2016 senior notes was tendered by note holders, representing approximately 92% of the outstanding 2016 senior notes, which have been purchased by Ashland. Subsequently, Ashland redeemed the remaining balance of the 2016 senior notes of $50 million on July 23, 2015.
In connection with the tender offer and redemption, in the June 2015 quarter Ashland entered into a Credit Agreement (the 2015 Senior Credit Agreement), which replaced the 2013 Senior Credit Facility, and was comprised of a new five-year senior unsecured revolving credit facility in an aggregate amount of $1.2 billion (the 2015 revolving credit facility) and a five-year senior unsecured term loan facility in an aggregate principal amount of $1.1 billion (the term loan facility).
During the June 2015 quarter, Ashland used the proceeds from borrowings under the $1.1 billion term loan facility along with cash on hand (i) to fund the tender offer of the 2016 senior notes, (ii) to pay in full the outstanding loans under the 2013 Senior Credit Facility, (iii) to pay accrued interest, fees and expenses under the 2013 Senior Credit Facility and the 2016 senior notes, (iv) to contribute funds to the U.S. pension plans impacted by the pension plan settlement program discussed in Note J of the Notes to Condensed Consolidated Financial Statements, and (v) to pay fees and expenses incurred in connection with the entry into the 2015 Senior Credit Agreement. As a result of the tender offer, Ashland recognized an $8 million charge related to an early redemption premium payment, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2015.
Ashland incurred $10 million of new debt issuance costs in connection with the 2015 Senior Credit Agreement, of which $3 million was recognized immediately within the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2015. The remaining $7 million will be amortized over the term of the 2015 Senior Credit Agreement using the effective interest method. Additionally, as a result of the termination of the 2013 Senior Credit Facility and the repayment of the 2016 senior notes, Ashland recognized a $3 million charge for the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2015.
Stock repurchase programs
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization that will expire on December 31, 2017. This authorization allows for the same repurchase methods as the March 2014 repurchase program.
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. Under this program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. Ashland completed this program during the current quarter, with delivery of the final shares occurring during July 2015. The following summarizes stock repurchase agreements that have been entered into as part of the $1.35 billion common stock repurchase program.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	In July 2014, completed a prepaid variable share repurchase agreement for $80 million and received 0.8 million shares.

•
In August 2014, entered into $750 million accelerated share repurchase agreements that were completed during the June 2015 quarter and received 6.4 million shares, of which 0.5 million shares were received during July 2015.

•	In August 2014, entered into $250 million share repurchase agreements that were completed during the December 2014 quarter and received 2.4 million shares.

•
In January 2015, entered into $270 million accelerated share repurchase agreements that were completed during the June 2015 quarter and received 2.2 million shares, of which 0.3 million shares were received during July 2015.

In total, Ashland has spent $1.35 billion in stock repurchase programs and has received approximately 11.8 million shares of common stock to date.
Divestitures
Industrial Biocides
During May 2015, Ashland entered into a definitive sale agreement to sell the industrial biocides assets within Specialty Ingredients, which closed on July 1, 2015. As a result of the sale, Ashland expects to report net cash proceeds of approximately $30 million in the Statement of Condensed Consolidated Cash Flows during the upcoming September 2015 quarter and recognize a nominal gain before tax and after customary closing costs.
The sale of Specialty Ingredient's industrial biocides assets did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results.
Valvoline Car Care Products
In April 2015, Ashland entered into a definitive sale agreement to sell Valvoline's car care product assets for $24 million, which included Car Brite™ and Eagle One™ automotive appearance products. During the March 2015 quarter, Ashland recognized a loss of $26 million before tax to recognize the assets at fair value less cost to sell since the assets met the U.S. GAAP held for sale criteria at March 31, 2015. The loss is reported within the net gain (loss) on divestitures caption within the Statements of Consolidated Comprehensive Income. The transaction closed on June 30, 2015 and Ashland received net proceeds of $19 million after adjusting for certain customary closing costs and final working capital totals.
The sale of Valvoline's car care product assets did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results.
Valvoline Joint Venture
During April 2015, Ashland sold a Valvoline joint venture equity investment in Venezuela. During the nine months ended June 30, 2015, Ashland recognized a $14 million impairment, for which there was no tax effect, within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.
Ashland’s decision to sell the equity investment and the resulting charge recorded in the prior quarter is reflective of the continued devaluation of the Venezuelan currency (bolivar) based on changes to the Venezuelan currency exchange rate mechanisms during the prior quarter. In addition, the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar had restricted the joint venture’s ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations and cash flow limitations, combined with other recent Venezuelan regulations and the impact of declining oil prices on the Venezuelan economy, had significantly restricted Ashland’s ability to conduct normal business operations through the joint venture

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

arrangement. Ashland determined this divestiture does not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results, and thus it does not qualify for discontinued operations treatment.
Elastomers
On October 9, 2014, Ashland entered into a definitive agreement to sell the Elastomers division of the Performance Materials reportable segment, which operates a 250-person manufacturing facility in Port Neches, Texas, to Lion Copolymer Holdings, LLC. The Elastomers division, which primarily serves the North American replacement tire market, accounted for approximately 5% of Ashland's 2014 sales of $6.1 billion and 18% of Ashland Performance Materials' $1.6 billion in sales in 2014. The sale was completed on December 1, 2014 in a transaction valued at approximately $120 million which was subject to working capital adjustments. The total post-closing adjusted cash proceeds received before taxes by Ashland during the current period was $109 million, which includes working capital adjustments and transaction costs, as defined in the definitive agreement.
Elastomers' net assets as of November 30, 2014 were $191 million which primarily included accounts receivable, inventory, property, plant and equipment, non-deductible goodwill and other intangibles and payables. Since the net proceeds received were less than book value, Ashland recorded a loss of $86 million pre-tax within the net gain (loss) on divestiture caption within the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2015. The related tax effect was a benefit of $28 million included in the income tax expense caption within the Statements of Consolidated Comprehensive Income.
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
As a result of this settlement, during the nine months ended June 30, 2015, Ashland recorded an after-tax gain of $120 million within the discontinued operations caption of the Statements of Consolidated Comprehensive Income and a $249 million reduction in the receivable balance, consisting of $227 million and $22 million for Ashland and Hercules, respectively, within the Condensed Consolidated Balance Sheets. See Note K of the Notes to Condensed Consolidated Financial Statements for further information.
In addition, Ashland placed $335 million of the settlement funds received into a renewable annual trust restricted for the purpose of paying for ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds are presented primarily as noncurrent assets, with $30 million classified within other current assets in the Condensed Consolidated Balance Sheets.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Pension plan settlement program
During the current quarter, Ashland began informing approximately 20,000 former employees, who are included in the approximately 53,000 participants within the primary U.S. pension plans, that Ashland is offering these participants the option of receiving a lump sum payment on their vested retirement benefit or a reduced annuity now, in lieu of receiving monthly annuity payments deferred until retirement eligibility or when the participant may choose to initiate payment. Participants eligible for this program will have until August 2015 to make their election with the expected payout for those participants occurring in September 2015. Settlement payments are expected to be funded with pension plan assets.
During the June 2015 quarter, Ashland contributed $500 million to the U.S. pension plans impacted by the pension plan settlement program. Ashland expects to record an adjustment to income in the September 2015 quarter for settling these obligations. The actual amount of such charge will depend upon the number of eligible participants electing the lump sum payment or reduced annuity option, the actual return on plan assets, the discount rate and various actuarial assumptions.
Global restructuring
During 2014, in conjunction with the divestitures of Water Technologies and the Castings Solutions joint venture, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland announced a voluntary severance offer (VSO) to certain U.S. employees. Approximately 400 employees were formally approved for the VSO. Additionally, during 2014, an involuntary program for employees was also initiated as part of the global restructuring program. The VSO and involuntary programs resulted in expense of $95 million being recognized during 2014.
The global restructuring program is expected to improve operational performance while recognizing significant annualized cost savings. Ashland’s global restructuring program, which targeted $200 million in annualized run-rate cost savings, is substantially complete. See Note D of the Notes to Condensed Consolidated Financial Statements for further information.
Cash dividends
During the three months ended June 30, 2015, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 39 cents per share to eligible shareholders of record. This was an increase from the quarterly dividends of 34 cents in the December 2014 and March 2015 quarters as well as each quarter of fiscal 2014.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Consolidated review
Net income
Current Quarter - Ashland’s net income amounted to $107 million and $99 million for the three months ended June 30, 2015 and 2014, respectively, or $1.56 and $1.25 diluted earnings per share, respectively.  Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $115 million and $71 million for the three months ended June 30, 2015 and 2014, respectively, or $1.68 and $0.90 diluted earnings per share, respectively.  Operating income was $196 million for the three months ended June 30, 2015 and $143 million for the three months ended June 30, 2014.  See the “Operating income” discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $54 million and $41 million for the three months ended June 30, 2015 and 2014, respectively.  The increase in the current quarter is due to the premium payment of $8 million for the early redemption of the 2016 senior notes , $3 million of accelerated amortization related to previously capitalized debt issuance costs, and $3 million of new debt issuance costs recognized immediately in June 2015. For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Income caption review analysis as well as the “Key Developments” section of Management’s Discussion and Analysis herein.
The effective income tax expense rates of 19% and 28% for the three months ended June 30, 2015 and 2014, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in a loss of $8 million and income of $28 million for the three months ended June 30, 2015 and 2014, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Year-to-Date - Ashland's net income amounted to $363 million and $165 million for the nine months ended June 30, 2015 and 2014, respectively, or $5.24 and $2.09 diluted earnings per share, respectively. Ashland's net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Income from continuing operations, which excludes results from discontinued operations, amounted to $250 million and $98 million for the nine months ended June 30, 2015 and 2014, respectively, or $3.61 and $1.24 diluted earnings per share, respectively. Operating income was $559 million and $222 million for the nine months ended June 30, 2015 and 2014, respectively. See the "Operating income" discussion for an analysis of these results.
Ashland incurred pretax net interest and other financing expense of $136 million and $124 million for the nine months ended June 30, 2015 and 2014, respectively. The increase in the current period is due to the premium payment of $8 million for the early redemption of the 2016 senior notes, $3 million of previously capitalized debt issuance costs, and $3 million of new debt issuance costs recognized immediately in June 2015. For further information on items reported within this caption, see the net interest and other financing expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis as well as the “Key Developments” section of Management’s Discussion and Analysis herein.
The effective income tax expense rates of 18% and 3% for the nine months ended June 30, 2015 and 2014, respectively, were both affected by certain discrete items disclosed in further detail within the income tax expense caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Discontinued operations, which are reported net of taxes, resulted in income of $113 million and $67 million for the nine months ended June 30, 2015 and 2014, respectively.  For further information on items reported within this caption, see the discontinued operations caption discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Current Quarter - Operating income amounted to $196 million and $143 million for the three months ended June 30, 2015 and 2014, respectively. The current and prior year quarters' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. These key items are summarized as follows:

•	$16 million during the three months ended June 30, 2014 of key items related to pension and other postretirement plan remeasurement losses;

•	$31 million, which included $9 million of accelerated depreciation, during the three months ended June 30, 2014 of global restructuring program costs;

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	$2 million of accelerated depreciation related to a manufacturing facility during the three months ended June 30, 2015;

•	a $9 million and $13 million environmental reserve charge related to previously divested businesses during the three months ended June 30, 2015 and 2014, respectively;

•	a $5 million charge related to a foreign tax indemnification receivable adjustment during the three months ended June 30, 2014; and

•	a $4 million impairment related to the ASK joint venture equity investment during the three months ended June 30, 2014.
Operating income for the three months ended June 30, 2015 and 2014 included depreciation and amortization of $83 million and $89 million, respectively (which excluded accelerated depreciation of $2 million and $9 million for the three months ended June 30, 2015 and 2014, respectively). EBITDA totaled $271 million and $257 million for the three months ended June 30, 2015 and 2014, respectively.  Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	Three months ended
	June 30
(In millions)	2015	2014
Net income	$107	$99
Income tax expense	27	28
Net interest and other financing expense	54	41
Depreciation and amortization (a)	83	89
EBITDA	271	257
Loss (income) from discontinued operations (net of tax)	8	(28)
Losses on pension and other postretirement plan remeasurements	—	16
Restructuring and other costs	—	22
Environmental reserve adjustment	9	13
Foreign tax indemnification receivable adjustment	—	5
Impairment of equity investment	—	4
Accelerated depreciation	2	9
Adjusted EBITDA	$290	$298

(a)	Excludes $2 million and $9 million of accelerated depreciation for the three months ended June 30, 2015 and 2014, respectively.
Year-to-Date - Operating income amounted to $559 million and $222 million for the nine months ended June 30, 2015 and 2014, respectively. The current and prior year periods' operating income included certain key items that are excluded to arrive at Adjusted EBITDA. In addition to the key items within the the current and prior year quarters previously discussed, the following are also excluded on a year-to-date basis:

•	$9 million and $121 million during the nine months ended June 30, 2015 and 2014, respectively, of key items related to pension and other postretirement plan remeasurement losses;

•	$118 million, which included $16 million of accelerated depreciation, during the nine months ended June 30, 2014 of global restructuring program costs;

•
$16 million of severance and other costs and $4 million of accelerated depreciation relating to a manufacturing facility, and $1 million of global restructuring program costs during the nine months ended June 30, 2015;

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
a $14 million impairment related to the Valvoline joint venture equity investment within Venezuela during the nine months ended June 30, 2015, and a $50 million impairment related to the ASK joint venture equity investment during the nine months ended June 30, 2014;

•	$16 million of tax indemnity income during the nine months ended June 30, 2015;

•
a $9 million impairment related to certain in-process research and development (IPR&D) assets associated with the acquisition of International Specialty Products Inc. (ISP) during the nine months ended June 30, 2014; and

•	a $7 million charge for a stock incentive plan award modification for the nine months ended June 30, 2015.
Operating income for the nine months ended June 30, 2015 and 2014 each included depreciation and amortization of $251 million and $265 million, respectively (which excluded accelerated depreciation of $4 million and $16 million for the nine months ended June 30, 2015 and 2014, respectively). EBITDA totaled $805 million and $557 million for the nine months ended June 30, 2015 and 2014, respectively. Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items.

	Nine months ended
	June 30
(In millions)	2015	2014
Net income	$363	$165
Income tax expense	55	3
Net interest and other financing expense	136	124
Depreciation and amortization (a)	251	265
EBITDA	805	557
Income from discontinued operations (net of tax)	(113)	(67)
Net loss on divestitures	118	—
Losses on pension and other postretirement plan remeasurements	9	121
Restructuring and other costs	17	102
Impairment of equity investments	14	50
Tax indemnity income	(16)	—
Environmental reserve adjustments	9	13
Accelerated depreciation	4	16
Stock incentive award modification	7	—
Impairment of IPR&D assets	—	9
Foreign tax indemnification receivable adjustment	—	5
Adjusted EBITDA	$854	$806

(a)    Excludes $4 million and $16 million of accelerated depreciation for the nine months ended June 30, 2015 and 2014, respectively.
Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three and nine months ended June 30, 2015 and 2014.

	Three months ended June 30			Nine months ended June 30
(In millions)	2015	2014	Change	2015	2014	Change
Sales	$1,367	$1,605	$(238)	$4,107	$4,583	$(476)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter - Sales for the current quarter decreased $238 million compared to the prior year quarter. Unfavorable foreign currency exchange, primarily due to the U.S. dollar strengthening compared to various foreign currencies, and the divestiture of Elastomers on December 1, 2014 decreased sales by $84 million, or 5%, and $78 million, or 5%, respectively. Pricing declines also decreased sales by $47 million, or 3%, while volume and change in product mix combined to decrease sales by $29 million, or 2%.
Year-to-Date - Sales for the current period decreased $476 million compared to the prior year period. Unfavorable foreign currency exchange and the divestiture of Elastomers on December 1, 2014 decreased sales by $187 million, or 4%, and $170 million, or 4%, respectively. Pricing declines also decreased sales by $98 million, or 2%, while volume and change in product mix combined to decrease sales by $21 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2015	2014	Change	2015	2014	Change
Cost of sales	$939	$1,161	$(222)	$2,845	$3,377	$(532)
Gross profit as a percent of sales	31.3%	27.7%		30.7%	26.3%
Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, net losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three and nine months ended June 30, 2015 and 2014.

	Three months ended	Nine months ended
(In millions)	June 30, 2015	June 30, 2015
Changes in:
Production costs	$(69)	$(182)
Volumes and product mix	(19)	(33)
Divestitures	(66)	(144)
Currency exchange	(59)	(128)
Losses on pension plan remeasurements	(2)	(36)
Severance and other costs	—	3
Accelerated depreciation	(7)	(12)
Change in cost of sales	$(222)	$(532)
Current Quarter - Cost of sales for the current quarter decreased $222 million compared to the prior year quarter due to lower production costs which decreased cost of sales by $69 million, or 6%. The Elastomers divestiture and foreign currency exchange decreased cost of sales by $66 million, or 6%, and $59 million, or 5%, respectively. Volumes and changes in product mix combined decreased cost of sales by $19 million, or 2%.
Additionally, cost of sales for the prior year quarter included $2 million of key items related to pension and other postretirement plan remeasurement losses and $9 million of accelerated depreciation associated with plant closures. The current quarter also included $2 million of accelerated depreciation relating to a manufacturing facility within the Specialty Ingredients reportable segment.
Year-to-Date - Cost of sales for the current period decreased $532 million compared to the prior year period primarily due to lower production costs which decreased cost of sales by $182 million, or 5%. The Elastomers divestiture and foreign currency exchange decreased cost of sales by $144 million, or 4%, and $128 million, or 4%, respectively. Volumes and changes in product mix combined decreased cost of sales by $33 million, or 1%. The current and prior year periods also included $4 million and $40 million, respectively, of key items related to the pension and other postretirement plan remeasurement net losses. The current period also included $16 million of severance and $4 million of accelerated depreciation relating to a manufacturing facility within

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

the Specialty Ingredients reportable segment. Cost of sales for the prior year period included $29 million of costs associated with plant closures, including $13 million of severance and $16 million of accelerated depreciation.

	Three months ended June 30			Nine months ended June 30
(In millions)	2015	2014	Change	2015	2014	Change
Selling, general and administrative
expense	$216	$286	$(70)	$645	$891	$(246)
As a percent of sales	15.8%	17.8%		15.7%	19.4%
Current Quarter - Selling, general and administrative expenses for the current quarter decreased $70 million compared to the prior year quarter, and expenses as a percent of sales decreased 2.0 percentage points. The prior year quarter included expense of $22 million for the global restructuring costs, including severance and other restructuring charges, while the current quarter included $28 million of cost savings from the global restructuring program. In addition, expenses for the current quarter included a foreign currency exchange decline of $12 million, partially offset by $9 million in environmental expenses. Expenses in the prior year quarter included $14 million of key items related to the pension and other postretirement plan remeasurement net losses, expense of $13 million for environmental reserve adjustments and $5 million related to a foreign tax indemnification receivable adjustment associated with ISP.
Year-to-Date - Selling, general and administrative expenses for the current period decreased $246 million compared to the prior year period, and expenses as a percent of sales decreased 3.7 percentage points. There was an $88 million decrease in global restructuring costs incurred during the prior year period to the current period. In addition, savings from the global restructuring program that was initiated during the prior year period decreased expense by $82 million. Foreign currency exchange caused a $26 million decline in costs during the current period while tax indemnification income of $16 million also decreased current period costs. These reductions in expense were partially offset by increases of $12 million in employee related costs, primarily within salary and other benefit costs, and $7 million related to a stock incentive award modification. In addition, expenses in the current period decreased by $76 million related to the change in key items for the pension and other postretirement plan remeasurement losses of $5 million in the current period and $81 million in the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2015	2014	Change	2015	2014	Change
Research and development expense	$24	$23	$1	$74	$87	$(13)
Current Quarter - Research and development expense remained relatively consistent with the prior year quarter.
Year-to-Date - Research and development expense decreased $13 million compared to the prior year period as the prior year period included impairment charges of $9 million related to certain IPR&D assets associated with the acquisition of ISP. The remaining decrease is primarily due to favorable foreign currency exchange within the Specialty Ingredients reportable segment.

	Three months ended June 30			Nine months ended June 30
(In millions)	2015	2014	Change	2015	2014	Change
Equity and other income (loss)
Equity income (loss)	$4	$4	$—	$(2)	$(28)	$26
Other income	4	4	—	18	22	(4)
	$8	$8	$—	$16	$(6)	$22

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter - Equity and other income remained consistent with the prior year quarter. The prior year quarter included a $4 million impairment within the ASK joint venture equity investment in the Performance Materials reportable segment as a result of the sale of the joint venture in June 2014. This impairment was more than offset by equity income earned from this joint venture and another joint venture within the Valvoline reportable segment in the prior year quarter.
Year-to-Date - Equity loss in the prior year period included a $50 million impairment within the ASK joint venture equity investment, partially offset by $10 million of equity income earned from the ASK joint venture prior to its divestiture in June 2014. The current period included a $14 million impairment of a Venezuelan joint venture equity investment within the Valvoline reportable segment. Other income in the prior year period included $6 million from a favorable arbitration ruling on a commercial contract within the Valvoline reportable segment.

	Three months ended June 30			Nine months ended June 30
(In millions)	2015	2014	Change	2015	2014	Change
Net interest and other financing
expense (income)
Interest expense	$47	$41	$6	$128	$123	$5
Interest income	(2)	(2)	—	(5)	(5)	—
Available-for-sale securities income	(1)	—	(1)	(1)	—	(1)
Other financing costs	10	2	8	14	6	8
	$54	$41	$13	$136	$124	$12
Current Quarter - Interest expense in the current quarter included accelerated amortization of $3 million for previously capitalized debt issuance costs and $3 million of new debt issuance costs recognized immediately. Other financing costs included an $8 million charge related to the early redemption premium payment for the tender of the 2016 senior notes. The available-for-sale securities income of $1 million represents investment income related to the restricted investments discussed in Note E of the Notes to Condensed Consolidated Financial Statements.
Year-to-Date - Excluding the charges related to the current quarter debt refinancing previously discussed and the available-for-sale securities income, net interest and other financing expense remained consistent compared to the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2015	2014	Change	2015	2014	Change
Net gain (loss) on divestitures
Valvoline car care products	$—	$—	$—	$(26)	$—	$(26)
Elastomers	—	—	—	(86)	—	(86)
MAP Transaction adjustments	—	(3)	3	(6)	3	(9)
	$—	$(3)	$3	$(118)	$3	$(121)
Current Quarter - The prior year quarter loss on divestitures relates to subsequent adjustments related to the 2005 transfer of Ashland's 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction). This loss resulted from subsequent tax adjustments related to the MAP transaction for certain state tax attributes.
Year-to-Date - The current period loss includes the pre-tax loss on sale related to Elastomers of $86 million, the $26 million impairment for the Valvoline car care product assets, and the $6 million reduction of the MAP Transaction receivable primarily due to the January 2015 asbestos insurance settlement. The prior year period gain resulted from the receipt of a tax credit reimbursement related to the MAP Transaction.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30			Nine months ended June 30
(In millions)	2015	2014	Change	2015	2014	Change
Income tax expense	$27	$28	$(1)	$55	$3	$52
Effective tax rate	19.0%	28.3%		18.0%	3.0%
Current Quarter -  The overall effective tax rate was 19% for the three months ended June 30, 2015. The tax rate was impacted by net favorable tax discrete items of $7 million, primarily related to recording return to provision adjustments for foreign and domestic entities. These favorable discrete adjustments were partially offset by an accrual for an unrecognized tax benefit.
The overall effective tax rate was 28% for the three months ended June 30, 2014. The tax rate was impacted by net unfavorable tax discrete items of $9 million, primarily related to recognition of outside tax basis for the Water Technologies business.
Year-to-Date - The overall effective tax rate was 18% for the nine months ended June 30, 2015. The tax rate was impacted by net favorable tax discrete items of $10 million, primarily related to recording return to provision adjustments for foreign and domestic entities and release of a valuation reserve on certain deferred taxes. These favorable discrete adjustments were partially offset by an accrual for an unrecognized tax benefit.
The overall effective tax rate was 3% for the nine months ended June 30, 2014. The rate was impacted by net charges for tax discrete items of $11 million, which consisted of $15 million in a foreign income tax rate change and other divestiture-related deferred tax adjustments, partially offset by $11 million for the reversal of unrecognized tax benefits and by $2 million primarily related to the release of a foreign valuation allowance and certain non-taxable pretax income amounts as well as the $9 million unfavorable tax discrete item referenced in the quarter.

	Three months ended June 30			Nine months ended June 30
(In millions)	2015	2014	Change	2015	2014	Change
Income (loss) from discontinued
operations (net of tax)
Asbestos-related litigation	$(10)	$(3)	$(7)	$110	$(4)	$114
Water Technologies	2	33	(31)	3	74	(71)
Distribution	—	(2)	2	—	(3)	3
	$(8)	$28	$(36)	$113	$67	$46

Current Quarter - The current and prior year quarter included after-tax net adjustments to the asbestos reserves and receivables of $10 million and $3 million of expense, respectively, including the adjustments for the annual update as well as a deferred tax adjustment in the current quarter.
The prior year quarter results include Water Technologies' operating results. As a result of the Water Technologies divestiture and in accordance with the U.S. GAAP provisions, the operating results related to Water Technologies have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income for the prior year quarter. Water Technologies’ sales for the prior year quarter included in discontinued operations were $441 million. Gross profit margin was 34.6% and pre-tax income totaled $46 million during the prior year quarter.
For discontinued operations reporting purposes, certain indirect corporate costs of $9 million previously allocated to Water Technologies were reclassified and allocated to the Unallocated and other segment in the prior year quarter. Additionally, the reported results during the prior year quarter included $4 million of pension plan remeasurement net losses as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date - The current period included an after-tax gain of $120 million related to January 2015 asbestos insurance settlement partially offset by after-tax net expense adjustments to the asbestos reserves and receivables, including the adjustments for the annual update as well as a deferred tax adjustment. The current period Water Technologies' activity relates to post-closing adjustments as defined by the definitive agreement, including income of $5 million related to a foreign pension plan remeasurement discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
The prior year period results include three quarters of Water Technologies operating results, as well as net adjustments to the asbestos reserve and receivables of $4 million in expense. Water Technologies' sales for the prior year period included in discontinued operations were $1,308 million. Gross profit margin was 34.2% and pre-tax income totaled $101 million during the prior year period.
The reported results for Water Technologies in the prior year period included $29 million from depreciation and amortization that was recorded before the announced definitive agreement. After the definitive agreement was announced, depreciation and amortization was no longer recorded. For discontinued operations reporting purposes, certain indirect corporate costs of $28 million previously allocated to Water Technologies were reclassified and allocated to the Unallocated and other segment in the prior year period. Additionally, the reported results for the prior year period included $23 million of pension plan remeasurement net losses as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Subsequent to the sale of Water Technologies and a business realignment during 2014, Ashland’s businesses are managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline.
Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as the restructuring plans described in Note D of the Notes to Condensed Consolidated Financial Statements, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
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
The following table discloses sales, operating income (loss), depreciation and amortization and statistical operating information by reportable segment for the three and nine months ended June 30, 2015 and 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2015	2014	2015	2014
Sales
Specialty Ingredients	$579	$653	$1,722	$1,862
Performance Materials	278	420	902	1,199
Valvoline	510	532	1,483	1,522
	$1,367	$1,605	$4,107	$4,583
Operating income (loss)
Specialty Ingredients	$75	$80	$200	$192
Performance Materials	13	22	68	—
Valvoline	107	90	273	246
Unallocated and other	1	(49)	18	(216)
	$196	$143	$559	$222
Depreciation and amortization
Specialty Ingredients	$62	$61	$183	$180
Performance Materials	14	27	44	71
Valvoline	9	9	28	27
Unallocated and other	—	1	—	3
	$85	$98	$255	$281
Operating information
Specialty Ingredients
Sales per shipping day	$9.0	$10.2	$9.1	$9.9
Metric tons sold (thousands)	83.6	95.0	246.2	264.1
Gross profit as a percent of sales (a)	32.8%	31.5%	32.4%	31.7%
Performance Materials
Sales per shipping day	$4.3	$6.6	$4.8	$6.3
Metric tons sold (thousands)	118.2	154.7	366.0	446.0
Gross profit as a percent of sales (a)	16.2%	14.9%	18.6%	13.0%
Valvoline
Lubricant sales gallons	44.4	42.8	123.9	121.1
Premium lubricants (percent of U.S. branded volumes)	40.8%	37.8%	40.0%	36.9%
Gross profit as a percent of sales (a)	37.0%	32.7%	35.5%	32.0%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.
Specialty Ingredients
Specialty Ingredients is a global leader in cellulose ethers and vinyl pyrrolidones. It offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Specialty Ingredients uses natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers and vinyl pyrrolidones, as well as acrylic and polyurethane-based adhesives. Specialty Ingredients includes two divisions; Consumer Specialties and Industrial Specialties that offer comprehensive and innovative solutions for today’s demanding consumer and industrial applications. Key customers include: pharmaceutical companies; makers of personal care products, food and beverages; manufacturers of paint, coatings and construction materials; packaging and converting; and oilfield service companies.
During the June 2015 quarter, Ashland entered into a definitive sale agreement to sell the industrial biocides assets within Specialty Ingredients. The transaction closed on July 1, 2015. For additional information on the divestiture of the industrial biocides assets, see the “Key Developments” section of Management’s Discussion and Analysis herein.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

June 2015 quarter compared to June 2014 quarter
Specialty Ingredients’ sales decreased $74 million to $579 million in the current quarter. Excluding the effect of the energy market, sales decreased by $45 million, with unfavorable foreign currency exchange decreasing sales by $34 million due to the U.S. dollar strengthening compared to various foreign currencies. Pricing declines decreased sales by $8 million, while volume and changes in product mix decreased sales by $3 million. Sales in the energy market decreased $29 million compared to prior year quarter.
Gross profit during the current quarter decreased $16 million compared to the prior year quarter. The current quarter included $2 million of accelerated depreciation relating to a manufacturing facility restructuring plan. The energy market gross profit, driven primarily by lower volumes, decreased compared to the prior year quarter by $10 million. Excluding the energy market and accelerated depreciation costs previously discussed, gross profit decreased by $4 million compared to the prior year quarter, with unfavorable currency exchange decreasing gross profit by $16 million. Lower raw material costs, partially offset by pricing declines, increased gross profit by $9 million, while volume and change in product mix combined to increase gross profit by $3 million. In total, gross profit margin during the current quarter increased 1.3 percentage points to 32.8% compared to the prior year quarter.
Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $10 million in the current quarter as compared to the prior year quarter. The decrease was primarily due to $16 million of expense savings realized from the 2014 global restructuring program and a favorable foreign currency exchange of $7 million, partially offset by an $11 million increase in allocated resource costs. Equity and other income (loss) increased $1 million compared to the prior year quarter due to an increase in income from a joint venture investment.
Operating income totaled $75 million for the current quarter compared to $80 million in the prior year quarter.  EBITDA decreased $6 million to $135 million in the current quarter, while Adjusted EBITDA decreased $5 million to $137 million in the current quarter. Adjusted EBITDA margin increased 2.0 percentage points in the current quarter to 23.7%.
Fiscal 2015 year-to-date compared to fiscal 2014 year-to-date
Specialty Ingredients' sales decreased $140 million to $1,722 million in the current year. Excluding the effect of the energy market, sales decreased by $72 million, with unfavorable foreign currency exchange decreasing sales by $77 million due to the U.S. dollar strengthening compared to various foreign currencies. Pricing declines of $14 million also decreased sales. These decreases were partially offset by volume and changes in product mix that combined to increase sales by $19 million. The energy market decreased $68 million compared to the prior year period, primarily due to lower volume, in part due to the exit of the straight guar powder market.
Gross profit during the current period decreased $32 million compared to the prior year period. The current period includes $16 million of severance and other costs and $4 million of accelerated depreciation relating to a manufacturing facility restructuring plan. The energy market gross profit decreased $10 million compared to the prior year period primarily driven by lower volumes. Excluding the energy market and the restructuring costs noted previously, gross profit decreased $2 million versus the prior year period. Unfavorable foreign currency exchange decreased gross profit by $37 million. Lower raw material costs, partially offset by pricing declines, increased gross profit by $22 million, while volume and change in product mix combined to increase gross profit by $13 million. In total, gross profit margin during the current period increased 0.7 percentage points to 32.4% compared to the prior year period.
Selling, general and administrative expenses decreased $40 million in the current period as compared to the prior year period. The prior period included a $9 million research and development impairment related to certain IPR&D assets associated with the acquisition of ISP. The remainder of the decrease was primarily due

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

to $50 million of expense savings realized from the 2014 global restructuring program and a favorable foreign currency exchange of $15 million, partially offset by a $26 million increase in allocated resource costs. Equity and other income remained consistent with the prior year period.
Operating income totaled $200 million for the current period compared to $192 million in the prior year period. EBITDA increased $7 million to $379 million in the current period, while Adjusted EBITDA increased $17 million to $399 million in the current period. Adjusted EBITDA margin increased 2.7 percentage points in the current period to 23.2%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2015 and 2014 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The $16 million of severance and other costs and $4 million of accelerated depreciation relates to a manufacturing facility restructuring plan during the current period, with $2 million of accelerated depreciation during the current quarter. The $9 million adjustment in the prior year period relates to an impairment related to certain IPR&D assets associated with the acquisition of ISP. The $1 million environmental charge in the prior year quarter relates to a site associated with the acquisition of ISP.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2015	2014	2015	2014
Operating income	$75	$80	$200	$192
Depreciation and amortization (a)	60	61	179	180
EBITDA	135	141	379	372
Severance and other costs	—	—	16	—
Environmental reserve adjustment	—	1	—	1
Accelerated depreciation	2	—	4	—
Impairment of IPR&D assets	—	—	—	9
Adjusted EBITDA	$137	$142	$399	$382

(a)	Excludes $2 million and $4 million of accelerated depreciation for the three and nine ended June 30, 2015, respectively.
Performance Materials
Performance Materials is the global leader in unsaturated polyester resins and vinyl ester resins. The business unit has leading positions in gelcoats, maleic anhydride, butanediol, tetrahydrofuran, N-Methylpyrrolidone, and other intermediates and solvents. Key customers include: manufacturers of residential and commercial building products; infrastructure engineers; wind blade and pipe manufacturers; automotive and truck OEM suppliers; boatbuilders; adhesives, engineered plastics and electronic producers; and specialty chemical manufacturers.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

In addition, prior to the sale on June 30, 2014, the Performance Materials business unit also provided metal casting consumables and design services for effective foundry management through its 50% ownership in the ASK Chemicals GmbH joint venture.
For additional information on the divestiture of the Elastomers division, see the “Key Developments” section of Management’s Discussion and Analysis herein.
June 2015 quarter compared to June 2014 quarter
Performance Materials’ sales decreased $142 million to $278 million in the current quarter.  The divestiture of the Elastomers division decreased sales by $78 million, or 19%. Unfavorable foreign currency exchange and lower product pricing within both Composites and Intermediates/Solvents divisions decreased sales by $29 million, or 7%, and $23 million, or 5%, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro rate during the current quarter. Changes in product mix and volume decreased sales by $7 million and $5 million, respectively.
Gross profit decreased $18 million in the current quarter compared to the prior year quarter, which included $9 million of accelerated depreciation associated with plant closures and Elastomers' gross profit of $12 million. The current quarter was negatively impacted by the plant maintenance shutdowns at both Intermediates/Solvents manufacturing facilities, which resulted in a $14 million decrease in gross profit. Excluding the impact of these shutdowns, lower input costs, partially offset by pricing declines, increased gross profit by $11 million. Changes in product mix and unfavorable foreign currency exchange also decreased gross profit by $9 million and $3 million, respectively. In total, gross profit margin increased 1.3 percentage points to 16.2%, as compared to the prior year quarter.
Selling, general and administrative expenses decreased $8 million during the current quarter compared to the prior year quarter, primarily due to the sale of the Elastomers division, which included $6 million of costs in the prior year quarter as well as a decline in incentive compensation expense and a favorable foreign currency exchange.
Equity and other income increased $1 million compared to the prior year quarter primarily due to the $4 million impairment for the ASK joint venture equity investment in the prior year quarter, partially offset by a $3 million decrease due to the loss of ASK equity income from the sale of the joint venture in June 2014.
Operating income totaled $13 million in the current year compared to income of $22 million in the prior year quarter.  EBITDA decreased $13 million to $27 million in the current quarter, while Adjusted EBITDA decreased $26 million to $27 million in the current quarter. Adjusted EBITDA margin decreased 2.9 percentage points in the current quarter to 9.7%.
Fiscal 2015 year-to-date compared to fiscal 2014 year-to-date
Performance Materials' sales decreased $297 million in the current period to $902 million. The divestiture of the Elastomers division decreased sales $170 million, or 14%. Unfavorable foreign currency exchange and lower product pricing within both Composites and Intermediates/Solvents divisions decreased sales by $64 million, or 5%, and $57 million, or 5%, respectively. Lower volume also decreased sales by $6 million.
Gross profit increased $12 million in the current period compared to the prior year period. The prior year period included $29 million of costs associated with plant closures as well as $26 million of Elastomers' gross profit. As noted in the quarterly review analysis, the current period was negatively impacted by plant maintenance shutdowns at both Intermediates/Solvents manufacturing facilities, which resulted in a $14 million decrease in gross profit. Excluding the impact of these shutdowns, lower input costs, partially offset by pricing declines, combined to increase gross profit by $35 million. Unfavorable foreign currency exchange and changes in volume and product mix combined to decrease gross profit by $10 million and $2 million, respectively. In total, gross profit margin increased 5.6 percentage points to 18.6%, as compared to the prior year period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expenses decreased $16 million during the current period compared to the prior year period, primarily due to the sale of the Elastomers division, which included $13 million of costs in the prior year period as well as decline in allocated resource costs and a favorable foreign currency exchange.
Equity and other income (loss) increased $40 million in the current period compared to the prior year period. This increase was primarily due to the $50 million impairment for the ASK joint venture equity investment in the prior year period, partially offset by a $10 million decrease due to the loss of ASK equity income in the current period as a result of its June 2014 sale.
Operating income totaled income of $68 million in the current period compared to zero in the prior year period. EBITDA increased $57 million to $112 million in the current period, while Adjusted EBITDA decreased $22 million to $112 million in the current period. Adjusted EBITDA margin increased 1.2 percentage points in the current period to 12.4%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2015 and 2014 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The $4 million and $50 million impairment of the ASK joint venture equity investment are included in the prior year quarter and period adjustments, respectively. Plant closure costs included severance of $13 million in the prior year period and accelerated depreciation of $9 million and $16 million for the prior year quarter and period, respectively. There were no unusual or key items that affected comparability for EBITDA in the current quarter or period.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2015	2014	2015	2014
Operating income	$13	$22	$68	$—
Depreciation and amortization (a)	14	18	44	55
EBITDA	27	40	112	55
Impairment of ASK joint venture	—	4	—	50
Severance	—	—	—	13
Accelerated depreciation	—	9	—	16
Adjusted EBITDA	$27	$53	$112	$134

(a)	Excludes $9 million and $16 million of accelerated depreciation for the three and nine months ended June 30, 2014, respectively.
Valvoline
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, and automotive chemicals. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 940 Valvoline Instant Oil ChangeSM centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; NextGen™ motor oil, created with 50-percent recycled, re-refined oil; SynPower™ synthetic motor oil; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.
During the June 2015 quarter, Ashland sold its Valvoline car care product assets, which included Car Brite™ and Eagle One™ automotive appearance products, and sold its joint venture equity investment within

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Venezuela. For additional information on the divestitures, see the “Key Developments” section of Management’s Discussion and Analysis herein.
June 2015 quarter compared to June 2014 quarter
Valvoline’s sales decreased $22 million to $510 million in the current quarter. Unfavorable foreign currency exchange and lower product pricing decreased sales by $20 million, or 4%, and $15 million, or 3%, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro and Australian dollar. Higher volume levels and changes in product mix increased sales by $8 million, or 2%, and $5 million, or 1%, respectively.
Gross profit increased $15 million during the current quarter compared to the prior year quarter. Lower raw material costs, partially offset by lower product pricing, increased gross profit by $17 million. Changes in volume and product mix combined to increase gross profit by $4 million, while unfavorable foreign currency exchange decreased gross profit by $6 million.  In total, gross profit margin increased 4.3 percentage points to 37.0%.
Selling, general and administrative expenses decreased $4 million during the current quarter as compared to the prior year quarter, primarily driven by $8 million of expense savings from the 2014 global restructuring and a favorable foreign currency exchange of $3 million. These decreases were partially offset by increases in employee and allocated resource costs of $6 million. Equity and other income decreased by $2 million during the current quarter primarily due to lower royalty and other income.
Operating income totaled $107 million in the current quarter as compared to $90 million in the prior year quarter.  EBITDA increased $17 million to $116 million in the current quarter, while EBITDA margin increased 4.1 percentage points to 22.7% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarter.
Fiscal 2015 year-to-date compared to fiscal 2014 year-to-date
Valvoline's sales decreased $39 million in the current period to $1,483 million. Unfavorable foreign currency exchange and lower product pricing decreased sales by $45 million, or 3%, and $23 million, or 2%, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro and Australian dollar. Higher volume levels and changes in product mix increased sales by $21 million and $8 million, or 1% each, respectively.
Gross profit increased $40 million during the current period compared to the prior year period. Lower raw material costs, partially offset by lower product pricing, increased gross profit by $43 million, while unfavorable foreign currency exchange decreased gross profit by $12 million. Changes in volume and product mix combined to increase gross profit by $9 million.  In total, gross profit margin increased 3.5 percentage points to 35.5%.
Selling, general and administrative expense decreased $8 million during the current period as compared to the prior year period, primarily driven by $23 million of expense savings from the 2014 global restructuring as well as declines from a favorable foreign currency exchange of $6 million. These decreases were partially offset by increased employee and allocated resource costs of $12 million as well as legal and technology expenses of $4 million.
Equity and other income decreased $21 million during the current period primarily due to a $6 million favorable arbitration ruling on a commercial contract in the prior year period and the $14 million impairment of a joint venture equity investment within Venezuela in the current period. The impairment was recorded in the March 2015 quarter due to the continued weakness in the local currency as well as market value indicators that resulted from the ongoing sale process for the investment. For additional information see Note B in the Notes to Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating income totaled $273 million in the current period as compared to $246 million in the prior year period. EBITDA increased $28 million to $301 million in the current period, while Adjusted EBITDA increased $42 million to $315 million. Adjusted EBITDA margin increased 3.3 percentage points to 21.2% in the current period.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2015 and 2014 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Valvoline. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The $14 million adjustment in the current period relates to the impairment of a joint venture equity investment within Venezuela.  There were no unusual or key items that affected comparability for EBITDA during the current quarter or prior year quarter and period.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2015	2014	2015	2014
Operating income	$107	$90	$273	$246
Depreciation and amortization	9	9	28	27
EBITDA	116	99	301	273
Impairment of equity investment	—	—	14	—
Adjusted EBITDA	$116	$99	$315	$273
Unallocated and other
June 2015 quarter compared to June 2014 quarter
Unallocated and other recorded income of $1 million and expense of $49 million for the three months ended June 30, 2015 and 2014, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to reportable segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to reportable segments.  As a result of the sale of Water Technologies and in accordance with U.S. GAAP, a portion of the pension and other postretirement net periodic costs and income previously reported in Unallocated and other, but attributable to Water Technologies' employees were reclassified to discontinued operations within the Statements of Consolidated Comprehensive Income for the prior year quarter. The pension and other postretirement components in Unallocated and other resulted in income during the current and prior year quarter of $13 million and $14 million, respectively. The change in pension and other postretirement income in the current quarter is driven by changes to assumptions used to calculate each fiscal year's expense and income, including discount rate and expected return on assets. The prior year quarter also included charges of $16 million for key items related to pension and other postretirement plan remeasurements as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
Additionally, for the three months ended June 30, 2015 and 2014 certain indirect corporate costs of $3 million and $9 million, respectively, that would have previously been allocated to the Elastomers division and Water Technologies business are now included within the Unallocated and other segment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The remaining unallocated items for the current quarter primarily included expense of $9 million for environmental reserve adjustments and $2 million related to global restructuring expense partially offset by a favorable facility cost reserve adjustment. In the prior year quarter, unallocated costs also included expense of $22 million related to restructuring expense, primarily related to severance and other costs associated with the global realignment, and expense of $12 million for environmental reserve adjustments.
Fiscal 2015 year-to-date compared to fiscal 2014 year-to-date
Unallocated and other recorded income of $18 million and expense of $216 million for the nine months ended June 30, 2015 and 2014, respectively. Pension and other postretirement plans resulted in income, within continuing operations, during the current and prior year period of $40 million and $38 million, respectively. Fluctuations in these amounts from period to period result primarily from changes in the discount rate. The current and prior year period also included charges of $9 million and $121 million, respectively, for key items related to pension and other postretirement plan remeasurements as discussed in Note J of the Notes to the Condensed Consolidated Financial Statements.
As previously noted the current and prior year periods included certain indirect corporate costs of $8 million and $28 million, respectively, previously allocated to Elastomers and Water Technologies, respectively.
The remaining unallocated items for the current period also included expense of $24 million for environmental reserve adjustments, $16 million of tax indemnity income, expense of $7 million for the stock incentive plan award modification, and global restructuring expense partially offset by a facility cost adjustment of $3 million. In the prior year period, unallocated costs also included restructuring expense of $89 million, primarily related to severance and other costs associated with the global restructuring, and expense of $21 million for environmental reserve adjustments.
The following table presents income and expense components for the three and nine months ended June 30, 2015 and 2014.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2015	2014	2015	2014
Losses on pension and other postretirement plan
remeasurements	$—	$(16)	$(9)	$(121)
Pension and other postretirement net periodic income
(excluding service cost)	13	14	40	38
Restructuring activities (includes severance,
integration and AWT stranded divestiture costs)	(2)	(31)	(3)	(117)
Tax indemnity income	—	—	16	—
Environmental expense for divested businesses	(9)	(12)	(24)	(21)
Other income (expense)	(1)	(4)	(2)	5
Total unallocated income (expense)	$1	$(49)	$18	$(216)
FINANCIAL POSITION
Liquidity
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2015 and 2014.  Ashland had $1,113 million in cash and cash equivalents as of June 30, 2015, of which $884 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

would likely need to be accrued and paid depending on the source of the earnings remitted.  Most amounts are intended to be indefinitely reinvested and Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued. In making this assessment, Ashland has taken into account numerous factors including evidence that certain earnings have already been reinvested outside the U.S., future plans to reinvest the earnings outside the U.S., financial requirements of Ashland and its foreign subsidiaries, long- and short-term operational and fiscal objectives and the cost of remitting such foreign earnings.

	Nine months ended
	June 30
(In millions)	2015	2014
Cash provided (used) by:
Operating activities from continuing operations	$(159)	$404
Investing activities from continuing operations	(325)	(53)
Financing activities from continuing operations	(34)	(148)
Discontinued operations	280	21
Effect of currency exchange rate changes on cash and cash equivalents	(42)	—
Net increase (decrease) in cash and cash equivalents	$(280)	$224
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the nine months ended June 30, 2015 and 2014.

	Nine months ended
	June 30
(In millions)	2015	2014
Cash flows provided (used) by operating activities from continuing operations
Net income	$363	$165
Income from discontinued operations (net of tax)	(113)	(67)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	255	281
Debt issuance cost amortization	17	11
Deferred income taxes	(16)	(20)
Equity income from affiliates	(12)	(22)
Distributions from equity affiliates	18	7
Stock based compensation expense	22	26
Loss on early retirement of debt	8	—
Gain on available-for-sale securities	(1)	—
Net loss (gain) on divestitures	118	(3)
Impairments of equity investments and in-process research and development	14	59
Pension contributions	(592)	(27)
Losses on pension and other postretirement plan remeasurements	9	121
Change in operating assets and liabilities (a)	(249)	(127)
Total cash flows provided (used) by operating activities from continuing
operations	$(159)	$404

(a)Excludes changes resulting from operations acquired or sold.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash outflow of $159 million in the current period and a cash inflow of $404 million in the prior year period.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization), losses and gains on divestitures, losses on pension and other postretirement plan remeasurements, impairments as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus.
The significant decline in operating cash flow during the current period related primarily to $592 million of pension contributions, which includes the $500 million voluntary pension plan contribution made in June 2015 for plans impacted by the pension settlement program. See Note J in Notes to Condensed Consolidated Financial Statements for further information. Operating cash flows for the prior year period also included pension contributions of $27 million.
During the nine months ended June 30, 2015 and 2014, working capital was an outflow of $26 million and $75 million, respectively, within the change in operating assets and liabilities. The outflow for the current period was primarily due to the decline within trade payables and certain accrued expenses. These decreases were primarily the result of incentive compensation payouts to employees from the prior year paid during the first quarter of each fiscal year, severance payments related to the 2014 global restructuring program and other employee related payments made during the period. These declines were partially offset by decreases in accounts receivable, as a result of overall lower sales in the current period.
The outflow in working capital for the prior year period primarily related to increased accounts receivable balances resulting from the timing of cash receipts and inventory balances resulting from increased volumes. The remaining outflows of $223 million and $52 million relate primarily to income taxes, interest paid, and adjustments to certain accruals and long term assets and liabilities.
Operating cash flows for the current period included income from continuing operations of $250 million and noncash adjustments of $255 million for depreciation and amortization, $112 million for the losses on the divestitures of the Elastomers division and on the Valvoline car care product assets, $6 million related to the MAP Transaction receivable decrease, $9 million related to the loss on the pension plan remeasurement, a $14 million impairment related to the Valvoline joint venture equity investment within Venezuela, and $17 million for debt issuance cost amortization. Debt issuance cost amortization includes $3 million of accelerated amortization of previously capitalized debt issuance costs and $3 million related to the immediate recognition of new debt issuance costs during current period.
Operating cash flows for the prior year period included income from continuing operations of $98 million, noncash adjustments of $281 million for depreciation and amortization, $11 million for debt issuance cost amortization, $59 million related to an impairment on Ashland's investment in the ASK joint venture and IPR&D assets, and $121 million related to the losses on pension and other postretirement plan remeasurement.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the nine months ended June 30, 2015 and 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended
	June 30
(In millions)	2015	2014
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(147)	$(152)
Proceeds from disposal of property, plant and equipment	2	9
Purchase of operations - net of cash acquired	(5)	(2)
Proceeds from sale of operations or equity investments	133	92
Proceeds from sales of available-for-sale securities	315	—
Purchase of available-for-sale securities	(315)	—
Funds restricted for specific transactions	(320)	—
Proceeds from the settlement of derivative instruments	17	—
Payments from the settlement of derivative instruments	(5)	—
Total cash flows used by investing activities from continuing operations	$(325)	$(53)
Cash used by investing activities was $325 million for the current period as compared to $53 million for the prior year period.  The significant cash investing activities for the current and prior year periods primarily related to cash outflows from property additions of $147 million and $152 million, respectively. The current period included proceeds, net of estimated working capital adjustments and transactions costs, of $109 million from the sale of the Elastomers division and $24 million from the sale of Valvoline car care product assets. The prior year period included proceeds related to the sale of the ASK equity investment of $87 million and $5 million related to a tax receipt from a previously divested business. In addition, proceeds from disposals of property, plant and equipment were $2 million and $9 million during the nine months ended June 30, 2015 and 2014, respectively, while the purchase of operations, net of cash acquired were $5 million and $2 million during the nine months ended June 30, 2015 and 2014, respectively.
Funds restricted for specific transactions represent the restriction of the January 2015 asbestos insurance settlement funds into the trust of $335 million, partially offset by the reclassification into cash and cash equivalents of $15 million of assets previously restricted in use for property transactions. Additionally, the purchase of and proceeds from the sale of available-for-sale securities of $315 million relate the purchase of the equity and corporate bond funds within the asbestos trust. Proceeds and payments from the settlement of derivative instruments of $17 million and $5 million, respectively, represent the settlement of net investment hedges. See Note E in the Notes to Condensed Consolidated Financial Statements for further information on this activity.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the nine months ended June 30, 2015 and 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended
	June 30
(In millions)	2015	2014
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	$1,100	$—
Repayment of long-term debt	(559)	(12)
Premium on long-term debt repayment	(8)	—
Proceeds (repayment) from short-term debt	(98)	58
Repurchase of common stock	(397)	(125)
Debt issuance costs	(9)	—
Cash dividends paid	(72)	(79)
Excess tax benefits related to share-based payments	9	10
Total cash flows used by financing activities from continuing operations	$(34)	$(148)
Cash used by financing activities was $34 million for the current period as compared to $148 million for the prior year period.  Significant cash financing activities for the current period relate primarily to the entrance into the 2015 Senior Credit Agreement and tender of the 2016 senior notes in June 2015. As a result of this activity, cash used by financing activities included proceeds from the issuance of the term loan facility of $1,100 million, $550 million for the repayment of the tendered portion of the 2016 senior notes, and the early redemption premium payment for the 2016 senior notes of $8 million. Repayment of short-term debt of $98 million relates to the repayment of loans outstanding under the 2013 Senior Credit Facility, and activity within the accounts receivable securitization and international loans. In addition, $9 million of additional long-term debt related to the medium-term notes was repaid during the current period.
Additionally, the current period included $397 million for the repurchase of common stock, cash dividends paid of $1.07 per share, for a total of $72 million, partially offset by $9 million for excess tax benefits related to share-based payments.
Significant cash financing activities for the prior year period included repayment of long-term debt of $12 million, $125 million for the repurchase of common stock and cash dividends paid of $1.02 per share, for a total of $79 million, partially offset by cash inflows of $58 million for proceeds from short-term debt and $10 million for proceeds from the exercise of stock options and excess tax benefits related to share-based payments.
Cash provided by discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for the nine months ended June 30, 2015 and 2014.

	Nine months ended
	June 30
(In millions)	2015	2014
Cash provided (used) by discontinued operations
Operating cash flows	$261	$48
Investing cash flows	19	(27)
Total cash flows provided by discontinued operations	$280	$21
Cash flows for discontinued operations for the current period is primarily driven by $398 million of cash received, before taxes, related to the January 2015 asbestos insurance settlement, and $42 million of delayed cash proceeds for a foreign entity from the sale of Water Technologies. These inflows were partially offset by $91 million in tax payments primarily from the Water Technologies sale, a $20 million payment for the working

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

capital settlement related to the disposition of Water Technologies, and $6 million for the payment of incentive compensation for former employees of Water Technologies.
Cash flows for discontinued operations related to Water Technologies operating results in the prior year period, which was an inflow of $66 million. The remaining cash flows in both periods relate to other previously divested businesses, including net payments of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Nine months ended
	June 30
(In millions)	2015	2014
Cash flows provided (used) by operating activities from continuing operations	$(159)	$404
Adjustments:
Additions to property, plant and equipment	(147)	(152)
Discretionary contribution to pension plans	$500	$—
Free cash flows	$194	$252
At June 30, 2015, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,823 million as of June 30, 2015, compared to $1,883 million at September 30, 2014.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $42 million at June 30, 2015 and $31 million at September 30, 2014.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 155% and 154% of current liabilities at June 30, 2015 and September 30, 2014, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of June 30, 2015 and September 30, 2014.

	June 30	September 30
(In millions)	2015	2014
Cash and cash equivalents	$1,113	$1,393

Unused borrowing capacity
Revolving credit facility	$1,128	$1,084
Accounts receivable securitization facility	$19	$—
Total borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2015 revolving credit facility) was $1,128 million, due to a reduction of $72 million for letters of credit outstanding at June 30, 2015.  In total, Ashland’s available liquidity position, which includes cash, the 2015 revolving credit facility and the accounts receivable securitization facility, was $2,260 million at June 30, 2015, compared to $2,477 million at September 30, 2014.
Capital resources
Debt
The following summary reflects Ashland’s debt as of June 30, 2015 and September 30, 2014.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	June 30	September 30
(In millions)	2015	2014
Short-term debt	$231	$329
Long-term debt (including current portion and debt issuance costs) (a)	3,467	2,920
Total debt	$3,698	$3,249

(a)Includes $27 million and $31 million of debt issuance costs as of June 30, 2015 and September 30, 2014, respectively.
The current portion of long-term debt was $105 million at June 30, 2015 and $9 million at September 30, 2014.  Debt as a percent of capital employed was 54% at June 30, 2015 and 48% at September 30, 2014.  At June 30, 2015, Ashland’s total debt had an outstanding principal balance of $3,876 million, discounts of $151 million, and debt issuance costs of $27 million.  The scheduled aggregate maturities of debt by year are as follows:  $277 million remaining in 2015, $73 million in 2016, $69 million in 2017, $810 million in 2018 and $143 million in 2019.
Senior notes refinancing and 2015 Senior Credit Agreement
During the June 2015 quarter, Ashland completed certain refinancing transactions related to the $600 million 3.000% senior notes due 2016 (2016 senior notes). Ashland commenced a cash tender offer to purchase for cash any and all of its outstanding 2016 senior notes. At the close of the tender offer, $550 million aggregate principal amount of the 2016 senior notes was tendered by note holders, representing approximately 92% of the outstanding 2016 senior notes, which have been purchased by Ashland. Subsequently, Ashland redeemed the remaining balance of the 2016 senior notes of $50 million on July 23, 2015.
In connection with the tender offer and redemption, in the June 2015 quarter Ashland entered into a Credit Agreement (the 2015 Senior Credit Agreement), which replaced the 2013 Senior Credit Facility, and was comprised of a new five-year senior unsecured revolving credit facility in an aggregate amount of $1.2 billion (the 2015 revolving credit facility) and a five-year senior unsecured term loan facility in an aggregate principal amount of $1.1 billion (the term loan facility).
During the June 2015 quarter, Ashland used the proceeds from borrowings under the $1.1 billion term loan facility along with cash on hand (i) to fund the tender offer of the 2016 senior notes, (ii) to pay in full the outstanding loans under the 2013 Senior Credit Facility, (iii) to pay accrued interest, fees and expenses under the 2013 Senior Credit Facility and the 2016 senior notes, (iv) to contribute funds to the U.S. pension plans impacted by the pension plan settlement program discussed in Note J of the Notes to Condensed Consolidated Financial Statements, and (v) to pay fees and expenses incurred in connection with the entry into the 2015 Senior Credit Agreement. As a result of the tender offer, Ashland recognized an $8 million charge related to an early redemption premium payment, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2015.
Debt covenant restrictions
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of June 30, 2015, Ashland is in compliance with all debt agreement covenant restrictions.
The 2015 Senior Credit Agreement defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2015 Senior Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on pages 44 and 45. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. The maximum consolidated leverage ratios permitted under the 2015 Senior Credit Agreement are as follows: 3.75 from June 30, 2015 through December 31, 2016 and 3.5 from March 31, 2017 and each fiscal quarter thereafter.
The 2015 Senior Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.
At June 30, 2015, Ashland’s calculation of the consolidated leverage ratio was 2.6, which is below the maximum consolidated leverage ratio permitted under the 2015 Senior Credit Agreement of 3.75. At June 30, 2015, Ashland’s calculation of the consolidated interest coverage ratio was 6.6, which exceeds the minimum required ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated leverage ratio and a 0.7x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
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
Based on Ashland’s current debt structure, future annual interest expense is expected to range from approximately $165 million to $175 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.
Stockholders’ equity
Stockholders’ equity decreased $416 million since September 30, 2014 to $3,167 million at June 30, 2015.  This decrease was due to a decline of $397 million for the stock repurchase agreements, $314 million related to deferred translation losses, regular cash dividends of $72 million, adjustments to pension and postretirement obligations of $13 million, and $3 million for an unrealized loss on available-for-sale securities. These decreases were partially offset by net income during the period of $363 million and $20 million for common shares issued under stock incentive and other plans.
During the March 2014 quarter, the Board of Directors of Ashland authorized a $1.35 billion common stock repurchase program. Under the program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. Ashland completed this program during the current quarter, with delivery of the final shares occurring during July 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following stock repurchase agreements were entered into as part of the $1.35 billion common stock repurchase program.
Accelerated share repurchase agreements
Ashland announced in the September 2014 quarter that it had entered into accelerated share repurchase agreements (2014 ASR Agreements) with Deutsche Bank AG, London Branch (Deutsche Bank) and JPMorgan Chase Bank, N.A. (JPMorgan) to repurchase an aggregate of $750 million of Ashland's common stock. Under the 2014 ASR Agreements, Ashland paid an initial purchase price of $750 million, split evenly between the financial institutions. As of September 30, 2014, Ashland received an initial delivery of approximately 5.9 million shares of common stock under the 2014 ASR Agreements. The 2014 ASR Agreements had a variable maturity, at the financial institutions option, with a maximum pricing period termination date of June 30, 2015. During June 2015, the 2014 ASR Agreements terminated pursuant to their terms and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $116.33 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by the financial institutions under the 2014 ASR Agreements was 6.4 million shares. Ashland received the additional 0.5 million shares from the financial institutions during July 2015 to settle the difference between the initial share delivery and the total number of shares repurchased.
During the nine months ended June 30, 2015, Ashland announced and completed accelerated share repurchase agreements (2015 ASR Agreements) with Deutsche Bank and JPMorgan to repurchase an aggregate of $270 million of Ashland's common stock. Under the 2015 ASR Agreements, Ashland paid an initial purchase price of $270 million, split evenly between the financial institutions and received an initial delivery of approximately 1.9 million shares of common stock. The 2015 ASR Agreements had a variable maturity, at the financial institutions option, with a maximum pricing period termination date of July 31, 2015. During June 2015, Deutsche Bank and JPMorgan exercised their early termination option under the 2015 ASR Agreements and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $125.22 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by the financial institutions under the 2015 ASR Agreements was 2.2 million shares. Ashland received the additional 0.3 million shares from the financial institutions during July 2015 to settle the difference between the initial share delivery and the total number of shares repurchased.
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
Ashland announced in the September 30, 2014 quarter that it had entered into an agreement with each of Deutsche Bank Securities Inc. and JPMorgan to repurchase an aggregate of $250 million of Ashland's common stock. Under the terms of the agreement, the financial institutions purchased a pre-determined number of shares on various trading days dependent upon Ashland's prevailing stock price on that date. During fiscal 2014, Ashland received 1.2 million shares of common stock for a total cost of $124 million. During the nine months ended June 30, 2015, Ashland completed these agreements, receiving an additional 1.2 million shares of common stock for a total cost of $127 million. The settlement price, which represents the average amount spent after commissions over the common shares repurchased throughout the program, was $104.51 per share. In total, Ashland paid $250 million and received 2.4 million shares of common stock under the agreements.
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization that will expire on December 31, 2017. This authorization allows for the same repurchase methods as the March 2014 quarter repurchase program.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash dividends
During the three months ended June 30, 2015, the Board of Directors of Ashland announced and paid a quarterly cash dividend of 39 cents per share to eligible shareholders of record. This was an increase from the quarterly dividends of 34 cents in the December 2014 and March 2015 quarters as well as each quarter of fiscal 2014.
Capital expenditures
Ashland is currently forecasting approximately $265 million to $275 million of capital expenditures for 2015, funded primarily from operating cash flows.  Capital expenditures were $147 million for the nine months ended June 30, 2015 and averaged $251 million during the last three fiscal years.
Contractual obligations and other commitments
During the June 2015 quarter, Ashland completed certain refinancing transactions related to the $600 million 3.000% senior notes due 2016. As a result, the contractual table commitments for debt outstanding previously disclosed in Ashland's most recent Form 10-K has been modified for the new debt instruments entered into as a part of this refinancing during the current quarter. For additional information on the annual scheduled payments for Ashland's new debt instruments outstanding as of June 30, 2015, see Note H of the Notes to Condensed Consolidated Financial Statements for further information.
CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three and nine months ended June 30, 2015.
OUTLOOK
Ashland expects the typical seasonal declines during the September 2015 quarter in Specialty Ingredients, compared to the third quarter, leading to a sequential sales decline of 3 to 5 percent or approximately $550 million to $560 million. However, Specialty Ingredients is expected to continue to report increased growth in the higher-margin, higher value-add areas of the business, which is expected to result in EBITDA margins of 23 to 23.5 percent.
For the upcoming fourth quarter Ashland expects overall results to decline sequentially within Performance Materials due to normal seasonality. Ashland expects another quarter of solid performance within the Composites division to be offset by continued pricing weakness within the Intermediates/Solvents division. As a result, sales are expected to be approximately $255 million to $265 million and EBITDA margin is expected to be 8 to 8.5 percent.
Ashland expects Valvoline's strong performance to continue during the upcoming September 2015 quarter across each area of its business. However, normal seasonal declines are expected to reduce sales by 5 to 7

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

percent sequentially to approximately $475 million to $485 million. In addition, the Do-It-Yourself division results are expected to decline to more historical levels from the previously strong results reported during the third quarter. In total, Ashland expects the EBITDA margin for Valvoline to be approximately 19 to 20 percent.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at June 30, 2015 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting - During the three months ended June 30, 2015, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(a)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of June 30, 2015, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 83 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a

state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
(b)    Hattiesburg, Mississippi Resource Conservation and Recovery Act Matter – In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a storm water retention basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource Conservation and Recovery Act.  In May 2011, the USEPA issued an inspection report from a September 2010 inspection with allegations similar to those of the MDEQ and promulgated an information request.  Ashland has been working with the MDEQ and USEPA to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  The USEPA proposed a settlement penalty in excess of $100,000.  While it is reasonable to believe that this matter will involve a penalty from the MDEQ and/or the USEPA exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
(c) Lower Passaic River, New Jersey Matters – Ashland, through two formerly owned facilities, and ISP, through a now-closed facility, have been identified as “potentially responsible parties” (PRPs), along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the EPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOC, in June 2012 the CPG voluntarily entered into another AOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the EPA released the FFS. The CPG submitted the Draft RI/FS Report on April 30, 2015. The EPA is expected to release the FFS Record of Decision for the lower 8 miles in September 2015. Based on current knowledge and proceedings, Ashland does not believe the release of the FFS or outcome of the contemplated proceedings related to the RI/FS will have a material adverse impact on its business and financial operations; however, there are a number of contingencies in the future that could possibly have a material impact including adverse rulings or verdicts, allocation proceedings and related orders.
(d) Zwijndrecht Plant Matter – Since August 2012, Dutch environmental authorities have found several violations of a waste water discharge permit by Ashland Industries Nederland B.V. (Ashland Nederland), as owner of the manufacturing site at Zwijndrecht, The Netherlands. An administrative penalty of €50,000 and a sanction of €50,000 were paid in calendar year 2013 for violations of the law and permit from December 2011 through August 2012. In February 2014, the Dutch environmental authorities claimed payment of administrative fines totaling €250,000 in connection with additional violations of the waste water discharge permit. In June 2014, Ashland Nederland lost its appeal on this decision. In addition to the €250,000 fines, the Dutch authorities announced prosecution with regards to the violations of the same permit during the period of October 2012 through January 2014. Ashland initiated a settlement proposal and is awaiting a response to the proposal. While it is reasonable to believe that this matter will involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2015 and September 30, 2014.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2015.

ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended June 30, 2015 was as follows:

Issuer Purchases of Equity Securities
Q3 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1, 2015 to April 30, 2015:	—		—		—		—
May 1, 2015 to May 31, 2015:							1,000
Employee Tax Withholdings	22	(3)	$112.85		—
June 1, 2015 to June 30, 2015:	—	(2)	—	(2)	—	(2)	1,000
Total	22						$1,000

(1)In February 2014, the Company's Board of Directors approved a $1.35 billion share repurchase authorization. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. After completion of the accelerated share repurchase programs discussed below in footnote 2, there was no remaining availability under the $1.35 billion authorization. As a result, on April 28, 2015, the Company’s Board of Directors approved a new $1 billion share repurchase authorization that expires December 31, 2017 and allows for the same repurchase methods as the prior authorization. The $1 billion represents the remaining amount available to repurchase as of June 30, 2015 under the authorized repurchase program.
(2)In August 2014, the Company entered into an accelerated share repurchase program with two financial institutions to purchase $750 million of the Company's common stock (the 2014 ASR Agreements). In exchange for an up-front payment totaling $750 million, the financial institutions initially delivered approximately 5.9 million shares of Ashland common stock. The 2014 ASR Agreements had a variable maturity, at the financial institutions’ option, with a pricing period termination date of no later than June 30, 2015. In June 2015, the 2014 ASR Agreements terminated pursuant to their terms and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $116.33 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were to be delivered by the financial institutions was 6.4 million shares. Ashland received the additional 563,905 shares from the financial institutions in the September 2015 quarter to settle the difference between the initial share delivery and the total number of shares repurchased.
Additionally, in January 2015, the Company entered into accelerated share repurchase programs to purchase $269.6 million of the Company's common stock (the 2015 ASR Agreements). In exchange for an up-front payment totaling $269.6 million, the financial institutions initially delivered approximately 1.9 million shares of Ashland common stock. The 2015 ASR Agreements had a variable maturity, at the financial institutions’ option, with a pricing period termination date of no later than July 31, 2015. In June 2015, the financial institutions exercised their early termination option under the 2015 ASR Agreements and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $125.22 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were to be delivered by the financial institutions under the 2015 ASR Agreements was 2.2 million shares. Ashland received the additional 302,315 shares from the financial institutions in the September 2015 quarter to settle the difference between the initial share delivery and the total number of shares repurchased. The average price paid by the Company for the shares delivered under the 2014 ASR Agreements and the 2015 ASR Agreements was $119.43.
(3)Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

ITEM 6.  EXHIBITS

(a) Exhibits
10.1
Credit Agreement dated as of June 23, 2015, among Ashland Inc., as Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and PNC Bank, National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Mizuho Bank LTD., U.S. Bank National Association, and Wells Fargo Bank, National Association, as Managing Agents, and the other Lenders party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on June 23, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.2
Ashland Inc. Supplemental Defined Contribution Plan for Certain Employees effective January 1, 2015 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 18, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.3	Amended and Restated 2015 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.4	Form of Restricted Stock Award Agreement (Double-Trigger Form) (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.5	Form of Restricted Stock Unit Award Agreement (Double-Trigger Form) (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.6
Form of Stock Appreciation Rights Award Agreement (Double-Trigger Form) (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.7
Form of Performance Unit (LTIP) Award Agreement (Double-Trigger Form) (filed as Exhibit 10.5 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.8
Form of Performance Unit (LTIP) Award Agreement (International) (Double-Trigger Form) (filed as Exhibit 10.6 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.9	Form of Restricted Stock Equivalent Agreement (Double-Trigger Form) (filed as Exhibit 10.7 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.10*	Amendment to the Ashland Inc. Supplemental Early Retirement Plan for Certain Employees.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2015 and June 30, 2014; (ii) Condensed Consolidated Balance Sheets at June 30, 2015 and September 30, 2014; (iii) Statements of Consolidated Stockholders’ Equity at June 30, 2015; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2015 and June 30, 2014; and (v) Notes to Condensed Consolidated Financial Statements.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
July 30, 2015	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Credit Agreement dated as of June 23, 2015, among Ashland Inc., as Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc. and PNC Bank, National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Mizuho Bank LTD., U.S. Bank National Association, and Wells Fargo Bank, National Association, as Managing Agents, and the other Lenders party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on June 23, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.2
Ashland Inc. Supplemental Defined Contribution Plan for Certain Employees effective January 1, 2015 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 18, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.3	Amended and Restated 2015 Ashland Inc. Incentive Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.4	Form of Restricted Stock Award Agreement (Double-Trigger Form) (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.5	Form of Restricted Stock Unit Award Agreement (Double-Trigger Form) (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.6
Form of Stock Appreciation Rights Award Agreement (Double-Trigger Form) (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.7
Form of Performance Unit (LTIP) Award Agreement (Double-Trigger Form) (filed as Exhibit 10.5 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.8
Form of Performance Unit (LTIP) Award Agreement (International) (Double-Trigger Form) (filed as Exhibit 10.6 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.9	Form of Restricted Stock Equivalent Agreement (Double-Trigger Form) (filed as Exhibit 10.7 to Ashland’s Form 8-K filed on July 20, 2015 (SEC File No. 001-32532) and incorporated herein by reference).

10.10*	Amendment to the Ashland Inc. Supplemental Early Retirement Plan for Certain Employees.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*Filed herewith.
**Submitted electronically with this report.