Form 10-Q
period 2015-12-31
ASHLAND INC.
filed 2016-01-27
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 31, 2015, there were 63,225,021 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended
	December 31
(In millions except per share data - unaudited)	2015	2014
Sales	$1,163	$1,391
Cost of sales	771	982
Gross profit	392	409

Selling, general and administrative expense	224	226
Research and development expense	25	25
Equity and other income	8	11
Operating income	151	169

Net interest and other financing expense	42	41
Net gain (loss) on divestitures	2	(85)
Income from continuing operations before income taxes	111	43
Income tax expense - Note J	20	3
Income from continuing operations	91	40
Loss from discontinued operations (net of tax) - Note D	(2)	(8)
Net income	$89	$32

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$1.39	$0.58
Loss from discontinued operations	(0.02)	(0.11)
Net income	$1.37	$0.47

Diluted earnings per share - Note M
Income from continuing operations	$1.38	$0.57
Loss from discontinued operations	(0.03)	(0.11)
Net income	$1.35	$0.46

DIVIDENDS PAID PER COMMON SHARE	$0.39	$0.34

COMPREHENSIVE INCOME (LOSS)
Net income	$89	$32
Other comprehensive income (loss), net of tax - Note N
Unrealized translation loss	(61)	(127)
Pension and postretirement obligation adjustment	(3)	(5)
Unrealized gain on available-for-sale securities	6	—
Other comprehensive loss	(58)	(132)
Comprehensive income (loss)	$31	$(100)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30
(In millions - unaudited)	2015	2015

ASSETS
Current assets
Cash and cash equivalents	$1,039	$1,257
Accounts receivable (a)	851	961
Inventories - Note G	723	706
Deferred income taxes	155	155
Other assets	164	169
Total current assets	2,932	3,248
Noncurrent assets
Property, plant and equipment
Cost	4,161	4,144
Accumulated depreciation	2,005	1,962
Net property, plant and equipment	2,156	2,182
Goodwill - Note H	2,462	2,486
Intangibles - Note H	1,114	1,142
Restricted investments - Note F	289	285
Asbestos insurance receivable - Note L	176	180
Equity and other unconsolidated investments	64	65
Other assets	480	476
Total noncurrent assets	6,741	6,816
Total assets	$9,673	$10,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note I	$645	$326
Current portion of long-term debt - Note I	55	55
Trade and other payables	461	573
Accrued expenses and other liabilities	433	494
Total current liabilities	1,594	1,448
Noncurrent liabilities
Long-term debt - Note I	3,337	3,348
Employee benefit obligations - Note K	1,059	1,076
Asbestos litigation reserve - Note L	648	661
Deferred income taxes	81	89
Other liabilities	407	405
Total noncurrent liabilities	5,532	5,579
Commitments and contingencies - Note L
Stockholders’ equity	2,547	3,037

Total liabilities and stockholders’ equity	$9,673	$10,064

(a)	Accounts receivable includes an allowance for doubtful accounts of $11 million at December 31, 2015 and September 30, 2015.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	(a)	Total
BALANCE AT SEPTEMBER 30, 2015	$1	$46	$3,281	$(291)		$3,037
Total comprehensive income (loss)			89	(58)		31
Regular dividends, $.39 per common share			(24)			(24)
Common shares issued under stock
incentive and other plans (b)		3				3
Repurchase of common shares (c)		(49)	(451)			(500)
BALANCE AT DECEMBER 31, 2015	$1	$—	$2,895	$(349)		$2,547

(a)
At December 31, 2015 and September 30, 2015, the after-tax accumulated other comprehensive loss of $349 million and $291 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $38 million and $41 million, respectively, net unrealized translation loss of $382 million and $321 million, respectively, and net unrealized loss on available-for-sale securities of $5 million and $11 million, respectively.

(b)	Common shares issued were 306,271 for the three months ended December 31, 2015.

(c)	Common shares repurchased were 3,873,850 for the three months ended December 31, 2015. See Note N of the Notes to Condensed Consolidated Financial Statements.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2015	2014
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$89	$32
Loss from discontinued operations (net of tax)	2	8
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	83	85
Debt issuance cost amortization	3	4
Deferred income taxes	3	(10)
Equity income from affiliates	(4)	(4)
Distributions from equity affiliates	5	3
Stock based compensation expense	8	7
Gain on available-for-sale securities	(2)	—
Net loss (gain) on divestitures	(2)	85
Pension contributions	(4)	(6)
Change in operating assets and liabilities (a)	(115)	(154)
Total cash flows provided by operating activities from continuing operations	66	50
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(53)	(43)
Proceeds from disposal of property, plant and equipment	1	1
Purchase of operations - net of cash acquired	(4)	—
Proceeds (uses) from sale of operations or equity investments	(2)	106
Reimbursements from restricted investments	7	—
Proceeds from the settlement of derivative instruments	7	—
Total cash flows provided (used) by investing activities from continuing operations	(44)	64
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Repayment of long-term debt	(14)	—
Proceeds (repayment) from short-term debt	319	(6)
Repurchase of common stock	(500)	(127)
Cash dividends paid	(24)	(24)
Excess tax benefits related to share-based payments	—	2
Total cash flows used by financing activities from continuing operations	(219)	(155)
CASH USED BY CONTINUING OPERATIONS	(197)	(41)
Cash used by discontinued operations
Operating cash flows	(10)	(84)
Investing cash flows	—	(2)
Total cash used by discontinued operations	(10)	(86)
Effect of currency exchange rate changes on cash and cash equivalents	(11)	(10)
DECREASE IN CASH AND CASH EQUIVALENTS	(218)	(137)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,257	1,393
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,039	$1,256

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Results of operations for the period ended December 31, 2015 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year.
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
New accounting standards
A description of new U.S. GAAP accounting standards issued and adopted during the current year is required in interim financial reporting.  A detailed listing of all new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The following standards relevant to Ashland were either issued or adopted in the current period, or will become effective in a subsequent period.
In November 2015, the Financial Accounting Standards Board (FASB) issued accounting guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance will become effective for Ashland on October 1, 2017, with early adoption permitted. The guidance may be adopted on either a prospective or retrospective basis. Ashland is currently evaluating the new accounting standard and the impact this new guidance will have on Ashland's Condensed Consolidated Financial Statements.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS

Oil Can Henry's
On December 11, 2015, Ashland announced that it signed a definitive agreement to acquire OCH International, Inc. (Oil Can Henry's) for $72 million. Oil Can Henry's is the 14th largest quick-lube network in the United States, servicing approximately 1 million vehicles annually. It operates and franchises a total of 89 quick-lube stores, 47 company-owned stores and 42 franchise locations, in six states, including Oregon, Washington, California, Arizona, Idaho and Colorado. The acquisition is expected to be completed during the second quarter of fiscal 2016.
Zeta Fraction™
In September 2015, Specialty Ingredients completed the acquisition of the patented Zeta Fraction™ technology from AkzoNobel for $8 million. The acquisition broadens Ashland’s value-added portfolio in the personal care, pharmaceutical, food and beverage, and agriculture markets. The patented Zeta Fraction™ process and technology selectively isolates efficacious components from living plants and marine sources to produce a wide range of biofunctional ingredients. The purchase price allocation primarily included intellectual property and property, plant and equipment.
NOTE C - DIVESTITURES
Ashland Separation of Valvoline
On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland and Valvoline. Ashland has begun the process to separate its Valvoline business from its Specialty Ingredients and Performance Materials businesses while it finalizes the transaction structure and obtains customary regulatory and other approvals. Ashland intends for the separation, which is subject to final board approval prior to completion, to be tax free for Ashland shareholders. Immediately following the separation, Ashland shareholders will own shares of both the new Ashland and Valvoline. The separation is expected to be completed as soon as practicable, but not before the end of fiscal 2016. During the three months ended December 31, 2015, Ashland recognized $6 million of separation costs primarily related to consulting and legal fees and employee retention awards.
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
Industrial Biocides
During May 2015, Ashland entered into a definitive sale agreement to sell the industrial biocides assets within Specialty Ingredients, which closed on July 1, 2015. As a result of the sale, Ashland received net cash proceeds of approximately $30 million and recognized a nominal gain before tax during the September 2015 quarter.
The sale of Specialty Ingredient's industrial biocides assets did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DIVESTITURES (continued)

Valvoline Car Care Products
In April 2015, Ashland entered into a definitive sale agreement to sell Valvoline's car care product assets for $24 million, which included Car Brite™ and Eagle One™ automotive appearance products. Prior to the sale, Ashland recognized a loss of $26 million before tax to recognize the assets at fair value less cost to sell, using Level 2 nonrecurring fair value measurements. The loss was reported within the net gain (loss) on divestitures caption within the Statements of Consolidated Comprehensive Income during the March 2015 quarter. The transaction closed on June 30, 2015 and Ashland received net proceeds of $19 million after adjusting for certain customary closing costs and final working capital totals during the June 2015 quarter.
The sale of Valvoline's car care product assets did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results.
Valvoline Joint Venture
During April 2015, Ashland sold a Valvoline joint venture equity investment in Venezuela. Prior to the sale, Ashland recognized a $14 million impairment in the March 2015 quarter, for which there was no tax effect, using Level 2 nonrecurring fair value measurements within the equity and other income caption of the Statements of Consolidated Comprehensive Income.
Ashland’s decision to sell the equity investment and the resulting charge recorded in the prior year was reflective of the continued devaluation of the Venezuelan currency (bolivar) based on changes to the Venezuelan currency exchange rate mechanisms during the prior year. In addition, the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar had restricted the joint venture’s ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations and cash flow limitations, combined with other recent Venezuelan regulations and the impact of declining oil prices on the Venezuelan economy, had significantly restricted Ashland’s ability to conduct normal business operations through the joint venture arrangement. Ashland determined this divestiture did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results, and thus it did not qualify for discontinued operations treatment.
Elastomers
On October 9, 2014, Ashland entered into a definitive agreement to sell the Elastomers division of the Performance Materials reportable segment, which operated a 250-person manufacturing facility in Port Neches, Texas, to Lion Copolymer Holdings, LLC. The Elastomers division, which primarily served the North American replacement tire market, accounted for approximately 5% of Ashland's 2014 sales of $6.1 billion and 18% of Ashland Performance Materials' $1.6 billion in sales in 2014. The sale was completed on December 1, 2014 in a transaction valued at approximately $120 million which was subject to working capital adjustments. The total post-closing adjusted cash proceeds received before taxes by Ashland during 2015 was $105 million, which included working capital adjustments and transaction costs, as defined in the definitive agreement.
Elastomers' net assets as of November 30, 2014 were $191 million which primarily included accounts receivable, inventory, property, plant and equipment, non-deductible goodwill and other intangibles and payables. Since the net proceeds received were less than book value, Ashland recorded a loss of $86 million pre-tax, using Level 2 nonrecurring fair value measurements, within the net gain (loss) on divestitures caption within the Statements of Consolidated Comprehensive Income during 2015. The related tax effect was a benefit of $28 million included in the income tax expense caption within the Statements of Consolidated Comprehensive Income.

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
NOTE D – DISCONTINUED OPERATIONS
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
On July 31, 2014, Ashland completed the sale of the Ashland Water Technologies (Water Technologies) business to Clayton, Dubilier & Rice. Ashland has made certain post-closing adjustments as defined by the definitive agreement during the three months ended December 31, 2015 and 2014.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions)	2015	2014
Loss from discontinued operations (net of tax)
Water Technologies	$—	$(3)
Asbestos-related litigation	—	(1)
Loss on disposal of discontinued operations (net of tax)
Water Technologies	(2)	(4)
Total loss from discontinued operations (net of tax)	$(2)	$(8)
NOTE E – RESTRUCTURING ACTIVITIES
Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
Severance costs
During 2014, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland executed a voluntary severance offer (VSO) to certain U.S. employees and an involuntary program for certain employees. Substantially all payments related

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – RESTRUCTURING ACTIVITIES (continued)

to the VSO and involuntary programs were paid by the end of fiscal year 2015. As of December 31, 2015 and September 30, 2015, the remaining restructuring reserve for this global restructuring program was $5 million and $7 million, respectively. Additional restructuring reserves of $1 million for other previously announced programs also remained as of December 31, 2015 and September 30, 2015.
Facility costs
In prior years, Ashland incurred lease abandonment charges related to its exit from an office facility that was obtained as part of the Hercules acquisition. The costs related to the reserve will be paid over the remaining lease term through May 2016. As of December 31, 2015 and September 30, 2015, the remaining restructuring reserve for all qualifying facility costs totaled $2 million and $3 million, respectively.
The following table summarizes the related activity in these reserves for the three months ended December 31, 2015 and 2014.  The severance reserves and facility costs reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2015	$8	$3	$11
Utilization (cash paid)	(2)	(1)	(3)
Balance as of December 31, 2015	$6	$2	$8

Balance as of September 30, 2014	$56	$9	$65
Utilization (cash paid)	(15)	(1)	(16)
Balance as of December 31, 2014	$41	$8	$49
Specialty Ingredients Restructuring
During the March 2015 quarter, Specialty Ingredients committed to a restructuring plan within an existing manufacturing facility. As of December 31, 2015 and September 30, 2015, the remaining restructuring reserve related to severance for the Specialty Ingredients' manufacturing facility totaled $2 million and $13 million, respectively. During the three months ended December 31, 2015, as the structure of the program was finalized, the severance reserve was reduced by a $5 million reversal of the accrual as well as reclassifications of certain non-severance related costs. The restructuring plan is expected to be completed during fiscal 2016. The severance reserve is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.
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
The following table summarizes financial instruments subject to recurring fair value measurements as of December 31, 2015.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,039	$1,039	$1,039	$—	$—
Restricted investments (a)	319	319	319	—	—
Deferred compensation investments (b)	184	184	40	144	—
Investments of captive insurance company (b)	3	3	3	—	—
Foreign currency derivatives	2	2	—	2	—
Total assets at fair value	$1,547	$1,547	$1,401	$146	$—

Liabilities
Foreign currency derivatives	$2	$2	$—	$2	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
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
Restricted investments
On January 13, 2015, Ashland and Hercules, a wholly owned subsidiary of Ashland that was acquired in 2009, entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity Company and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement). During the March 2015 quarter, Ashland placed $335 million of the settlement funds into a renewable annual trust restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds were classified primarily as noncurrent restricted investment assets, with $30 million classified within other current assets, in the Condensed Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015.
During the June 2015 quarter, Ashland diversified the restricted investments received from the January 2015 asbestos insurance settlement into primarily equity and corporate bond mutual funds that are designated as available-for-sale securities, classified as Level 1 measurements within the fair value hierarchy. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in the stockholders' equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income (AOCI). Investment income and realized gains and losses on the available-for-sale securities are reported in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income. The following table provides a summary of the available-for-sale securities portfolio as of December 31, 2015 and September 30, 2015:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

		Investment	Unrealized	Unrealized		Fair
(In millions)	Cost (a)	Income (b)	gain	loss	Disbursements	Value
As of December 31, 2015
Demand deposit	$17	$2	$—	$—	$(7)	$12
Equity mutual fund	195	—	—	(4)	—	191
Corporate bond mutual fund	120	—	—	(4)	—	116
Total	$332	$2	$—	$(8)	$(7)	$319

As of September 30, 2015
Demand deposit	$20	$3	$—	$—	$(6)	$17
Equity mutual fund	195	—	—	(14)	—	181
Corporate bond mutual fund	120	—	—	(3)	—	117
Total	$335	$3	$—	$(17)	$(6)	$315

(a)
The cost of the demand deposit includes investment income and disbursements recognized in previous periods. The cost of the equity and corporate bond mutual funds includes realized gains and losses recorded in previous periods, if applicable.

(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.
The unrealized losses as of December 31, 2015 and September 30, 2015 were recognized within AOCI. At December 31, 2015, Ashland considered the decline in market value of its restricted investment portfolio, which is less than twelve months in duration, to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. Ashland invests in highly-rated mutual funds comprised principally of investment grade securities. No realized gain or loss was reclassified out of AOCI and no other-than-temporary impairment was recognized in AOCI during the three months ended December 31, 2015.
The following table presents the investment income and disbursements related to the demand deposit for the three months ended December 31, 2015.

Three months ended
December 31
(In millions)	2015
Investment income	$2
Disbursements	(7)
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
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three months ended December 31, 2015 and 2014 within the Statements of Consolidated Comprehensive Income.

	Three months ended
	December 31
(In millions)	2015	2014
Foreign currency derivative gain (loss)	$3	$(4)
The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2015 and September 30, 2015 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2015	2015
Foreign currency derivative assets	$2	$5
Notional contract values	219	192

Foreign currency derivative liabilities	$2	$16
Notional contract values	235	673
Net investment hedges
During 2015 and 2014, Ashland entered into foreign currency contracts in order to manage the foreign currency exposure of the net investment in certain foreign operations. These foreign currency contracts were primarily the result of certain proceeds from the sale of Water Technologies being received in non-U.S. denominated currencies during 2014 and ongoing management of the volatility in foreign currency exchange rates. Ashland designated the foreign currency contracts as hedges of net investments in its foreign subsidiaries. As a result, Ashland records these hedges at fair value using forward rates, with the effective portion of the gain or loss reported as a component of the cumulative translation adjustment within AOCI and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income. During 2016, these foreign currency contracts were settled and Ashland entered into new foreign currency contracts designated as hedges of net investments in foreign subsidiaries. These settlements resulted in gains, within the cumulative translation adjustment within AOCI, of $7 million for the three months ended December 31, 2015.
As of December 31, 2015 and September 30, 2015, the total notional value of foreign currency contracts equaled $95 million and $175 million, respectively. The fair value of Ashland's net investment hedge assets and liabilities are calculated using forward rates. Accordingly, these instruments are deemed to be Level 2 measurements within the fair value hierarchy. Counterparties to these net investment hedges are highly rated financial institutions which Ashland believes carry only a nominal risk of nonperformance. The following table summarizes the fair value of the outstanding net investment hedge instruments as of December 31, 2015 and September 30, 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

		December 31	September 30
(In millions)	Consolidated balance sheet caption	2015	2015
Net investment hedge assets (a)	Accounts receivable	$—	$8
Net investment hedge liabilities (a)	Accrued expenses and other liabilities	—	—

(a)	Fair value of $0 denotes a value less than $1 million.
The following table summarizes the change in the unrealized gain on the net investment hedge instruments recognized within the cumulative translation adjustment within AOCI during the three months ended December 31, 2015 and 2014. No portion of the gain was reclassified to income during the three months ended December 31, 2015 and 2014. There was no hedge ineffectiveness with these instruments during the three months ended December 31, 2015 and 2014.

	Three months ended	Three months ended
	December 31	December 31
(In millions)	2015	2014
Change in unrealized gain in AOCI (a)	$—	$—
Tax impact of change in unrealized gain in AOCI (a)	—	(1)

(a)	Zero value denotes a value that nets to less than $1 million.
Other financial instruments
At December 31, 2015 and September 30, 2015, Ashland’s long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $3,419 million and $3,431 million, respectively, compared to a fair value of $3,513 million and $3,484 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE G – INVENTORIES
Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2015	2015
Finished products	$552	$542
Raw materials, supplies and work in process	202	198
LIFO reserve	(31)	(34)
	$723	$706

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill
Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  For its July 1, 2015 assessment, Ashland determined that its reporting units for allocation of goodwill included the Specialty Ingredients and Valvoline reportable segments, and the Composites and Intermediates/Solvents reporting units within the Performance Materials reportable segment, and determined at that time that no impairment existed.
The following is a progression of goodwill by reportable segment for the three months ended December 31, 2015.

	Specialty	Performance
(In millions)	Ingredients	Materials	(a)	Valvoline	Total
Balance as of September 30, 2015	$2,004	$313		$169	$2,486
Acquisitions (b)	—	—		1	1
Currency translation adjustment	(24)	(1)		—	(25)
Balance as of December 31, 2015	$1,980	$312		$170	$2,462

(a)	As of December 31, 2015, goodwill consisted of $171 million for the Intermediates/Solvents reporting unit and $141 million for the Composites reporting unit.

(b)	Relates to Valvoline Instant Oil ChangeSM center acquisitions during the December 31, 2015 quarter.
Other intangible assets
Intangible assets principally consist of trademarks and trade names, intellectual property and customer relationships. Intangible assets classified as finite are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 4 to 25 years, intellectual property over 5 to 20 years, and customer relationships over 3 to 24 years.
As of September 30, 2015, in-process research and development (IPR&D) and certain intangible assets within trademarks and trade names were classified as indefinite-lived and had a balance of $311 million. During the three months ended December 31, 2015, Ashland started amortizing the remaining IPR&D assets since the technology was commercialized during this period. As a result, as of December 31, 2015, the indefinite-lived intangible assets consisted only of certain trademarks and trade names of $301 million. Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of December 31, 2015 and September 30, 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

	December 31, 2015
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$50	$(42)	$8
Intellectual property	821	(277)	544
Customer relationships	415	(154)	261
Total definite-lived intangible assets	1,286	(473)	813

Indefinite-lived intangible assets
Trademarks and trade names	301	—	301
Total intangible assets	$1,587	$(473)	$1,114

	September 30, 2015
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$48	$(41)	$7
Intellectual property	813	(266)	547
Customer relationships	424	(147)	277
Total definite-lived intangible assets	1,285	(454)	831

Indefinite-lived intangible assets
IPR&D	8	—	8
Trademarks and trade names	303	—	303
Total intangible assets	$1,596	$(454)	$1,142
Amortization expense recognized on intangible assets was $19 million and $21 million for the three months ended December 31, 2015 and 2014, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Estimated amortization expense for future periods is $76 million in 2016 (includes three months actual and nine months estimated), $76 million in 2017, $76 million in 2018, $72 million in 2019 and $71 million in 2020. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.
NOTE I – DEBT
The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

	December 31	September 30
(In millions)	2015	2015
4.750% notes, due 2022	$1,121	$1,120
Term Loan, due 2020	1,073	1,086
3.875% notes, due 2018	700	700
6.875% notes, due 2043	376	376
Accounts receivable securitization	100	190
6.50% junior subordinated notes, due 2029	137	136
Revolving credit facility	520	110
Other international loans, interest at a weighted-
average rate of 5.9% at December 31, 2015 (4.8% to 9.4%)	25	25
Medium-term notes, due 2019, interest of 9.4% at December 31, 2015	5	5
Other (a)	(20)	(19)
Total debt	4,037	3,729
Short-term debt	(645)	(326)
Current portion of long-term debt	(55)	(55)
Long-term debt (less current portion and debt issuance cost discounts)	$3,337	$3,348

(a)	Other includes $27 million and $28 million of debt issuance cost discounts as of December 31, 2015 and September 30, 2015, respectively.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $41 million remaining in 2016, $69 million in 2017, $810 million in 2018, $143 million in 2019 and $715 million in 2020.  The borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2015 revolving credit facility) was $605 million, due to an outstanding balance of $520 million, as well as a reduction of $75 million for letters of credit outstanding at December 31, 2015. Ashland's total borrowing capacity at December 31, 2015 was $700 million, which includes $95 million of available capacity from the accounts receivable securitization facility.
Accounts receivable securitization
During the current quarter, the Transfer and Administration Agreement was amended to extend the termination date of the accounts receivable securitization facility from December 31, 2015 to March 22, 2017. No other changes to the agreement within the amendment are expected to have a significant impact to Ashland's results of operations and financial position.
Covenant restrictions
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of December 31, 2015, Ashland is in compliance with all debt agreement covenant restrictions.
Financial covenants
The maximum consolidated leverage ratios permitted under Ashland's most recent credit agreement (the 2015 Senior Credit Agreement) are as follows: 3.75 from June 30, 2015 through December 31, 2016 and 3.5 from March 31, 2017 and each fiscal quarter thereafter.  At December 31, 2015, Ashland’s calculation of the consolidated leverage ratio was 3.1, which is below the maximum consolidated leverage ratio of 3.75.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.  At December 31, 2015, Ashland’s calculation of the interest coverage ratio was 6.2, which exceeds the minimum required consolidated ratio of 3.0.
NOTE J – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2016 is 25%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 18% for the three months ended December 31, 2015 and was impacted by net favorable discrete items of $7 million, primarily related to the law change from the reinstatement of the research and development credit and certain global restructuring steps.
Prior fiscal year
Ashland’s annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2015 was 25%. The overall effective tax rate was 7% for the three months ended December 31, 2014. The prior year quarter tax rate was impacted by net favorable discrete items of $8 million, primarily related to the disposition of the Elastomers division.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2015.

(In millions)
Balance at October 1, 2015	$144
Increases related to positions taken on items from prior years	2
Decreases related to positions taken on items from prior years	(1)
Increases related to positions taken in the current year	4
Settlement of uncertain tax positions with tax authorities	(2)
Balance at December 31, 2015	$147
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $3 million for continuing operations and zero for discontinued operations related primarily to audit settlements and statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K – EMPLOYEE BENEFIT PLANS
For the three months ended December 31, 2015, Ashland contributed $2 million to its non-qualified U.S. pension plans and $2 million to its non-U.S. pension plans. No contributions were made to Ashland's qualified U.S. pension plans during the three months ended December 31, 2015. Ashland expects to make additional contributions to the non-qualified U.S. plans of approximately $13 million and to the non-U.S. plans of approximately $13 million during the remainder of 2016.

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
The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2015	2014	2015	2014
Three months ended December 31
Service cost (a)	$6	$7	$—	$—
Interest cost	31	44	2	2
Expected return on plan assets	(47)	(54)	—	—
Amortization of prior service credit	(1)	(1)	(4)	(4)
	$(11)	$(4)	$(2)	$(2)

(a)	Service cost of $0 denote values less than $1 million.
Change in Applying Discount Rate to Measure Benefit Costs
During the three months ended December 31, 2015, Ashland changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits. This change compared to the previous method resulted in a decrease in the service and interest cost components for pension and other postretirement benefit costs during the quarter. Historically, Ashland estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Ashland has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Ashland has made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of Ashland's total benefit obligations or annual net periodic benefit costs as the change in the service and interest costs will be offset in the actuarial gain or loss reported, which typically occurs during the fourth fiscal quarter. Ashland has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.
The impact of this discount rate change compared to the previous method will decrease estimated pension and other postretirement benefits service and interest cost by approximately $33 million for the full year 2016. The decrease in the first quarter is approximately $8 million, with substantially all of the decrease attributable to interest cost. The lesser impact on service cost is primarily due to the nature of Ashland’s largest U.S. pension plan, which is closed to new entrants and has curtailed other benefits. Of this incremental decrease and based on plan demographics, approximately $13 million will be reported in cost of sales and approximately $20 million will be reported in selling, general, and administrative expense on a full year basis, or approximately $3 million and $5 million on a quarterly basis, respectively, within the Statements of Consolidated Comprehensive Income in the Unallocated and other segment. Service and interest cost, as well as the other components of net periodic benefit costs, are subject to change for such reasons as an event requiring a remeasurement. Ashland's total projected benefit obligations will not be impacted by these reductions in service and interest costs as the decrease will be substantially offset within the actuarial gain or loss caption when the plans are remeasured during the fiscal year.

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2015	2014	2015	2014	2013
Open claims - beginning of period	60	65	65	65	66
New claims filed	1	1	2	2	2
Claims settled	—	—	—	(1)	(1)
Claims dismissed	(2)	—	(7)	(1)	(2)
Open claims - end of period	59	66	60	65	65
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2015 quarter, it was determined that the liability total for asbestos claims did not need to be adjusted.  Total reserves for asbestos claims were $401 million at December 31, 2015 compared to $409 million at September 30, 2015.
A progression of activity in the asbestos reserve is presented in the following table.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Three months ended
	December 31		Years ended September 30
(In millions)	2015	2014	2015	2014	2013
Asbestos reserve - beginning of period	$409	$438	$438	$463	$522
Reserve adjustment	—	—	—	4	(28)
Amounts paid	(8)	(7)	(29)	(29)	(31)
Asbestos reserve - end of period	$401	$431	$409	$438	$463
Ashland asbestos-related receivables
Ashland has insurance coverage for certain litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage that will be accessed.
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Substantially all of the estimated receivables from insurance companies are expected to be due from domestic insurers. Approximately 40% of the receivable is from insurance companies rated by A. M. Best, all of which have a credit rating of A- or higher as of December 31, 2015.
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
As a result of this settlement, Ashland recorded an after-tax gain of $120 million within the discontinued operations caption of the Statements of Consolidated Comprehensive Income during the March 2015 quarter. The Ashland insurance receivable balance was also reduced as a result of this settlement by $227 million within the Condensed Consolidated Balance Sheets.
In addition, during 2015, Ashland placed $335 million of the settlement funds received into a renewable annual trust restricted for the purpose of paying for ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims.
At December 31, 2015, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $145 million, of which $9 million relates to costs previously paid.  Receivables

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

from insurers amounted to $150 million at September 30, 2015.  During the June 2015 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $3 million decrease in the receivable for probable insurance recoveries.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2015	2014	2015	2014	2013
Insurance receivable - beginning of period	$150	$402	$402	$408	$423
Receivable adjustment	—	—	(3)	22	(3)
Insurance settlement	—	—	(227)	—	—
Amounts collected	(5)	(10)	(22)	(28)	(12)
Insurance receivable - end of period	$145	$392	$150	$402	$408
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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2015	2014	2015	2014	2013
Open claims - beginning of period	20	21	21	21	21
New claims filed	—	—	1	1	1
Claims dismissed	—	—	(2)	(1)	(1)
Open claims - end of period	20	21	20	21	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2015 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $4 million.  Total reserves for asbestos claims were $306 million at December 31, 2015 compared to $311 million at September 30, 2015.
A progression of activity in the asbestos reserve is presented in the following table.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Three months ended
	December 31		Years ended September 30
(In millions)	2015	2014	2015	2014	2013
Asbestos reserve - beginning of period	$311	$329	$329	$342	$320
Reserve adjustment	—	—	4	10	46
Amounts paid	(5)	(5)	(22)	(23)	(24)
Asbestos reserve - end of period	$306	$324	$311	$329	$342
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursement obligations pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of domestic insurers. Approximately 40% of the receivable is from insurance companies rated by A. M. Best, all of which have a credit rating of A+ or higher as of December 31, 2015.
As of December 31, 2015 and September 30, 2015, the receivables from insurers amounted to $56 million. During the June 2015 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $1 million increase in the receivable for probable insurance recoveries.
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
A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2015	2014	2015	2014	2013
Insurance receivable - beginning of period	$56	$77	$77	$75	$56
Receivable adjustment	—	—	1	3	19
Insurance settlement	—	—	(22)	—	—
Amounts collected	—	—	—	(1)	—
Insurance receivable - end of period	$56	$77	$56	$77	$75
Asbestos litigation cost projection
Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $880 million for the Ashland asbestos-related litigation (current reserve of $401 million) and approximately $560 million for the Hercules asbestos-related litigation (current reserve of $306 million), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinements or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At December 31, 2015, such locations included 84 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 134 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC (MAP) in 2005) and about 1,225 service station properties, of which 64 are being actively remediated.
Ashland’s reserves for environmental remediation and related environmental litigation amounted to $180 million at December 31, 2015 compared to $186 million at September 30, 2015, of which $134 million at December 31, 2015 and $139 million at September 30, 2015 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental remediation reserves during the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions)	2015	2014
Reserve - beginning of period	$186	$197
Disbursements	(10)	(8)
Revised obligation estimates and accretion	4	6
Reserve - end of period	$180	$195
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At December 31, 2015 and September 30, 2015, Ashland’s recorded receivable for these probable insurance

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

recoveries was $22 million and $23 million, respectively, of which $16 million was classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions)	2015	2014
Environmental expense	$4	$5
Accretion (a)	—	1
Legal expense	2	1
Total expense	6	7

Insurance receivable (a)	—	—
Total expense, net of receivable activity	$6	$7

(a)	Activity of $0 denotes value less than $1 million.
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
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2015 and September 30, 2015.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2015.
NOTE M – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock appreciation rights (SARs) and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EARNINGS PER SHARE (continued)

was approximately 1.2 million at December 31, 2015 and 2014.  Earnings per share is reported under the treasury stock method.

	Three months ended
	December 31
(In millions except per share data)	2015	2014
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$91	$40
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	65	69
Share-based awards convertible to common shares	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	66	70

EPS from continuing operations
Basic	$1.39	$0.58
Diluted	1.38	0.57
NOTE N – STOCKHOLDERS’ EQUITY ITEMS
Stock repurchase programs
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization that will expire on December 31, 2017 (the 2015 stock repurchase program). This authorization replaced the March 2014 repurchase authorization of a $1.35 billion common stock repurchase program (the 2014 stock repurchase program), which was completed during the June 2015 quarter, with delivery of the final shares occurring in July 2015. Under both programs, Ashland’s common shares could be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. The following summarizes the stock repurchases under these authorizations.
2015 stock repurchase program agreements
In November 2015, under the 2015 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015. The 2016 ASR Agreement is scheduled to terminate no later than May 2016 but may be terminated early in certain circumstances, in whole or in part.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCKHOLDERS' EQUITY ITEMS (continued)

•
In 2014, entered into $750 million of accelerated share repurchase agreements that were completed during the June 2015 quarter and received 6.4 million shares, of which 0.5 million shares were received during July 2015.

•
In 2014, entered into $250 million of share repurchase agreements that were completed during the December 2014 quarter and received 2.4 million shares, of which 1.2 million were repurchased during the December 2014 quarter.

•
In 2015, entered into $270 million of accelerated share repurchase agreements that were completed during the June 2015 quarter and received 2.2 million shares, of which 0.3 million shares were received during July 2015.

Stockholder dividends
In May 2015, the Board of Directors of Ashland announced a quarterly cash dividend increase to 39 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in June, September, and December 2015 and was an increase from the quarterly cash dividend of 34 cents per share paid during the first and second quarters of fiscal 2015.
Accumulated other comprehensive income (loss)
Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

	2015			2014
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation loss	$(63)	$2	$(61)	$(126)	$(1)	$(127)
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(5)	2	(3)	(5)	—	(5)
Unrealized gain on available-for-sale securities	9	(3)	6	—	—	—
Total other comprehensive loss	$(59)	$1	$(58)	$(131)	$(1)	$(132)

(a)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs (income) for pension and other postretirement plans. For specific financial statement captions impacted by the amortization see the table below.

In accordance with U.S. GAAP, as discussed in the table above, certain pension and postretirement costs (income) are amortized from accumulated other comprehensive income and recognized in net income. The captions on the Statements of Consolidated Comprehensive Income impacted by the amortization of unrecognized prior service credits for pension and other postretirement plans are disclosed within. See Note K for more information.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCKHOLDERS' EQUITY ITEMS (continued)

	Three months ended
	December 31
(In millions)	2015	2014
Cost of sales	$(2)	$(2)
Selling, general and administrative expense	(3)	(3)
Total amortization of unrecognized prior service credits	$(5)	$(5)
NOTE O – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled stock appreciation rights (SARs), performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Stock-based compensation expense was $9 million and $14 million for the three months ended December 31, 2015 and 2014, respectively. There was $1 million of expense related to cash-settled restricted stock awards during the three months ended December 31, 2015. The three months ended December 31, 2014 included a $7 million award modification within performance shares that was designated as a cash item.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted for the three months ended December 31, 2015 and 2014 were 0.4 million and 0.2 million, respectively. As of December 31, 2015, there was $15 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  During the first quarter of 2016, these awards were granted as stock units that will convert to shares upon vesting, while the grants in prior years were made in shares. These awards are subject to forfeiture upon termination of service before the vesting period ends.  Only nonvested stock awards granted in the form of shares entitle employees or directors to vote the shares.  Dividends on nonvested stock awards granted are in the form of additional units or shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Nonvested stock awards granted were 87,050 and 104,750 for the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $21 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.7 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year vesting

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK INCENTIVE PLANS (continued)

period.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  Performance shares/units granted for each of the three months ended December 31, 2015 and 2014 were 0.1 million. As of December 31, 2015, there was $14 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.2 years.
During the December 2014 quarter, Ashland modified certain awards of its performance shares. The awards were modified to provide that the instruments be paid in cash instead of stock. This change in payment designation caused Ashland to recognize $7 million in incremental stock-based compensation expense related to this award modification during the three months ended December 31, 2014.
NOTE P – REPORTABLE SEGMENT INFORMATION
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
Reportable segment business descriptions
Specialty Ingredients is a global leader in cellulose ethers, vinyl pyrrolidones and biofunctionals. It offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Specialty Ingredients uses natural, synthetic and semisynthetic polymers derived from plant and seed extract, cellulose ethers, vinyl pyrrolidones, acrylic polymers as well as polyester and polyurethane-based adhesives. Specialty Ingredients includes two divisions, Consumer Specialties and Industrial Specialties, that offer comprehensive and innovative solutions for today’s demanding consumer and industrial applications. Key customers include: pharmaceutical companies; makers of personal care products, food and beverages; manufacturers of paint, coatings and construction materials; packaging and converting; and oilfield service companies. During the September 2015 quarter, Ashland sold the industrial biocides assets within Specialty Ingredients. See Note C for information on the divestiture of these assets.
Performance Materials is composed of two divisions: Composites and Intermediates/Solvents. Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins. The business unit has leading positions in gelcoats, maleic anhydride, butanediol, tetrahydrofuran, N-Methylpyrrolidone and other intermediates and solvents. Key customers include: manufacturers of residential and commercial building products; industrial product specifiers and manufacturers; wind blade and pipe manufacturers; automotive and truck OEM suppliers; boatbuilders; engineered plastics and electronic producers; and specialty chemical manufacturers. Results from the former Elastomers division were included in Performance Materials' results of operations within the Statements of Consolidated Comprehensive Income until its December 1, 2014 sale. See Note C for information on the divestiture of the Elastomers division.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – REPORTABLE SEGMENT INFORMATION (continued)

Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and automotive chemicals. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 950 Valvoline Instant Oil ChangeSM centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; SynPower™ synthetic motor oil; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors. During the June 2015 quarter, Ashland sold its Valvoline car care product assets, including Car BriteTM and Eagle OneTM automotive appearance products, and sold its joint venture equity investment in Venezuela. See Note C for information on the divestiture of this investment and the car care product assets.
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
The following table presents various financial information for each reportable segment for the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions - unaudited)	2015	2014
SALES
Specialty Ingredients	$476	$561
Performance Materials	231	338
Valvoline	456	492
	$1,163	$1,391
OPERATING INCOME (LOSS)
Specialty Ingredients	$38	$60
Performance Materials	24	25
Valvoline	92	83
Unallocated and other	(3)	1
	$151	$169

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its annual report, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, including the proposed separation of its specialty chemicals and Valvoline businesses, the expected timetable for completing the separation, the future financial and operating performance of each company, strategic and competitive advantages of each company, the leadership of each company, and future opportunities for each company, as well as the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  the possibility that the proposed separation will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors; the potential for disruption to Ashland’s business in connection with the proposed separation; the potential that the new Ashland and Valvoline do not realize all of the expected benefits of the separation, Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); the global restructuring program (including the possibility that Ashland may not realize the anticipated revenue and earnings growth, cost reductions and other expected benefits from the program); Ashland’s ability to generate sufficient cash to finance its stock repurchase plans; severe weather; natural disasters; and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.
BUSINESS OVERVIEW
Ashland profile
Ashland is a global leader in differentiated specialty chemicals and, through Valvoline, a premium consumer-branded lubricant supplier. Ashland provides products, services and solutions that meet customers' needs throughout a variety of industries.  Ashland’s chemistry is used in a wide variety of markets and applications, including architectural coatings, automotive, construction, energy, food and beverage, personal care and pharmaceutical.  With approximately 10,500 employees worldwide, Ashland serves customers in more than 100 countries.
Ashland’s sales generated outside of North America were 47% and 46% for the three months ended December 31, 2015 and 2014, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Geography	2015	2014
North America (a)	53%	54%
Europe	23%	23%
Asia Pacific	17%	16%
Latin America & other	7%	7%
	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Reportable segments
Ashland’s reporting structure is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline.  For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 40.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Reportable Segment	2015	2014
Specialty Ingredients	41%	41%
Performance Materials	20%	24%
Valvoline	39%	35%
	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
The following recent transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Ashland Separation of Valvoline
On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland and Valvoline. Ashland has begun the process to separate its Valvoline business from its Specialty Ingredients and Performance Materials businesses while it finalizes the transaction structure and obtains customary regulatory and other approvals. Ashland intends for the separation, which is subject to final board approval prior to completion, to be tax free for Ashland shareholders. Immediately following the separation, Ashland shareholders will own shares of both the new Ashland and Valvoline. The separation is expected to be completed as soon as practicable, but not before the end of fiscal 2016. During the three months ended December 31, 2015, Ashland recognized $6 million of separation costs primarily related to consulting and legal fees and employee retention awards.
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
Ashland expects to incur certain costs as a result of the separation, including those that are contingent upon the completion of the separation. Ashland will recognize these costs when appropriate based on applicable U.S. GAAP requirements.
Oil Can Henry's Acquisition
On December 11, 2015, Ashland announced that it signed a definitive agreement to acquire OCH International, Inc. (Oil Can Henry's) for $72 million. Oil Can Henry's is the 14th largest quick-lube network in the United States, servicing approximately 1 million vehicles annually. It operates and franchises a total of 89 quick-lube stores, 47 company-owned stores and 42 franchise locations, in six states, including Oregon, Washington, California, Arizona, Idaho and Colorado. The acquisition is expected to be completed during the second quarter of fiscal 2016.
Stock repurchase programs
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization, which replaced the March 2014 repurchase program, that expires on December 31, 2017. This authorization allows for the same repurchase methods as the March 2014 repurchase program. In November 2015, under this new share repurchase authorization, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015. The 2016 ASR Agreement is scheduled to terminate no later than May 2016 but may be terminated early in certain circumstances, in whole or in part.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Accounts receivable securitization
During the current quarter, the Transfer and Administration Agreement was amended to extend the termination date of the accounts receivable securitization facility from December 31, 2015 to March 22, 2017. No other changes to the agreement within the amendment are expected to have a significant impact to Ashland's results of operations and financial position.
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
In accordance with U.S. GAAP, Ashland recognizes actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, such as the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets and excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Ashland’s operating performance. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees and retirees. For further information on the actuarial assumptions and plan assets referenced above, see MD&A - Critical Accounting Policies - Employee benefit obligations in the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and Note K of the Notes to Condensed Consolidated Financial Statements.
Ashland has included free cash flow as an additional non-GAAP metric of cash flow generation.  Ashland believes free cash flow is relevant because capital expenditures are an important element of Ashland’s ongoing cash activities.  By deducting capital expenditures from operating cash flows, Ashland is able to provide a

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Key financial results for the three months ended December 31, 2015 and 2014 included the following:

•	Ashland’s net income amounted to $89 million and $32 million for the three months ended December 31, 2015 and 2014, respectively, or $1.35 and $0.46 diluted earnings per share, respectively.

•	Discontinued operations, which are reported net of taxes, resulted in a loss of $2 million and $8 million for the three months ended December 31, 2015 and 2014, respectively.

•
Income from continuing operations, which excludes results from discontinued operations, amounted to $91 million and $40 million for the three months ended December 31, 2015 and 2014, respectively, or $1.38 and $0.57 diluted earnings per share, respectively.

•	The effective income tax expense rates of 18% and 7% for the three months ended December 31, 2015 and 2014, respectively, were both affected by certain discrete items.

•	Ashland incurred pretax net interest and other financing expense of $42 million and $41 million for the three months ended December 31, 2015 and 2014, respectively.

•	Operating income was $151 million and $169 million for the three months ended December 31, 2015 and 2014, respectively.
For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Operating income amounted to $151 million and $169 million for the three months ended December 31, 2015 and 2014, respectively. The current and prior year quarters' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. These key items are summarized as follows:

•	$10 million charge for a legal reserve during the three months ended December 31, 2015;

•
$5 million reversal of the severance accrual and $2 million of accelerated depreciation related to a restructuring plan within an existing manufacturing facility and $6 million of separation costs related to the separation of Valvoline during the three months ended December 31, 2015;

•	$1 million of global restructuring program costs during the three months ended December 31, 2014; and

•	a $7 million charge for a stock incentive award modification during the three months ended December 31, 2014.
In addition, during the current quarter, Ashland elected to change its accounting estimate related to applying discount rates to measure pension and other postretirement benefit costs. The impact of this change had previously been factored into earnings outlooks. See the discussion of Unallocated and other within the "Results of Operations - Reportable Segment Review" section of Management’s Discussion and Analysis herein for further information on this change and its effects on the current quarter compared to the prior quarter results.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating income for the three months ended December 31, 2015 and 2014 included depreciation and amortization of $81 million and $85 million, respectively (which excluded accelerated depreciation of $2 million for the three months ended December 31, 2015). EBITDA totaled $232 million and $161 million for the three months ended December 31, 2015 and 2014, respectively.  The prior year quarter's EBITDA included an $85 million pre-tax loss on the sale of Elastomers which is included as a key item. Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

	Three months ended
	December 31
(In millions)	2015	2014
Net income	$89	$32
Income tax expense	20	3
Net interest and other financing expense	42	41
Depreciation and amortization (a)	81	85
EBITDA	232	161
Loss from discontinued operations (net of tax)	2	8
Legal reserve	10	—
Accelerated depreciation	2	—
Restructuring and separation costs, net	1	1
Net loss on divestiture	—	85
Stock incentive award modification	—	7
Adjusted EBITDA	$247	$262

(a)	Excludes $2 million of accelerated depreciation for the three months ended December 31, 2015.
Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three months ended December 31, 2015 and 2014.

	Three months ended December 31
(In millions)	2015	2014	Change
Sales	$1,163	$1,391	$(228)
The following table provides a reconciliation of the change in sales between the three months ended December 31, 2015 and 2014.

Three months ended
(In millions)	December 31, 2015
Pricing	$(69)
Volume and product mix	(33)
Currency exchange	(55)
Divestitures	(71)
Change in sales	$(228)
Sales for the current quarter decreased $228 million compared to the prior year quarter. Divestitures of certain divisions and product lines decreased sales by $71 million, or 5%, primarily due to the sale of the Elastomers division within the Performance Materials reportable segment, while pricing declines also decreased sales by $69 million, or 5%. Unfavorable foreign currency exchange, primarily due to the U.S. dollar strengthening

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

compared to various foreign currencies, decreased sales by $55 million, or 4%, and changes in volume and product mix decreased sales by $33 million, or 2%. The decrease due to the change in volume and product mix was driven primarily by the results within Specialty Ingredients' energy market, which decreased sales by $29 million.

	Three months ended December 31
(In millions)	2015	2014	Change
Cost of sales	$771	$982	$(211)
Gross profit as a percent of sales	33.7%	29.4%
Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, net losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three months ended December 31, 2015 and 2014.

Three months ended
(In millions)	December 31, 2015
Changes in:
Production costs	$(76)
Volume and product mix	(22)
Divestitures	(66)
Currency exchange	(38)
Pension and other postretirement net periodic income (excluding service cost)	(6)
Severance and other costs	(5)
Accelerated depreciation	2
Change in cost of sales	$(211)
Cost of sales for the current quarter decreased $211 million compared to the prior year quarter primarily due to lower production costs, the divestiture of certain divisions and product lines, and favorable foreign currency exchange which decreased cost of sales by $76 million, or 8%, $66 million, or 7%, and $38 million, or 4%, respectively. Volumes and changes in product mix combined to decrease cost of sales by $22 million while pension and other postretirement net periodic income also decreased cost of sales by $6 million compared to the prior year quarter. See the previous discussion on the pension accounting estimate change within this section. Additionally, as part of a restructuring plan within an existing manufacturing facility in the Specialty Ingredients reportable segment, the current quarter included a $5 million reversal of the severance accrual as the structure of the program was finalized and $2 million of accelerated depreciation.

	Three months ended December 31
(In millions)	2015	2014	Change
Selling, general and administrative expense	$224	$226	$(2)
As a percent of sales	19.3%	16.2%
Selling, general and administrative expenses for the current quarter decreased $2 million compared to the prior year quarter primarily due to lower expenses within the Specialty Ingredients and Performance Materials reportable segments of $6 million each. The prior year quarter included expense of $7 million related to a stock award modification within Unallocated and other. This reduction in expense compared to the prior year quarter was partially offset by a $10 million legal reserve and $6 million of separation costs during the current quarter within Unallocated and other.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended December 31
(In millions)	2015	2014	Change
Research and development expense	$25	$25	$—
Research and development expense remained consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2015	2014	Change
Equity and other income
Equity income	$4	$3	$1
Other income	4	8	(4)
	$8	$11	$(3)
Equity and other income remained relatively consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2015	2014	Change
Net interest and other financing expense (income)
Interest expense	$43	$41	$2
Interest income	(1)	(2)	1
Available-for-sale securities income	(2)	—	(2)
Other financing costs	2	2	—
	$42	$41	$1
Net interest and other financing expense in the current quarter included available-for-sale securities income of $2 million which represents investment income related to the restricted investments discussed in Note F of the Notes to Condensed Consolidated Financial Statements. Interest expense remained relatively consistent with the prior year quarter as generally higher debt levels were offset by lower interest rates.

	Three months ended December 31
(In millions)	2015	2014	Change
Net gain (loss) on divestitures
Elastomers	$—	$(85)	$85
Casting Solutions joint venture	1	—	1
MAP Transaction adjustments	1	—	1
	$2	$(85)	$87
Excluding the pre-tax loss on the sale of the Elastomers division of $85 million during the prior year quarter, net gain (loss) on divestitures increased by $2 million due to certain divestitures' post-closing adjustments.

	Three months ended December 31
(In millions)	2015	2014	Change
Income tax expense	$20	$3	$17
Effective tax rate	18%	7%
The overall effective tax rate was 18% for the three months ended December 31, 2015 and was impacted by net favorable discrete items of $7 million, primarily related to the law change from the reinstatement of the research and development credit and certain global restructuring steps. The overall effective tax rate was 7% for the three months ended December 31, 2014. The prior year quarter tax rate was impacted by net favorable discrete items of $8 million, primarily related to the disposition of the Elastomers division.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended December 31
(In millions)	2015	2014	Change
Loss from discontinued operations (net of tax)
Water Technologies	$(2)	$(7)	$5
Asbestos-related litigation	—	(1)	1
	$(2)	$(8)	$6
The current quarter includes a tax adjustment related to the sale of Ashland Water Technologies (Water Technologies). The prior year quarter Water Technologies' activity relates to post-closing adjustments as defined by the definitive agreement. In addition to Water Technologies, the prior year quarter also included an after-tax net expense adjustment to the asbestos reserves and receivables of $1 million.
Other comprehensive income (loss)
A comparative analysis of the components of other comprehensive income (loss) is provided below for the three months ended December 31, 2015 and 2014.

	Three months ended December 31
(In millions)	2015	2014	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation loss	$(61)	$(127)	$66
Pension and postretirement obligation adjustment	(3)	(5)	2
Unrealized gain on available-for-sale securities	6	—	6
	$(58)	$(132)	$74
Total other comprehensive loss, net of tax, for the current quarter decreased $74 million compared to the prior year quarter as a result of the following components:

•
For the three months ended December 31, 2015, other comprehensive loss, net of tax, from foreign currency translation adjustments was $61 million, compared to $127 million for the three months ended December 31, 2014. During the current quarter, the U.S. dollar continued strengthening against other global currencies, including the Euro and Australian dollar. The fluctuations in unrealized translation losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•
Pension and postretirement obligation adjustment was $3 million and $5 million for the three months ended December 31, 2015 and 2014, respectively. These adjustments represent unrecognized prior service credits, net of tax, related to pension and other postretirement benefit plans that were amortized and reclassified into net income.

•
$6 million of unrealized gain on available-for-sale securities, net of tax, related to restricted investments, was recognized within other comprehensive loss during the three months ended December 31, 2015.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Ashland’s businesses are managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline.
Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

restructuring activities, such as the restructuring plans described in Note E of the Notes to Condensed Consolidated Financial Statements, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment for the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions)	2015	2014
Sales
Specialty Ingredients	$476	$561
Performance Materials	231	338
Valvoline	456	492
	$1,163	$1,391
Operating income (loss)
Specialty Ingredients	$38	$60
Performance Materials	24	25
Valvoline	92	83
Unallocated and other	(3)	1
	$151	$169
Depreciation and amortization
Specialty Ingredients	$61	$59
Performance Materials	13	17
Valvoline	9	9
	$83	$85
Operating information
Specialty Ingredients
Sales per shipping day	$7.7	$9.1
Metric tons sold (thousands)	68.7	79.9
Gross profit as a percent of sales (a)	32.9%	32.7%
Performance Materials
Sales per shipping day	$3.7	$5.4
Metric tons sold (thousands)	106.2	129.5
Gross profit as a percent of sales (a)	22.1%	17.3%
Valvoline
Lubricant sales gallons	40.4	38.9
Premium lubricants (percent of U.S. branded volumes)	43.0%	38.4%
Gross profit as a percent of sales (a)	38.3%	33.3%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.
Sales by region expressed as a percentage of reportable segment sales for the three months ended December 31, 2015 and 2014 were as follows. Ashland includes only U.S. and Canada in its North American designation.

	Three months ended December 31, 2015
Sales by Geography	Specialty Ingredients	Performance Materials	Valvoline
North America	38%	40%	75%
Europe	32%	39%	7%
Asia Pacific	20%	14%	14%
Latin America & other	10%	7%	4%
	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended December 31, 2014
Sales by Geography	Specialty Ingredients	Performance Materials	Valvoline
North America	40%	47%	74%
Europe	31%	33%	8%
Asia Pacific	19%	14%	14%
Latin America & other	10%	6%	4%
	100%	100%	100%
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
December 2015 quarter compared to December 2014 quarter
Specialty Ingredients’ sales decreased $85 million to $476 million in the current quarter. Energy market sales decreased $29 million compared to prior year quarter primarily due to lower volume as a result of reduced demand by customers, specifically those within industries negatively impacted by low oil prices. Excluding the effect of the energy market, sales decreased by $56 million, with unfavorable foreign currency exchange decreasing sales by $19 million due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro. Changes in volume and product mix combined to decrease sales by $12 million, while pricing declines decreased sales by $10 million. The divestiture of the industrial biocides assets and the exit from the redispersible powders product line decreased sales by $8 million and $7 million, respectively.
Gross profit during the current quarter decreased $28 million compared to the prior year quarter. As part of a restructuring plan within an existing manufacturing facility, the current quarter included a $5 million reversal of the severance accrual as the structure of the program was finalized and $2 million of accelerated depreciation. Gross profit within the energy market decreased $9 million compared to the prior year quarter primarily driven by lower volume. Excluding the energy market and the costs noted previously, gross profit decreased by $22 million compared to the prior year quarter, with unfavorable currency exchange decreasing gross profit by $10 million. Lower raw material costs more than offset pricing declines to increase gross profit by $4 million, while planned plant maintenance turnarounds reduced gross profit by $10 million. Volume and changes in product mix combined to decrease gross profit by $6 million. In total, gross profit margin during the current quarter increased 0.2 percentage points as compared to the prior year quarter to 32.9%, primarily due to product mix and cost reduction initiatives.
Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $6 million in the current quarter as compared to the prior year quarter primarily due to $5 million of favorable foreign currency exchange. Savings from the 2014 global restructuring program were offset by certain normal annual expense increases, such as merit increases. Equity and other income (loss) remained consistent with the prior year quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating income totaled $38 million for the current quarter compared to $60 million in the prior year quarter.  EBITDA decreased $22 million to $97 million in the current quarter, while Adjusted EBITDA decreased $25 million to $94 million in the current quarter. Adjusted EBITDA margin decreased 1.5 percentage points in the current quarter to 19.7%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2015 and 2014 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The $5 million reversal of severance and $2 million of accelerated depreciation during the current quarter relates to a manufacturing facility restructuring plan. There were no unusual or key items that affected comparability for EBITDA during the prior year quarter.

	Three months ended
	December 31
(In millions)	2015	2014
Operating income	$38	$60
Depreciation and amortization (a)	59	59
EBITDA	97	119
Severance	(5)	—
Accelerated depreciation	2	—
Adjusted EBITDA	$94	$119

(a)	Excludes $2 million of accelerated depreciation for the three months ended December 31, 2015.
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
For additional information on the divestiture of the Elastomers division, see Note C of the Notes to Condensed Consolidated Financial Statements.
December 2015 quarter compared to December 2014 quarter
Performance Materials’ sales decreased $107 million to $231 million in the current quarter.  The divestiture of the Elastomers division decreased sales by $40 million, or 12%. Lower product pricing within both Composites and Intermediates/Solvents divisions and unfavorable foreign currency exchange decreased sales by $32 million, or 9%, and $18 million, or 5%, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro, during the current quarter. Changes in volume and product mix decreased sales by $9 million and $8 million, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross profit decreased $7 million in the current quarter compared to the prior year quarter. Changes in product mix and volume combined to decrease gross profit by $6 million, while lower raw material costs, partially offset by pricing declines, increased gross profit by $4 million. The divestiture of the Elastomers division and unfavorable foreign currency exchange each decreased gross profit by $3 million and $2 million, respectively. In total, gross profit margin increased 4.8 percentage points as compared to the prior year quarter to 22.1%.
Selling, general and administrative expenses decreased $6 million during the current quarter compared to the prior year quarter, primarily due to the sale of the Elastomers division, which included $3 million of costs in the prior year quarter, as well as a decline in incentive compensation expense of $2 million and favorable foreign currency exchange of $1 million. Equity and other income remained consistent with the prior year quarter.
Operating income totaled $24 million in the current quarter compared to $25 million in the prior year quarter.  EBITDA decreased $5 million to $37 million in the current quarter, while EBITDA margin increased 3.6 percentage points in the current quarter to 16.0%.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2015 and 2014 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

	Three months ended
	December 31
(In millions)	2015	2014
Operating income	$24	$25
Depreciation and amortization	13	17
EBITDA	$37	$42
Valvoline
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and automotive chemicals. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises approximately 950 Valvoline Instant Oil ChangeSM centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; SynPower™ synthetic motor oil; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.
During the June 2015 quarter, Ashland sold its Valvoline car care product assets, which included Car Brite™ and Eagle One™ automotive appearance products, and sold its joint venture equity investment within Venezuela. Additionally, during 2015, Ashland announced a plan to separate Valvoline. The separation is expected to be completed as soon as practicable, but not before the end of fiscal 2016. For additional information on the separation, see the “Key Developments” section of Management’s Discussion and Analysis herein, and for the divestitures, see Note C of the Notes to Condensed Consolidated Financial Statements.
December 2015 quarter compared to December 2014 quarter
Valvoline’s sales decreased $36 million to $456 million in the current quarter. Lower product pricing and unfavorable foreign currency exchange decreased sales by $26 million, or 5%, and $18 million, or 4%, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

various foreign currencies, primarily the Euro and Australian dollar. The divestiture of Valvoline car care product assets decreased sales by $15 million, while higher volume levels and changes in product mix increased sales by $16 million and $7 million, respectively.
Gross profit increased $11 million during the current quarter compared to the prior year quarter. Changes in volume and product mix combined to increase gross profit by $9 million and lower raw material costs, partially offset by lower product pricing, increased gross profit by $8 million. Unfavorable foreign currency exchange and the divestiture of Valvoline car care product assets decreased gross profit by $5 million and $1 million, respectively.  In total, gross profit margin increased 5.0 percentage points as compared to the prior year quarter to 38.3%.
Selling, general and administrative expenses increased $1 million during the current quarter as compared to the prior year quarter, primarily driven by increased advertising costs that were partially offset by savings from the car care products divestiture. Equity and other income decreased $1 million compared to the prior year quarter.
Operating income totaled $92 million in the current quarter as compared to $83 million in the prior year quarter.  EBITDA increased $9 million to $101 million in the current quarter, while EBITDA margin increased 3.4 percentage points to 22.1% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarter.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2015 and 2014 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Valvoline. There were no unusual or key items that affected comparability for EBITDA during the current and prior quarters.

	Three months ended
	December 31
(In millions)	2015	2014
Operating income	$92	$83
Depreciation and amortization	9	9
EBITDA	$101	$92
Unallocated and other
The following table summarizes the key components of the Unallocated and other segment's operating income (loss) for the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions)	2015	2014
Pension and other postretirement net periodic income
(excluding service cost)	$19	$13
Legal reserve	(10)	—
Restructuring activities (includes severance and separation costs)	(6)	(1)
Environmental expense for divested businesses	(6)	(6)
Other expense	—	(5)
Total unallocated income (expense)	$(3)	$1

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Unallocated and other recorded expense of $3 million and income of $1 million for the three months ended December 31, 2015 and 2014, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to reportable segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to reportable segments.  The pension and other postretirement components in Unallocated and other resulted in income during the current and prior year quarter of $19 million and $13 million, respectively. The change in pension and other postretirement income in the current quarter is primarily driven by the discount rate discussed further below.
The remaining unallocated items for the current quarter primarily included expense of $10 million for a legal reserve, $6 million of costs incurred related to the Valvoline separation and $6 million for environmental reserve adjustments. In the prior year quarter, unallocated costs also included expense of $7 million for the stock incentive award modification, expense of $6 million for environmental reserve adjustments and expense of $1 million, primarily related to severance and other costs associated with the global realignment.
Change in Applying Discount Rate to Measure Pension and Other Postretirement Benefit Costs
During the three months ended December 31, 2015, Ashland changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits. This change compared to the previous method resulted in a decrease in the service and interest cost components for pension and other postretirement benefit costs during the quarter. Historically, Ashland estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Ashland has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Ashland has made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of Ashland's total benefit obligations or annual net periodic benefit costs as the change in the service and interest costs will be offset in the actuarial gain or loss reported, which typically occurs during the fourth fiscal quarter. Ashland has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.
The impact of this discount rate change compared to the previous method will decrease estimated pension and other postretirement benefits service and interest cost by approximately $33 million for the full year 2016. The decrease in the first quarter is approximately $8 million, with substantially all of the decrease attributable to interest cost. The lesser impact on service cost is primarily due to the nature of Ashland’s largest U.S. pension plan, which is closed to new entrants and has curtailed other benefits. Of this incremental decrease and based on plan demographics, approximately $13 million will be reported in cost of sales and approximately $20 million will be reported in selling, general, and administrative expense on a full year basis, or approximately $3 million and $5 million on a quarterly basis, respectively, within the Statements of Consolidated Comprehensive Income. Service and interest cost, as well as the other components of net periodic benefit costs, are subject to change for such reasons as an event requiring a remeasurement. Ashland's total projected benefit obligations will not be impacted by these reductions in service and interest costs as the decrease will be substantially offset within the actuarial gain or loss caption when the plans are remeasured during the fiscal year.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL POSITION
Liquidity
Ashland had $1,039 million in cash and cash equivalents as of December 31, 2015, of which $1,023 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted.  Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions)	2015	2014
Cash provided (used) by:
Operating activities from continuing operations	$66	$50
Investing activities from continuing operations	(44)	64
Financing activities from continuing operations	(219)	(155)
Discontinued operations	(10)	(86)
Effect of currency exchange rate changes on cash and cash equivalents	(11)	(10)
Net decrease in cash and cash equivalents	$(218)	$(137)
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions)	2015	2014
Cash flows provided (used) by operating activities from continuing operations
Net income	$89	$32
Loss from discontinued operations (net of tax)	2	8
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	83	85
Debt issuance cost amortization	3	4
Deferred income taxes	3	(10)
Equity income from affiliates	(4)	(4)
Distributions from equity affiliates	5	3
Stock based compensation expense	8	7
Gain on available-for-sale securities	(2)	—
Net loss (gain) on divestitures	(2)	85
Pension contributions	(4)	(6)
Change in operating assets and liabilities (a)	(115)	(154)
Total cash flows provided by operating activities from continuing operations	$66	$50

(a)Excludes changes resulting from operations acquired or sold.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflows of $66 million in the current quarter and $50 million in the prior year quarter.  The cash results during each quarter are primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization), losses and gains on divestitures as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus.
Changes in net working capital accounted for outflows of $74 million and $56 million for the three months ended December 31, 2015 and 2014, respectively, and were driven by the following:
•Accounts receivable - The cash inflows of $126 million and $165 million during the current and prior year quarters, respectively, were primarily due to collections in excess of sales during the first quarter of each fiscal year compared to the prior fiscal year.
•Inventory - The cash outflows of $5 million and $24 million during the current and prior year quarters, respectively, were primarily a result of increased inventory levels within the Specialty Ingredients reportable segment due to lower sales volumes.
•Trade and other payables - The cash outflows of $195 million and $197 million during the current and prior year quarters, respectively, were primarily driven by seasonal declines in trade payables and incentive compensation payouts to employees from the prior year paid during the first quarter of each fiscal year.
The remaining outflows of $41 million and $98 million relate primarily to adjustments to certain accruals and long term assets and liabilities and income taxes paid.
Operating cash flows for the current year quarter included income from continuing operations of $91 million and noncash adjustments of $83 million for depreciation and amortization and $3 million for debt issuance cost amortization.
Operating cash flows for the prior year quarter included income from continuing operations of $40 million and noncash adjustments of $85 million for depreciation and amortization and the loss on the sale of the Elastomers division, and $4 million for debt issuance cost amortization.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions)	2015	2014
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(53)	$(43)
Proceeds from disposal of property, plant and equipment	1	1
Purchase of operations - net of cash acquired	(4)	—
Proceeds (uses) from sale of operations or equity investments	(2)	106
Reimbursements from restricted investments	7	—
Proceeds from the settlement of derivative instruments	7	—
Total cash flows provided (used) by investing activities from continuing operations	$(44)	$64
Cash used by investing activities was $44 million for the current quarter compared to cash provided by investing activities of $64 million for the prior year quarter.  The significant cash investing activities for the current and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

prior year quarters primarily related to cash outflows from property additions of $53 million and $43 million, respectively. The prior year quarter included proceeds, net of estimated working capital adjustments and transactions costs, of $106 million from the sale of the Elastomers division. The current quarter includes a reimbursement of $7 million from the restrictive renewable annual trust established as a result of the January 2015 asbestos insurance settlement and proceeds from the settlement of derivative instruments of $7 million.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions)	2015	2014
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	$(14)	$—
Proceeds (repayment) from short-term debt	319	(6)
Repurchase of common stock	(500)	(127)
Cash dividends paid	(24)	(24)
Excess tax benefits related to share-based payments	—	2
Total cash flows used by financing activities from continuing operations	$(219)	$(155)
Cash used by financing activities was $219 million for the current quarter as compared to $155 million for the prior year quarter. Significant cash financing activities for the current quarter included a cash outflow of $500 million for the repurchase of common stock and cash inflows of $319 million primarily related to the loans outstanding under the 2015 revolving credit facility and activity within the accounts receivable securitization facility. Additionally, the current quarter included cash dividends paid of $0.39 per share, for a total of $24 million, and the repayment of long-term debt, primarily related to the term loan, of $14 million.
Significant cash financing activities for the prior year quarter included $127 million for the repurchase of common stock, cash dividends paid of $0.34 per share, for a total of $24 million and repayment of of short-term debt of $6 million, partially offset by $2 million for excess tax benefits related to share-based payments.
Cash used by discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for the three months ended December 31, 2015 and 2014.

	Three months ended
	December 31
(In millions)	2015	2014
Cash used by discontinued operations
Operating cash flows	$(10)	$(84)
Investing cash flows	—	(2)
Total cash used by discontinued operations	$(10)	$(86)
Cash flows for discontinued operations for both quarters relate to other previously divested businesses, including net payments of asbestos and environmental liabilities. The prior year quarter is primarily driven by $77 million in tax payments related to the disposition of Water Technologies.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Three months ended
	December 31
(In millions)	2015	2014
Cash flows provided by operating activities from continuing operations	$66	$50
Adjustments:
Additions to property, plant and equipment	(53)	(43)
Free cash flows	$13	$7
Free cash flows for fiscal year 2016 are estimated at approximately $325 million to $350 million. At December 31, 2015, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,393 million as of December 31, 2015, compared to $1,855 million at September 30, 2015.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $31 million at December 31, 2015 and $34 million at September 30, 2015.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 119% and 153% of current liabilities at December 31, 2015 and September 30, 2015, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of December 31, 2015 and September 30, 2015.

	December 31	September 30
(In millions)	2015	2015
Cash and cash equivalents	$1,039	$1,257

Unused borrowing capacity
Revolving credit facility	$605	$1,013
Accounts receivable securitization facility	$95	$10
Total borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2015 revolving credit facility) was $605 million, due to an outstanding balance of $520 million, as well as a reduction of $75 million for letters of credit outstanding at December 31, 2015.  In total, Ashland’s available liquidity position, which includes cash, the 2015 revolving credit facility and the accounts receivable securitization facility, was $1,739 million at December 31, 2015, compared to $2,280 million at September 30, 2015.
Capital resources
Debt
The following summary reflects Ashland’s debt as of December 31, 2015 and September 30, 2015.

	December 31	September 30
(In millions)	2015	2015
Short-term debt	$645	$326
Long-term debt (including current portion and debt issuance cost discounts) (a)	3,392	3,403
Total debt	$4,037	$3,729

(a)Includes $27 million and $28 million of debt issuance cost discounts as of December 31, 2015 and September 30, 2015, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The current portion of long-term debt was $55 million at December 31, 2015 and September 30, 2015.  Debt as a percent of capital employed was 61% at December 31, 2015 and 55% at September 30, 2015.  At December 31, 2015, Ashland’s total debt had an outstanding principal balance of $4,213 million, discounts of $149 million, and debt issuance costs of $27 million.  The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $41 million remaining in 2016, $69 million in 2017, $810 million in 2018, $143 million in 2019 and $715 million in 2020.
Accounts receivable securitization
During the current quarter, the Transfer and Administration Agreement was amended to extend the termination date of the accounts receivable securitization facility from December 31, 2015 to March 22, 2017. No other changes to the agreement within the amendment are expected to have a significant impact to Ashland's results of operations and financial position.
Debt covenant restrictions
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of December 31, 2015, Ashland is in compliance with all debt agreement covenant restrictions.
The 2015 Senior Credit Agreement defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2015 Senior Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on page 37. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. The maximum consolidated leverage ratios permitted under the 2015 Senior Credit Agreement are as follows: 3.75 from June 30, 2015 through December 31, 2016 and 3.5 from March 31, 2017 and each fiscal quarter thereafter.
The 2015 Senior Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.
At December 31, 2015, Ashland’s calculation of the consolidated leverage ratio was 3.1, which is below the maximum consolidated leverage ratio permitted under the 2015 Senior Credit Agreement of 3.75. At December 31, 2015, Ashland’s calculation of the consolidated interest coverage ratio was 6.2, which exceeds the minimum required ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.4x effect on the consolidated leverage ratio and a 0.6x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
Credit ratings
Ashland’s corporate credit ratings have remained unchanged from those reported in its Form 10-K filed in November 2015.  Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba1. Moody's Investor Services' outlook remained at stable, while Standard & Poor's remained at negative.  Subsequent

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.
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
Based on Ashland’s current debt structure, future annual interest expense is expected to be approximately $170 million to $180 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.
Stockholders' equity
Stockholders’ equity decreased $490 million since September 30, 2015 to $2,547 million at December 31, 2015.  This decrease was due to a decline of $500 million for the stock repurchase agreements, $61 million related to deferred translation losses, regular cash dividends of $24 million, and adjustments to pension and postretirement obligations of $3 million. These decreases were partially offset by net income during the period of $89 million, $6 million of an unrealized gain on available-for-sale securities, and $3 million for common shares issued under stock incentive and other plans.
Stock repurchase programs
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization that will expire on December 31, 2017 (the 2015 stock repurchase program). This authorization replaced the March 2014 repurchase authorization of a $1.35 billion common stock repurchase program (the 2014 stock repurchase program), which was completed during the June 2015 quarter, with delivery of the final shares occurring in July 2015. Under both programs, Ashland’s common shares could be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. The following summarizes the stock repurchases under these authorizations.
In November 2015, under the 2015 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015. The 2016 ASR Agreement is scheduled to terminate no later than May 2016 but may be terminated early in certain circumstances, in whole or in part.
The following stock repurchase agreements were entered into as part of the $1.35 billion common stock repurchase program.

•	In 2014, completed a prepaid variable share repurchase agreement for $80 million and received 0.8 million shares.

•
In 2014, entered into $750 million of accelerated share repurchase agreements that were completed during the June 2015 quarter and received 6.4 million shares, of which 0.5 million shares were received during July 2015.

•
In 2014, entered into $250 million of share repurchase agreements that were completed during the December 2014 quarter and received 2.4 million shares, of which 1.2 million were repurchased during the December 2014 quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
In 2015, entered into $270 million of accelerated share repurchase agreements that were completed during the June 2015 quarter and received 2.2 million shares, of which 0.3 million shares were received during July 2015.

Cash dividends
In May 2015, the Board of Directors of Ashland announced a quarterly cash dividend increase to 39 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in June, September, and December 2015 and was an increase from the quarterly cash dividend of 34 cents per share paid during the first and second quarters of fiscal 2015.
Capital expenditures
Ashland is currently forecasting approximately $320 million to $340 million of capital expenditures for 2016, funded primarily from operating cash flows.  Capital expenditures were $53 million for the three months ended December 31, 2015 and averaged $259 million during the last three fiscal years.
Contractual obligations and commitments
Ashland expects to incur certain costs as a result of the separation, including those that are contingent upon the completion of the separation. Ashland will recognize these costs when appropriate based on applicable U.S. GAAP requirements.
CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three months ended December 31, 2015.
OUTLOOK
Ashland expects sales for Specialty Ingredients to increase sequentially in the second quarter of 2016, consistent with normal seasonality, to the $515 to $535 million range. EBITDA margins for the upcoming quarter are expected to be in the range of 23.5 to 24.5 percent. Assuming foreign currency exchange rates remain at current levels, Specialty Ingredients should start to improve its financial comparisons to prior-year periods beginning in the second quarter of 2016 with similar comparisons related to the energy market and exited product lines expected to begin during the third quarter of 2016.
Ashland expects sales for Performance Materials to increase sequentially in the second quarter of 2016, consistent with normal seasonality, to the $235 to $255 million range. EBITDA margins for the upcoming quarter are expected to be in the range of 10 to 11 percent. Lower demand and pricing within the butanediol market along with scheduled plant shutdowns within the Intermediates/Solvents division are expected to result in the lower EBITDA margins during the upcoming quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Ashland expects sales for Valvoline to increase sequentially in the second quarter of 2016, consistent with normal seasonality, to the $480 to $490 million range. EBITDA margins for the upcoming quarter are expected to increase to approximately 23 percent.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at December 31, 2015 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2015, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(a)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of December 31, 2015, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 84 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
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
(c) Lower Passaic River, New Jersey Matters – Ashland, through two formerly owned facilities, and ISP, through a now-closed facility, have been identified as PRPs, along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the EPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOC, in June 2012 the CPG voluntarily entered into another AOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the EPA released the FFS. The CPG submitted the Draft RI/FS Report on April 30, 2015. The EPA is expected to release the FFS Record of Decision for the lower 8 miles in early 2016. Based on current knowledge and proceedings, Ashland does not believe the outcome of these proceedings or the release of the FFS Record of Decision will have a material adverse impact on its business and financial operations; however, there are a number of contingencies in the future that could possibly have a material impact including adverse rulings or verdicts, allocation proceedings and related orders.
(d) Zwijndrecht Plant Matter - Between August 2012 and January 2014, Dutch environmental authorities found several violations of a waste water discharge permit by Ashland Industries Nederland B.V., as owner of the manufacturing site at Zwijndrecht, The Netherlands. As a result, administrative penalties and sanctions totaling €350,000 were paid during calendar years 2013 and 2014. In addition, Dutch authorities announced prosecution with regards to some permit violations. Ashland has initiated a settlement proposal and is awaiting a response to the proposal. While it is reasonable to believe that this matter will involve an additional penalty exceeding $100,000, the potential liability with respect to this matter should not be material to Ashland.
For additional information regarding environmental matters and reserves, see Note L of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2015.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2015.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended December 31, 2015 was as follows:

Issuer Purchases of Equity Securities
Q1 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1, 2015 to October 31, 2015:	—		—		—		$1,000
November 1, 2015 to November 30, 2015:							500
ASR Agreement	3,873,850	(2)		(2)	3,873,850	(2)
Employee Tax Withholdings	16,100	(3)	$108.62
December 1, 2015 to December 31, 2015:	—		—		—		500
Employee Tax Withholdings	48		112.65
Total	3,889,998				3,873,850		$500

(1)In April 2015, the Company's Board of Directors authorized a program to repurchase up to $1 billion of the company's stock, with the authorization expiring December 31, 2017. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act.

After entering into the ASR agreement described below in footnote 2, $500 million remains available for repurchase under this authorization.
(2)In November 2015, the Company entered into an accelerated share repurchase (ASR) agreement with a financial institution to purchase $500 million of the Company's common stock. In exchange for an up-front payment of $500 million, the financial institution committed to deliver shares during the ASR's purchase period, which will end during 2016. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of the Company's stock during that period. During the first quarter of 2016, 3,873,850 shares were initially delivered to the Company and retired. This does not represent the final number of shares to be delivered under the ASR. The up-front payment of $500 million was accounted for as a reduction to stockholders' equity in the Company's Condensed Consolidated Balance Sheets.
(3)Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

ITEM 6.  EXHIBITS

(a) Exhibits
10.1
Ninth Amendment dated as of December 22, 2015 to the Transfer and Administration Agreement dated as of August 31, 2012, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and The Bank of Nova Scotia, as agent for the Investors (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on December 28, 2015 (SEC File No. 001-32532), and incorporated herein by reference).

10.2
Master Confirmation - Uncollared Accelerated Share Repurchase, dated November 17, 2015, between Ashland Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on November 18, 2015 (SEC File No. 001-32532), and incorporated herein by reference).

10.3*	Form of Restricted Stock Award Agreement under the Amended and Restated 2015 Ashland Inc. Incentive Plan.

10.4*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2015 Ashland Inc. Incentive Plan.

10.5*	Form of Stock Appreciation Rights Award Agreement under the Amended and Restated 2015 Ashland Inc. Incentive Plan.

10.6*	Form of Performance Unit (LTIP) Award Agreement under the Amended and Restated 2015 Ashland Inc. Incentive Plan.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three months ended December 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Balance Sheets at December 31, 2015 and September 30, 2015; (iii) Statements of Consolidated Stockholders’ Equity at December 31, 2015; (iv) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2015 and December 31, 2014; and (v) Notes to Condensed Consolidated Financial Statements.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
January 27, 2016	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

(a) Exhibits
10.1
Ninth Amendment dated as of December 22, 2015 to the Transfer and Administration Agreement dated as of August 31, 2012, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and The Bank of Nova Scotia, as agent for the Investors (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on December 28, 2015 (SEC File No. 001-32532), and incorporated herein by reference).

10.2
Master Confirmation - Uncollared Accelerated Share Repurchase, dated November 17, 2015, between Ashland Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on November 18, 2015 (SEC File No. 001-32532), and incorporated herein by reference).

10.3*	Form of Restricted Stock Award Agreement under the Amended and Restated 2015 Ashland Inc. Incentive Plan.

10.4*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2015 Ashland Inc. Incentive Plan.

10.5*	Form of Stock Appreciation Rights Award Agreement under the Amended and Restated 2015 Ashland Inc. Incentive Plan.

10.6*	Form of Performance Unit (LTIP) Award Agreement under the Amended and Restated 2015 Ashland Inc. Incentive Plan.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*Filed herewith.
**Submitted electronically with this report.