Form 10-Q
period 2016-03-31
ASHLAND INC.
filed 2016-04-27
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At March 31, 2016, there were 62,060,722 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2016	2015	2016	2015
Sales	$1,247	$1,350	$2,410	$2,741
Cost of sales	823	925	1,595	1,906
Gross profit	424	425	815	835

Selling, general and administrative expense	258	203	483	429
Research and development expense	25	25	49	50
Equity and other income (loss)	6	(4)	15	6
Operating income	147	193	298	362

Net interest and other financing expense	43	40	85	81
Net loss on divestitures	(2)	(33)	—	(118)
Income from continuing operations before income taxes	102	120	213	163
Income tax expense - Note J	15	25	35	27
Income from continuing operations	87	95	178	136
Income (loss) from discontinued operations
(net of tax) - Note D	—	129	(2)	121
Net income	$87	$224	$176	$257

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$1.39	$1.40	$2.79	$1.97
Income (loss) from discontinued operations	—	1.90	(0.03)	1.76
Net income	$1.39	$3.30	$2.76	$3.73

Diluted earnings per share - Note M
Income from continuing operations	$1.38	$1.39	$2.76	$1.95
Income (loss) from discontinued operations	—	1.87	(0.03)	1.73
Net income	$1.38	$3.26	$2.73	$3.68

DIVIDENDS PAID PER COMMON SHARE	$0.39	$0.34	$0.78	$0.68

COMPREHENSIVE INCOME (LOSS)
Net income	$87	$224	$176	$257
Other comprehensive income (loss), net of tax - Note N
Unrealized translation gain (loss)	80	(255)	19	(382)
Pension and postretirement obligation adjustment	24	(6)	21	(11)
Unrealized gain on available-for-sale securities	3	—	9	—
Other comprehensive income (loss)	107	(261)	49	(393)
Comprehensive income (loss)	$194	$(37)	$225	$(136)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30
(In millions - unaudited)	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$1,136	$1,257
Accounts receivable (a)	935	961
Inventories - Note G	726	706
Other assets	115	169
Total current assets	2,912	3,093
Noncurrent assets
Property, plant and equipment
Cost	4,252	4,144
Accumulated depreciation	2,086	1,962
Net property, plant and equipment	2,166	2,182
Goodwill - Note H	2,578	2,486
Intangibles - Note H	1,110	1,142
Restricted investments - Note F	280	285
Asbestos insurance receivable - Note L	171	180
Equity and other unconsolidated investments	64	65
Deferred income taxes	213	212
Other assets	407	409
Total noncurrent assets	6,989	6,961
Total assets	$9,901	$10,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note I	$694	$326
Current portion of long-term debt - Note I	55	55
Trade and other payables	519	573
Accrued expenses and other liabilities	434	488
Total current liabilities	1,702	1,442
Noncurrent liabilities
Long-term debt - Note I	3,328	3,348
Employee benefit obligations - Note K	1,013	1,076
Asbestos litigation reserve - Note L	636	661
Deferred income taxes	85	85
Other liabilities	414	405
Total noncurrent liabilities	5,476	5,575
Commitments and contingencies - Note L
Stockholders’ equity	2,723	3,037

Total liabilities and stockholders’ equity	$9,901	$10,054

(a)	Accounts receivable includes an allowance for doubtful accounts of $11 million at March 31, 2016 and September 30, 2015.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	(a)	Total
BALANCE AT SEPTEMBER 30, 2015	$1	$46	$3,281	$(291)		$3,037
Total comprehensive income			176	49		225
Regular dividends, $.78 per common share			(48)			(48)
Common shares issued under stock
incentive and other plans (b)		9				9
Repurchase of common shares (c)		(49)	(451)			(500)
BALANCE AT MARCH 31, 2016	$1	$6	$2,958	$(242)		$2,723

(a)
At March 31, 2016 and September 30, 2015, the after-tax accumulated other comprehensive loss of $242 million and $291 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $62 million and $41 million, respectively, net unrealized translation loss of $302 million and $321 million, respectively, and net unrealized loss on available-for-sale securities of $2 million and $11 million, respectively.

(b)	Common shares issued were 318,033 for the six months ended March 31, 2016.

(c)	Common shares repurchased were 5,049,911 for the six months ended March 31, 2016. See Note N of the Notes to Condensed Consolidated Financial Statements.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2016	2015
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$176	$257
Loss (income) from discontinued operations (net of tax)	2	(121)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	168	170
Debt issuance cost amortization	6	7
Deferred income taxes	1	(13)
Equity income from affiliates	(8)	(7)
Distributions from equity affiliates	9	10
Stock based compensation expense	17	15
Gain on available-for-sale securities	(4)	—
Net loss on divestitures	—	118
Impairment of equity investment	—	14
Pension contributions	(15)	(29)
Losses on pension and other postretirement plan remeasurements	23	9
Change in operating assets and liabilities (a)	(125)	(334)
Total cash flows provided by operating activities from continuing operations	250	96
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(103)	(86)
Proceeds from disposal of property, plant and equipment	3	1
Purchase of operations - net of cash acquired	(66)	—
Proceeds from sale of operations or equity investments	12	106
Funds restricted for specific transactions	—	(320)
Reimbursements from restricted investments	23	—
Proceeds from the settlement of derivative instruments	7	—
Purchase of available-for-sale securities	(4)	—
Proceeds from sales of available-for-sale securities	4	—
Total cash flows used by investing activities from continuing operations	(124)	(299)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Repayment of long-term debt	(36)	—
Proceeds (repayment) from short-term debt	368	(96)
Repurchase of common stock	(500)	(397)
Cash dividends paid	(48)	(46)
Excess tax benefits related to share-based payments	(1)	7
Total cash flows used by financing activities from continuing operations	(217)	(532)
CASH USED BY CONTINUING OPERATIONS	(91)	(735)
Cash provided (used) by discontinued operations
Operating cash flows	(19)	277
Investing cash flows	—	10
Total cash provided (used) by discontinued operations	(19)	287
Effect of currency exchange rate changes on cash and cash equivalents	(11)	(34)
DECREASE IN CASH AND CASH EQUIVALENTS	(121)	(482)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,257	1,393
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,136	$911

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Results of operations for the period ended March 31, 2016 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year. Additionally, certain prior period data has been reclassified in the Condensed Consolidated Financial Statements to conform to the current period presentation, including the adoption of new accounting guidance during the current quarter related to the classification as noncurrent of all deferred tax assets and liabilities in the Condensed Consolidated Balance Sheet.
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
New accounting standards
A description of new U.S. GAAP accounting standards issued and adopted during the current year is required in interim financial reporting.  A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The following standards relevant to Ashland were either issued or adopted in the current period, or will become effective in a subsequent period.
In March 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for certain aspects of share-based payments to employees. This guidance requires all excess tax benefits and tax deficiencies related to share-based payments to be recognized as income tax expense in the income statement instead of additional paid in capital, and changes the classification of excess tax benefits from a financing activity to an operating activity within the statement of cash flows. This guidance also allows entities to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Lastly, this guidance increases the amount an employer can withhold to cover income taxes on awards and still qualify for equity classification and requires that cash paid by an employer

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

when directly withholding shares for tax-withholding purposes be classified as a financing activity within the statement of cash flows. The guidance will become effective for Ashland on October 1, 2017. Early adoption is permitted in any interim or annual period. Ashland is currently evaluating the impact this guidance may have on Ashland's Condensed Consolidated Financial Statements.
In February 2016, the FASB issued new accounting guidance related to lease transactions. The main objective of this guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. The presentation of the statements of comprehensive income and the statements of cash flows is largely unchanged under this guidance. This guidance retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The guidance will become effective for Ashland on October 1, 2019. Ashland is currently evaluating the impact this guidance may have on Ashland's Condensed Consolidated Financial Statements.
In January 2016, the FASB issued accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The main objective of this guidance is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires the following:

•
equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•	a qualitative assessment to identify impairment of equity investments without readily determinable fair values;

•	the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•
an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and

•	separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.
The guidance also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The guidance will become effective for Ashland on October 1, 2018. Early application to financial statements of fiscal years or interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. Ashland is currently evaluating the impact this guidance may have on Ashland's Condensed Consolidated Financial Statements.
In November 2015, the FASB issued accounting guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. During the current quarter, Ashland adopted this new guidance and applied it retrospectively to the September 30, 2015 Condensed Consolidated Balance Sheet. The impact of this new guidance within this statement resulted in the elimination of net current deferred taxes of $149 million with an increase to noncurrent deferred tax assets of $145 million and a decrease to noncurrent deferred tax liabilities of $4 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS

Oil Can Henry's
On December 11, 2015, Ashland announced that it signed a definitive agreement to acquire OCH International, Inc. (Oil Can Henry's), which was the 14th largest quick-lube network in the United States, servicing approximately 1 million vehicles annually with 89 quick-lube stores, consisting of 47 company-owned stores and 42 franchise locations, in Oregon, Washington, California, Arizona, Idaho and Colorado. On February 1, 2016, Ashland completed the acquisition.
The acquisition of Oil Can Henry's was valued at $72 million, which included acquired indebtedness of $11 million and other working capital adjustments. Net of acquired indebtedness and certain purchase price adjustments, the net cash outlay was approximately $60 million during the March 2016 quarter. The preliminary purchase price allocation primarily included $82 million of goodwill.
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
NOTE C - DIVESTITURES
Ashland Separation of Valvoline
On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland and Valvoline. Ashland has continued the process to separate its Valvoline business from its Specialty Ingredients and Performance Materials businesses while it finalizes the transaction structure and obtains customary regulatory and other approvals. Subject to market conditions, Ashland plans to pursue an initial public offering (IPO) of up to 20% of the common stock of Valvoline. Ashland expects to file a registration statement for the common stock of Valvoline with the Securities and Exchange Commission in mid-calendar year 2016 and complete the IPO during the fourth quarter of calendar year 2016. Ashland currently expects that it would distribute the remaining common stock of Valvoline to Ashland's shareholders upon expiration of the IPO lock-up (typically six months after completion of the IPO). Ashland intends for the separation, which is subject to final board approval prior to completion, to be tax free for Ashland shareholders. For the three and six months ended March 31, 2016, Ashland recognized separation costs of $12 million and $18 million, respectively, which are primarily related to consulting and legal fees and employee retention awards. Separation costs are recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
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
Valvoline Car Care Products
In April 2015, Ashland entered into a definitive sale agreement to sell Valvoline's car care product assets for $24 million, which included Car Brite™ and Eagle One™ automotive appearance products. Prior to the sale, Ashland recognized a loss of $26 million before tax to recognize the assets at fair value less cost to sell, using Level 2 nonrecurring fair value measurements. The loss was reported within the net loss on divestitures caption within the Statements of Consolidated Comprehensive Income during the March 2015 quarter. The transaction closed on June 30, 2015 and Ashland received net proceeds of $19 million after adjusting for certain customary closing costs and final working capital totals during the June 2015 quarter.
The sale of Valvoline's car care product assets did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results.
Valvoline Joint Venture
During April 2015, Ashland sold a Valvoline joint venture equity investment in Venezuela. Prior to the sale, Ashland recognized a $14 million impairment in the March 2015 quarter, for which there was no tax effect, using Level 2 nonrecurring fair value measurements within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DIVESTITURES (continued)

Elastomers' net assets as of November 30, 2014 were $191 million which primarily included accounts receivable, inventory, property, plant and equipment, non-deductible goodwill and other intangibles and payables. Since the net proceeds received were less than book value, Ashland recorded a loss of $86 million pre-tax, using Level 2 nonrecurring fair value measurements, within the net loss on divestitures caption within the Statements of Consolidated Comprehensive Income during 2015. The related tax effect was a benefit of $28 million included in the income tax expense caption within the Statements of Consolidated Comprehensive Income.
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
MAP Transaction
As part of the 2005 transfer of Ashland's 38% interest in the Marathon Ashland Petroleum joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction), Marathon is entitled to the tax deductions for Ashland's future payments of certain contingent liabilities, including asbestos liabilities, related to previously owned businesses of Ashland. Marathon agreed to compensate Ashland for these tax deductions and Ashland established a discounted receivable, which represented the estimated present value of probable recoveries from Marathon for the portion of their future tax deductions. During January 2015, as a result of an asbestos settlement, Ashland recorded a $7 million charge within the net loss on divestitures caption of the Statements of Consolidated Comprehensive Income. See Note L for more information related to this asbestos insurance settlement.
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
On July 31, 2014, Ashland completed the sale of the Ashland Water Technologies (Water Technologies) business to Clayton, Dubilier & Rice. Ashland has made certain post-closing adjustments as defined by the definitive agreement during the three and six months ended March 31, 2016 and 2015.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three and six months ended March 31, 2016 and 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DISCONTINUED OPERATIONS (continued)

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2016	2015	2016	2015
Income (loss) from discontinued operations (net of tax)
Asbestos-related litigation	$—	$122	$—	$120
Water Technologies	(1)	—	(1)	(2)
Gain (loss) on disposal of discontinued operations (net of tax)
Water Technologies	1	7	(1)	3
Total income (loss) from discontinued operations (net of tax)	$—	$129	$(2)	$121
NOTE E – RESTRUCTURING ACTIVITIES
Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
Severance costs
During 2014, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland executed a voluntary severance offer (VSO) to certain U.S. employees and an involuntary program for certain employees. Substantially all payments related to the VSO and involuntary programs were paid by the end of fiscal year 2015. As of March 31, 2016 and September 30, 2015, the remaining restructuring reserve for this global restructuring program was $1 million and $7 million, respectively. Additional restructuring reserves of $1 million for other previously announced programs also remained as of March 31, 2016 and September 30, 2015.
Facility costs
In prior years, Ashland incurred lease abandonment charges related to its exit from an office facility that was obtained as part of the Hercules acquisition. The costs related to the reserve will be paid over the remaining lease term through May 2016. As of March 31, 2016 and September 30, 2015, the remaining restructuring reserve for all qualifying facility costs totaled $1 million and $3 million, respectively.
The following table summarizes the related activity in these reserves for the six months ended March 31, 2016 and 2015.  The severance reserves and facility costs reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2015	$8	$3	$11
Utilization (cash paid)	(6)	(2)	(8)
Balance as of March 31, 2016	$2	$1	$3

Balance as of September 30, 2014	$56	$9	$65
Reserve adjustments	(2)	—	(2)
Utilization (cash paid)	(38)	(2)	(40)
Balance as of March 31, 2015	$16	$7	$23

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – RESTRUCTURING ACTIVITIES (continued)

Specialty Ingredients Restructuring
During the March 2015 quarter, Specialty Ingredients committed to a restructuring plan within an existing manufacturing facility. As a result, during the three months ended March 31, 2015, restructuring charges of $18 million were recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income. As of March 31, 2016 and September 30, 2015, the remaining restructuring reserve related to severance for the Specialty Ingredients manufacturing facility totaled $1 million and $13 million, respectively. During the six months ended March 31, 2016, as the structure of the program was finalized, the severance reserve was reduced by a $5 million reversal of the accrual as well as reclassifications of certain non-severance related costs. The restructuring plan is expected to be completed during fiscal 2016. The severance reserve is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.
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
The following table summarizes financial instruments subject to recurring fair value measurements as of March 31, 2016.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,136	$1,136	$1,136	$—	$—
Restricted investments (a)	310	310	310	—	—
Deferred compensation investments (b)	186	186	40	146	—
Investments of captive insurance company (b)	3	3	3	—	—
Foreign currency derivatives	8	8	—	8	—
Total assets at fair value	$1,643	$1,643	$1,489	$154	$—

Liabilities
Foreign currency derivatives	$8	$8	$—	$8	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2015.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,257	$1,257	$1,257	$—	$—
Restricted investments (a)	315	315	315	—	—
Deferred compensation investments (b)	180	180	40	140	—
Investments of captive insurance company (b)	4	4	4	—	—
Foreign currency derivatives	13	13	—	13	—
Total assets at fair value	$1,769	$1,769	$1,616	$153	$—

Liabilities
Foreign currency derivatives	$16	$16	$—	$16	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Restricted investments
On January 13, 2015, Ashland and Hercules, a wholly owned subsidiary of Ashland that was acquired in 2009, entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity Company and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement). During the March 2015

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

quarter, Ashland placed $335 million of the settlement funds from the January 2015 asbestos insurance settlement into a renewable annual trust restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds were classified primarily as noncurrent restricted investment assets, with $30 million classified within other current assets, in the Condensed Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015.
During the June 2015 quarter, Ashland diversified the restricted investments received from the January 2015 asbestos insurance settlement into primarily equity and corporate bond mutual funds that are designated as available-for-sale securities, classified as Level 1 measurements within the fair value hierarchy. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in the stockholders' equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income (AOCI). Investment income and realized gains and losses on the available-for-sale securities are reported in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income. The following table provides a summary of the available-for-sale securities portfolio as of March 31, 2016 and September 30, 2015:

	Demand	Equity	Corporate Bond
(In millions)	Deposit	Mutual Fund	Mutual Fund	Total
As of March 31, 2016
Original cost	$20	$195	$120	$335
Accumulated investment income
and disbursements	(3)	—	—	(3)
Adjusted cost (a)	17	195	120	332
Investment income (b)	4	—	—	4
Unrealized loss	—	(3)	—	(3)
Purchases (Sales)	4	(4)	—	—
Disbursements	(23)	—	—	(23)
Fair value	$2	$188	$120	$310

As of September 30, 2015
Original cost	$20	$195	$120	$335
Investment income (b)	3	—	—	3
Unrealized loss	—	(14)	(3)	(17)
Disbursements	(6)	—	—	(6)
Fair value	$17	$181	$117	$315

(a) The adjusted cost of the demand deposit includes accumulated investment income and disbursements recorded in previous periods.

(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.
The unrealized losses as of March 31, 2016 and September 30, 2015 were recognized within AOCI. At March 31, 2016, Ashland considered the decline in market value of its restricted investment portfolio, which is less than twelve months in duration, to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. Ashland invests in highly-rated mutual funds comprised principally of investment grade securities. No realized gain or loss was reclassified out of AOCI and no other-than-temporary impairment was recognized in AOCI during the three and six months ended March 31, 2016.
The following table presents the investment income and disbursements related to the demand deposit for the three and six months ended March 31, 2016.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

	Three months ended	Six months ended
	March 31	March 31
(In millions)	2016	2016
Investment income	$2	$4
Disbursements	(16)	(23)
Deferred compensation investments
Deferred compensation investments consist of Level 1 and Level 2 measurements within the fair value hierarchy. Level 1 investments consist primarily of fixed income U.S. government bonds while Level 2 investments are comprised primarily of a guaranteed interest fund, a common stock index fund and an intermediate government bond fund. Gains and losses related to deferred compensation investments are immediately recognized within the Statements of Consolidated Comprehensive Income.
Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are marked-to-market with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three and six months ended March 31, 2016 and 2015 within the Statements of Consolidated Comprehensive Income.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2016	2015	2016	2015
Foreign currency derivative gain (loss)	$1	$(12)	$4	$(16)
The following table summarizes the fair values of the outstanding foreign currency derivatives as of March 31, 2016 and September 30, 2015 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2016	2015
Foreign currency derivative assets	$7	$5
Notional contract values	307	192

Foreign currency derivative liabilities	$5	$16
Notional contract values	202	673
Net investment hedges
Since 2014, Ashland has entered into foreign currency contracts in order to manage the foreign currency exposure of the net investment in certain foreign operations. These foreign currency contracts were primarily

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

the result of certain proceeds from the sale of Water Technologies being received in non-U.S. denominated currencies during 2014 and ongoing management of the volatility in foreign currency exchange rates. Ashland designated the foreign currency contracts as hedges of net investments in its foreign subsidiaries. As a result, Ashland records these hedges at fair value using forward rates, with the effective portion of the gain or loss reported as a component of the cumulative translation adjustment within AOCI and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income. During 2016, these foreign currency contracts were settled and Ashland entered into new foreign currency contracts designated as hedges of net investments in foreign subsidiaries. These settlements resulted in gains, within the cumulative translation adjustment within AOCI, of $7 million for the six months ended March 31, 2016.
As of March 31, 2016 and September 30, 2015, the total notional value of foreign currency contracts equaled $95 million and $175 million, respectively. The fair value of Ashland's net investment hedge assets and liabilities are calculated using forward rates. Accordingly, these instruments are deemed to be Level 2 measurements within the fair value hierarchy. Counterparties to these net investment hedges are highly rated financial institutions which Ashland believes carry only a nominal risk of nonperformance. The following table summarizes the fair value of the outstanding net investment hedge instruments as of March 31, 2016 and September 30, 2015.

		March 31	September 30
(In millions)	Consolidated balance sheet caption	2016	2015
Net investment hedge assets	Accounts receivable	$1	$8
Net investment hedge liabilities (a)	Accrued expenses and other liabilities	3	—

(a)	Fair value of $0 denotes a value less than $1 million.
The following table summarizes the change in the unrealized gain (loss) on the net investment hedge instruments recognized within the cumulative translation adjustment within AOCI during the three and six months ended March 31, 2016 and 2015. No portion of the gain or loss was reclassified to income during the three and six months ended March 31, 2016 and 2015. There was no hedge ineffectiveness with these instruments during the three and six months ended March 31, 2016 and 2015.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2016	2015	2016	2015
Change in unrealized gain (loss) in AOCI	$(2)	$5	$(2)	$5
Tax impact of change in unrealized (gain) loss in AOCI	1	(3)	1	(4)
Other financial instruments
At March 31, 2016 and September 30, 2015, Ashland’s long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $3,409 million and $3,431 million, respectively, compared to a fair value of $3,533 million and $3,484 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVENTORIES

Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2016	2015
Finished products	$559	$542
Raw materials, supplies and work in process	194	198
LIFO reserve	(27)	(34)
	$726	$706
NOTE H - GOODWILL AND OTHER INTANGIBLES
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
The following is a progression of goodwill by reportable segment for the six months ended March 31, 2016.

	Specialty	Performance
(In millions)	Ingredients	Materials	(a)	Valvoline	Total
Balance as of September 30, 2015	$2,004	$313		$169	$2,486
Acquisitions (b)	—	—		84	84
Currency translation adjustment	5	3		—	8
Balance as of March 31, 2016	$2,009	$316		$253	$2,578

(a)	As of March 31, 2016, goodwill consisted of $171 million for the Intermediates/Solvents reporting unit and $145 million for the Composites reporting unit.

(b)
Relates to $82 million for the acquisition of Oil Can Henry's and $2 million for Valvoline Instant Oil ChangeSM center acquisitions during the six months ended March 31, 2016. See Note B for more information on the acquisition of Oil Can Henry's.

Other intangible assets
Intangible assets principally consist of trademarks and trade names, intellectual property and customer relationships. Intangible assets classified as finite are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 3 to 25 years, intellectual property over 5 to 20 years, and customer relationships over 3 to 24 years.
As of September 30, 2015, in-process research and development (IPR&D) and certain intangible assets within trademarks and trade names were classified as indefinite-lived and had a balance of $311 million. During the six months ended March 31, 2016, Ashland started amortizing the remaining IPR&D assets since the technology was commercialized during this period. As a result, as of March 31, 2016, the indefinite-lived intangible assets consisted only of certain trademarks and trade names of $301 million. Ashland annually reviews indefinite-

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of March 31, 2016 and September 30, 2015.

	March 31, 2016
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names (a)	$52	$(42)	$10
Intellectual property	821	(289)	532
Customer relationships	428	(161)	267
Total definite-lived intangible assets	1,301	(492)	809

Indefinite-lived intangible assets
Trademarks and trade names	301	—	301
Total intangible assets	$1,602	$(492)	$1,110

(a)	Acquired trade names during the six months ended March 31, 2016 had gross carrying amounts of $2 million for Oil Can Henry's. See Note B for more information on the acquisition of Oil Can Henry's.

	September 30, 2015
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$48	$(41)	$7
Intellectual property	813	(266)	547
Customer relationships	424	(147)	277
Total definite-lived intangible assets	1,285	(454)	831

Indefinite-lived intangible assets
IPR&D	8	—	8
Trademarks and trade names	303	—	303
Total intangible assets	$1,596	$(454)	$1,142
Amortization expense recognized on intangible assets was $19 million and $20 million for the three months ended March 31, 2016 and 2015, respectively, and $38 million and $41 million for the six months ended March 31, 2016 and 2015, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Estimated amortization expense for future periods is $76 million in 2016 (includes six months actual and six months estimated), $76 million in 2017, $76 million in 2018, $72 million in 2019 and $71 million in 2020. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2016	2015
4.750% notes, due 2022	$1,121	$1,120
Term Loan, due 2020	1,059	1,086
3.875% notes, due 2018	700	700
Revolving credit facility	550	110
6.875% notes, due 2043	376	376
6.50% junior subordinated notes, due 2029	138	136
Accounts receivable securitization	120	190
Other international loans, interest at a weighted-
average rate of 5.4% at March 31, 2016 (4.8% to 9.4%)	24	25
Medium-term notes, due 2019, interest of 9.4% at March 31, 2016	5	5
Other (a)	(16)	(19)
Total debt	4,077	3,729
Short-term debt	(694)	(326)
Current portion of long-term debt	(55)	(55)
Long-term debt (less current portion and debt issuance cost discounts)	$3,328	$3,348

(a)	Other includes $26 million and $28 million of debt issuance cost discounts as of March 31, 2016 and September 30, 2015, respectively.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $28 million remaining in 2016, $69 million in 2017, $810 million in 2018, $143 million in 2019 and $715 million in 2020.  The borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2015 revolving credit facility) was $575 million, due to an outstanding balance of $550 million, as well as a reduction of $75 million for letters of credit outstanding at March 31, 2016. Ashland's total borrowing capacity at March 31, 2016 was $654 million, which includes $79 million of available capacity from the accounts receivable securitization facility.
Accounts receivable securitization
During the December 2015 quarter, the Transfer and Administration Agreement was amended to extend the termination date of the accounts receivable securitization facility from December 31, 2015 to March 22, 2017. No other changes to the agreement within the current year amendments are expected to have a significant impact to Ashland's results of operations and financial position.
Covenant restrictions
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of March 31, 2016, Ashland is in compliance with all debt agreement covenant restrictions.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

Financial covenants
The maximum consolidated leverage ratios permitted under Ashland's most recent credit agreement (the 2015 Senior Credit Agreement) are as follows: 3.75 from June 30, 2015 through December 31, 2016 and 3.5 from March 31, 2017 and each fiscal quarter thereafter.  At March 31, 2016, Ashland’s calculation of the consolidated leverage ratio was 3.2, which is below the maximum consolidated leverage ratio of 3.75.
The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.  At March 31, 2016, Ashland’s calculation of the interest coverage ratio was 5.8, which exceeds the minimum required consolidated ratio of 3.0.
NOTE J – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2016 is 26%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and changes within foreign effective tax rates resulting from income or loss fluctuations.  The overall effective tax rate was 15% and 16% for the three and six months ended March 31, 2016, respectively. The current quarter and period tax rate was impacted by net favorable tax discrete items of $7 million and $13 million, respectively, primarily related to the law change from the reinstatement of the research and development credit, a favorable tax liquidation resolution and the reversal of unrecognized tax benefits due to lapse of the statute of limitations.
Prior fiscal year
Ashland’s annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2015 was 25%. The overall effective tax rate was 21% and 17% for the three and six months ended March 31, 2015, respectively. The prior year quarter and period tax rate was impacted by $4 million of discrete tax benefits primarily related to the release of a valuation reserve on certain deferred taxes.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2016.

(In millions)
Balance at October 1, 2015	$144
Increases related to positions taken on items from prior years	3
Decreases related to positions taken on items from prior years	(3)
Increases related to positions taken in the current year	8
Lapse of the statute of limitations	(3)
Settlement of uncertain tax positions with tax authorities	(2)
Balance at March 31, 2016	$147
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $3 million for continuing operations and $1 million for discontinued operations related primarily to audit settlements and statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (continued)

On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland and Valvoline. Ashland intends for the separation to be tax free for Ashland shareholders; however, there could be material one-time tax costs incurred by Ashland associated with internal restructuring steps that will be recorded in subsequent quarters when the plans are finalized.
Other matters
During the March 2015 quarter, Ashland received funds as a result of a tax indemnity settlement. As a result, Ashland recognized $16 million of income during the three months ended March 31, 2015 within selling, general and administrative expenses in the Statements of Consolidated Comprehensive Income.
NOTE K – EMPLOYEE BENEFIT PLANS
For the six months ended March 31, 2016, Ashland contributed $8 million to its non-qualified U.S. pension plans and $7 million to its non-U.S. pension plans. No contributions were made to Ashland's qualified U.S. pension plans during the six months ended March 31, 2016. Ashland expects to make additional contributions to the non-qualified U.S. plans of approximately $7 million and to the non-U.S. plans of approximately $8 million during the remainder of 2016.
Plan Amendments and Remeasurements
During March 2016, Ashland announced plans to amend the majority of its U.S. pension plans, with the exception of certain union plans, to freeze the accrual of pension benefits for participants. The freezing of pension benefits will be effective September 30, 2016. Additionally, Ashland announced that it will reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. The net effect of the current quarter remeasurements resulted in a loss of $23 million within the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2016. The following details the components of the remeasurement impact:

•
As a result of the remeasurement the affected U.S. pension plans, Ashland recognized a curtailment gain of $65 million and actuarial loss of $123 million during the three and six months ended March 31, 2016.

•
As a result of the remeasurement of other postretirement benefit plans, Ashland recognized a curtailment gain of $39 million and actuarial loss of $7 million during the three and six months ended March 31, 2016. This remeasurement reduced the benefit obligations by $86 million, which will be amortized to income in future periods.

•
Ashland was also required to remeasure a non-U.S. pension plan during the quarter and as a result recognized a curtailment gain of $6 million and actuarial loss of $3 million during the three and six months ended March 31, 2016.

During the three and six months ended March 31, 2015, Ashland was required to remeasure a non-U.S. pension plan due to the exit of Water Technologies' employees from the plan. As a result of the remeasurement, Ashland recognized a curtailment gain of $7 million and actuarial loss of $11 million during the three and six months ended March 31, 2015. Of these amounts, all of the curtailment gain and $2 million of the actuarial loss were attributable to the Water Technologies business and therefore included in the discontinued operations caption of the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2015.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EMPLOYEE BENEFIT PLANS (continued)

Components of net periodic benefit costs (income)
The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2016	2015	2016	2015
Three months ended March 31
Service cost (a)	$6	$6	$—	$—
Interest cost	31	44	1	2
Expected return on plan assets	(48)	(55)	—	—
Amortization of prior service credit (a)	—	(1)	(4)	(4)
Curtailment	(71)	(7)	(39)	—
Actuarial loss	126	11	7	—
	$44	$(2)	$(35)	$(2)

Six months ended March 31
Service cost (a)	$13	$13	$—	$1
Interest cost	62	88	3	3
Expected return on plan assets	(96)	(109)	—	—
Amortization of prior service credit	(1)	(1)	(8)	(8)
Curtailment	(71)	(7)	(39)	—
Actuarial loss	126	11	7	—
	$33	$(5)	$(37)	$(4)

(a)	Activity of $0 denote values less than $1 million.
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
The impact of this discount rate change compared to the previous method will decrease estimated pension and other postretirement benefits service and interest cost by approximately $33 million for the full year 2016. The decrease during the three and six months ended March 31, 2016 was approximately $8 million and $16 million, respectively, with substantially all of the decrease attributable to interest cost. The impact on service cost is not significant due to the nature of Ashland’s largest U.S. pension plan, which is closed to new entrants and has curtailed other benefits. Of this expected annual decrease and based on plan demographics,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EMPLOYEE BENEFIT PLANS (continued)

approximately $13 million will be reported in cost of sales and approximately $20 million will be reported in selling, general, and administrative expense on a full year basis, or approximately $3 million and $5 million on a quarterly basis, respectively, within the Statements of Consolidated Comprehensive Income in the Unallocated and other segment. Service and interest cost, as well as the other components of net periodic benefit costs, are subject to change for such reasons as an event requiring a remeasurement. Ashland's total projected benefit obligations will not be impacted by these reductions in service and interest costs as the decrease will be substantially offset within the actuarial gain or loss caption when the plans are remeasured during the fiscal year.
NOTE L – LITIGATION, CLAIMS AND CONTIGENCIES
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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2016	2015	2015	2014	2013
Open claims - beginning of period	60	65	65	65	66
New claims filed	1	1	2	2	2
Claims settled	—	—	—	(1)	(1)
Claims dismissed	(3)	(1)	(7)	(1)	(2)
Open claims - end of period	58	65	60	65	65

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2015 quarter, it was determined that the liability total for asbestos claims did not need to be adjusted.  Total reserves for asbestos claims were $392 million at March 31, 2016 compared to $409 million at September 30, 2015.
A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2016	2015	2015	2014	2013
Asbestos reserve - beginning of period	$409	$438	$438	$463	$522
Reserve adjustment	—	—	—	4	(28)
Amounts paid	(17)	(16)	(29)	(29)	(31)
Asbestos reserve - end of period	$392	$422	$409	$438	$463
Ashland asbestos-related receivables
Ashland has insurance coverage for certain litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage that will be accessed.
For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  Substantially all of the estimated receivables from insurance companies are expected to be due from domestic insurers, all of which are solvent.
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
At March 31, 2016, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $139 million, of which $7 million relates to costs previously paid.  Receivables from insurers amounted to $150 million at September 30, 2015.  During the June 2015 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $3 million decrease in the receivable for probable insurance recoveries.
During the March 2016 quarter, Ashland entered into settlement agreements totaling $4 million with certain insurers, which resulted in a reduction of the Ashland insurance receivable within the Condensed Consolidated Balance Sheets by the same amount.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2016	2015	2015	2014	2013
Insurance receivable - beginning of period	$150	$402	$402	$408	$423
Receivable adjustment	—	—	(3)	22	(3)
Insurance settlement	(4)	(227)	(227)	—	—
Amounts collected	(7)	(13)	(22)	(28)	(12)
Insurance receivable - end of period	$139	$162	$150	$402	$408
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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2016	2015	2015	2014	2013
Open claims - beginning of period	20	21	21	21	21
New claims filed	1	1	1	1	1
Claims dismissed	(1)	(1)	(2)	(1)	(1)
Open claims - end of period	20	21	20	21	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2015 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $4 million.  Total reserves for asbestos claims were $303 million at March 31, 2016 compared to $311 million at September 30, 2015.
A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2016	2015	2015	2014	2013
Asbestos reserve - beginning of period	$311	$329	$329	$342	$320
Reserve adjustment	—	—	4	10	46
Amounts paid	(8)	(9)	(22)	(23)	(24)
Asbestos reserve - end of period	$303	$320	$311	$329	$342
Hercules asbestos-related receivables
For the Hercules asbestos-related obligations, certain reimbursement obligations pursuant to coverage-in-place agreements with insurance carriers exist.  As a result, any increases in the asbestos reserve have been partially offset by probable insurance recoveries.  Ashland has estimated the value of probable insurance recoveries associated with its asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent.  The estimated receivable consists exclusively of solvent domestic insurers.
As of March 31, 2016 and September 30, 2015, the receivables from insurers amounted to $56 million. During the June 2015 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $1 million increase in the receivable for probable insurance recoveries.
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
A progression of activity in the Hercules insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2016	2015	2015	2014	2013
Insurance receivable - beginning of period	$56	$77	$77	$75	$56
Receivable adjustment	—	—	1	3	19
Insurance settlement	—	(22)	(22)	—	—
Amounts collected	—	—	—	(1)	—
Insurance receivable - end of period	$56	$55	$56	$77	$75
Asbestos litigation cost projection
Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $880 million for the Ashland asbestos-related litigation (current reserve of $392 million) and approximately $560 million for the Hercules asbestos-related litigation (current reserve of $303 million), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinements or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2016, such locations included 84 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 133 current and former operating facilities (including certain operating facilities conveyed to Marathon Ashland Petroleum LLC (MAP) in 2005) and about 1,225 service station properties, of which 63 are being actively remediated.
Ashland’s reserves for environmental remediation and related environmental litigation amounted to $176 million at March 31, 2016 compared to $186 million at September 30, 2015, of which $130 million at March 31, 2016 and $139 million at September 30, 2015 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental remediation reserves during the six months ended March 31, 2016 and 2015.

	Six months ended
	March 31
(In millions)	2016	2015
Reserve - beginning of period	$186	$197
Disbursements	(24)	(22)
Revised obligation estimates and accretion	14	15
Reserve - end of period	$176	$190
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At March 31, 2016 and September 30, 2015, Ashland’s recorded receivable for these probable insurance recoveries was $22 million and $23 million, respectively, of which $15 million at March 31, 2016 and $16 million at September 30, 2015 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three and six months ended March 31, 2016 and 2015.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2016	2015	2016	2015
Environmental expense	$9	$9	$13	$14
Accretion (a)	1	—	1	1
Legal expense	3	2	5	3
Total expense	13	11	19	18

Insurance receivable	(1)	(1)	(1)	(1)
Total expense, net of receivable activity	$12	$10	$18	$17

(a)	Activity of $0 denotes value less than $1 million.
Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $375 million.  No individual remediation location is significant, as the largest reserve for any site is 15% or less of the remediation reserve.
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2016 and September 30, 2015.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2016.
NOTE M – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock appreciation rights (SARs) and warrants available to purchase shares outstanding for each

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EARNINGS PER SHARE (continued)

reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 1.2 million and 0.6 million at March 31, 2016 and 2015, respectively.  Earnings per share is reported under the treasury stock method.

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2016	2015	2016	2015
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$87	$95	$178	$136
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	62	68	63	69
Share-based awards convertible to common shares	1	1	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	63	69	64	70

EPS from continuing operations
Basic	$1.39	$1.40	$2.79	$1.97
Diluted	1.38	1.39	2.76	1.95
NOTE N – STOCKHOLDERS’ EQUITY ITEMS
Stock repurchase programs
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization that will expire on December 31, 2017 (the 2015 stock repurchase program). This authorization replaced the March 2014 authorization of a $1.35 billion common stock repurchase program (the 2014 stock repurchase program), which was completed during the June 2015 quarter, with delivery of the final shares occurring in July 2015. Under both programs, Ashland’s common shares could be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. The following summarizes the stock repurchases under these authorizations.
2015 stock repurchase program agreement
In November 2015, under the 2015 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015. In February 2016, Goldman, Sachs & Co. exercised their early termination option under the 2016 ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $99.01 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by Goldman, Sachs, and Co. under the 2016 ASR Agreement was 5.1 million shares. Ashland received the additional 1.2 million shares during the three months ended March 31, 2016 to settle the difference between the initial share delivery and the total number of shares repurchased.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCKHOLDERS' EQUITY ITEMS (continued)

2014 stock repurchase program agreements
The following stock repurchase agreements were entered into as part of the previous $1.35 billion common stock repurchase program.

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

Stockholder dividends
In May 2015, the Board of Directors of Ashland announced a quarterly cash dividend increase to 39 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in the first and second quarters of fiscal 2016 and the third and fourth quarters of fiscal 2015, and was an increase from the quarterly cash dividend of 34 cents per share paid during the first and second quarters of fiscal 2015.
Accumulated other comprehensive income (loss)
Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCKHOLDERS' EQUITY ITEMS (continued)

	2016			2015
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$80	$—	$80	$(256)	$1	$(255)
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service credit	86	(31)	55	—	—	—
Amortization of unrecognized prior service
credits included in net income (a)	(45)	14	(31)	(8)	2	(6)
Unrealized gain on available-for-sale securities	5	(2)	3	—	—	—
Total other comprehensive income (loss)	$126	$(19)	$107	$(264)	$3	$(261)

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$17	$2	$19	$(382)	$—	$(382)
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service credit	86	(31)	55	—	—	—
Amortization of unrecognized prior service
credits included in net income (a)	(49)	15	(34)	(12)	1	(11)
Unrealized gain on available-for-sale securities	14	(5)	9	—	—	—
Total other comprehensive income (loss)	$68	$(19)	$49	$(394)	$1	$(393)

(a)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs (income) for pension and other postretirement plans. For specific financial statement captions impacted by the amortization see the table below.

In accordance with U.S. GAAP, as discussed in the table above, certain pension and postretirement costs (income) are amortized from accumulated other comprehensive income and recognized in net income. The captions on the Statements of Consolidated Comprehensive Income impacted by the amortization of unrecognized prior service credits for pension and other postretirement plans are disclosed within. During the three and six months ended March 31, 2016, the amortization of unrecognized prior service credits includes the impact of the pension and other postretirement plan remeasurements of $40 million. See Note K for more information.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2016	2015	2016	2015
Cost of sales	$(18)	$(2)	$(20)	$(3)
Selling, general and administrative expense	(27)	(3)	(29)	(6)
Discontinued operations	—	(3)	—	(3)
Total amortization of unrecognized prior service credits	$(45)	$(8)	$(49)	$(12)
NOTE O – STOCK INCENTIVE PLANS
Ashland has stock incentive plans under which key employees or directors are granted stock-settled SARs, performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK INCENTIVE PLANS (continued)

designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Stock-based compensation expense was $8 million for the three months ended March 31, 2016 and 2015. For the six months ended March 31, 2016 and 2015, stock-based compensation expense was $18 million and $23 million, respectively. Included within expense during the six months ended March 31, 2016 and 2015 were $1 million of cash-settled restricted stock awards. In addition, a $7 million award modification within performance shares was designated as a cash item during the six months ended March 31, 2015.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant.  SARs granted for the three months ended March 31, 2015 were 0.05 million. No SARS were granted for the three months ended March 31, 2016. SARs granted for the six months ended March 31, 2016 and 2015 were 0.4 million and 0.3 million, respectively. As of March 31, 2016, there was $12 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  During 2016, these awards were granted as stock units that will convert to shares upon vesting, while the grants in prior years were made in shares. These awards are subject to forfeiture upon termination of service before the vesting period ends.  Only nonvested stock awards granted in the form of shares entitle employees or directors to vote the shares.  Dividends on nonvested stock awards granted are in the form of additional units or shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Nonvested stock awards granted were 6,100 and 62,850 for the three months ended March 31, 2016 and 2015, respectively. Nonvested stock awards granted were 92,950 and 167,600 for the six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $17 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.6 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year vesting period.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon. Performance shares/units granted for the three months ended March 31, 2015 were 21,150. No performance shares/units were granted during the three months ended March 31, 2016. Performance shares/units granted for the six months ended

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK INCENTIVE PLANS (continued)

March 31, 2016 and 2015 were 0.1 million. As of March 31, 2016, there was $12 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.0 years.
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
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and automotive chemicals. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises 1,052 Valvoline Instant Oil ChangeSM centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; SynPower™ synthetic motor oil; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors. During February 2016, Ashland completed the acquisition of Oil Can Henry's resulting in the addition of 89 quick-lube stores. See Note B for information on the acquisition of Oil Can Henry's. During the June 2015 quarter, Ashland sold its Valvoline car care product

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – REPORTABLE SEGMENT INFORMATION (continued)

assets, including Car BriteTM and Eagle OneTM automotive appearance products, and sold its joint venture equity investment in Venezuela. See Note C for information on the divestiture of this investment and the car care product assets.
Unallocated and Other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities, including internal separation costs, and legacy costs or adjustments that relate to divested businesses that are no longer operated by Ashland.
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
The following table presents various financial information for each reportable segment for the three and six months ended March 31, 2016 and 2015.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2016	2015	2016	2015
SALES
Specialty Ingredients	$529	$583	$1,004	$1,144
Performance Materials	239	286	470	623
Valvoline	479	481	936	974
	$1,247	$1,350	$2,410	$2,741
OPERATING INCOME (LOSS)
Specialty Ingredients	$65	$65	$103	$125
Performance Materials	20	30	43	55
Valvoline	105	82	197	165
Unallocated and other	(43)	16	(45)	17
	$147	$193	$298	$362

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. These forward-looking statements include statements relating to status of the separation process, the plan to pursue an IPO of up to 20 percent of the common stock of Valvoline and the expected completion of the separation through the subsequent distribution of Valvoline common stock, the expected timing of filing of a registration statement for the registration of common stock of Valvoline in the IPO, the anticipated timing of completion of the planned IPO and subsequent distribution of the remaining Valvoline common stock, and Ashland’s and Valvoline’s expected ratings profiles, capital structures, future financial flexibility and ability to pursue their long-term strategies. In addition, Ashland may from time to time make forward-looking statements in its annual report, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, including the proposed separation of its specialty chemicals and Valvoline businesses, the proposed IPO of its Valvoline business, the expected timetable for completing the IPO and the separation, the future financial and operating performance of each company, strategic and competitive advantages of each company, the leadership of each company, and future opportunities for each company, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the possibility that the proposed IPO or separation will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors; the potential for disruption to Ashland’s business in connection with the proposed IPO or separation; the potential that the new Ashland and Valvoline do not realize all of the expected benefits of the proposed IPO or separation or obtain the expected credit ratings following the proposed IPO or separation; Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s ability to generate sufficient cash to finance its stock repurchase plans; severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters). Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K (including Item 1A Risk Factors) filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale could be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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
Ashland’s sales generated outside of North America were 47% for the six months ended March 31, 2016 and 2015.  Sales by region expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2016	2015	2016	2015
North America (a)	53%	52%	53%	53%
Europe	24%	25%	24%	24%
Asia Pacific	16%	16%	16%	16%
Latin America & other	7%	7%	7%	7%
	100%	100%	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Reportable segments
Ashland’s reporting structure is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline.  For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 48.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Reportable Segment	2016	2015	2016	2015
Specialty Ingredients	43%	43%	42%	42%
Performance Materials	19%	21%	19%	23%
Valvoline	38%	36%	39%	35%
	100%	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
The following recent transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Ashland Separation of Valvoline
On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland and Valvoline. Ashland has continued the process to separate its Valvoline business from its Specialty Ingredients and Performance Materials businesses while it finalizes the transaction structure and obtains customary regulatory and other approvals. Subject to market conditions, Ashland plans to pursue an initial public offering (IPO) of up to 20% of the common stock of Valvoline. Ashland expects to file a registration statement for the common stock of Valvoline with the Securities and Exchange Commission in mid-calendar year 2016 and complete the IPO during the fourth quarter of calendar year 2016. Ashland currently expects that it would distribute the remaining common stock of Valvoline to Ashland's shareholders upon expiration of the IPO lock-up (typically six months after completion of the IPO). Ashland intends for the separation, which is subject to final board approval prior to completion, to be tax free for Ashland shareholders.
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
For the three and six months ended March 31, 2016, Ashland recognized separation costs of $12 million and $18 million, respectively, which are primarily related to consulting and legal fees and employee retention awards. Separation costs are recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
Ashland expects to continue to incur certain costs as a result of the separation, including those that are contingent upon the completion of the separation. Ashland intends for the separation to be tax free for Ashland shareholders; however, there could be material one-time tax costs incurred by Ashland associated with internal restructuring steps that will be recorded in subsequent quarters when the plans are finalized. Ashland will recognize these costs when appropriate based on applicable U.S. GAAP requirements.
Stock Repurchase Programs
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization, which expires on December 31, 2017, and replaced the March 2014 repurchase program. In November 2015, under this new share repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015.
In February 2016, Goldman, Sachs & Co. exercised their early termination option under the 2016 ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $99.01 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by Goldman, Sachs, and Co. under the 2016 ASR Agreement was 5.1 million shares. Ashland received the additional 1.2 million

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

shares during the three months ended March 31, 2016 to settle the difference between the initial share delivery and the total number of shares repurchased.
Pension and Other Postretirement Benefit Plans Amendments and Remeasurements
During March 2016, Ashland announced plans to amend the majority of its U.S. pension plans, with the exception of certain union plans, to freeze the accrual of pension benefits for participants. The freezing of pension benefits will be effective September 30, 2016. Additionally, Ashland announced that it will reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. The net effect of the current quarter remeasurements resulted in a loss of $23 million within the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2016. The following details the components of the remeasurement impact:

•
As a result of the remeasurement the affected U.S. pension plans, Ashland recognized a curtailment gain of $65 million and actuarial loss of $123 million during the three and six months ended March 31, 2016.

•
As a result of the remeasurement of other postretirement benefit plans, Ashland recognized a curtailment gain of $39 million and actuarial loss of $7 million during the three and six months ended March 31, 2016. This remeasurement reduced the benefit obligations by $86 million, which will be amortized to income in future periods.

•
Ashland was also required to remeasure a non-U.S. pension plan during the quarter and as a result recognized a curtailment gain of $6 million and actuarial loss of $3 million during the three and six months ended March 31, 2016.

Oil Can Henry's Acquisition
On December 11, 2015, Ashland announced that it signed a definitive agreement to acquire OCH International, Inc. (Oil Can Henry's), which was the 14th largest quick-lube network in the United States, servicing approximately 1 million vehicles annually with 89 quick-lube stores, consisting of 47 company-owned stores and 42 franchise locations, in Oregon, Washington, California, Arizona, Idaho and Colorado. On February 1, 2016, Ashland completed the acquisition.
The acquisition of Oil Can Henry's was valued at $72 million, which included acquired indebtedness of $11 million and other working capital adjustments. Net of acquired indebtedness and certain purchase price adjustments, the net cash outlay was approximately $60 million during the March 2016 quarter. The preliminary purchase price allocation primarily included $82 million of goodwill.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Current Quarter - Key financial results for the three months ended March 31, 2016 and 2015 included the following:

•	Ashland’s net income amounted to $87 million and $224 million for the three months ended March 31, 2016 and 2015, respectively, or $1.38 and $3.26 diluted earnings per share, respectively.

•
Discontinued operations, which are reported net of taxes, resulted in income of $129 million for the three months ended March 31, 2015. The three months ended March 31, 2016 included nominal adjustments, which essentially offset, related to previously divested businesses that qualified as discontinued operations.

•
Income from continuing operations, which excludes results from discontinued operations, amounted to $87 million and $95 million for the three months ended March 31, 2016 and 2015, respectively, or $1.38 and $1.39 diluted earnings per share, respectively.

•	The effective income tax expense rates of 15% and 21% for the three months ended March 31, 2016 and 2015, respectively, were both affected by certain discrete items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Ashland incurred pretax net interest and other financing expense of $43 million and $40 million for the three months ended March 31, 2016 and 2015, respectively.

•	Net loss on divestitures totaled $2 million and $33 million for the three months ended March 31, 2016 and 2015, respectively.

•	Operating income was $147 million and $193 million for the three months ended March 31, 2016 and 2015, respectively.
Year-to-Date - Key financial results for six months ended March 31, 2016 and 2015 included the following:

•	Ashland’s net income amounted to $176 million and $257 million for the six months ended March 31, 2016 and 2015, respectively, or $2.73 and $3.68 diluted earnings per share, respectively.

•	Discontinued operations, which are reported net of taxes, resulted in a loss of $2 million and income of$121 million for the six months ended March 31, 2016 and 2015, respectively.

•
Income from continuing operations, which excludes results from discontinued operations, amounted to $178 million and $136 million for the six months ended March 31, 2016 and 2015, respectively, or $2.76 and $1.95 diluted earnings per share, respectively.

•	The effective income tax expense rates of 16% and 17% for the six months ended March 31, 2016 and 2015, respectively, were both affected by certain discrete items.

•	Ashland incurred pretax net interest and other financing expense of $85 million and $81 million for the six months ended March 31, 2016 and 2015, respectively.

•
Net loss on divestitures totaled $118 million for the six months ended March 31, 2015. The six months ended March 31, 2016 included nominal adjustments related to previous divestitures, which essentially offset.

•	Operating income was $298 million and $362 million for the six months ended March 31, 2016 and 2015, respectively.
For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Current Quarter - Operating income amounted to $147 million and $193 million for the three months ended March 31, 2016 and 2015, respectively. The current and prior year quarters' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. These key items are summarized as follows:

•
$23 million and $9 million of key items related to pension and other postretirement plan remeasurement losses during the three months ended March 31, 2016 and 2015, respectively, with the current quarter key item representing the net impact of a curtailment gain of $110 million related to the current quarter plan amendments and an $133 million actuarial loss due to changes in discount rates and asset values;

•
$2 million of accelerated depreciation during the three months ended March 31, 2016 and 2015 and $16 million of severance and other costs during the three months ended March 31, 2015 relating to a restructuring plan for a manufacturing facility;

•	$12 million of costs related to the separation of Valvoline and $4 million of restructuring charges related to office buildings during the three months ended March 31, 2016;

•	a $14 million impairment related to the Valvoline joint venture equity investment within Venezuela during the three months ended March 31, 2015;

•	$5 million related to a legal reserve during the three months ended March 31, 2016; and

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	$16 million of tax indemnity income during the three months ended March 31, 2015.
Operating income for the three months ended March 31, 2016 and 2015 included depreciation and amortization of $83 million (which excluded accelerated depreciation of $2 million for each of the three months ended March 31, 2016 and 2015). EBITDA totaled $228 million and $372 million for the three months ended March 31, 2016 and 2015, respectively. Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items, including the net loss on divestitures during the three months ended March 31, 2015.

	Three months ended
	March 31
(In millions)	2016	2015
Net income	$87	$224
Income tax expense	15	25
Net interest and other financing expense	43	40
Depreciation and amortization (a)	83	83
EBITDA	228	372
Income from discontinued operations (net of tax)	—	(129)
Losses on pension and other postretirement plan remeasurements	23	9
Restructuring, separation and other costs	16	16
Legal reserve charge	5	—
Accelerated depreciation	2	2
Net loss on divestitures	—	33
Impairment of equity investment	—	14
Tax indemnity income	—	(16)
Adjusted EBITDA	$274	$301

(a)	Excludes $2 million of accelerated depreciation for each of the three months ended March 31, 2016 and 2015.
Year-to-Date - Operating income amounted to $298 million and $362 million for the six months ended March 31, 2016 and 2015, respectively. The current and prior year periods' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. In addition to the key items within the current and prior year quarters previously discussed, the following are also excluded on a year-to-date basis:

•	an additional $10 million charge for a legal reserve during the six months ended March 31, 2016;

•
additional adjustments related to a restructuring plan within an existing manufacturing facility of a $5 million reversal of the previous severance accrual and $2 million of accelerated depreciation during the six months ended March 31, 2016;

•	an additional $6 million of costs related to the separation of Valvoline during the six months ended March 31, 2016;

•	a $7 million charge for a stock incentive plan award modification for the six months ended March 31, 2015; and
•$1 million of global restructuring program costs for the six months ended March 31, 2015.
In addition, during the December 2015 quarter, Ashland elected to change its accounting estimate related to applying discount rates to measure pension and other postretirement benefit costs. The impact of this change had previously been factored into earnings outlooks. See the discussion of Unallocated and other within the "Results of Operations - Reportable Segment Review" section of Management’s Discussion and Analysis

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

herein for further information on this change and its effects on the current period compared to the prior period results.
Operating income for the six months ended March 31, 2016 and 2015 included depreciation and amortization of $164 million and $168 million, respectively (which excluded accelerated depreciation of $4 million and $2 million for the six months ended March 31, 2016 and 2015, respectively). EBITDA totaled $460 million and $533 million for the six months ended March 31, 2016 and 2015, respectively. Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items, including the net loss on divestitures during the six months ended March 31, 2015.

	Six months ended
	March 31
(In millions)	2016	2015
Net income	$176	$257
Income tax expense	35	27
Net interest and other financing expense	85	81
Depreciation and amortization (a)	164	168
EBITDA	460	533
Loss (income) from discontinued operations (net of tax)	2	(121)
Losses on pension and other postretirement plan remeasurements	23	9
Restructuring, separation and other costs, net	17	17
Legal reserve	15	—
Accelerated depreciation	4	2
Net loss on divestitures	—	118
Impairment of equity investment	—	14
Tax indemnity income	—	(16)
Stock incentive award modification	—	7
Adjusted EBITDA	$521	$563

(a)	Excludes $4 million and $2 million of accelerated depreciation for the six months ended March 31, 2016. and 2015, respectively.
Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three and six months ended March 31, 2016 and 2015.

	Three months ended March 31			Six months ended March 31
(In millions)	2016	2015	Change	2016	2015	Change
Sales	$1,247	$1,350	$(103)	$2,410	$2,741	$(331)
The following table provides a reconciliation of the change in sales between the three and six months ended March 31, 2016 and 2015.

	Three months ended	Six months ended
(In millions)	March 31, 2016	March 31, 2016
Pricing	$(70)	$(139)
Volume and product mix	5	(28)
Currency exchange	(22)	(76)
Divestitures and acquisitions	(16)	(88)
Change in sales	$(103)	$(331)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter - Sales for the current quarter decreased $103 million compared to the prior year quarter. Pricing declines and unfavorable currency exchange decreased sales by $70 million, or 5%, and $22 million, or 2%, respectively. Unfavorable foreign currency exchange was primarily due to the U.S. dollar strengthening compared to various foreign currencies. Divestitures of certain divisions and product lines decreased sales by $23 million, or 2%, while the acquisition of Oil Can Henry's within the Valvoline reportable segment increased sales by $7 million. Changes in volume and product mix increased sales by $5 million primarily driven by favorable results within the Valvoline reportable segment which were essentially offset by unfavorable results within the Specialty Ingredients reportable segment. Within Specialty Ingredients, the energy market, which decreased sales by $16 million, negatively impacted the volume results.
Year-to-Date - Sales for the current period decreased $331 million compared to the prior year period. Pricing declines and the net impact of the acquisition and divestitures of certain divisions and product lines resulted in decreased sales of $139 million, or 5%, and $88 million, or 3%, respectively. Unfavorable foreign currency exchange decreased sales by $76 million, or 3%. Changes in volume and product mix decreased sales by $28 million driven by unfavorable results within the Specialty Ingredients reportable segment, primarily due to the energy market which decreased sales by $45 million.

	Three months ended March 31			Six months ended March 31
(In millions)	2016	2015	Change	2016	2015	Change
Cost of sales	$823	$925	$(102)	$1,595	$1,906	$(311)
Gross profit as a percent of sales	34.0%	31.5%		33.8%	30.5%
Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, net losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three and six months ended March 31, 2016 and 2015.

	Three months ended	Six months ended
(In millions)	March 31, 2016	March 31, 2016
Changes in:
Production costs	$(58)	$(133)
Volume and product mix	(1)	(22)
Divestitures and acquisitions	(13)	(79)
Currency exchange	(15)	(54)
Pension and other postretirement benefit plans expense (income)
(including remeasurements)	1	(4)
Severance and other costs	(16)	(21)
Accelerated depreciation	—	2
Change in cost of sales	$(102)	$(311)
Current Quarter - Cost of sales for the current quarter decreased $102 million compared to the prior year quarter primarily due to lower production costs, favorable foreign currency exchange, and the net impact of the acquisition and divestiture of certain divisions and product lines. These factors decreased cost of sales by $58 million, or 6%, $15 million, or 2%, and $13 million, respectively. Volume and changes in product mix combined to decrease cost of sales by $1 million.
Pension and other postretirement net periodic costs, including ongoing income and the interim remeasurements, increased cost of sales by $1 million compared to the prior year quarter. The current quarter remeasurement loss within cost of sales of $9 million represents the net impact of a curtailment gain of $45 million and an

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

actuarial loss of $54 million, while the prior year quarter remeasurement loss within cost of sales totaled $4 million. The remaining change relates to the ongoing pension and other postretirement income. See Note K in the Notes to Condensed Consolidated Financial Statements for further discussion on the current quarter's pension and other postretirement benefit plans activity. Additionally, as part of a restructuring plan within an existing manufacturing facility in the Specialty Ingredients reportable segment, the prior year quarter included $16 million of severance and other costs and $2 million of accelerated depreciation, while the current quarter only included $2 million of accelerated depreciation.
Year-to-Date - Cost of sales for the current period decreased $311 million compared to the prior year period primarily due to lower production costs, the net impact of the acquisition and divestiture of certain divisions and product lines, and favorable foreign currency exchange. These factors decreased cost of sales by $133 million, or 7%, $79 million, or 4%, and $54 million, or 3%, respectively. Volume and changes in product mix combined to decrease cost of sales by $22 million.
Pension and other postretirement net periodic costs, including ongoing income and the interim remeasurements, decreased cost of sales by $4 million compared to the prior year period. The current period remeasurement loss within cost of sales of $9 million represents the net impact of a curtailment gain of $45 million and an actuarial loss of $54 million, while the prior year period remeasurement loss within cost of sales totaled $4 million. The remaining change relates to the ongoing pension and other postretirement income. See Note K in the Notes to Condensed Consolidated Financial Statements for further discussion on the current quarter's pension and other postretirement benefit plans activity. Additionally, as part of a restructuring plan within an existing manufacturing facility in the Specialty Ingredients reportable segment, the current period included a $5 million reversal of the severance accrual and $4 million of accelerated depreciation, compared to the prior year period which included $16 million of severance and other costs and $2 million of accelerated depreciation.

	Three months ended March 31			Six months ended March 31
(In millions)	2016	2015	Change	2016	2015	Change
Selling, general and administrative
expense	$258	$203	$55	$483	$429	$54
As a percent of sales	20.7%	15.0%		20.0%	15.7%
Current Quarter - Selling, general and administrative expense for the current quarter increased $55 million compared to the prior year quarter with expenses as a percent of sales increasing 5.7 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$12 million of costs related to the separation of Valvoline and $4 million of restructuring charges related to office buildings during the current quarter;

•	Tax indemnification income of $16 million included in the prior year quarter;

•
Increased pension and other postretirement plan remeasurements losses of $9 million compared to prior year quarter. The current quarter includes $14 million of losses on pension and other postretirement plan remeasurements consisting of a curtailment gain of $65 million and an actuarial loss of $79 million, while the prior year quarter included $5 million of a loss on a pension plan remeasurement;

•	a $5 million charge for a legal reserve during the current quarter; and

•	increased resource costs of $7 million, primarily due to employee related costs.
Year-to-Date - Selling, general and administrative expense for the current period increased $54 million compared to the prior year period with expenses as a percent of sales increasing 4.3 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	$18 million of costs related to the separation of Valvoline and $4 million of restructuring charges related to office buildings during the current period;

•	Tax indemnification income of $16 million included in the prior year period;

•	a $15 million charge for a legal reserve during the current period;

•	Increased pension and other postretirement plan remeasurements losses of $9 million compared to prior year period (see discussion within current quarter analysis); and

•	a $7 million charge related to a stock incentive award modification during the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2016	2015	Change	2016	2015	Change
Research and development expense	$25	$25	$—	$49	$50	$(1)
Current Quarter - Research and development expense remained consistent with the prior year quarter.
Year-to-Date - Research and development expense remained consistent with the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2016	2015	Change	2016	2015	Change
Equity and other income (loss)
Equity income (loss)	$3	$(10)	$13	$8	$(7)	$15
Other income	3	6	(3)	7	13	(6)
	$6	$(4)	$10	$15	$6	$9
Current Quarter - The increase of $10 million in equity and other income during the current quarter is primarily due to the $14 million impairment of a Venezuelan joint venture equity investment within the Valvoline reportable segment during the prior year quarter.
Year-to-Date - As noted previously, the increase of $9 million in equity and other income in the current period is primarily due to the $14 million impairment of a Venezuelan joint venture equity investment within the Valvoline reportable segment during the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2016	2015	Change	2016	2015	Change
Net interest and other financing
expense (income)
Interest expense	$44	$40	$4	$87	$81	$6
Interest income	(1)	(2)	1	(2)	(4)	2
Available-for-sale securities income	(2)	—	(2)	(4)	—	(4)
Other financing costs	2	2	—	4	4	—
	$43	$40	$3	$85	$81	$4
Current Quarter - Net interest and other financing expense in the current quarter included available-for-sale securities income of $2 million which represents investment income related to restricted investments discussed in Note F of the Notes to Condensed Consolidated Financial Statements. Interest expense increased compared to the prior year quarter as a result of higher debt levels.
Year-to-Date - Net interest and other financing expense in the current period included available-for-sale securities income of $4 million which represents investment income related to restricted investments discussed

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

in Note F of the Notes to Condensed Consolidated Financial Statements. Interest expense increased compared to the prior year period as a result of higher debt levels.

	Three months ended March 31			Six months ended March 31
(In millions)	2016	2015	Change	2016	2015	Change
Net loss on divestitures
Valvoline car care products	$—	$(26)	$26	$—	$(26)	$26
Elastomers	—	(1)	1	—	(86)	86
MAP Transaction adjustments	(1)	(6)	5	—	(6)	6
Castings Solutions joint venture	—	—	—	1	—	1
Pinova	(1)	—	(1)	(1)	—	(1)
	$(2)	$(33)	$31	$—	$(118)	$118
Current Quarter - The activity in the prior year quarter relates primarily to the $26 million impairment for the Valvoline car care product assets and the $7 million reduction of the MAP Transaction receivable due to the January 2015 asbestos insurance settlement.
Year-to-Date - The prior year period loss includes the pre-tax loss on sale related to Elastomers of $86 million, the $26 million impairment for the Valvoline car care product assets, and the adjustment to the MAP Transaction receivable noted above.

	Three months ended March 31			Six months ended March 31
(In millions)	2016	2015	Change	2016	2015	Change
Income tax expense	$15	$25	$(10)	$35	$27	$8
Effective tax rate	15%	21%		16%	17%
Current Quarter - The overall effective tax rate was 15% for the three months ended March 31, 2016 and was impacted by net favorable discrete items of $7 million, primarily related to a favorable tax liquidation resolution and the reversal of unrecognized tax benefits due to lapse of the statute of limitations.
The overall effective tax rate was 21% for the three months ended March 31, 2015 and was impacted by $4 million of discrete tax benefits primarily related to the release of a valuation reserve on certain deferred taxes.
Year-to-Date - The overall effective tax rate was 16% for the six months ended March 31, 2016 and was impacted by net favorable discrete items of $13 million, primarily related to the law change from the reinstatement of research and development credit, a favorable tax liquidation resolution and the reversal of unrecognized tax benefits due to lapse of the statute of limitations.
The overall effective tax rate of 17% for the six months ended March 31, 2015 included the prior quarter discrete items discussed previously.

	Three months ended March 31			Six months ended March 31
(In millions)	2016	2015	Change	2016	2015	Change
Income (loss) from discontinued
operations (net of tax)
Asbestos-related litigation	$—	$122	$(122)	$—	$120	$(120)
Water Technologies	—	7	(7)	(2)	1	(3)
	$—	$129	$(129)	$(2)	$121	$(123)
Current Quarter - The prior year quarter included an after-tax gain of $120 million related to January 2015 asbestos insurance settlement discussed in Note K of the Notes to the Condensed Consolidated Financial Statements. The prior year quarter Ashland Water Technologies (Water Technologies) activity relates primarily

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

to post-closing adjustments as defined by the definitive agreement, including income of $5 million related to a foreign pension plan remeasurement discussed in Note K of the Notes to the Condensed Consolidated Financial Statements.
Year-to-Date - The current period included tax adjustments related to the sale of Water Technologies. The prior year period included an after-tax gain of $120 million related to the January 2015 asbestos insurance settlement.
Other comprehensive income (loss)
A comparative analysis of the components of other comprehensive income (loss) is provided below for the three and six months ended March 31, 2016 and 2015.

	Three months ended March 31			Six months ended March 31
(In millions)	2016	2015	Change	2016	2015	Change
Other comprehensive income
(loss) (net of taxes)
Unrealized translation income (loss)	$80	$(255)	$335	$19	$(382)	$401
Pension and postretirement
obligation adjustment	24	(6)	30	21	(11)	32
Unrealized gain on available-for-sale
securities	3	—	3	9	—	9
	$107	$(261)	$368	$49	$(393)	$442
Current Quarter - Total other comprehensive income (loss), net of tax, for the current quarter increased $368 million compared to the prior year quarter as a result of the following components:

•
For the three months ended March 31, 2016, other comprehensive income, net of tax, from foreign currency translation adjustments was $80 million, compared to a loss of $255 million for the three months ended March 31, 2015. The fluctuations in unrealized translation gains and losses is primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•
Pension and postretirement obligation adjustment was income of $24 million and loss of $6 million for the three months ended March 31, 2016 and 2015, respectively. Of these amounts, $31 million and $6 million during the current quarter and prior year quarter, respectively, of unrecognized prior service credits, net of tax, relating to pension and other postretirement benefit plans were amortized and reclassified into net income. Additional unrecognized prior service credits, net of tax, of $55 million during the current quarter were included in other comprehensive income as a result of the pension and other postretirement plan remeasurements.

•
$3 million of unrealized gain on available-for-sale securities, net of tax, related to restricted investments, was recognized within other comprehensive income during the three months ended March 31, 2016.

Year-to-Date - Total other comprehensive income (loss), net of tax, for the current period increased $442 million compared to the prior year period as a result of the following components:

•
For the six months ended March 31, 2016, other comprehensive income , net of tax, from foreign currency translation adjustments was $19 million, compared to a loss of $382 million for the six months ended March 31, 2015. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•
Pension and postretirement obligation adjustment was income of $21 million and loss of $11 million for the six months ended March 31, 2016 and 2015, respectively. Of these amounts, $34 million and $11 million during the current and prior year periods, respectively, of unrecognized prior service credits, net

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

of tax, relating to pension and other postretirement benefit plans were amortized and reclassified into net income. Additional unrecognized prior service credits, net of tax, of $55 million during the current period were included in other comprehensive income as a result of the pension and other postretirement plan remeasurements.

•
$9 million of unrealized gain on available-for-sale securities, net of tax, related to restricted investments, was recognized within other comprehensive income during the six months ended March 31, 2016.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Ashland’s businesses are managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline.
Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as the restructuring plans described in Note E of the Notes to Condensed Consolidated Financial Statements, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment for the three and six months ended March 31, 2016 and 2015.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2016	2015	2016	2015
Sales
Specialty Ingredients	$529	$583	$1,004	$1,144
Performance Materials	239	286	470	623
Valvoline	479	481	936	974
	$1,247	$1,350	$2,410	$2,741
Operating income (loss)
Specialty Ingredients	$65	$65	$103	$125
Performance Materials	20	30	43	55
Valvoline	105	82	197	165
Unallocated and other	(43)	16	(45)	17
	$147	$193	$298	$362
Depreciation and amortization
Specialty Ingredients	$62	$61	$123	$121
Performance Materials	13	14	26	30
Valvoline	10	10	19	19
	$85	$85	$168	$170
Operating information
Specialty Ingredients
Sales per shipping day	$8.3	$9.3	$8.0	$9.2
Metric tons sold (thousands)	77.3	82.7	146.0	162.6
Gross profit as a percent of sales (a)	34.6%	31.7%	33.8%	32.2%
Performance Materials
Sales per shipping day	$3.7	$4.5	$3.7	$5.0
Metric tons sold (thousands)	116.3	118.3	222.5	247.8
Gross profit as a percent of sales (a)	20.6%	22.7%	21.3%	19.8%
Valvoline
Lubricant sales gallons	43.7	40.5	84.2	79.5
Premium lubricants (percent of U.S. branded volumes)	44.6%	40.7%	43.9%	39.6%
Gross profit as a percent of sales (a)	40.0%	36.1%	39.2%	34.7%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.
Sales by region expressed as a percentage of reportable segment sales for the three and six months ended March 31, 2016 and 2015 were as follows. Ashland includes only U.S. and Canada in its North American designation.

	Three months ended March 31, 2016			Six months ended March 31, 2016
Sales by Geography	Specialty Ingredients	Performance Materials	Valvoline	Specialty Ingredients	Performance Materials	Valvoline
North America	39%	42%	75%	39%	41%	75%
Europe	31%	40%	7%	32%	39%	7%
Asia Pacific	19%	13%	13%	19%	14%	13%
Latin America & other	11%	5%	5%	10%	6%	5%
	100%	100%	100%	100%	100%	100%

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended March 31, 2015			Six months ended March 31, 2015
Sales by Geography	Specialty Ingredients	Performance Materials	Valvoline	Specialty Ingredients	Performance Materials	Valvoline
North America	39%	42%	75%	39%	45%	75%
Europe	32%	39%	7%	32%	35%	7%
Asia Pacific	19%	14%	13%	19%	14%	14%
Latin America & other	10%	5%	5%	10%	6%	4%
	100%	100%	100%	100%	100%	100%
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
March 2016 quarter compared to March 2015 quarter
Specialty Ingredients’ sales decreased $54 million to $529 million in the current quarter. Energy market sales decreased $16 million compared to prior year quarter primarily due to lower volume as a result of reduced demand by customers, specifically those within industries negatively impacted by oil prices. Excluding the effect of the energy market, sales decreased by $38 million, with pricing declines decreasing sales by $13 million. Changes in volume and product mix combined to decrease sales by $9 million, while unfavorable foreign currency exchange decreased sales by $6 million due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro. The divestiture of the industrial biocides assets and the exit from the redispersible powders product line decreased sales by $8 million and $2 million, respectively.
Gross profit during the current quarter decreased $2 million compared to the prior year quarter. As part of a restructuring plan within an existing manufacturing facility, the prior year quarter included expense of $16 million related to severance and other costs, while both the current and prior year quarter included accelerated depreciation of $2 million. Gross profit within the energy market decreased $5 million compared to the prior year quarter primarily driven by lower volume. Excluding the energy market and the costs noted previously, gross profit decreased by $13 million compared to the prior year quarter, with volume and changes in product mix combining to decrease gross profit by $8 million. Unfavorable currency exchange and the divested and exited product lines each decreased gross profit by $2 million during the current period. Pricing declines were offset by lower raw material costs, while manufacturing cost increased slightly, resulting in a $1 million decrease in gross profit. In total, gross profit margin during the current quarter increased 2.9 percentage points as compared to the prior year quarter to 34.6%, primarily due to favorable product mix and cost improvements.
Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $2 million in the current quarter as compared to the prior year quarter primarily due to $2 million of favorable foreign currency exchange. Inflationary increases were offset by cost savings initiatives. Equity and other income (loss) remained consistent with the prior year quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating income totaled $65 million in both the current and prior year quarter.  EBITDA increased $1 million to $125 million in the current quarter, while Adjusted EBITDA decreased $15 million to $127 million in the current quarter. Adjusted EBITDA margin decreased 0.4 percentage points in the current quarter to 24.0%.
Fiscal 2016 year-to-date compared to fiscal 2015 year-to-date
Specialty Ingredients' sales decreased $140 million to $1,004 million in the current period. Energy market sales decreased $45 million compared to prior year period primarily due to lower volume as a result of reduced demand by customers, specifically those within industries negatively impacted by oil prices. Excluding the effect of the energy market, sales decreased by $95 million, with unfavorable foreign currency exchange decreasing sales by $25 million due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro. Pricing declines decreased sales by $24 million, while changes in volume and product mix combined to decrease sales by $21 million. The divestiture of the industrial biocides assets and the exit from the redispersible powders product line decreased sales by $15 million and $10 million, respectively.
Gross profit during the current period decreased $30 million compared to the prior year period. As part of a restructuring plan within an existing manufacturing facility, the prior year period included expense of $16 million and accelerated depreciation of $2 million, while the current period included $5 million of income related to reversal of a previous severance accrual and $4 million of accelerated depreciation. Gross profit within the energy market decreased $14 million compared to the prior year period primarily as a result of the unfavorable impact of lower volumes.
Excluding the energy market and costs noted previously, gross profit decreased $35 million compared to the prior year period. Volume and changes in product mix combined to decrease gross profit by $13 million and unfavorable foreign currency exchange decreased gross profit by $12 million. Planned plant maintenance turnarounds reduced gross profit by $13 million during the current period, while the net of lower raw material costs and higher production costs more than offset pricing declines to increase gross profit by $6 million. The divestiture of the industrial biocides assets decreased gross profit by $3 million during the current period. In total, gross profit margin during the current period increased 1.6 percentage points to 33.8% compared to the prior year period, primarily due to favorable mix and cost.
Selling, general and administrative expenses decreased $8 million in the current period as compared to the prior year period. The decrease was primarily due to favorable foreign currency exchange of $7 million. Inflationary increases and increased allocated resource costs were offset by other savings initiatives. Equity and other income (loss) remained consistent with the prior year period.
Operating income totaled $103 million for the current period compared to $125 million in the prior year period. EBITDA decreased $22 million to $222 million in the current period, while Adjusted EBITDA decreased $41 million to $221 million in the current period. Adjusted EBITDA margin decreased 0.9 percentage points in the current period to 22.0%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2016 and 2015 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The key items within both quarters and periods relate specifically to the manufacturing facility restructuring plan. The current quarter includes $2 million of accelerated depreciation; while the prior year quarter and period includes $16 million of severance and other costs and $2 million of accelerated depreciation. The current period reflects a $5 million income adjustment for severance and $4 million of accelerated depreciation.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2016	2015	2016	2015
Operating income	$65	$65	$103	$125
Depreciation and amortization (a)	60	59	119	119
EBITDA	125	124	222	244
Severance and other costs	—	16	(5)	16
Accelerated depreciation	2	2	4	2
Adjusted EBITDA	$127	$142	$221	$262

(a)
Excludes $2 million of accelerated depreciation for the three months ended March 31, 2016 and 2015, while the six months ended March 31, 2016 and 2015 excludes accelerated depreciation of $4 million and $2 million, respectively.

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
March 2016 quarter compared to March 2015 quarter
Performance Materials’ sales decreased $47 million to $239 million in the current quarter. Lower product pricing and unfavorable foreign currency exchange decreased sales by $29 million, or 10%, and $7 million, or 2%, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro, during the current quarter. Changes in product mix and volume decreased sales by $6 million and $5 million, respectively.
Gross profit decreased $16 million in the current quarter compared to the prior year quarter primarily driven by pricing declines that decreased gross profit by $15 million. This decline in pricing included the offset of lower raw material costs within the Composites division. The impact on gross profit of unfavorable foreign currency and changes in volume and product mix combined to essentially offset during the current quarter. In total, gross profit margin decreased 2.1 percentage points as compared to the prior year quarter to 20.6%.
Selling, general and administrative expenses decreased $4 million during the current quarter compared to the prior year quarter, primarily due to a decline in incentive compensation expense of $3 million and a favorable foreign currency exchange of $1 million. Equity and other income increased $2 million compared to the prior year quarter primarily due to an increase in other income.
Operating income totaled $20 million in the current quarter compared to $30 million in the prior year quarter.  EBITDA decreased $11 million to $33 million in the current quarter, while EBITDA margin decreased 1.6 percentage points in the current quarter to 13.8%.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal 2016 year-to-date compared to fiscal 2015 year-to-date
Performance Materials' sales decreased $153 million in the current period to $470 million. Lower product pricing decreased sales by $61 million, or 10%. The divestiture of the Elastomers division resulted in a loss of sales of $40 million, or 6%, and unfavorable foreign currency exchange decreased sales by $25 million, or 4%. Changes in product mix and lower volume decreased sales by $14 million and $13 million, respectively.
Gross profit decreased $22 million in the current period compared to the prior year period. The unfavorable impact of pricing declines, partially offset by lower product costs, decreased gross profit by $11 million. Changes in product mix and volume combined to decrease gross profit by $5 million. The sale of Elastomers and unfavorable foreign currency exchange each decreased gross profit by $3 million. In total, gross profit margin increased 1.5 percentage points to 21.3%, as compared to the prior year period due to favorable mix, primarily from the Elastomers sale.
Selling, general and administrative expenses decreased $10 million during the current period compared to the prior year period, primarily due to decreased incentive compensation of $5 million, the sale of the Elastomers division of $3 million and a favorable foreign currency exchange of $2 million. Equity and other income remained consistent with the prior year period.
Operating income totaled income of $43 million in the current period compared to $55 million in the prior year period. EBITDA decreased $16 million to $69 million in the current period. EBITDA margin increased 1.1 percentage points in the current period to 14.7%. There were no unusual or key items that affected comparability for EBITDA in the current and prior year periods.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2016 and 2015 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2016	2015	2016	2015
Operating income	$20	$30	$43	$55
Depreciation and amortization	13	14	26	30
EBITDA	$33	$44	69	85
Valvoline
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and automotive chemicals. It ranks as the #2 quick-lube chain and #3 passenger car motor oil brand in the United States. The brand operates and franchises 1,052 Valvoline Instant Oil ChangeSM centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; SynPower™ synthetic motor oil; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.
During 2015, Ashland announced a plan to separate Valvoline into an independent, publicly traded company. The separation is expected to be completed as soon as practicable, but not before the end of fiscal 2016.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

During February 2016, Ashland completed the acquisition of Oil Can Henry's resulting in the addition of 89 quick-lube stores. For additional information on the separation and acquisition, see the “Key Developments” section of Management’s Discussion and Analysis herein.
During the June 2015 quarter, Ashland sold its Valvoline car care product assets, which included Car Brite™ and Eagle One™ automotive appearance products, and sold its joint venture equity investment within Venezuela. See Note C of the Notes to Condensed Consolidated Financial Statements for further information.
March 2016 quarter compared to March 2015 quarter
Valvoline’s sales decreased $2 million to $479 million in the current quarter. Higher volume increased sales by $31 million, or 7%, as lubricant gallons sold increased to 43.7 million, while lower product pricing decreased sales by $27 million, or 6%. Unfavorable foreign currency exchange, due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro and Australian dollar, decreased sales by $9 million, while changes in product mix increased sales by $9 million. The divestiture of Valvoline car care product assets which decreased sales by $13 million was partially offset by increased sales from the acquisition of Oil Can Henry's of $7 million.
Gross profit increased $18 million during the current quarter compared to the prior year quarter. Changes in volume and product mix combined to increase gross profit by $16 million, while lower raw material costs, increased gross profit by $5 million. The lower raw material costs were partially offset by lower product pricing. Unfavorable foreign currency exchange and the divestiture of Valvoline car care product assets, partially offset by favorable gross profit relating to Oil Can Henry's, decreased gross profit by $2 million and $1 million, respectively.  In total, gross profit margin increased 3.9 percentage points as compared to the prior year quarter to 40.0%.
Selling, general and administrative expenses increased $8 million during the current quarter as compared to the prior year quarter, primarily due to employee cost increases of $3 million, increased advertising costs and consulting costs of $2 million each, and increased allocated resources costs of $1 million. The savings from the car care product assets divestiture were essentially offset by the additional operating expenses related to the acquisition of Oil Can Henry's. Equity and other income increased $13 million compared to the prior year quarter primarily due to the $14 million impairment of the Venezuelan joint venture equity investment in the prior year quarter.
Operating income totaled $105 million in the current quarter as compared to $82 million in the prior year quarter.  EBITDA increased $23 million to $115 million in the current quarter, while Adjusted EBITDA increased $9 million. Adjusted EBITDA margin increased 2.0 percentage points to 24.0% in the current quarter.
Fiscal 2016 year-to-date compared to fiscal 2015 year-to-date
Valvoline's sales decreased $38 million in the current period to $936 million. Lower product pricing decreased sales by $53 million, or 5%, while higher volume levels increased sales by $46 million, or 5%, as lubricant gallons sold increased to 84.2 million. Unfavorable foreign currency exchange decreased sales by $26 million, or 3%, while changes in product mix increased sales by $16 million, or 2%. Unfavorable foreign currency exchange was primarily due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro and Australian dollar. The divestiture of Valvoline car care product assets decreased sales by $28 million, or 3%, while the acquisition of Oil Can Henry's increased sales by $7 million.
Gross profit increased $29 million during the current period compared to the prior year period. Changes in volume and product mix combined to increase gross profit by $25 million, and lower raw material costs increased gross profit by $13 million. Lower raw material costs were partially offset by lower product pricing. Unfavorable foreign currency exchange and the divestiture of Valvoline car care product assets, partially offset by favorable gross profit relating to the Oil Can Henry's acquisition, decreased gross profit by $7 million and $2 million, respectively.  In total, gross profit margin increased 4.5 percentage points to 39.2%.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expense increased $10 million during the current period as compared to the prior year period, primarily driven by increased advertising costs of $5 million, increased consulting costs and allocated resources costs of $3 million each, and $2 million of increased employee costs. These increases were partially offset by favorable foreign currency exchange and the net favorable impact of the divestiture of car care products assets and the acquisition of Oil Can Henry's. Equity and other income (loss) increased $13 million primarily due to the $14 million impairment of the Venezuelan joint venture equity investment in the prior period.
Operating income totaled $197 million in the current period as compared to $165 million in the prior year period. EBITDA increased $32 million to $216 million in the current period, while Adjusted EBITDA increased $18 million. Adjusted EBITDA margin increased 2.8 percentage points to 23.1% in the current period.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2016 and 2015 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Valvoline. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The $14 million adjustment in the prior year quarter and period relates to the impairment of a joint venture equity investment within Venezuela. There were no unusual or key items that affected comparability for EBITDA during the current quarter or period.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2016	2015	2016	2015
Operating income	$105	$82	$197	$165
Depreciation and amortization	10	10	19	19
EBITDA	115	92	216	184
Impairment of equity investment	—	14	—	14
Adjusted EBITDA	$115	$106	$216	$198
Unallocated and other
The following table summarizes the key components of the Unallocated and other segment's operating income (loss) for the three and six months ended March 31, 2016 and 2015.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2016	2015	2016	2015
Losses on pension and other postretirement plan
remeasurements	$(23)	$(9)	$(23)	$(9)
Pension and other postretirement net periodic income
(excluding service cost)	20	14	40	27
Restructuring activities (includes severance
and separation costs)	(16)	—	(22)	(1)
Legal reserve	(5)	—	(15)	—
Tax indemnity income	—	16	—	16
Environmental expense for divested businesses	(11)	(9)	(16)	(15)
Other income (expense)	(8)	4	(9)	(1)
Total unallocated income (expense)	$(43)	$16	$(45)	$17

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

March 2016 quarter compared to March 2015 quarter
Unallocated and other recorded expense of $43 million and income of $16 million for the three months ended March 31, 2016 and 2015, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to reportable segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to reportable segments.  The recurring pension and other postretirement components in Unallocated and other resulted in income during the current and prior year quarter of $20 million and $14 million, respectively. The change in pension and other postretirement income in the current quarter is primarily driven by the discount rate discussed further below. The current and prior year quarter also included losses of $23 million and $9 million, respectively, for key items related to pension and other postretirement plan remeasurements as discussed in the “Key Developments” section of Management’s Discussion and Analysis herein. The current quarter pension and other postretirement plan remeasurement losses represent the net impact of a curtailment gain of $110 million due to the current quarter plan amendments and an actuarial loss of $133 million resulting from the change in discount rates and asset values.
The remaining unallocated items for the current quarter primarily included $12 million of costs incurred related to the Valvoline separation, $11 million for environmental reserve adjustments, $5 million for a legal reserve, and $4 million of restructuring charges related to office buildings. In the prior year quarter, unallocated costs also included expense of $9 million for environmental reserve adjustments and $16 million of tax indemnity income.
Fiscal 2016 year-to-date compared to fiscal 2015 year-to-date
Unallocated and other recorded expense of $45 million and income of $17 million for the six months ended March 31, 2016 and 2015, respectively. Recurring pension and other postretirement plans resulted in income, within continuing operations, during the current and prior year period of $40 million and $27 million, respectively. Fluctuations in these amounts from period to period result primarily from changes in the discount rate. As discussed above within the quarterly analysis, the current and prior year periods also included remeasurement losses of $23 million and $9 million, respectively.
The remaining unallocated items during the current period primarily included expense of $18 million of costs incurred related to the Valvoline separation, $16 million for environmental reserve adjustments, $15 million for a legal reserve, and $4 million of restructuring charges related to office buildings. The remaining unallocated items for the prior year period included $16 million of tax indemnity income, expense of $15 million for environmental reserve adjustments, expense of $7 million for the stock incentive plan award modification, $4 million of certain indirect corporate costs previously allocated to Elastomers, and global restructuring expense of $1 million.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

change in the service and interest costs will be offset in the actuarial gain or loss reported, which typically occurs during the fourth fiscal quarter. Ashland has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.
The impact of this discount rate change compared to the previous method will decrease estimated pension and other postretirement benefits service and interest cost by approximately $33 million for the full year 2016. The decrease during the three and six months ended March 31, 2016 was approximately $8 million and $16 million, respectively, with substantially all of the decrease attributable to interest cost. The impact on service cost is not significant due to the nature of Ashland’s largest U.S. pension plan, which is closed to new entrants and has curtailed other benefits. Of this expected annual decrease and based on plan demographics, approximately $13 million will be reported in cost of sales and approximately $20 million will be reported in selling, general, and administrative expense on a full year basis, or approximately $3 million and $5 million on a quarterly basis, respectively, within the Statements of Consolidated Comprehensive Income in the Unallocated and other segment. Service and interest cost, as well as the other components of net periodic benefit costs, are subject to change for such reasons as an event requiring a remeasurement. Ashland's total projected benefit obligations will not be impacted by these reductions in service and interest costs as the decrease will be substantially offset within the actuarial gain or loss caption when the plans are remeasured during the fiscal year.
FINANCIAL POSITION
Liquidity
Ashland had $1,136 million in cash and cash equivalents as of March 31, 2016, of which $1,117 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted.  Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the six months ended March 31, 2016 and 2015.

	Six months ended
	March 31
(In millions)	2016	2015
Cash provided (used) by:
Operating activities from continuing operations	$250	$96
Investing activities from continuing operations	(124)	(299)
Financing activities from continuing operations	(217)	(532)
Discontinued operations	(19)	287
Effect of currency exchange rate changes on cash and cash equivalents	(11)	(34)
Net decrease in cash and cash equivalents	$(121)	$(482)
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the six months ended March 31, 2016 and 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2016	2015
Cash flows provided (used) by operating activities from continuing operations
Net income	$176	$257
Loss (income) from discontinued operations (net of tax)	2	(121)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	168	170
Debt issuance cost amortization	6	7
Deferred income taxes	1	(13)
Equity income from affiliates	(8)	(7)
Distributions from equity affiliates	9	10
Stock based compensation expense	17	15
Gain on available-for-sale securities	(4)	—
Net loss on divestitures	—	118
Impairment of equity investment	—	14
Pension contributions	(15)	(29)
Losses on pension and other postretirement plan remeasurements	23	9
Change in operating assets and liabilities (a)	(125)	(334)
Total cash flows provided by operating activities from continuing operations	$250	$96

(a)Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash inflows of $250 million in the current period and $96 million in the prior year period.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization), losses and gains on divestitures as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus.
Changes in net working capital accounted for outflows of $98 million for the six months ended March 31, 2016 and 2015, respectively, and were driven by the following:

•	Accounts receivable - The cash inflows of $27 million and $153 million during the current and prior year periods, respectively, were primarily due to decreased sales compared to the prior year period.

•	Inventory - The cash outflow of $9 million and inflow $32 million during the current and prior year periods, respectively, were primarily a result of sales volumes.

•
Trade and other payables - The cash outflows of $116 million and $283 million during the current and prior year periods, respectively, were primarily driven by seasonal declines in trade payables and incentive compensation payouts to employees from the prior year paid during the first quarter of each fiscal year. The prior year period outflow was also due to severance payments relating to the 2014 global restructuring program.

The remaining outflows of $27 million and $236 million in the current and prior year periods, respectively, relate primarily to adjustments to certain accruals and long term assets and liabilities and income taxes received and paid.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating cash flows for the current period included income from continuing operations of $178 million and noncash adjustments of $168 million for depreciation and amortization, $23 million related to the losses on the pension and other postretirement plan remeasurements, and $6 million for debt issuance cost amortization.
Operating cash flows for the prior year period included income from continuing operations of $136 million and noncash adjustments of $170 million for depreciation and amortization, $112 million for the losses on the divestitures of the Elastomers division and on the Valvoline car care product assets, $6 million related to the MAP Transaction receivable decrease, $9 million related to the loss on the pension plan remeasurement, a $14 million impairment related to the Valvoline joint venture equity investment within Venezuela, and $7 million for debt issuance cost amortization.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the six months ended March 31, 2016 and 2015.

	Six months ended
	March 31
(In millions)	2016	2015
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(103)	$(86)
Proceeds from disposal of property, plant and equipment	3	1
Purchase of operations - net of cash acquired	(66)	—
Proceeds from sale of operations or equity investments	12	106
Funds restricted for specific transactions	—	(320)
Reimbursements from restricted investments	23	—
Proceeds from the settlement of derivative instruments	7	—
Purchase of available-for-sale securities	(4)	—
Proceeds from sales of available-for-sale securities	4	—
Total cash flows used by investing activities from continuing operations	$(124)	$(299)
Cash used by investing activities was $124 million and $299 million for the current and prior year periods, respectively.  The significant cash investing activities for the current and prior year periods primarily related to cash outflows from property additions of $103 million and $86 million, respectively. The current period includes a net cash outlay of $66 million for the purchase of operations. This outflow primarily consisted of $60 million related to the acquisition of Oil Can Henry's. The current period also includes reimbursements of $23 million from the restrictive renewable annual trust established as a result of the January 2015 asbestos insurance settlement and proceeds from the settlement of derivative instruments of $7 million.
The prior year period included proceeds, net of estimated working capital adjustments and transactions costs, of $106 million from the sale of the Elastomers division. Funds restricted for specific transactions in the prior year period represent the restriction of the January 2015 asbestos insurance settlement funds into the trust of $335 million, partially offset by the reclassification into cash and cash equivalents of $15 million of assets previously restricted in use for property transactions.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the six months ended March 31, 2016 and 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2016	2015
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	$(36)	$—
Proceeds (repayment) from short-term debt	368	(96)
Repurchase of common stock	(500)	(397)
Cash dividends paid	(48)	(46)
Excess tax benefits related to share-based payments	(1)	7
Total cash flows used by financing activities from continuing operations	$(217)	$(532)
Cash used by financing activities was $217 million for the current period as compared to $532 million for the prior year period. Significant cash financing activities for the current period included a cash outflow of $500 million for the repurchase of common stock and cash inflows of $368 million primarily related to the debt outstanding under the 2015 revolving credit facility and the accounts receivable securitization facility. Additionally, the current period included cash dividends paid of $0.78 per share, for a total of $48 million, and the repayment of long-term debt of $36 million, primarily related to the term loan and the repayment of acquired debt from Oil Can Henry's.
Significant cash financing activities for the prior year period included $397 million for the repurchase of common stock, cash dividends paid of $0.68 per share, for a total of $46 million and repayment of short-term debt of $96 million, partially offset by $7 million for excess tax benefits related to share-based payments.
Cash provided (used) by discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for the six months ended March 31, 2016 and 2015.

	Six months ended
	March 31
(In millions)	2016	2015
Cash provided (used) by discontinued operations
Operating cash flows	$(19)	$277
Investing cash flows	—	10
Total cash provided (used) by discontinued operations	$(19)	$287
Cash flows for discontinued operations for the current period relate to other previously divested businesses, including net payments of asbestos and environmental liabilities. The current period includes the $4 million of cash receipts related to the asbestos settlements with certain insurers during the current period.
Cash flows for discontinued operations for the prior year period is primarily driven by $398 million of cash received, before taxes, related to the January 2015 asbestos insurance settlement, and $30 million of delayed cash proceeds for a foreign entity from the sale of Water Technologies. These inflows were partially offset by $90 million in tax payments and a $20 million payment for the working capital settlement related to the disposition of Water Technologies.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2016	2015
Cash flows provided by operating activities from continuing operations	$250	$96
Adjustments:
Additions to property, plant and equipment	(103)	(86)
Free cash flows	$147	$10
Free cash flows for fiscal year 2016 are estimated at approximately $325 million to $350 million. At March 31, 2016, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,265 million as of March 31, 2016, compared to $1,706 million at September 30, 2015.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $27 million at March 31, 2016 and $34 million at September 30, 2015.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 122% and 154% of current liabilities at March 31, 2016 and September 30, 2015, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of March 31, 2016 and September 30, 2015.

	March 31	September 30
(In millions)	2016	2015
Cash and cash equivalents	$1,136	$1,257

Unused borrowing capacity
Revolving credit facility	$575	$1,013
Accounts receivable securitization facility	$79	$10
Total borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2015 revolving credit facility) was $575 million, due to an outstanding balance of $550 million, as well as a reduction of $75 million for letters of credit outstanding at March 31, 2016.  In total, Ashland’s available liquidity position, which includes cash, the 2015 revolving credit facility and the accounts receivable securitization facility, was $1,790 million at March 31, 2016, compared to $2,280 million at September 30, 2015.
Capital resources
Debt
The following summary reflects Ashland’s debt as of March 31, 2016 and September 30, 2015.

	March 31	September 30
(In millions)	2016	2015
Short-term debt	$694	$326
Long-term debt (including current portion and debt issuance cost discounts) (a)	3,383	3,403
Total debt	$4,077	$3,729

(a)Includes $26 million and $28 million of debt issuance cost discounts as of March 31, 2016 and September 30, 2015, respectively.
The current portion of long-term debt was $55 million at March 31, 2016 and September 30, 2015.  Debt as a percent of capital employed was 60% at March 31, 2016 and 55% at September 30, 2015.  At March 31, 2016, Ashland’s total debt had an outstanding principal balance of $4,251 million, discounts of $148 million, and debt issuance costs of $26 million.  The scheduled aggregate maturities of long-term debt by year (including

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

the current portion and excluding debt issuance costs) are as follows: $28 million remaining in 2016, $69 million in 2017, $810 million in 2018, $143 million in 2019 and $715 million in 2020.
Accounts receivable securitization
During the December 2015 quarter, the Transfer and Administration Agreement was amended to extend the termination date of the accounts receivable securitization facility from December 31, 2015 to March 22, 2017. No other changes to the agreement within the current year amendments are expected to have a significant impact to Ashland's results of operations and financial position.
Debt covenant restrictions
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of March 31, 2016, Ashland is in compliance with all debt agreement covenant restrictions.
The 2015 Senior Credit Agreement defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2015 Senior Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on page 41 and 42. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. The maximum consolidated leverage ratios permitted under the 2015 Senior Credit Agreement are as follows: 3.75 from June 30, 2015 through December 31, 2016 and 3.5 from March 31, 2017 and each fiscal quarter thereafter.
The 2015 Senior Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.
At March 31, 2016, Ashland’s calculation of the consolidated leverage ratio was 3.2, which is below the maximum consolidated leverage ratio permitted under the 2015 Senior Credit Agreement of 3.75. At March 31, 2016, Ashland’s calculation of the consolidated interest coverage ratio was 5.8, which exceeds the minimum required ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.3x effect on the consolidated leverage ratio and a 0.6x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
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
Stockholders' equity
Stockholders’ equity decreased $314 million since September 30, 2015 to $2,723 million at March 31, 2016.  This decrease was primarily due to a decline of $500 million for the stock repurchase agreements and regular cash dividends of $48 million. These decreases were partially offset by net income during the period of $176 million, $21 million related to pension and other postretirement obligations, $19 million related to deferred translation gains, $9 million of an unrealized gain on available-for-sale securities, and $9 million for common shares issued under stock incentive and other plans.
Stock repurchase programs
In April 2015, Ashland's Board of Directors approved a new $1 billion share repurchase authorization that will expire on December 31, 2017 (the 2015 stock repurchase program). This authorization replaced the March 2014 authorization of a $1.35 billion common stock repurchase program (the 2014 stock repurchase program), which was completed during the June 2015 quarter, with delivery of the final shares occurring in July 2015. Under both programs, Ashland’s common shares could be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. The following summarizes the stock repurchases under these authorizations.
In November 2015, under the 2015 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015. In February 2016, Goldman, Sachs & Co. exercised their early termination option under the 2016 ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $99.01 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by Goldman, Sachs, and Co. under the 2016 ASR Agreement was 5.1 million shares. Ashland received the additional 1.2 million shares during the three months ended March 31, 2016 to settle the difference between the initial share delivery and the total number of shares repurchased.
Cash dividends
In May 2015, the Board of Directors of Ashland announced a quarterly cash dividend increase to 39 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in the first and second quarters of fiscal 2016 and the third and fourth quarters of fiscal 2015, and was an increase from the quarterly cash dividend of 34 cents per share paid during the first and second quarters of fiscal 2015.
Capital expenditures
Ashland is currently forecasting approximately $320 million to $340 million of capital expenditures for 2016, funded primarily from operating cash flows.  Capital expenditures were $103 million for the six months ended March 31, 2016 and averaged $259 million during the last three fiscal years.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Contractual obligations and commitments
Ashland expects to incur certain costs as a result of the separation, including those that are contingent upon the completion of the separation. Ashland will recognize these costs when appropriate based on applicable U.S. GAAP requirements.
CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the six months ended March 31, 2016.
OUTLOOK
As Specialty Ingredients enters the third quarter of fiscal 2016, which is typically its strongest quarter of the fiscal year, Ashland expects sales to increase sequentially reflecting these seasonal patterns and recent sales pipeline gains. In addition, sales for Specialty Ingredients are expected to benefit from the receding effects of foreign currency rates compared to the prior year quarter. Third-quarter sales are expected to be in the range of $555 million to $575 million and Adjusted EBITDA is expected to be slightly above the prior year quarter.
Ashland expects sales for Performance Materials for the upcoming third quarter of fiscal 2016 to be in the range of $235 million to $250 million and Adjusted EBITDA margin is expected to be in the range of 12% to 13%.
For the third quarter of fiscal 2016 Ashland expects Valvoline to continue to report strong financial results across the business. Sales are expected to be approximately $500 million to $510 million in what is typically Valvoline’s seasonally strongest quarter. Adjusted EBITDA margin is expected to be in the range of 23% to 24%.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at March 31, 2016 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934,

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting - During the three months ended March 31, 2016, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(a)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of March 31, 2016, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 84 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
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
(c) Lower Passaic River, New Jersey Matters – Ashland, through two formerly owned facilities, and ISP, through a now-closed facility, have been identified as PRPs, along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the EPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOC, in June 2012 the CPG voluntarily entered into another AOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the EPA released the FFS. The CPG submitted the Draft RI/FS Report on April 30, 2015. The EPA has released the FFS Record of Decision for the lower 8 miles and issued a notice letter to all identified PRPs advising that they are first requesting the Occidental PRPs to conduct the remedial design. The release of the FFS Record of Decision did not have a material adverse impact on Ashland’s business and financial operations; however, there are a number of contingencies in the future that could possibly have a material impact including adverse rulings or verdicts, allocation proceedings and related orders.
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
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2016.
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
On September 22, 2015, Ashland announced plans to separate its Valvoline business from its Specialty Ingredients and Performance Materials businesses (the “separation”) in a structure that is expected to be tax free for Ashland shareholders. On April 13, 2016, Ashland announced that it plans to pursue an initial public offering of up to 20 percent of the common stock of Valvoline as a first step in the separation (the “initial separation”). Ashland expects to complete the proposed offering during the fourth quarter of calendar year 2016. Any such offering will be made only by a prospectus filed with the Securities and Exchange Commission, and this filing shall not constitute an offering of Valvoline common stock. Ashland currently expects that it would distribute the remaining common stock of Valvoline to Ashland’s shareholders (the “final separation”) upon the expiration of the lock-up (typically six months after completion of the proposed offering). Each of the initial separation and the final separation is subject to final approval from Ashland’s board of directors. In addition, other unanticipated developments, including changes to the competitive environment for Valvoline’s or new Ashland’s respective businesses, possible delays in obtaining or failure to obtain tax opinions, regulatory or other approvals or clearances to approve or facilitate the separation, uncertainty in financial markets and other challenges in executing the separation as planned, could delay or prevent the initial separation or the final separation, or cause the separation to occur on terms or conditions that are different or less favorable than expected.
Ashland expects that the process of completing the separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than those currently anticipated and may not yield a discernible benefit if the separation is not completed. Also, the time and energy required from Ashland’s senior management and other employees to plan and execute the separation may lead to increased costs, increased expenses, negative effects on relationships with business partners, suppliers, and customers, disruptions in operations and ultimately harm its businesses. Ashland may also experience difficulty attracting, retaining and motivating employees during the pendency of the separation, which could also harm its businesses.
If the separation is completed, there is a further risk that the sum of the value of the two independent, publicly traded companies will be less than the value of Ashland before the separation. There is also a risk that the completed separation will not meet all of the intended financial, strategic, and operational benefits that were the impetus for the decision to separate the company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended March 31, 2016 was as follows:

Issuer Purchases of Equity Securities
Q2 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2016 to January 31, 2016:	—		—		—		$500
Employee Tax Withholdings	12,513	(2)	$101.15	(2)
February 1, 2016 to February 29, 2016:							500
ASR Agreement	1,176,061	(3)	99.01	(3)	1,176,061	(3)
March 1, 2016 to March 31, 2016	—		—		—		500
Total	1,188,574				1,176,061		$500

(1)In April 2015, the Company's Board of Directors authorized a program to repurchase up to $1 billion of the company's stock, with the authorization expiring December 31, 2017. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. After entering into the ASR agreement described below in footnote 3, $500 million remains available for repurchase under this authorization.
(2)Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.
(3)In November 2015, the Company entered into an accelerated share repurchase (ASR) agreement with a financial institution to purchase $500 million of the Company's common stock. In exchange for an up-front payment of $500 million, the financial institution committed to deliver shares during the ASR's purchase period. In February 2016, the financial institution exercised its early termination option and the purchase period was closed. The settlement price, which represents the weighted average price of Ashland’s common stock over the pricing period less a discount, was $99.01 per share. The Company received 1,176,061 shares from the financial institution to settle the difference between the initial share delivery and the total number of shares repurchased. The up-front payment of $500 million was accounted for as a reduction to stockholders' equity in the Company's Condensed Consolidated Balance Sheets.

ITEM 6.  EXHIBITS

(a) Exhibits
10.1*
Tenth Amendment dated as of March 24, 2016 to the Transfer and Administration Agreement dated as of August 31, 2012, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and The Bank of Nova Scotia, as Agent for the Investors.

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

*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2016 and March 31, 2015; (ii) Condensed Consolidated Balance Sheets at March 31, 2016 and September 30, 2015; (iii) Statements of Consolidated Stockholders’ Equity at March 31, 2016; (iv) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2016 and March 31, 2015; and (v) Notes to Condensed Consolidated Financial Statements.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
April 27, 2016	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

(a) Exhibits
10.1*
Tenth Amendment dated as of March 24, 2016 to the Transfer and Administration Agreement dated as of August 31, 2012, among Ashland Inc., CVG Capital III LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and The Bank of Nova Scotia, as Agent for the Investors.

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