Form 10-Q
period 2016-06-30
ASHLAND INC.
filed 2016-08-08
CIK 1305014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At August 2, 2016, there were 62,100,839 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2016	2015	2016	2015
Sales	$1,290	$1,367	$3,700	$4,107
Cost of sales	854	939	2,449	2,845
Gross profit	436	428	1,251	1,262

Selling, general and administrative expense	244	216	726	645
Research and development expense	25	24	75	74
Equity and other income	8	8	23	16
Operating income	175	196	473	559

Net interest and other financing expense	40	54	125	136
Net gain (loss) on divestitures	3	—	3	(118)
Income from continuing operations before income taxes	138	142	351	305
Income tax expense - Note J	41	27	76	55
Income from continuing operations	97	115	275	250
Income (loss) from discontinued operations
(net of tax) - Note D	(26)	(8)	(28)	113
Net income	$71	$107	$247	$363

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$1.57	$1.70	$4.35	$3.66
Income (loss) from discontinued operations	(0.42)	(0.12)	(0.44)	1.65
Net income	$1.15	$1.58	$3.91	$5.31

Diluted earnings per share - Note M
Income from continuing operations	$1.55	$1.68	$4.31	$3.61
Income (loss) from discontinued operations	(0.42)	(0.12)	(0.44)	1.63
Net income	$1.13	$1.56	$3.87	$5.24

DIVIDENDS PAID PER COMMON SHARE	$0.39	$0.39	$1.17	$1.07

COMPREHENSIVE INCOME (LOSS)
Net income	$71	$107	$247	$363
Other comprehensive income (loss), net of tax - Note N
Unrealized translation gain (loss)	(46)	68	(26)	(314)
Pension and postretirement obligation adjustment	—	(2)	21	(13)
Unrealized gain (loss) on available-for-sale securities	4	(3)	13	(3)
Other comprehensive income (loss)	(42)	63	8	(330)
Comprehensive income	$29	$170	$255	$33

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
(In millions - unaudited)	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$1,215	$1,257
Accounts receivable (a)	908	961
Inventories - Note G	677	706
Other assets	111	169
Total current assets	2,911	3,093
Noncurrent assets
Property, plant and equipment
Cost	4,228	4,144
Accumulated depreciation	2,058	1,962
Net property, plant and equipment	2,170	2,182
Goodwill - Note H	2,567	2,486
Intangibles - Note H	1,086	1,142
Restricted investments - Note F	292	285
Asbestos insurance receivable - Note L	197	180
Equity and other unconsolidated investments	62	65
Deferred income taxes	213	212
Other assets	414	409
Total noncurrent assets	7,001	6,961
Total assets	$9,912	$10,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt - Note I	$716	$326
Current portion of long-term debt - Note I	55	55
Trade and other payables	477	573
Accrued expenses and other liabilities	423	488
Total current liabilities	1,671	1,442
Noncurrent liabilities
Long-term debt - Note I	3,316	3,348
Employee benefit obligations - Note K	989	1,076
Asbestos litigation reserve - Note L	696	661
Deferred income taxes	85	85
Other liabilities	421	405
Total noncurrent liabilities	5,507	5,575
Commitments and contingencies - Note L
Stockholders’ equity	2,734	3,037

Total liabilities and stockholders’ equity	$9,912	$10,054

(a)	Accounts receivable includes an allowance for doubtful accounts of $12 million and $11 million at June 30, 2016 and September 30, 2015, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	(a)	Total
BALANCE AT SEPTEMBER 30, 2015	$1	$46	$3,281	$(291)		$3,037
Total comprehensive income			247	8		255
Regular dividends, $1.17 per common share			(72)			(72)
Common shares issued under stock
incentive and other plans (b)		14				14
Repurchase of common shares (c)		(49)	(451)			(500)
BALANCE AT JUNE 30, 2016	$1	$11	$3,005	$(283)		$2,734

(a)
At June 30, 2016 and September 30, 2015, the after-tax accumulated other comprehensive loss of $283 million and $291 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $62 million and $41 million, respectively, net unrealized translation loss of $347 million and $321 million, respectively, and net unrealized gain and loss on available-for-sale securities of $2 million and $11 million, respectively.

(b)	Common shares issued were 334,004 for the nine months ended June 30, 2016.

(c)	Common shares repurchased were 5,049,911 for the nine months ended June 30, 2016. See Note N of the Notes to Condensed Consolidated Financial Statements.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2016	2015
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$247	$363
Loss (income) from discontinued operations (net of tax)	28	(113)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	254	255
Debt issuance cost amortization	9	17
Deferred income taxes	—	(16)
Equity income from affiliates	(12)	(12)
Distributions from equity affiliates	11	18
Stock based compensation expense	23	22
Loss on early retirement of debt	—	8
Gain on available-for-sale securities	(6)	(1)
Net loss (gain) on divestitures	(3)	118
Impairment of equity investment	—	14
Pension contributions	(24)	(592)
Losses on pension and other postretirement plan remeasurements	23	9
Change in operating assets and liabilities (a)	(115)	(249)
Total cash flows provided (used) by operating activities from continuing operations	435	(159)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(181)	(147)
Proceeds from disposal of property, plant and equipment	3	2
Purchase of operations - net of cash acquired	(70)	(5)
Proceeds from sale of operations or equity investments	15	133
Funds restricted for specific transactions	(4)	(320)
Reimbursements from restricted investments	24	—
Proceeds from sales of available-for-sale securities	4	315
Purchase of available-for-sale securities	(4)	(315)
Proceeds from the settlement of derivative instruments	8	17
Payments for the settlement of derivative instruments	(2)	(5)
Total cash flows used by investing activities from continuing operations	(207)	(325)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	—	1,100
Repayment of long-term debt	(50)	(559)
Premium on long-term debt repayment	—	(8)
Proceeds (repayment) from short-term debt	389	(98)
Repurchase of common stock	(500)	(397)
Debt issuance costs	(2)	(9)
Cash dividends paid	(72)	(72)
Excess tax benefits related to share-based payments	1	9
Total cash flows used by financing activities from continuing operations	(234)	(34)
CASH USED BY CONTINUING OPERATIONS	(6)	(518)
Cash provided (used) by discontinued operations
Operating cash flows	(30)	261
Investing cash flows	—	19
Total cash provided (used) by discontinued operations	(30)	280
Effect of currency exchange rate changes on cash and cash equivalents	(6)	(42)
DECREASE IN CASH AND CASH EQUIVALENTS	(42)	(280)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,257	1,393
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,215	$1,113

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Results of operations for the period ended June 30, 2016 are not necessarily indicative of the expected results for the remaining quarter in the fiscal year. Additionally, certain prior period data has been reclassified in the Condensed Consolidated Financial Statements to conform to the current period presentation, including the adoption of new accounting guidance during the current period related to the classification as noncurrent of all deferred tax assets and liabilities in the Condensed Consolidated Balance Sheet.
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
In March 2016, the FASB issued new accounting guidance for certain aspects of share-based payments to employees. This guidance requires all excess tax benefits and tax deficiencies related to share-based payments to be recognized as income tax expense in the income statement instead of additional paid in capital, and changes the classification of excess tax benefits from a financing activity to an operating activity within the statement of cash flows. This guidance also allows entities to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Lastly, this guidance increases the amount an employer can withhold to cover income taxes on awards and still qualify for equity classification and requires that cash paid by an employer when directly withholding shares for tax-

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

withholding purposes be classified as a financing activity within the statement of cash flows. The guidance will become effective for Ashland on October 1, 2017. Early adoption is permitted in any interim or annual period. Ashland is currently evaluating the impact this guidance may have on Ashland's Condensed Consolidated Financial Statements.
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
In November 2015, the FASB issued accounting guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. During the March 2016 quarter, Ashland adopted this new guidance and applied it retrospectively to the September 30, 2015 Condensed Consolidated Balance Sheet. The impact of this new guidance within this statement resulted in the elimination of net current deferred taxes of $149 million with an increase to noncurrent deferred tax assets of $145 million and a decrease to noncurrent deferred tax liabilities of $4 million.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS

Oil Can Henry's
On December 11, 2015, Ashland announced that it signed a definitive agreement to acquire OCH International, Inc. (Oil Can Henry's), which was the 13th largest quick-lube network in the United States, servicing approximately 1 million vehicles annually with 89 quick-lube stores, consisting of 47 company-owned stores and 42 franchise locations, in Oregon, Washington, California, Arizona, Idaho and Colorado. On February 1, 2016, Ashland completed the acquisition.
The acquisition of Oil Can Henry's was valued at $72 million, which included acquired indebtedness of $11 million and other working capital adjustments. Net of acquired indebtedness and certain purchase price adjustments, the net cash outlay was $62 million during the nine months ended June 30, 2016, including $2 million during the June 2016 quarter. The preliminary purchase price allocation primarily included $83 million of goodwill.
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
Ashland has filed a proxy statement/prospectus for a proposal to reorganize under a new public holding company, Ashland Global Holdings Inc. (Ashland Global), to facilitate reincorporation in the state of Delaware and to help facilitate the separation by allowing Ashland to organize and segregate the assets of its businesses in a tax-efficient manner. Upon completion of the reorganization, Ashland Global would replace Ashland as the publicly held corporation and, through its subsidiaries, would conduct all of the operations currently conducted by Ashland. Each outstanding share of Ashland common stock will automatically be converted into one share of Ashland Global common stock and current Ashland shareholders will become shareholders of Ashland Global. The reorganization is expected to be tax-free to shareholders and is subject to shareholder approval.
Valvoline Inc., a wholly owned subsidiary of Ashland, has filed a registration statement with the SEC for an initial public offering (IPO) of up to 20% of its common stock. Subject to market conditions, Ashland plans to complete the IPO during the fall of calendar year 2016. Ashland currently expects that it would distribute the remaining common stock of Valvoline Inc. to Ashland's shareholders upon expiration of a 180-day IPO lock-up period. For the three and nine months ended June 30, 2016, Ashland recognized separation costs of $28 million and $46 million, respectively, which are primarily related to consulting and legal fees and employee retention awards. Separation costs are primarily recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DIVESTITURES (continued)

During July 2016, certain financing related activities were executed for both Ashland and Valvoline in connection with the separation process. See further discussion in Note I.
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
Ashland’s decision to sell the equity investment and the resulting charge recorded in the prior year was reflective of the continued devaluation of the Venezuelan currency (bolivar) based on changes to the Venezuelan currency exchange rate mechanisms. In addition, the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar had restricted the joint venture’s ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations and cash flow limitations, combined with other recent Venezuelan regulations and the impact of declining oil prices on the Venezuelan economy, had significantly restricted Ashland’s ability to conduct normal business operations through the joint venture arrangement. Ashland determined this divestiture did not represent a strategic shift that had or will have a major effect on Ashland's operations and financial results, and thus it did not qualify for discontinued operations treatment.
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
MAP Transaction
As part of the 2005 transfer of Ashland's 38% interest in the Marathon Ashland Petroleum LLC (MAP) joint venture and two other small businesses to Marathon Oil Corporation (Marathon) (the MAP Transaction), Marathon is entitled to the tax deductions for Ashland's future payments of certain contingent liabilities, including asbestos liabilities, related to previously owned businesses of Ashland. Marathon agreed to compensate Ashland for these tax deductions and Ashland established a discounted receivable, which represented the estimated present value of probable recoveries from Marathon for the portion of their future tax deductions. During January 2015, as a result of an asbestos settlement, Ashland recorded a $7 million charge within the net loss on divestitures caption of the Statements of Consolidated Comprehensive Income. See Note L for more information related to this asbestos insurance settlement.
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
On July 31, 2014, Ashland completed the sale of the Ashland Water Technologies (Water Technologies) business to Clayton, Dubilier & Rice. Ashland has made certain post-closing adjustments as defined by the definitive agreement during the three and nine months ended June 30, 2016 and 2015.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2016 and 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DISCONTINUED OPERATIONS (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Income (loss) from discontinued operations (net of tax)
Asbestos-related litigation	$(30)	$(10)	$(30)	$110
Water Technologies	3	2	2	—
Gain on disposal of discontinued operations (net of tax)
Water Technologies	1	—	—	3
Total income (loss) from discontinued operations (net of tax)	$(26)	$(8)	$(28)	$113
NOTE E – RESTRUCTURING ACTIVITIES
Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures or other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure for each business.
Severance costs
During 2014, Ashland announced a global restructuring program to streamline the resources used across the organization. As part of this global restructuring program, Ashland executed a voluntary severance offer (VSO) to certain U.S. employees and an involuntary program for certain employees. Substantially all payments related to the VSO and involuntary programs were paid by the end of fiscal year 2015. As of June 30, 2016 and September 30, 2015, the remaining restructuring reserve for this global restructuring program was $1 million and $7 million, respectively. Additional restructuring reserves of $1 million for other previously announced programs also remained as of June 30, 2016 and September 30, 2015
Facility costs
In prior years, Ashland incurred lease abandonment charges related to its exit from an office facility that was obtained as part of the Hercules acquisition. As of September 30, 2015, the remaining restructuring reserve for all qualifying facility costs totaled $3 million. During the nine months ended June 30, 2016, all remaining lease payments were made, reducing the reserve to zero as of June 30, 2016.
The following table summarizes the related activity in these reserves for the nine months ended June 30, 2016 and 2015.  The severance reserves and facility costs reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

		Facility
(In millions)	Severance	costs	Total
Balance as of September 30, 2015	$8	$3	$11
Utilization (cash paid)	(6)	(3)	(9)
Balance as of June 30, 2016	$2	$—	$2

Balance as of September 30, 2014	$56	$9	$65
Reserve adjustments	(2)	(2)	(4)
Utilization (cash paid)	(41)	(3)	(44)
Balance as of June 30, 2015	$13	$4	$17

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – RESTRUCTURING ACTIVITIES (continued)

Specialty Ingredients Restructuring
During the March 2015 quarter, Specialty Ingredients committed to a restructuring plan within an existing manufacturing facility. As a result, during the three and nine months ended June 30, 2015, restructuring charges of $2 million and $20 million, respectively, were recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income. As of September 30, 2015, the remaining restructuring reserve related to severance for the Specialty Ingredients manufacturing facility totaled $13 million. During the nine months ended June 30, 2016, the severance reserve was reduced by a $5 million reversal of the accrual, as well as reclassifications of certain non-severance related costs, and was fully paid as of June 30, 2016. The severance reserve was included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.
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
The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2016.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,215	$1,215	$1,215	$—	$—
Restricted investments (a)	322	322	322	—	—
Deferred compensation investments (b)	186	186	38	148	—
Investments of captive insurance company (b)	4	4	4	—	—
Foreign currency derivatives	4	4	—	4	—
Total assets at fair value	$1,731	$1,731	$1,579	$152	$—

Liabilities
Foreign currency derivatives	$4	$4	$—	$4	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2015.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,257	$1,257	$1,257	$—	$—
Restricted investments (a)	315	315	315	—	—
Deferred compensation investments (b)	180	180	40	140	—
Investments of captive insurance company (b)	4	4	4	—	—
Foreign currency derivatives	13	13	—	13	—
Total assets at fair value	$1,769	$1,769	$1,616	$153	$—

Liabilities
Foreign currency derivatives	$16	$16	$—	$16	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Restricted investments
On January 13, 2015, Ashland and Hercules, a wholly owned subsidiary of Ashland that was acquired in 2009, entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity Company and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement). During the March 2015

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

quarter, Ashland placed $335 million of the settlement funds from the January 2015 asbestos insurance settlement into a renewable annual trust restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds were classified primarily as noncurrent restricted investment assets, with $30 million classified within other current assets, in the Condensed Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015.
During the June 2015 quarter, Ashland diversified the restricted investments received from the January 2015 asbestos insurance settlement into primarily equity and corporate bond mutual funds that are designated as available-for-sale securities, classified as Level 1 measurements within the fair value hierarchy. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in the stockholders' equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income (AOCI). Investment income and realized gains and losses on the available-for-sale securities are reported in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income. The following table provides a summary of the available-for-sale securities portfolio as of June 30, 2016 and September 30, 2015:

	Demand	Equity	Corporate Bond
(In millions)	Deposit	Mutual Fund	Mutual Fund	Total
As of June 30, 2016
Original cost	$20	$195	$120	$335
Accumulated investment income
and disbursements, net	(3)	—	—	(3)
Adjusted cost (a)	17	195	120	332
Investment income (b)	6	—	—	6
Unrealized gain	—	1	3	4
Purchases (sales)	4	(4)	—	—
Settlement funds	4	—	—	4
Disbursements	(24)	—	—	(24)
Fair value	$7	$192	$123	$322

As of September 30, 2015
Original cost	$20	$195	$120	$335
Investment income (b)	3	—	—	3
Unrealized loss	—	(14)	(3)	(17)
Disbursements	(6)	—	—	(6)
Fair value	$17	$181	$117	$315

(a) The adjusted cost of the demand deposit includes accumulated investment income and disbursements recorded in previous periods.

(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.
The unrealized gains and losses as of June 30, 2016 and September 30, 2015 were recognized within AOCI. Ashland invests in highly-rated investment grade mutual funds. No realized gain or loss was reclassified out of AOCI and no other-than-temporary impairment was recognized in AOCI during the three and nine months ended June 30, 2016.
The following table presents the investment income and disbursements related to the demand deposit for the three and nine months ended June 30, 2016 and 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Investment income	$2	$1	$6	$1
Disbursements	(1)	—	(24)	—
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
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three and nine months ended June 30, 2016 and 2015 within the Statements of Consolidated Comprehensive Income.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Foreign currency derivative gain (loss)	$(3)	$9	$1	$(7)
The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2016 and September 30, 2015 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2016	2015
Foreign currency derivative assets	$3	$5
Notional contract values	225	192

Foreign currency derivative liabilities	$4	$16
Notional contract values	386	673
Net investment hedges
Since 2014, Ashland has entered into foreign currency contracts in order to manage the foreign currency exposure of the net investment in certain foreign operations. These foreign currency contracts were primarily

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – FAIR VALUE MEASUREMENTS (continued)

the result of certain proceeds from the sale of Water Technologies being received in non-U.S. denominated currencies during 2014 and ongoing management of the volatility in foreign currency exchange rates. Ashland designated the foreign currency contracts as hedges of net investments in its foreign subsidiaries. As a result, Ashland records these hedges at fair value using forward rates, with the effective portion of the gain or loss reported as a component of the cumulative translation adjustment within AOCI and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income. During 2016 and 2015, these foreign currency contracts were settled and Ashland entered into new foreign currency contracts designated as hedges of net investments in foreign subsidiaries. These settlements resulted in net gains and losses recorded within the cumulative translation adjustment within AOCI, including a net loss of $1 million and a net gain of $6 million for the three and nine months ended June 30, 2016, respectively, and a net gain of $12 million for the three and nine months ended June 30, 2015.
As of June 30, 2016 and September 30, 2015, the total notional value of foreign currency contracts equaled $95 million and $175 million, respectively. The fair value of Ashland's net investment hedge assets and liabilities are calculated using forward rates. Accordingly, these instruments are deemed to be Level 2 measurements within the fair value hierarchy. Counterparties to these net investment hedges are highly rated financial institutions which Ashland believes carry only a nominal risk of nonperformance. The following table summarizes the fair value of the outstanding net investment hedge instruments as of June 30, 2016 and September 30, 2015.

		June 30	September 30
(In millions)	Consolidated balance sheet caption	2016	2015
Net investment hedge assets	Accounts receivable	$1	$8
Net investment hedge liabilities (a)	Accrued expenses and other liabilities	—	—

(a)	Fair value of $0 denotes a value less than $1 million.
The following table summarizes the change in the unrealized gain (loss) on the net investment hedge instruments recognized within the cumulative translation adjustment within AOCI during the three and nine months ended June 30, 2016 and 2015. No portion of the gain or loss was reclassified to income during the three and nine months ended June 30, 2016 and 2015. There was no hedge ineffectiveness with these instruments during the three and nine months ended June 30, 2016 and 2015.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Change in unrealized gain in AOCI (a)	$—	$2	$—	$2
Tax impact of change in unrealized gain in AOCI (a)	(1)	(1)	—	(1)

(a)	$0 denotes a value less than $1 million.
Other financial instruments
At June 30, 2016 and September 30, 2015, Ashland’s long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $3,396 million and $3,431 million, respectively, compared to a fair value of $3,516 million and $3,484 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – INVENTORIES

Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2016	2015
Finished products	$515	$542
Raw materials, supplies and work in process	187	198
LIFO reserve	(25)	(34)
	$677	$706
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
The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2016.

	Specialty	Performance
(In millions)	Ingredients	Materials	(a)	Valvoline	Total
Balance as of September 30, 2015	$2,004	$313		$169	$2,486
Acquisitions (b)	—	—		86	86
Currency translation adjustment	(10)	5		—	(5)
Balance as of June 30, 2016	$1,994	$318		$255	$2,567

(a)	As of June 30, 2016, goodwill consisted of $171 million for the Intermediates/Solvents reporting unit and $147 million for the Composites reporting unit.

(b)
Relates to $83 million for the acquisition of Oil Can Henry's and $3 million for Valvoline Instant Oil ChangeSM center acquisitions during the nine months ended June 30, 2016. See Note B for more information on the acquisition of Oil Can Henry's.

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
As of September 30, 2015, in-process research and development (IPR&D) and certain intangible assets within trademarks and trade names were classified as indefinite-lived and had a balance of $311 million. During the nine months ended June 30, 2016, Ashland started amortizing the remaining IPR&D assets since the technology was commercialized during this period. As a result, as of June 30, 2016, the indefinite-lived intangible assets consisted only of certain trademarks and trade names of $301 million. Ashland annually reviews indefinite-

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – GOODWILL AND OTHER INTANGIBLES (continued)

lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of June 30, 2016 and September 30, 2015.

	June 30, 2016
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names (a)	$52	$(43)	$9
Intellectual property	821	(300)	521
Customer relationships	423	(168)	255
Total definite-lived intangible assets	1,296	(511)	785

Indefinite-lived intangible assets
Trademarks and trade names	301	—	301
Total intangible assets	$1,597	$(511)	$1,086

(a)	Acquired trade names during the nine months ended June 30, 2016 had gross carrying amounts of $2 million for Oil Can Henry's. See Note B for more information on the acquisition of Oil Can Henry's.

	September 30, 2015
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$48	$(41)	$7
Intellectual property	813	(266)	547
Customer relationships	424	(147)	277
Total definite-lived intangible assets	1,285	(454)	831

Indefinite-lived intangible assets
IPR&D	8	—	8
Trademarks and trade names	303	—	303
Total intangible assets	$1,596	$(454)	$1,142
Amortization expense recognized on intangible assets was $19 million for each of the three months ended June 30, 2016 and 2015, and $57 million and $60 million for the nine months ended June 30, 2016 and 2015, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Estimated amortization expense for future periods is $77 million in 2016 (includes nine months actual and three months estimated), $77 million in 2017, $76 million in 2018, $72 million in 2019 and $71 million in 2020. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2016	2015
4.750% notes, due 2022	$1,121	$1,120
Term Loan, due 2020	1,045	1,086
3.875% notes, due 2018	700	700
Revolving credit facility	500	110
6.875% notes, due 2043	376	376
6.50% junior subordinated notes, due 2029	139	136
Accounts receivable securitization	195	190
Other international loans, interest at a weighted-
average rate of 4.9% at June 30, 2016 (4.8% to 5.0%)	20	25
Medium-term notes, due 2019, interest of 9.4% at June 30, 2016	5	5
Other (a)	(14)	(19)
Total debt	4,087	3,729
Short-term debt	(716)	(326)
Current portion of long-term debt	(55)	(55)
Long-term debt (less current portion and debt issuance cost discounts)	$3,316	$3,348

(a)	Other includes $25 million and $28 million of debt issuance cost discounts as of June 30, 2016 and September 30, 2015, respectively.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $14 million remaining in 2016, $69 million in 2017, $810 million in 2018, $143 million in 2019 and $715 million in 2020.  The borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2015 revolving credit facility) was $625 million, due to an outstanding balance of $500 million, as well as a reduction of $75 million for letters of credit outstanding at June 30, 2016. Ashland's total borrowing capacity at June 30, 2016 was $648 million, which includes $23 million of available capacity from the accounts receivable securitization facility.
Amendment to 2015 Senior Credit Agreement
During July 2016, Ashland amended the 2015 Senior Credit Agreement. The amendment permits the reorganization of Ashland into a subsidiary of Ashland Global and defines the series of events causing the separation of Valvoline for purposes of the 2015 Senior Credit Agreement. Additionally, the amendment provides that once the aggregate principal amount of the Valvoline debt reaches $750 million, Ashland is required to use the net proceeds of such borrowings to repay its existing term loan A loan and/or permanently reduce its existing revolving credit commitments under the 2015 Senior Credit Agreement in an aggregate amount of up to $1 billion. During July 2016, as a result of the repayment of a portion of the outstanding balance of the 2015 revolving credit facility, Ashland’s borrowing capacity was decreased to $1.1 billion.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

Valvoline Debt
Valvoline Credit Agreement
During July 2016, Valvoline Finco One LLC (Valvoline Finco), a Delaware limited liability company and a wholly owned, newly formed finance subsidiary of Valvoline US LLC (Valvoline US), entered into a Credit Agreement (the Valvoline Credit Agreement). The Valvoline Credit Agreement provides for an aggregate principal amount of $1,325 million in senior secured credit facilities (Valvoline Credit Facilities), comprised of (i) a five-year $875 million term loan A facility and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit). The Valvoline Credit Facilities were undrawn as of the signing date. Proceeds of borrowings under the Valvoline Credit Facilities will be used, among other things, (i) to repay existing Ashland debt, (ii) to pay fees and expenses related to the Valvoline Credit Facilities and (iii) for ongoing working capital and general corporate purposes. The Valvoline Credit Facilities may be prepaid at any time without premium.
Effective at the time of the initial funding, the Valvoline Credit Facilities will be guaranteed by Valvoline Inc.’s existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, foreign subsidiaries and certain other subsidiaries), and will be secured by a first-priority security interest in substantially all the personal property assets, and certain real property assets, of Valvoline Inc. and the guarantors, including all or a portion of the equity interests of certain of Valvoline Inc.’s domestic subsidiaries and first-tier foreign subsidiaries and, in certain cases, a portion of the equity interests of other foreign subsidiaries.
At Valvoline Finco's option, the loans issued under the Valvoline Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. Loans will initially bear interest at LIBOR plus 2.375% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.375%, in the alternative, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between LIBOR plus 1.500% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.500% per annum and the alternate base rate plus 1.500% annum), based upon Valvoline Finco’s corporate credit ratings or the consolidated first lien net leverage ratio (as defined in the Valvoline Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time.
Valvoline senior notes
During July 2016, Valvoline Finco Two LLC (Valvoline Finco Two), a Delaware limited liability company and a wholly owned, newly formed subsidiary of Valvoline US, completed its issuance of 5.500% senior unsecured notes due 2024 (2024 notes) with an aggregate principal amount of $375 million. The 2024 notes are unsecured obligations of Valvoline Finco Two. Following the transfer by Ashland to Valvoline Inc. of substantially all of the Valvoline business, as well as other assets and liabilities, Valvoline Finco Two plans to merge with and into Valvoline Inc., and Valvoline Inc. expects to assume all of Valvoline Finco Two’s obligations under the 2024 notes (Assumption). The 2024 notes are initially guaranteed on an unsubordinated unsecured basis by Ashland (Ashland Guarantee). The Ashland Guarantee will automatically be released upon the Assumption.
During July 2016, Valvoline Finco Two transferred the net proceeds of the offering of $370 million (after deducting initial purchasers’ discounts and other fees and expenses) to Ashland. Ashland repaid $110 million of the outstanding balance under Ashland’s 2015 revolving credit facility and $260 million of the Ashland term loan facility.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – DEBT (continued)

Covenant restrictions
Ashland and Valvoline's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of June 30, 2016, Ashland is in compliance with all debt agreement covenant restrictions under the 2015 Senior Credit Agreement.
Financial covenants
The maximum consolidated leverage ratios permitted under Ashland's most recent credit agreement (the 2015 Senior Credit Agreement) are as follows: 3.75 from June 30, 2015 through December 31, 2016 and 3.5 from March 31, 2017 and each fiscal quarter thereafter.  At June 30, 2016, Ashland’s calculation of the consolidated leverage ratio was 3.0, which is below the maximum consolidated leverage ratio of 3.75.
The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.  At June 30, 2016, Ashland’s calculation of the interest coverage ratio was 6.0, which exceeds the minimum required consolidated ratio of 3.0.
NOTE J – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2016 is 26%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results.  The overall effective tax rate was 30% and 22% for the three and nine months ended June 30, 2016, respectively. The current quarter and period tax rate was impacted by net unfavorable and favorable tax discrete items of $1 million and $12 million, respectively. The favorable items primarily relate to the law change from the reinstatement of the research and development credit, a favorable tax liquidation resolution and the reversal of unrecognized tax benefits due to lapse of the statute of limitations.
Prior fiscal year
Ashland’s annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2015 was 25%. The overall effective tax rate was 19% and 18% for the three and nine months ended June 30, 2015, respectively. The prior year quarter and period tax rate was impacted by net favorable tax discrete items of $7 million and $10 million, respectively, primarily related to recording return to provision adjustments for foreign and domestic entities. These favorable tax discrete adjustments were partially offset by an accrual for an unrecognized tax benefit. The prior year period tax rate was also impacted by the release of a valuation reserve on certain deferred taxes.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2016.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (continued)

(In millions)
Balance at October 1, 2015	$144
Increases related to positions taken on items from prior years	4
Decreases related to positions taken on items from prior years	(4)
Increases related to positions taken in the current year	12
Lapse of the statute of limitations	(2)
Settlement of uncertain tax positions with tax authorities	(3)
Balance at June 30, 2016	$151
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
On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland and Valvoline. The separation is expected to be tax free for Ashland shareholders; however, there could be material one-time tax costs incurred by Ashland associated with internal restructuring steps that will be recorded in subsequent quarters as plans are finalized.
Other matters
During the March 2015 quarter, Ashland received funds as a result of a tax indemnity settlement. As a result, Ashland recognized $16 million of income during the nine months ended June 30, 2015 within selling, general and administrative expenses in the Statements of Consolidated Comprehensive Income.
NOTE K – EMPLOYEE BENEFIT PLANS
For the nine months ended June 30, 2016, Ashland contributed $15 million to its non-qualified U.S. pension plans and $9 million to its non-U.S. pension plans. No contributions were made to Ashland's qualified U.S. pension plans during the nine months ended June 30, 2016. Ashland expects to make additional contributions to the non-qualified U.S. plans of approximately $7 million and to the non-U.S. plans of approximately $6 million during the remainder of 2016.
Plan Amendments and Remeasurements
During March 2016, Ashland announced plans to amend the majority of its U.S. pension plans, with the exception of certain union plans, to freeze the accrual of pension benefits for participants. The plan changes will be effective September 30, 2016. Additionally, Ashland announced that it will reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. The net effect of these plan changes resulted in a curtailment of benefits requiring a remeasurement of the benefit obligation and plan assets. Ashland recognized a loss of $23 million within the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2016 as a result of the plan remeasurements. The following details the components of the remeasurement impact:

•	As a result of the remeasurement of the affected U.S. pension plans, Ashland recognized a curtailment gain of $65 million and actuarial loss of $123 million during the nine months ended June 30, 2016.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EMPLOYEE BENEFIT PLANS (continued)

•
As a result of the remeasurement of other postretirement benefit plans, Ashland recognized a curtailment gain of $39 million and actuarial loss of $7 million during the nine months ended June 30, 2016. This remeasurement reduced the benefit obligations by $86 million, which will be amortized to income in future periods.

•
Ashland was also required to remeasure a non-U.S. pension plan during the March 2016 quarter and as a result recognized a curtailment gain of $6 million and actuarial loss of $3 million during the nine months ended June 30, 2016.

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
2015 Pension plan settlement program
During the June 2015 quarter, Ashland informed approximately 20,000 former employees, who were included in the approximately 53,000 participants within the primary U.S. pension plans, that Ashland was offering these participants the option of receiving a lump sum payment on their vested retirement benefit or a reduced annuity now, in lieu of receiving monthly annuity payments deferred until retirement eligibility or when the participant may choose to initiate payment. Ashland also made a voluntary contribution during the June 2015 quarter of $500 million to the U.S. pension plans impacted by the pension plan settlement program. Settlement payments were made from pension plan assets and the resulting adjustment was recorded to income during September 2015.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EMPLOYEE BENEFIT PLANS (continued)

Components of net periodic benefit costs (income)
The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2016	2015	2016	2015
Three months ended June 30
Service cost (a)	$7	$7	$—	$—
Interest cost	27	43	1	2
Expected return on plan assets	(46)	(53)	—	—
Amortization of prior service credit (a)	—	(1)	(3)	(4)
	$(12)	$(4)	$(2)	$(2)

Nine months ended June 30
Service cost	$20	$20	$1	$1
Interest cost	89	131	3	6
Expected return on plan assets	(141)	(162)	—	—
Amortization of prior service credit	(1)	(2)	(11)	(13)
Curtailment	(71)	(7)	(39)	—
Actuarial loss	126	11	7	—
	$22	$(9)	$(39)	$(6)

(a)	Activity of $0 denote values less than $1 million.
Change in Applying Discount Rate to Measure Benefit Costs
During the December 2015 quarter, Ashland changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits. This change compared to the previous method resulted in a decrease in the service and interest cost components for pension and other postretirement benefit costs during the quarter. Historically, Ashland estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Ashland has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Ashland has made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of Ashland's total benefit obligations or annual net periodic benefit costs as the change in the service and interest costs will be offset in the actuarial gain or loss reported, which typically occurs during the fourth fiscal quarter. Ashland has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.
The impact of this discount rate change compared to the previous method will decrease estimated pension and other postretirement benefits service and interest cost by approximately $33 million for the full year 2016. The decrease during the three and nine months ended June 30, 2016 was approximately $8 million and $24 million, respectively, with substantially all of the decrease attributable to interest cost. The impact on service cost is not significant due to the nature of Ashland’s largest U.S. pension plan, which is closed to new entrants and has curtailed other benefits. Of this expected annual decrease and based on plan demographics, approximately $13 million will be reported in cost of sales and approximately $20 million will be reported in selling, general, and administrative expense on a full year basis, or approximately $3 million and $5 million

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – EMPLOYEE BENEFIT PLANS (continued)

on a quarterly basis, respectively, within the Statements of Consolidated Comprehensive Income in the Unallocated and other segment. Service and interest cost, as well as the other components of net periodic benefit costs, are subject to change for such reasons as an event requiring a remeasurement. Ashland's total projected benefit obligations will not be impacted by these reductions in service and interest costs as the decrease will be substantially offset within the actuarial gain or loss caption when the plans are remeasured during the fiscal year.
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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2016	2015	2015	2014	2013
Open claims - beginning of period	60	65	65	65	66
New claims filed	2	2	2	2	2
Claims settled	—	—	—	(1)	(1)
Claims dismissed	(4)	(2)	(7)	(1)	(2)
Open claims - end of period	58	65	60	65	65
Ashland asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2016 quarter, it was determined that the liability for Ashland asbestos-related claims should be increased by

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

$37 million.  Total reserves for asbestos claims were $419 million at June 30, 2016 compared to $409 million at September 30, 2015.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2016	2015	2015	2014	2013
Asbestos reserve - beginning of period	$409	$438	$438	$463	$522
Reserve adjustment	37	—	—	4	(28)
Amounts paid	(27)	(22)	(29)	(29)	(31)
Asbestos reserve - end of period	$419	$416	$409	$438	$463
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
At June 30, 2016, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $152 million, of which $6 million relates to costs previously paid.  Receivables from insurers amounted to $150 million at September 30, 2015.  During the June 2016 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $16 million increase in the receivable for probable insurance recoveries.
During the March 2016 quarter, Ashland entered into settlement agreements totaling $4 million with certain insurers, which resulted in a reduction of the Ashland insurance receivable within the Condensed Consolidated Balance Sheets by the same amount. During the June 2016 quarter, Ashland placed $4 million of the settlement funds into the renewable annual trust.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2016	2015	2015	2014	2013
Insurance receivable - beginning of period	$150	$402	$402	$408	$423
Receivable adjustment	16	(3)	(3)	22	(3)
Insurance settlement	(4)	(227)	(227)	—	—
Amounts collected	(10)	(20)	(22)	(28)	(12)
Insurance receivable - end of period	$152	$152	$150	$402	$408
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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2016	2015	2015	2014	2013
Open claims - beginning of period	20	21	21	21	21
New claims filed	1	1	1	1	1
Claims dismissed	(5)	(1)	(2)	(1)	(1)
Open claims - end of period	16	21	20	21	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

2016 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $25 million.  Total reserves for asbestos claims were $326 million at June 30, 2016 compared to $311 million at September 30, 2015.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2016	2015	2015	2014	2013
Asbestos reserve - beginning of period	$311	$329	$329	$342	$320
Reserve adjustment	25	4	4	10	46
Amounts paid	(10)	(14)	(22)	(23)	(24)
Asbestos reserve - end of period	$326	$319	$311	$329	$342
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
As of June 30, 2016 and September 30, 2015, the receivables from insurers amounted to $63 million and $56 million, respectively. During the June 2016 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $7 million increase in the receivable for probable insurance recoveries.
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
A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2016	2015	2015	2014	2013
Insurance receivable - beginning of period	$56	$77	$77	$75	$56
Receivable adjustment	7	1	1	3	19
Insurance settlement	—	(22)	(22)	—	—
Amounts collected	—	—	—	(1)	—
Insurance receivable - end of period	$63	$56	$56	$77	$75
Asbestos litigation cost projection
Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $670 million for the Ashland asbestos-related litigation (current reserve of $419 million) and approximately $490 million for the Hercules asbestos-related litigation (current reserve of $326 million), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinements or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2016, such locations included 83 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 131 current and former operating facilities (including certain operating facilities conveyed to MAP in 2005) and about 1,225 service station properties, of which 63 are being actively remediated.
Ashland’s reserves for environmental remediation and related environmental litigation amounted to $186 million at June 30, 2016 and September 30, 2015, of which $140 million at June 30, 2016 and $139 million at September 30, 2015 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental remediation reserves during the nine months ended June 30, 2016 and 2015.

	Nine months ended
	June 30
(In millions)	2016	2015
Reserve - beginning of period	$186	$197
Disbursements	(32)	(35)
Revised obligation estimates and accretion	32	26
Reserve - end of period	$186	$188
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At June 30, 2016 and September 30, 2015, Ashland’s recorded receivable for these probable insurance recoveries was $23 million, of which $16 million at June 30, 2016 and September 30, 2015 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three and nine months ended June 30, 2016 and 2015.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Environmental expense	$17	$8	$30	$22
Accretion	1	3	2	4
Legal expense	1	1	6	4
Total expense	19	12	38	30

Insurance receivable (a)	(2)	—	(3)	(1)
Total expense, net of receivable activity (b)	$17	$12	$35	$29

(a)	Activity of $0 denotes value less than $1 million.

(b)
Net expense of $1 million and $2 million for the three and nine months ended June 30, 2016, respectively, and $1 million and $3 million for the three and nine months ended June 30, 2015, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland.  These amounts are classified within the income (loss) from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $375 million.  No individual remediation location is significant, as the largest reserve for any site is less than 15% of the remediation reserve.
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2016 and September 30, 2015.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2016.
NOTE M – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations.  Stock appreciation rights (SARs) and warrants available to purchase shares outstanding for each

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EARNINGS PER SHARE (continued)

reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 1.2 million and 0.6 million at June 30, 2016 and 2015, respectively.  Earnings per share is reported under the treasury stock method.

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2016	2015	2016	2015
Numerator
Numerator for basic and diluted EPS – Income
from continuing operations	$97	$115	$275	$250
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	62	68	63	68
Share-based awards convertible to common shares	1	—	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	63	68	64	69

EPS from continuing operations
Basic	$1.57	$1.70	$4.35	$3.66
Diluted	1.55	1.68	4.31	3.61
NOTE N – STOCKHOLDERS' EQUITY ITEMS
Stock repurchase programs
In April 2015, Ashland's Board of Directors approved a $1 billion share repurchase authorization that will expire on December 31, 2017 (the 2015 stock repurchase program). This authorization replaced the March 2014 authorization of a $1.35 billion common stock repurchase program (the 2014 stock repurchase program), which was completed during the June 2015 quarter, with delivery of the final shares occurring in July 2015. Under both programs, Ashland’s common shares could be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. The following summarizes the stock repurchases under these authorizations.
2015 stock repurchase program agreement
In November 2015, under the 2015 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015. In February 2016, Goldman, Sachs & Co. exercised their early termination option under the 2016 ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $99.01 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by Goldman, Sachs & Co. under the 2016 ASR Agreement was 5.1 million shares. Ashland received the additional 1.2 million shares during the March 2016 quarter to settle the difference between the initial share delivery and the total number of shares repurchased.

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

Stockholder dividends
In May 2015, the Board of Directors of Ashland announced a quarterly cash dividend increase to 39 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in the first, second and third quarters of fiscal 2016 and the third and fourth quarters of fiscal 2015, and was an increase from the quarterly cash dividend of 34 cents per share paid during the first and second quarters of fiscal 2015.
Accumulated other comprehensive income (loss)
Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCKHOLDERS' EQUITY ITEMS (continued)

	2016			2015
		Tax
	Before	(expense)	Net of	Before	Tax	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(45)	$(1)	$(46)	$67	$1	$68
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(3)	3	—	(5)	3	(2)
Unrealized gain (loss) on available-for-sale
securities	7	(3)	4	(5)	2	(3)
Total other comprehensive income (loss)	$(41)	$(1)	$(42)	$57	$6	$63

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation loss	$(27)	$1	$(26)	$(315)	$1	$(314)
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service credit	86	(31)	55	—	—	—
Amortization of unrecognized prior service
credits included in net income (a)	(52)	18	(34)	(18)	5	(13)
Unrealized gain (loss) on available-for-sale
securities	21	(8)	13	(5)	2	(3)
Total other comprehensive income (loss)	$28	$(20)	$8	$(338)	$8	$(330)

(a)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs (income) for pension and other postretirement plans. For specific financial statement captions impacted by the amortization see the table below.

As discussed in the table above, certain pension and postretirement costs (income) are amortized from accumulated other comprehensive income and recognized in net income. The captions on the Statements of Consolidated Comprehensive Income impacted by the amortization of unrecognized prior service credits for pension and other postretirement plans are disclosed within. During the nine months ended June 30, 2016, the amortization of unrecognized prior service credits includes the impact of the pension and other postretirement plan remeasurements of $40 million. See Note K for more information.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Cost of sales	$(1)	$(2)	$(21)	$(5)
Selling, general and administrative expense	(2)	(3)	(31)	(10)
Discontinued operations	—	—	—	(3)
Total amortization of unrecognized prior service credits	$(3)	$(5)	$(52)	$(18)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled SARs, performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Stock-based compensation expense was $7 million for each of the three months ended June 30, 2016 and 2015. For the nine months ended June 30, 2016 and 2015, stock-based compensation expense was $25 million and $30 million, respectively. Cash-settled stock awards of $2 million and $1 million during the nine months ended June 30, 2016 and 2015, respectively, were included within stock-based compensation expense. In addition, a $7 million award modification within performance shares was designated as a cash item during the nine months ended June 30, 2015.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant. No SARS were granted for the three months ended June 30, 2016 and 2015. SARs granted for the nine months ended June 30, 2016 and 2015 were 0.4 million and 0.3 million, respectively. As of June 30, 2016, there was $10 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.0 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  During 2016, these awards were granted as stock units that will convert to shares upon vesting, while the grants in prior years were made in shares. These awards are subject to forfeiture upon termination of service before the vesting period ends.  Only nonvested stock awards granted in the form of shares entitle employees or directors to vote the shares.  Dividends on nonvested stock awards granted are in the form of additional units or shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Nonvested stock awards granted were 7,000 and 1,800 for the three months ended June 30, 2016 and 2015, respectively. Nonvested stock awards granted were 99,850 and 169,400 for the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $14 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.5 years.
Performance shares
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets.  Awards are granted annually, with each award covering a three-year vesting period.  Each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.  Nonvested performance shares/units

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK INCENTIVE PLANS (continued)

do not entitle employees to vote the shares or to receive any dividends thereon. No performance shares/units were granted for the three months ended June 30, 2016 and 2015. Performance shares/units granted for the nine months ended June 30, 2016 and 2015 were 0.1 million. As of June 30, 2016, there was $10 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 1.8 years.
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
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and automotive chemicals. In 2015, Valvoline Instant Oil ChangeSM was the #2 quick-lube chain by store count and Valvoline was the #3 passenger car motor oil brand by volume in the United States Do-It-Yourself market. Valvoline products are sold to consumers through 1,055 franchised and company-owned Valvoline Instant Oil ChangeSM centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; SynPower™ synthetic motor oil; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – REPORTABLE SEGMENT INFORMATION (continued)

to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors. During February 2016, Ashland completed the acquisition of Oil Can Henry's resulting in the addition of 89 quick-lube stores. See Note B for information on the acquisition of Oil Can Henry's. During the June 2015 quarter, Ashland sold its Valvoline car care product assets, including Car BriteTM and Eagle OneTM automotive appearance products, and sold its joint venture equity investment in Venezuela. See Note C for information on the divestiture of this investment and the car care product assets.
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
The following table presents various financial information for each reportable segment for the three and nine months ended June 30, 2016 and 2015.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2016	2015	2016	2015
SALES
Specialty Ingredients	$552	$579	$1,557	$1,722
Performance Materials	238	278	708	902
Valvoline	500	510	1,435	1,483
	$1,290	$1,367	$3,700	$4,107
OPERATING INCOME (LOSS)
Specialty Ingredients	$66	$75	$169	$200
Performance Materials	16	13	59	68
Valvoline	109	107	306	273
Unallocated and other	(16)	1	(61)	18
	$175	$196	$473	$559

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. These forward-looking statements include statements relating to status of the separation process, the plan to pursue an IPO of up to 20 percent of the common stock of Valvoline and the expected completion of the separation through the subsequent distribution of Valvoline common stock, the anticipated timing of completion of the planned IPO and subsequent distribution of the remaining Valvoline common stock, the plan to reorganize under a new public holding company to be called Ashland Global Holdings Inc. and Ashland’s and Valvoline’s ability to pursue their long-term strategies. In addition, Ashland may from time to time make forward-looking statements in its annual report, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, including the proposed separation of its specialty chemicals and Valvoline businesses, the proposed IPO of its Valvoline business, the expected timetable for completing the IPO and the separation, the proposal to reorganize under a new holding company, the future financial and operating performance of each company, strategic and competitive advantages of each company, the leadership of each company, and future opportunities for each company, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the possibility that the proposed IPO, new holding company reorganization or separation will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors or the failure to obtain shareholder approval of the new holding company reorganization; the potential for disruption to Ashland’s business in connection with the proposed IPO, new holding company reorganization or separation; the potential that the new Ashland and Valvoline do not realize all of the expected benefits of the proposed IPO, new holding company reorganization or separation or obtain the expected credit ratings following the proposed IPO, new holding company reorganization or separation; Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters). Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are described in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K and its Form 10-Q for the quarterly period ended March 31, 2016 (including Item 1A Risk Factors) filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q. This Form 10-Q does constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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
Ashland’s sales generated outside of North America were 47% for the nine months ended June 30, 2016 and 2015.  Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2016	2015	2016	2015
North America (a)	53%	52%	53%	53%
Europe	24%	24%	24%	24%
Asia Pacific	16%	17%	16%	16%
Latin America & other	7%	7%	7%	7%
	100%	100%	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Reportable segments
Ashland’s reporting structure is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline.  For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 52.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Reportable Segment	2016	2015	2016	2015
Specialty Ingredients	43%	43%	42%	42%
Performance Materials	18%	20%	19%	22%
Valvoline	39%	37%	39%	36%
	100%	100%	100%	100%

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
Ashland has filed a proxy statement/prospectus for a proposal to reorganize under a new public holding company, Ashland Global Holdings Inc. (Ashland Global), to facilitate reincorporation in the state of Delaware and to help facilitate the separation by allowing Ashland to organize and segregate the assets of its businesses in a tax-efficient manner. Upon completion of the reorganization, Ashland Global would replace Ashland as the publicly held corporation and, through its subsidiaries, would conduct all of the operations currently conducted by Ashland. Each outstanding share of Ashland common stock will automatically be converted into one share of Ashland Global common stock and current Ashland shareholders will become shareholders of Ashland Global. The reorganization is expected to be tax-free to shareholders and is subject to shareholder approval.
Valvoline Inc., a wholly owned subsidiary of Ashland, has filed a registration statement with the SEC for an initial public offering (IPO) of up to 20% of its common stock. Subject to market conditions, Ashland plans to complete the IPO during the fall of calendar year 2016. Ashland currently expects that it would distribute the remaining common stock of Valvoline Inc. to Ashland's shareholders upon expiration of a 180-day IPO lock-up period. For the three and nine months ended June 30, 2016, Ashland recognized separation costs of $28 million and $46 million, respectively, which are primarily related to consulting and legal fees and employee retention awards. Separation costs are primarily recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
Financing Activities
Amendment to Ashland 2015 Senior Credit Agreement
During July 2016, Ashland amended the 2015 Senior Credit Agreement. The amendment permits the reorganization of Ashland into a subsidiary of Ashland Global and defines the series of events causing the separation of Valvoline for purposes of the 2015 Senior Credit Agreement. Additionally, the amendment provides that once the aggregate principal amount of the Valvoline debt reaches $750 million, Ashland is required to use the net proceeds of such borrowings to repay its existing term loan A loan and/or permanently reduce its existing revolving credit commitments under the 2015 Senior Credit Agreement in an aggregate amount of up to $1 billion. During July 2016, as a result of the repayment of a portion of the outstanding balance of the 2015 revolving credit facility, Ashland’s borrowing capacity was decreased to $1.1 billion.
Valvoline Credit Agreement
During July 2016, Valvoline Finco One LLC (Valvoline Finco), a Delaware limited liability company and a wholly owned, newly formed finance subsidiary of Valvoline US LLC (Valvoline US), entered into a Credit Agreement (the Valvoline Credit Agreement). The Valvoline Credit Agreement provides for an aggregate principal amount of $1,325 million in senior secured credit facilities (Valvoline Credit Facilities), comprised of (i) a five-year $875 million term loan A facility and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit). The Valvoline Credit Facilities were undrawn as of the

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

signing date. Proceeds of borrowings under the Valvoline Credit Facilities will be used, among other things, (i) to repay existing Ashland debt, (ii) to pay fees and expenses related to the Valvoline Credit Facilities and (iii) for ongoing working capital and general corporate purposes. The Valvoline Credit Facilities may be prepaid at any time without premium.
Effective at the time of the initial funding, the Valvoline Credit Facilities will be guaranteed by Valvoline Inc.’s existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, foreign subsidiaries and certain other subsidiaries), and will be secured by a first-priority security interest in substantially all the personal property assets, and certain real property assets, of Valvoline Inc. and the guarantors, including all or a portion of the equity interests of certain of Valvoline Inc.’s domestic subsidiaries and first-tier foreign subsidiaries and, in certain cases, a portion of the equity interests of other foreign subsidiaries.
At Valvoline Finco's option, the loans issued under the Valvoline Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. Loans will initially bear interest at LIBOR plus 2.375% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.375%, in the alternative, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between LIBOR plus 1.500% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.500% per annum and the alternate base rate plus 1.500% annum), based upon Valvoline Finco’s corporate credit ratings or the consolidated first lien net leverage ratio (as defined in the Valvoline Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time.
Valvoline senior notes
During July 2016, Valvoline Finco Two LLC (Valvoline Finco Two), a Delaware limited liability company and a wholly owned, newly formed subsidiary of Valvoline US, completed its issuance of 5.500% senior unsecured notes due 2024 (2024 notes) with an aggregate principal amount of $375 million. The 2024 notes are unsecured obligations of Valvoline Finco Two. Following the transfer by Ashland to Valvoline Inc. of substantially all of the Valvoline business, as well as other assets and liabilities, Valvoline Finco Two plans to merge with and into Valvoline Inc., and Valvoline Inc. expects to assume all of Valvoline Finco Two’s obligations under the 2024 notes (Assumption). The 2024 notes are initially guaranteed on an unsubordinated unsecured basis by Ashland (Ashland Guarantee). The Ashland Guarantee will automatically be released upon the Assumption.
During July 2016, Valvoline Finco Two transferred the net proceeds of the offering of $370 million (after deducting initial purchasers’ discounts and other fees and expenses) to Ashland. Ashland repaid $110 million of the outstanding balance under Ashland’s 2015 revolving credit facility and $260 million of the Ashland term loan facility.
Valvoline Credit ratings
In connection with the Valvoline financing activities discussed above, Valvoline Inc. was assigned a preliminary rating by Standard & Poor’s of BB-, while Moody’s Investor Services rated Valvoline Finco Two as Ba2. Standard & Poor's outlook was positive, while Moody's Investor Services' outlook was stable.  Subsequent changes to these ratings are possible as a result of the IPO and may have an effect on Valvoline’s borrowing rate or ability to access capital markets in the future.
Stock Repurchase Programs
In April 2015, Ashland's Board of Directors approved a $1 billion share repurchase authorization, which expires on December 31, 2017, and replaced the March 2014 repurchase program. In November 2015, under this new share repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015.
In February 2016, Goldman, Sachs & Co. exercised their early termination option under the 2016 ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $99.01 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by Goldman, Sachs & Co. under the 2016 ASR Agreement was 5.1 million shares. Ashland received the additional 1.2 million shares during the three months ended March 31, 2016 to settle the difference between the initial share delivery and the total number of shares repurchased.
Pension and Other Postretirement Benefit Plans Amendments and Remeasurements
During March 2016, Ashland announced plans to amend the majority of its U.S. pension plans, with the exception of certain union plans, to freeze the accrual of pension benefits for participants. The plan changes will be effective September 30, 2016. Additionally, Ashland announced that it will reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. The net effect of these plan changes resulted in a curtailment of benefits requiring a remeasurement of the benefit obligation and plan assets. Ashland recognized a loss of $23 million within the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2016 as a result of the plan remeasurements. The following details the components of the remeasurement impact:

•	As a result of the remeasurement of the affected U.S. pension plans, Ashland recognized a curtailment gain of $65 million and actuarial loss of $123 million during the nine months ended June 30, 2016.

•
As a result of the remeasurement of other postretirement benefit plans, Ashland recognized a curtailment gain of $39 million and actuarial loss of $7 million during the nine months ended June 30, 2016. This remeasurement reduced the benefit obligations by $86 million, which will be amortized to income in future periods.

•
Ashland was also required to remeasure a non-U.S. pension plan during the March 2016 quarter and as a result recognized a curtailment gain of $6 million and actuarial loss of $3 million during the nine months ended June 30, 2016.

Oil Can Henry's Acquisition
On December 11, 2015, Ashland announced that it signed a definitive agreement to acquire OCH International, Inc. (Oil Can Henry's), which was the 13th largest quick-lube network in the United States, servicing approximately 1 million vehicles annually with 89 quick-lube stores, consisting of 47 company-owned stores and 42 franchise locations, in Oregon, Washington, California, Arizona, Idaho and Colorado. On February 1, 2016, Ashland completed the acquisition.
The acquisition of Oil Can Henry's was valued at $72 million, which included acquired indebtedness of $11 million and other working capital adjustments. Net of acquired indebtedness and certain purchase price adjustments, the net cash outlay was $62 million during the nine months ended June 30, 2016, including $2 million during the June 2016 quarter. The preliminary purchase price allocation primarily included $83 million of goodwill.
RESULTS OF OPERATIONS – CONSOLIDATED REVIEW
Use of non-GAAP measures
Ashland has included within this document the following non-GAAP measures, on both a consolidated and reportable segment basis, which are not defined within U.S. GAAP and do not purport to be alternatives to net income or cash flows from operating activities as a measure of operating performance or cash flows:

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	EBITDA - net income, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization.

•
Adjusted EBITDA - EBITDA adjusted for discontinued operations, net gain (loss) on acquisitions and divestitures, other income and (expense) and key items (including the remeasurement gains and losses related to pension and other postretirement plans).

•	Adjusted EBITDA margin - Adjusted EBITDA, which can include pro forma adjustments, divided by sales.

•	Free cash flow - operating cash flows less capital expenditures and certain other adjustments as applicable.
Management believes the use of EBITDA and Adjusted EBITDA measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. Ashland believes that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are highly variable from year to year, EBITDA and Adjusted EBITDA provide Ashland’s investors with performance measures that reflect the impact to operations from trends in changes in sales, margin and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments Ashland makes to derive the non-GAAP measures of EBITDA and Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which Ashland does not consider to be the fundamental attributes or primary drivers of its business. EBITDA and Adjusted EBITDA provide disclosure on the same basis as that used by Ashland’s management to evaluate financial performance on a consolidated and reportable segment basis and provide consistency in our financial reporting, facilitate internal and external comparisons of Ashland’s historical operating performance and its business units and provide continuity to investors for comparability purposes.
The free cash flow metric enables Ashland to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow provided by operating activities, free cash flow includes the impact of capital expenditures from continuing operations, providing a more complete picture of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustment for certain non-discretionary cash flows such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.
These non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by U.S. GAAP. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with U.S. GAAP. The non-GAAP measures provided are used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies. EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and reportable segment basis. Adjusted EBITDA generally includes adjustments for items that impact comparability between periods. In addition, certain financial covenants related to Ashland’s 2015 Senior Credit Agreement are based on similar non-GAAP measures and are defined further in the sections that reference this metric.
In accordance with U.S. GAAP, Ashland recognizes actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, for example, the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets yet excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Ashland’s operating performance (see the Adjusted EBITDA reconciliation table on page 45 and 46 for additional details on exact amounts included within this non-GAAP measure related to pension and other postretirement plans.) Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business. For further information on the actuarial assumptions and plan assets referenced above, see the MD&A - Critical Accounting Policies - Employee benefit obligations and Note M of the Notes to Consolidated Financial Statements within the 2015 Form 10-K.
Consolidated review
Net income
Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Current Quarter - Key financial results for the three months ended June 30, 2016 and 2015 included the following:

•	Ashland’s net income amounted to $71 million and $107 million for the three months ended June 30, 2016 and 2015, respectively, or $1.13 and $1.56 diluted earnings per share, respectively.

•	Discontinued operations, which are reported net of taxes, resulted in losses of $26 million and $8 million for the three months ended June 30, 2016 and 2015, respectively.

•
Income from continuing operations, which excludes results from discontinued operations, amounted to $97 million and $115 million for the three months ended June 30, 2016 and 2015, respectively, or $1.55 and $1.68 diluted earnings per share, respectively.

•	The effective income tax expense rates of 30% and 19% for the three months ended June 30, 2016 and 2015, respectively, were both affected by certain discrete items.

•	Ashland incurred pretax net interest and other financing expense of $40 million and $54 million for the three months ended June 30, 2016 and 2015, respectively.

•	Net gain on divestitures totaled $3 million for the three months ended June 30, 2016. There was no recorded amount within this caption during the prior year quarter.

•	Operating income was $175 million and $196 million for the three months ended June 30, 2016 and 2015, respectively.
Year-to-Date - Key financial results for the nine months ended June 30, 2016 and 2015 included the following:

•	Ashland’s net income amounted to $247 million and $363 million for the nine months ended June 30, 2016 and 2015, respectively, or $3.87 and $5.24 diluted earnings per share, respectively.

•	Discontinued operations, which are reported net of taxes, resulted in a loss of $28 million and income of$113 million for the nine months ended June 30, 2016 and 2015, respectively.

•
Income from continuing operations, which excludes results from discontinued operations, amounted to $275 million and $250 million for the nine months ended June 30, 2016 and 2015, respectively, or $4.31 and $3.61 diluted earnings per share, respectively.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	The effective income tax expense rates of 22% and 18% for the nine months ended June 30, 2016 and 2015, respectively, were both affected by certain discrete items.

•	Ashland incurred pretax net interest and other financing expense of $125 million and $136 million for the nine months ended June 30, 2016 and 2015, respectively.

•	Net gain (loss) on divestitures totaled a gain of $3 million and loss of $118 million for the nine months ended June 30, 2016 and 2015, respectively.

•	Operating income was $473 million and $559 million for the nine months ended June 30, 2016 and 2015, respectively.
For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Current Quarter - Operating income amounted to $175 million and $196 million for the three months ended June 30, 2016 and 2015, respectively. The current and prior year quarters' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. These key items are summarized as follows:

•	$28 million of costs related to the separation of Valvoline, including $1 million of accelerated depreciation, during the three months ended June 30, 2016;

•	$15 million and $9 million of environmental reserve charges related to previously divested businesses during the three months ended June 30, 2016 and 2015, respectively;

•	$11 million and $5 million of income related to a legacy benefit for former directors and a customer claim adjustment, respectively, during the three months ended June 30, 2016;

•	$4 million of restructuring charges related to the exit from a toller agreement and restructuring of a manufacturing facility during the three months ended June 30, 2016; and

•	$2 million of accelerated depreciation during the three months ended June 30, 2015 related to the restructuring of a manufacturing facility in the prior year quarter.
Operating income for the three months ended June 30, 2016 and 2015 included depreciation and amortization of $85 million and $83 million, respectively (which excluded accelerated depreciation of $1 million and $2 million for the three months ended June 30, 2016 and 2015, respectively). EBITDA totaled $237 million and $271 million for the three months ended June 30, 2016 and 2015, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	June 30
(In millions)	2016	2015
Net income	$71	$107
Income tax expense	41	27
Net interest and other financing expense	40	54
Depreciation and amortization (a)	85	83
EBITDA	237	271
Loss from discontinued operations (net of tax)	26	8
Separation, restructuring and other costs	31	—
Environmental reserve adjustment	15	9
Legacy benefit for former directors	(11)	—
Customer claim adjustment	(5)	—
Accelerated depreciation	1	2
Adjusted EBITDA (b)	$294	$290

(a)	Excludes $1 million and $2 million of accelerated depreciation for the three months ended June 30, 2016 and 2015, respectively.

(b)
Includes $14 million and $6 million during the three months ended June 30, 2016 and 2015, respectively, of net periodic pension and other postretirement income recognized ratably through the fiscal year. This income is comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and is disclosed in further detail in Note K of the Notes to Condensed Consolidated Financial Statements.

Year-to-Date - Operating income amounted to $473 million and $559 million for the nine months ended June 30, 2016 and 2015, respectively. The current and prior year periods' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. In addition to the key items within the current and prior year quarters previously discussed, the following are also excluded on a year-to-date basis:

•
$23 million and $9 million of key items related to pension and other postretirement plan remeasurement losses during the nine months ended June 30, 2016 and 2015, respectively, with the current period key item representing the net impact of a curtailment gain of $110 million related to the current period plan amendments and a $133 million actuarial loss due to changes in discount rates and asset values;

•
a $5 million income adjustment to the previously recorded accrual for a restructuring plan within an existing manufacturing facility during the nine months ended June 30, 2016 and $17 million of severance and other costs during the nine months ended June 30, 2015;

•	an additional $18 million of costs related to the separation of Valvoline and $4 million of restructuring charges related to office buildings during the nine months ended June 30, 2016;

•	a $15 million charge for a legal reserve during the nine months ended June 30, 2016;

•	additional accelerated depreciation of $4 million and $2 million related to a manufacturing facility during the nine months ended June 30, 2016 and 2015, respectively;

•	a $14 million impairment related to the Valvoline joint venture equity investment within Venezuela during the nine months ended June 30, 2015;

•	$16 million of tax indemnity income during the nine months ended June 30, 2015; and

•	a $7 million charge for a stock incentive plan award modification for the nine months ended June 30, 2015.
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
Operating income for the nine months ended June 30, 2016 and 2015 included depreciation and amortization of $249 million and $251 million, respectively (which excluded accelerated depreciation of $5 million and $4 million for the nine months ended June 30, 2016 and 2015, respectively). EBITDA totaled $697 million and $805 million for the nine months ended June 30, 2016 and 2015, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items, including the net loss on divestitures during the nine months ended June 30, 2015.

	Nine months ended
	June 30
(In millions)	2016	2015
Net income	$247	$363
Income tax expense	76	55
Net interest and other financing expense	125	136
Depreciation and amortization (a)	249	251
EBITDA	697	805
Loss (income) from discontinued operations (net of tax)	28	(113)
Separation, restructuring and other costs, net	48	17
Losses on pension and other postretirement plan remeasurements	23	9
Legal reserve	15	—
Environmental reserve adjustment	15	9
Legacy benefit for former directors	(11)	—
Accelerated depreciation	5	4
Customer claim adjustment	(5)	—
Net loss on divestitures	—	118
Impairment of equity investment	—	14
Tax indemnity income	—	(16)
Stock incentive award modification	—	7
Adjusted EBITDA (b)	$815	$854

(a)	Excludes $5 million and $4 million of accelerated depreciation for the nine months ended June 30, 2016 and 2015, respectively.

(b)
Includes $40 million and $19 million during the nine months ended June 30, 2016 and 2015, respectively, of net periodic pension and other postretirement income recognized ratably through the fiscal year. This income is comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and is disclosed in further detail in Note K of the Notes to Condensed Consolidated Financial Statements.

Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three and nine months ended June 30, 2016 and 2015.

	Three months ended June 30			Nine months ended June 30
(In millions)	2016	2015	Change	2016	2015	Change
Sales	$1,290	$1,367	$(77)	$3,700	$4,107	$(407)
The following table provides a reconciliation of the change in sales between the three and nine months ended June 30, 2016 and 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended	Nine months ended
(In millions)	June 30, 2016	June 30, 2016
Pricing	$(61)	$(200)
Volume and product mix	8	(21)
Currency exchange	(7)	(82)
Divestitures and acquisitions	(17)	(104)
Change in sales	$(77)	$(407)
Current Quarter - Sales for the current quarter decreased $77 million compared to the prior year quarter. Pricing declines and unfavorable currency exchange decreased sales by $61 million, or 4%, and $7 million, respectively. Unfavorable foreign currency exchange was primarily due to the U.S. dollar strengthening compared to various foreign currencies. Divestitures of certain divisions and product lines decreased sales by $28 million, or 2%, while the acquisition of Oil Can Henry's within the Valvoline reportable segment increased sales by $11 million. Changes in volume and product mix increased sales by $8 million primarily driven by the Valvoline reportable segment which were partially offset by lower sales within the Specialty Ingredients and Performance Materials reportable segments.
Year-to-Date - Sales for the current period decreased $407 million compared to the prior year period. Pricing declines and the net impact of the acquisition and divestitures of certain divisions and product lines resulted in decreased sales of $200 million, or 5%, and $104 million, or 3%, respectively. Unfavorable foreign currency exchange decreased sales by $82 million, or 2%. Changes in volume and product mix decreased sales by $21 million within the Specialty Ingredients reportable segment, primarily within the energy market, which decreased sales by $52 million. This decline was partially offset by increases within Valvoline.

	Three months ended June 30			Nine months ended June 30
(In millions)	2016	2015	Change	2016	2015	Change
Cost of sales	$854	$939	$(85)	$2,449	$2,845	$(396)
Gross profit as a percent of sales	33.8%	31.3%		33.8%	30.7%
Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, net losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three and nine months ended June 30, 2016 and 2015.

	Three months ended	Nine months ended
(In millions)	June 30, 2016	June 30, 2016
Changes in:
Production costs	$(65)	$(199)
Volume and product mix	5	(17)
Divestitures and acquisitions	(14)	(91)
Currency exchange	(4)	(59)
Pension and other postretirement benefit plans expense (income)	—
(including remeasurements)	(4)	(8)
Customer claim	(5)	(5)
Severance and other costs	4	(17)
Accelerated depreciation	(2)	—
Change in cost of sales	$(85)	$(396)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter - Cost of sales for the current quarter decreased $85 million compared to the prior year quarter primarily due to lower production costs, the net impact of the acquisition and divestiture of certain divisions and product lines, and favorable foreign currency exchange. These factors decreased cost of sales by $65 million, or 7%, $14 million, and $4 million, respectively. Volume and changes in product mix combined to increase cost of sales by $5 million, while a customer claim adjustment during the current quarter decreased cost of sales by $5 million.
Year-to-Date - Cost of sales for the current period decreased $396 million compared to the prior year period primarily due to lower production costs, the net impact of the acquisition and divestiture of certain divisions and product lines, and favorable foreign currency exchange. These factors decreased cost of sales by $199 million, or 7%, $91 million, or 3%, and $59 million, or 2%, respectively. Volume and changes in product mix combined to decrease cost of sales by $17 million, due to results within the Specialty Ingredients and Performance Materials reportable segments, partially offset by higher costs due to changes in volume and mix within the Valvoline reportable segment.
Key items related to severance and other costs and a customer claim adjustment resulted in a $22 million decrease to cost of sales compared to the prior year period. Additionally, pension and other postretirement net periodic costs, including ongoing income and the interim remeasurements, decreased cost of sales by $8 million compared to the prior year period. See Note K in the Notes to Condensed Consolidated Financial Statements for further discussion on the current period's pension and other postretirement benefit plans activity.

	Three months ended June 30			Nine months ended June 30
(In millions)	2016	2015	Change	2016	2015	Change
Selling, general and administrative
expense	$244	$216	$28	$726	$645	$81
As a percent of sales	18.9%	15.8%		19.6%	15.7%
Current Quarter - Selling, general and administrative expense for the current quarter increased $28 million compared to the prior year quarter with expenses as a percent of sales increasing 3.1 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$28 million of costs related to the separation of Valvoline during the current quarter;

•	$16 million and $11 million in environmental expenses during the current and prior year quarter; and

•	$11 million of income related to legacy benefit for former directors during the current quarter.
Year-to-Date - Selling, general and administrative expense for the current period increased $81 million compared to the prior year period with expenses as a percent of sales increasing 3.9 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

•	$46 million of costs related to the separation of Valvoline and $4 million of restructuring charges related to office buildings during the current period;

•	$33 million and $26 million of environmental expenses during the current and prior year period;

•	Tax indemnification income of $16 million included in the prior year period;

•	a $15 million charge for a legal reserve during the current period;

•	$11 million of income related to legacy benefit for former directors during the current period; and

•	a $7 million charge related to a stock incentive award modification during the prior year period.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30			Nine months ended June 30
(In millions)	2016	2015	Change	2016	2015	Change
Research and development expense	$25	$24	$1	$75	$74	$1
Current Quarter - Research and development expense remained consistent with the prior year quarter.
Year-to-Date - Research and development expense remained consistent with the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2016	2015	Change	2016	2015	Change
Equity and other income
Equity income (loss)	$4	$4	$—	$12	$(2)	$14
Other income	4	4	—	11	18	(7)
	$8	$8	$—	$23	$16	$7
Current Quarter - Equity and other income remained consistent with the prior year quarter.
Year-to-Date - The increase of $7 million in equity and other income in the current period is primarily due to the $14 million impairment of a Venezuelan joint venture equity investment within the Valvoline reportable segment during the prior year period, partially offset by a decrease in other income due to tax consulting income in the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2016	2015	Change	2016	2015	Change
Net interest and other financing
expense (income)
Interest expense	$44	$47	$(3)	$131	$128	$3
Interest income	(2)	(2)	—	(4)	(5)	1
Available-for-sale securities income	(2)	(1)	(1)	(6)	(1)	(5)
Other financing costs	—	10	(10)	4	14	(10)
	$40	$54	$(14)	$125	$136	$(11)
Current Quarter - Net interest and other financing expense in the current quarter included available-for-sale securities income of $2 million compared to $1 million in the prior year quarter which represents investment income related to restricted investments discussed in Note F of the Notes to Condensed Consolidated Financial Statements. In the prior year quarter, other financing costs included an $8 million charge related to the early redemption premium payment for the tender of the 2016 senior notes and interest expense included accelerated amortization of $3 million for previously capitalized debt issuance costs and $3 million of new debt issuance costs immediately recognized. This decrease in interest expense was partially offset by increased interest expense as a result of higher debt levels.
Year-to-Date - Net interest and other financing expense in the current period included available-for-sale securities income of $6 million compared to $1 million in the prior year period which represents investment income related to restricted investments discussed in Note F of the Notes to Condensed Consolidated Financial Statements. Changes in other financing costs and interest expense for the current period compared to the prior year period are primarily a result of the prior year quarter refinancing activity previously discussed in the current quarter section, with the decrease in interest expense more than offset by increased expense due to higher debt levels.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30			Nine months ended June 30
(In millions)	2016	2015	Change	2016	2015	Change
Net gain (loss) on divestitures
Valvoline car care products	$—	$—	$—	$—	$(26)	$26
Elastomers	—	—	—	—	(86)	86
MAP Transaction adjustments	—	—	—	—	(6)	6
Biocides	1	—	1	1	—	1
Kelowna	2	—	2	2	—	2
Castings Solutions joint venture	—	—	—	1	—	1
Pinova	—	—	—	(1)	—	(1)
	$3	$—	$3	$3	$(118)	$121
Current Quarter - The activity in the current quarter relates to the sale of the Kelowna plant and post-closing adjustments related to the Biocides divestiture.
Year-to-Date - The prior year period loss includes the pre-tax loss on sale related to Elastomers of $86 million, the $26 million impairment for the Valvoline car care product assets, and the adjustment to the MAP Transaction receivable primarily due to the January 2015 asbestos insurance settlement.

	Three months ended June 30			Nine months ended June 30
(In millions)	2016	2015	Change	2016	2015	Change
Income tax expense	$41	$27	$14	$76	$55	$21
Effective tax rate	30%	19%		22%	18%
Current Quarter -  The overall effective tax rate was 30% and 19% for the three months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate compared to the prior year quarter was the result of discrete items and the mix of domestic and foreign operating results. The current quarter included net unfavorable discrete items of $1 million, primarily related to recording return to provision adjustments for domestic entities, while the prior year quarter included net favorable tax discrete items of $7 million. The prior year quarter discrete items were primarily related to recording return to provision adjustments for foreign and domestic entities. These favorable discrete adjustments in the prior year period were partially offset by an accrual for an unrecognized tax benefit.
Year-to-Date - The overall effective tax rate was 22% and 18% for the nine months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate compared to the prior year period was the result of discrete items and the mix of domestic and foreign operating results. The current period included net favorable discrete items of $12 million, primarily related to the law change from the reinstatement of research and development credit, a favorable tax liquidation resolution and the reversal of unrecognized tax benefits due to lapse of the statute of limitations. The prior year period included net favorable tax discrete items of $10 million, primarily related to recording return to provision adjustments for foreign and domestic entities and release of a valuation reserve on certain deferred taxes. These favorable discrete adjustments were partially offset by an accrual for an unrecognized tax benefit.

	Three months ended June 30			Nine months ended June 30
(In millions)	2016	2015	Change	2016	2015	Change
Income (loss) from discontinued
operations (net of tax)
Asbestos-related litigation	$(30)	$(10)	$(20)	$(30)	$110	$(140)
Water Technologies	4	2	2	2	3	(1)
	$(26)	$(8)	$(18)	$(28)	$113	$(141)

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter - The current quarter and prior year quarters included after-tax net adjustments to the asbestos reserves and receivables of $30 million and $10 million of expense, respectively, including the adjustments for the annual update. The current quarter Water Technologies activity primarily relates to certain tax-related post-closing adjustments.
Year-to-Date - The current period primarily includes the after-tax net adjustments to the asbestos reserves and receivables of $30 million. The prior year period included an after-tax gain of $120 million related to the January 2015 asbestos insurance settlement partially offset by after-tax net expense adjustments to the asbestos reserves and receivables, including the adjustments for the annual update as well as a deferred tax adjustment. The prior year period Water Technologies' activity relates to post-closing adjustments as defined by the definitive agreement.
Other comprehensive income (loss)
A comparative analysis of the components of other comprehensive income (loss) is provided below for the three and nine months ended June 30, 2016 and 2015.

	Three months ended June 30			Nine months ended June 30
(In millions)	2016	2015	Change	2016	2015	Change
Other comprehensive income
(loss) (net of taxes)
Unrealized translation gain (loss)	$(46)	$68	$(114)	$(26)	$(314)	$288
Pension and postretirement
obligation adjustment	—	(2)	2	21	(13)	34
Unrealized gain (loss) on
available-for-sale securities	4	(3)	7	13	(3)	16
	$(42)	$63	$(105)	$8	$(330)	$338
Current Quarter - Total other comprehensive income (loss), net of tax, for the current quarter decreased $105 million compared to the prior year quarter as a result of the following components:

•
For the three months ended June 30, 2016, other comprehensive loss, net of tax, from foreign currency translation adjustments was $46 million, compared to a gain of $68 million for the three months ended June 30, 2015. The fluctuations in unrealized translation gains and losses is primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•
Pension and postretirement obligation adjustment was zero compared to a loss of $2 million for the three months ended June 30, 2016 and 2015, respectively. These amounts of unrecognized prior service credits, net of tax, related to pension and other postretirement benefit plans were amortized and reclassified into net income.

•
$4 million of unrealized gains and $3 million of unrealized losses on available-for-sale securities, net of tax, related to restricted investments, was recognized within other comprehensive income during the three months ended June 30, 2016 and 2015, respectively.

Year-to-Date - Total other comprehensive income (loss), net of tax, for the current period increased $338 million compared to the prior year period as a result of the following components:

•
For the nine months ended June 30, 2016, other comprehensive loss, net of tax, from foreign currency translation adjustments was $26 million, compared to $314 million for the nine months ended June 30, 2015. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars. The prior year period was significantly impacted by fluctuations in the Euro compared to the U.S. Dollar.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
Pension and postretirement obligation adjustment was income of $21 million and loss of $13 million for the nine months ended June 30, 2016 and 2015, respectively. Of these amounts, $34 million and $13 million during the current and prior year periods, respectively, of unrecognized prior service credits, net of tax, relating to pension and other postretirement benefit plans were amortized and reclassified into net income. Additional unrecognized prior service credits, net of tax, of $55 million during the current period were included in other comprehensive income as a result of the pension and other postretirement plan remeasurements.

•
$13 million of unrealized gains and $3 million of unrealized losses on available-for-sale securities, net of tax, related to restricted investments, was recognized within other comprehensive income during the nine months ended June 30, 2016 and 2015, respectively.

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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment for the three and nine months ended June 30, 2016 and 2015.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Sales
Specialty Ingredients	$552	$579	$1,557	$1,722
Performance Materials	238	278	708	902
Valvoline	500	510	1,435	1,483
	$1,290	$1,367	$3,700	$4,107
Operating income (loss)
Specialty Ingredients	$66	$75	$169	$200
Performance Materials	16	13	59	68
Valvoline	109	107	306	273
Unallocated and other	(16)	1	(61)	18
	$175	$196	$473	$559
Depreciation and amortization
Specialty Ingredients	$61	$62	$184	$183
Performance Materials	14	14	40	44
Valvoline	10	9	29	28
Unallocated and other	1	—	1	—
	$86	$85	$254	$255
Operating information
Specialty Ingredients
Sales per shipping day	$8.6	$9.0	$8.2	$9.1
Metric tons sold (thousands)	81.8	83.6	227.8	246.2
Gross profit as a percent of sales (a)	33.2%	32.8%	33.6%	32.4%
Performance Materials
Sales per shipping day	$3.7	$4.3	$3.7	$4.8
Metric tons sold (thousands)	114.6	118.2	337.1	366.0
Gross profit as a percent of sales (a)	19.4%	16.2%	20.7%	18.6%
Valvoline
Lubricant sales gallons	45.8	44.4	130.0	123.9
Premium lubricants (percent of U.S. branded volumes)	45.3%	40.8%	44.4%	40.0%
Gross profit as a percent of sales (a)	39.7%	37.0%	39.4%	35.5%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.
Sales by region expressed as a percentage of reportable segment sales for the three and nine months ended June 30, 2016 and 2015 were as follows. Ashland includes only U.S. and Canada in its North American designation.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30, 2016			Nine months ended June 30, 2016
Sales by Geography	Specialty Ingredients	Performance Materials	Valvoline	Specialty Ingredients	Performance Materials	Valvoline
North America	39%	43%	74%	39%	42%	75%
Europe	32%	38%	7%	32%	39%	7%
Asia Pacific	19%	14%	14%	19%	14%	14%
Latin America & other	10%	5%	5%	10%	5%	4%
	100%	100%	100%	100%	100%	100%

	Three months ended June 30, 2015			Nine months ended June 30, 2015
Sales by Geography	Specialty Ingredients	Performance Materials	Valvoline	Specialty Ingredients	Performance Materials	Valvoline
North America	38%	40%	74%	39%	43%	74%
Europe	31%	39%	8%	31%	37%	8%
Asia Pacific	20%	16%	14%	19%	14%	14%
Latin America & other	11%	5%	4%	11%	6%	4%
	100%	100%	100%	100%	100%	100%
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
June 2016 quarter compared to June 2015 quarter
Specialty Ingredients’ sales decreased $27 million to $552 million in the current quarter. Energy market sales decreased $7 million compared to prior year quarter primarily due to lower volume as a result of reduced demand by customers, specifically those within industries negatively impacted by oil prices. Sales in other markets decreased by $20 million, with pricing declines decreasing sales by $13 million. Changes in volume and product mix combined to increased sales by $5 million, while unfavorable foreign currency exchange decreased sales by $1 million. The divestiture of the industrial biocides assets and the exit from the redispersible powders product line decreased sales by $10 million and $1 million, respectively.
Gross profit during the current quarter decreased $6 million compared to the prior year quarter. Gross profit included certain key items during the current and prior year quarters as follows:
•the current quarter included $5 million of income related to a customer claim adjustment;

•	the current quarter included restructuring charges of $3 million as a result of the exit from a toller agreement; and

•
as a result of a restructuring plan within an existing manufacturing facility, the current quarter restructuring charges included $1 million, while the prior year quarter included $2 million of accelerated depreciation.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Additionally, gross profit within the energy market decreased $2 million compared to the prior year quarter primarily driven by lower volume.
Gross profit in other markets decreased $7 million compared to the prior year quarter when taking into consideration the key items discussed previously. Pricing declines, partially offset by lower product costs, decreased gross profit by $8 million, while volume and changes in product mix combined to increase gross profit by $2 million. The divestiture of the industrial biocides assets decreased gross profit by $1 million. In total, gross profit margin during the current quarter increased 0.4 percentage points as compared to the prior year quarter to 33.2%, primarily due to favorable product mix and the impact of the previously referenced key items.
Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) increased $2 million in the current quarter as compared to the prior year quarter due to an increase in environmental costs. Equity and other income decreased $1 million compared with the prior year quarter.
Operating income totaled $66 million for the current quarter compared to $75 million in the prior year quarter.  EBITDA decreased $8 million to $127 million in the current quarter, while Adjusted EBITDA decreased $9 million to $128 million in the current quarter. Adjusted EBITDA margin decreased 0.5 percentage points in the current quarter to 23.2%.
Fiscal 2016 year-to-date compared to fiscal 2015 year-to-date
Specialty Ingredients' sales decreased $165 million to $1,557 million in the current period. Energy market sales decreased $52 million compared to prior year period primarily due to lower volume as a result of reduced demand by customers, specifically those within industries negatively impacted by oil prices. Sales in other markets decreased by $113 million, with pricing declines decreasing sales by $36 million. The divestiture of the industrial biocides assets and the exit from the redispersible powders product line decreased sales by $25 million and $10 million, respectively. Unfavorable foreign currency exchange and changes in volume and product mix combined decreased sales by $26 million and $16 million, respectively.
Gross profit during the current period decreased $36 million compared to the prior year period. Gross profit included certain key items during the current and prior year periods as follows:

•
as part of a restructuring plan within an existing manufacturing facility, the current period included $4 million of restructuring income, primarily resulting from the reversal of the severance accrual, and $4 million of accelerated depreciation, while the prior year period included severance expense of $16 million and accelerated depreciation of $4 million;

•the current period included $5 million of income related to a customer claim adjustment; and

•	the current period also included restructuring expense related to the exit from a toller agreement of $3 million.
Additionally, gross profit within the energy market decreased $16 million compared to the prior year period primarily as a result of the unfavorable impact of lower volumes.
Gross profit in other markets decreased $42 million compared to the prior year period when taking into consideration the key items discussed previously. Planned plant turnarounds reduced gross profit by $18 million during the current period, while lower costs, primarily raw materials, partially offset by pricing declines combined to increase gross profit by $4 million. Unfavorable foreign currency exchange decreased gross profit by $12 million while volume and changes in product mix combined to also decrease gross profit by $12 million. The divestiture of the industrial biocides assets decreased gross profit by $4 million during the current period. In total, gross profit margin during the current period increased 1.2 percentage points to 33.6% compared to the prior year period, primarily due to favorable cost.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expenses decreased $6 million in the current period as compared to the prior year period. The decrease was primarily due to favorable foreign currency exchange of $7 million. Inflationary increases and increased allocated resource costs were essentially offset by other savings initiatives. Equity and other income (loss) decreased $1 million compared with the prior year period.
Operating income totaled $169 million for the current period compared to $200 million in the prior year period. EBITDA decreased $30 million to $349 million in the current period, while Adjusted EBITDA decreased $50 million to $349 million in the current period. Adjusted EBITDA margin decreased 0.8 percentage points in the current period to 22.4%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2016 and 2015 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The current quarter included $4 million of restructuring charges, $2 million of environmental reserve adjustments, and $5 million of income related to a customer claim adjustment. The prior year quarter included $2 million of accelerated depreciation. In addition to the current and prior year quarter key items, the current period reflects a $5 million income adjustment for severance and $4 million of accelerated depreciation, while the prior year period included $16 million of severance and other costs and $4 million of accelerated depreciation.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Operating income	$66	$75	$169	$200
Depreciation and amortization (a)	61	60	180	179
EBITDA	127	135	349	379
Severance and other costs	4	—	(1)	16
Environmental reserve adjustment	2	—	2	—
Accelerated depreciation	—	2	4	4
Customer claim adjustment	(5)	—	(5)	—
Adjusted EBITDA	$128	$137	$349	$399

(a)	Excludes $2 million of accelerated depreciation for the three months ended June 30, 2015, while the nine months ended June 30, 2016 and 2015 each excluded accelerated depreciation of $4 million.
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
June 2016 quarter compared to June 2015 quarter
Performance Materials’ sales decreased $40 million to $238 million in the current quarter. Lower product pricing and volume decreased sales by $26 million, or 9%, and $8 million, or 3%, respectively. Changes in product mix and unfavorable foreign currency exchange decreased sales by $5 million and $1 million, respectively.
Gross profit increased $1 million in the current quarter as a result of improved manufacturing cost absorption due to plant maintenance shutdowns in the prior year quarter at both Intermediates/Solvents manufacturing facilities which negatively impacted gross profit by $14 million. Pricing declines, partially offset by lower raw material costs primarily within the Composites division, also decreased gross profit by $9 million. Changes in volume and product mix combined to decrease gross profit by $3 million, while unfavorable foreign currency decreased gross profit by $1 million. In total, gross profit margin increased 3.2 percentage points as compared to the prior year quarter to 19.4%.
Selling, general and administrative expenses decreased $1 million during the current quarter compared to the prior year quarter, primarily due to a decline in legal and environmental costs. Equity and other income increased $1 million compared to the prior year quarter due to a gain on the sale of certain foreign land rights during the current quarter.
Operating income totaled $16 million in the current quarter compared to $13 million in the prior year quarter.  EBITDA increased $3 million to $30 million in the current quarter, while EBITDA margin increased 2.9 percentage points in the current quarter to 12.6%.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
Fiscal 2016 year-to-date compared to fiscal 2015 year-to-date
Performance Materials' sales decreased $194 million in the current period to $708 million. Lower product pricing decreased sales by $88 million, or 10%. The divestiture of the Elastomers division resulted in a loss of sales of $40 million, or 4%, and unfavorable foreign currency exchange decreased sales by $25 million, or 3%. Lower volume and changes in product mix decreased sales by $22 million and $19 million, respectively.
Gross profit decreased $22 million in the current period compared to the prior year period. As noted in the quarterly review analysis, the prior year period was negatively impacted by plant maintenance shutdowns at both Intermediates/Solvents manufacturing facilities, which resulted in a $14 million decrease in gross profit. Pricing declines, partially offset by lower raw material costs, also decreased gross profit by $21 million. Changes in product mix and volume combined to decrease gross profit by $8 million. The sale of Elastomers and unfavorable foreign currency exchange decreased gross profit by $4 million and $3 million, respectively. In total, gross profit margin increased 2.1 percentage points to 20.7%, as compared to the prior year period.
Selling, general and administrative expenses decreased $11 million during the current period compared to the prior year period, primarily due to decreased incentive compensation of $5 million, the sale of the Elastomers division of $3 million and a favorable foreign currency exchange of $3 million. Equity and other income increased $2 million compared to the prior year period due to a gain on the sale of certain foreign land rights during the current period.
Operating income totaled income of $59 million in the current period compared to $68 million in the prior year period. EBITDA decreased $13 million to $99 million in the current period. EBITDA margin increased 1.6 percentage points in the current period to 14.0%. There were no unusual or key items that affected comparability for EBITDA in the current and prior year periods.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2016 and 2015 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Operating income	$16	$13	$59	$68
Depreciation and amortization	14	14	40	44
EBITDA	$30	$27	$99	$112
Valvoline
Valvoline is a leading, worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and automotive chemicals. In 2015, Valvoline Instant Oil ChangeSM was the #2 quick-lube chain by store count and Valvoline was the #3 passenger car motor oil brand by volume in the United States Do-It-Yourself market. Valvoline products are sold to consumers through 1,055 franchised and company-owned Valvoline Instant Oil ChangeSM centers in the United States. It also markets Valvoline™ lubricants and automotive chemicals; MaxLife™ lubricants created for higher-mileage engines; SynPower™ synthetic motor oil; and Zerex™ antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors.
During 2015, Ashland announced a plan to separate Valvoline into an independent, publicly traded company. Valvoline Inc., a wholly owned subsidiary of Ashland, has filed a registration statement with the SEC for an initial public offering (IPO) of up to 20% of its common stock. Subject to market conditions, Ashland plans to complete the IPO during the fall of calendar year 2016.
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
June 2016 quarter compared to June 2015 quarter
Valvoline’s sales decreased $10 million to $500 million in the current quarter. Lower product pricing decreased sales by $22 million, or 4%, while higher volume increased sales by $17 million, or 3%, as lubricant gallons sold increased to 45.8 million. Unfavorable foreign currency exchange, due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Yuan and Australian dollar, decreased sales by $5 million, while changes in product mix increased sales by $5 million. The divestiture of Valvoline car care product assets which decreased sales by $16 million was partially offset by increased sales from the acquisition of Oil Can Henry's of $11 million.
Gross profit increased $9 million during the current quarter compared to the prior year quarter. Lower raw material costs, partially offset by unfavorable pricing, increased gross profit by $7 million, while changes in volume and product mix combined to increase gross profit by $5 million. Unfavorable foreign currency exchange and the divestiture of Valvoline car care product assets, partially offset by favorable gross profit

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

relating to Oil Can Henry's, decreased gross profit by $2 million and $1 million, respectively.  In total, gross profit margin increased 2.7 percentage points as compared to the prior year quarter to 39.7%.
Selling, general and administrative expenses increased $7 million during the current quarter as compared to the prior year quarter, primarily due to employee cost increases of $3 million and increased advertising costs of $3 million. The savings from the car care product assets divestiture were essentially offset by the additional operating expenses related to the acquisition of Oil Can Henry's. Equity and other income remained consistent with the prior year quarter.
Operating income totaled $109 million in the current quarter as compared to $107 million in the prior year quarter.  EBITDA increased $3 million to $119 million in the current quarter, while EBITDA margin increased 1.1 percentage points to 23.8% in the current quarter.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.
Fiscal 2016 year-to-date compared to fiscal 2015 year-to-date
Valvoline's sales decreased $48 million in the current period to $1,435 million. Lower product pricing decreased sales by $75 million, or 5%, while higher volume levels increased sales by $63 million, or 4%, as lubricant gallons sold increased to 130.0 million. Unfavorable foreign currency exchange decreased sales by $31 million, or 2%, while changes in product mix increased sales by $21 million. Unfavorable foreign currency exchange was primarily due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Yuan and Australian dollar. The divestiture of Valvoline car care product assets decreased sales by $45 million, or 3%, while the acquisition of Oil Can Henry's increased sales by $19 million.
Gross profit increased $39 million during the current period compared to the prior year period. Changes in volume and product mix combined to increase gross profit by $30 million, and lower raw material costs increased gross profit by $20 million. Lower raw material costs were partially offset by lower product pricing. Unfavorable foreign currency exchange and the divestiture of Valvoline car care product assets, partially offset by favorable gross profit relating to the Oil Can Henry's acquisition, decreased gross profit by $8 million and $3 million, respectively.  In total, gross profit margin increased 3.9 percentage points to 39.4%.
Selling, general and administrative expense increased $17 million during the current period as compared to the prior year period, primarily driven by increased advertising costs of $9 million, increased consulting and allocated resource costs of $5 million each, and employee costs of $4 million. These increases were partially offset by a favorable foreign currency exchange of $5 million. Equity and other income (loss) increased $11 million primarily due to the $14 million impairment of the Venezuelan joint venture equity investment in the prior year period.
Operating income totaled $306 million in the current period as compared to $273 million in the prior year period. EBITDA increased $34 million to $335 million in the current period, while Adjusted EBITDA increased $20 million. Adjusted EBITDA margin increased 2.1 percentage points to 23.3% in the current period.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2016 and 2015 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Valvoline. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The $14 million adjustment in the prior year period relates to the impairment of a joint venture equity investment within Venezuela. There were no unusual or key items that affected comparability for EBITDA during the current quarter or period and the prior year quarter.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Operating income	$109	$107	$306	$273
Depreciation and amortization	10	9	29	28
EBITDA	119	116	335	301
Impairment of equity investment	—	—	—	14
Adjusted EBITDA	$119	$116	$335	$315
Unallocated and other
The following table summarizes the key components of the Unallocated and other segment's operating income (loss) for the three and nine months ended June 30, 2016 and 2015.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015
Losses on pension and other postretirement plan
remeasurements	$—	$—	$(23)	$(9)
Pension and other postretirement net periodic income
(excluding service cost)	21	13	61	40
Restructuring activities (includes severance
and separation costs)	(28)	(2)	(52)	(3)
Legal reserve	—	—	(15)	—
Tax indemnity income	—	—	—	16
Environmental expense for divested businesses	(15)	(9)	(32)	(24)
Other income (expense)	6	(1)	—	(2)
Total income (expense)	$(16)	$1	$(61)	$18
June 2016 quarter compared to June 2015 quarter
Unallocated and other recorded expense of $16 million and income of $1 million for the three months ended June 30, 2016 and 2015, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to reportable segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to reportable segments.  The recurring pension and other postretirement components in Unallocated and other resulted in income during the current and prior year quarter of $21 million and $13 million, respectively. The change in pension and other postretirement income in the current quarter is primarily driven by the discount rate discussed further below.
The remaining unallocated items for the current quarter primarily included $28 million of costs incurred related to the Valvoline separation, $15 million for environmental reserve adjustments, and $11 million of income related to a legacy benefit for former directors. In the prior year quarter, unallocated costs also included expense of $9 million for environmental reserve adjustments and $2 million related to global restructuring expense partially offset by a favorable facility cost reserve adjustment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal 2016 year-to-date compared to fiscal 2015 year-to-date
Unallocated and other recorded expense of $61 million and income of $18 million for the nine months ended June 30, 2016 and 2015, respectively. Recurring pension and other postretirement plans resulted in income, within continuing operations, during the current and prior year period of $61 million and $40 million, respectively. Fluctuations in these amounts from period to period result primarily from changes in the discount rate. The current and prior year periods also included remeasurement losses of $23 million and $9 million, respectively, for key items related to pension and other postretirement plan remeasurements as discussed in the “Key Developments” section of Management’s Discussion and Analysis herein. The current period pension and other postretirement plan remeasurement losses represent the net impact of a curtailment gain of $110 million due to the current period plan amendments and an actuarial loss of $133 million resulting from the change in discount rates and asset values.
The remaining unallocated items during the current period primarily included expense of $46 million of costs incurred related to the Valvoline separation, $32 million for environmental reserve adjustments, $15 million for a legal reserve, $11 million of income related to a legacy benefit for former directors, and $6 million of restructuring charges. The remaining unallocated items for the prior year period primarily included expense of $24 million for environmental reserve adjustments, $16 million of tax indemnity income and global restructuring expense partially offset by a facility cost adjustment of $3 million.
Change in Applying Discount Rate to Measure Benefit Costs
During the December 2015 quarter, Ashland changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits. This change compared to the previous method resulted in a decrease in the service and interest cost components for pension and other postretirement benefit costs during the quarter. Historically, Ashland estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Ashland has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Ashland has made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of Ashland's total benefit obligations or annual net periodic benefit costs as the change in the service and interest costs will be offset in the actuarial gain or loss reported, which typically occurs during the fourth fiscal quarter. Ashland has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.
The impact of this discount rate change compared to the previous method will decrease estimated pension and other postretirement benefits service and interest cost by approximately $33 million for the full year 2016. The decrease during the three and nine months ended June 30, 2016 was approximately $8 million and $24 million, respectively, with substantially all of the decrease attributable to interest cost. The impact on service cost is not significant due to the nature of Ashland’s largest U.S. pension plan, which is closed to new entrants and has curtailed other benefits. Of this expected annual decrease and based on plan demographics, approximately $13 million will be reported in cost of sales and approximately $20 million will be reported in selling, general, and administrative expense on a full year basis, or approximately $3 million and $5 million on a quarterly basis, respectively, within the Statements of Consolidated Comprehensive Income in the Unallocated and other segment. Service and interest cost, as well as the other components of net periodic benefit costs, are subject to change for such reasons as an event requiring a remeasurement. Ashland's total projected benefit obligations will not be impacted by these reductions in service and interest costs as the decrease will be substantially offset within the actuarial gain or loss caption when the plans are remeasured during the fiscal year.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL POSITION
Liquidity
Ashland had $1,215 million in cash and cash equivalents as of June 30, 2016, of which $1,202 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted.  Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2016 and 2015.

	Nine months ended
	June 30
(In millions)	2016	2015
Cash provided (used) by:
Operating activities from continuing operations	$435	$(159)
Investing activities from continuing operations	(207)	(325)
Financing activities from continuing operations	(234)	(34)
Discontinued operations	(30)	280
Effect of currency exchange rate changes on cash and cash equivalents	(6)	(42)
Net decrease in cash and cash equivalents	$(42)	$(280)
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the nine months ended June 30, 2016 and 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended
	June 30
(In millions)	2016	2015
Cash flows provided (used) by operating activities from continuing operations
Net income	$247	$363
Loss (income) from discontinued operations (net of tax)	28	(113)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	254	255
Debt issuance cost amortization	9	17
Deferred income taxes	—	(16)
Equity income from affiliates	(12)	(12)
Distributions from equity affiliates	11	18
Stock based compensation expense	23	22
Loss on early retirement of debt	—	8
Gain on available-for-sale securities	(6)	(1)
Net loss (gain) on divestitures	(3)	118
Impairment of equity investment	—	14
Pension contributions	(24)	(592)
Losses on pension and other postretirement plan remeasurements	23	9
Change in operating assets and liabilities (a)	(115)	(249)
Total cash flows provided (used) by operating activities from continuing operations	$435	$(159)

(a)Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $435 million in the current period and a cash outflow of $159 million in the prior year period.  The primary reason for the outflow in the prior year period is due to $592 million of pension contributions, which includes the $500 million voluntary pension plan contribution made in June 2015 for plans impacted by the pension settlement program. See Note K in the Notes to Condensed Consolidated Financial Statements for further information.
Excluding the voluntary pension contribution in the prior year period, the cash results during each period are primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization), losses and gains on divestitures as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses. Ashland continues to emphasize working capital management as a high priority and focus.
Changes in net working capital accounted for outflows of $72 million and $26 million for the nine months ended June 30, 2016 and 2015, respectively, and were driven by the following:

•	Accounts receivable - The cash inflows of $38 million and $192 million during the current and prior year periods, respectively, were primarily due to decreased sales compared to the prior year period.

•	Inventory - The cash inflows of $35 million and $42 million during the current and prior year periods, respectively, were primarily a result of production management.

•
Trade and other payables - The cash outflows of $145 million and $260 million during the current and prior year periods, respectively, were primarily driven by seasonal declines in trade payables and incentive compensation payouts to employees from the prior year paid during the first quarter of each fiscal year.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The prior year period outflow was also due to severance payments relating to the 2014 global restructuring program.
The remaining outflows of $43 million and $223 million in the current and prior year periods, respectively, relate primarily to adjustments to certain accruals and long term assets and liabilities and income taxes received and paid.
Operating cash flows for the current period included income from continuing operations of $275 million and noncash adjustments of $254 million for depreciation and amortization, $23 million related to the losses on the pension and other postretirement plan remeasurements, and $9 million for debt issuance cost amortization.
Operating cash flows for the prior year period included income from continuing operations of $250 million and noncash adjustments of $255 million for depreciation and amortization, $118 million for the losses on the divestitures of the Elastomers division, Valvoline car care product assets and MAP Transaction receivables, $9 million related to the loss on the pension plan remeasurement, a $14 million impairment related to the Valvoline joint venture equity investment within Venezuela, and $17 million for debt issuance cost amortization. Debt issuance cost amortization includes $3 million of accelerated amortization of previously capitalized debt issuance costs and $3 million related to the immediate recognition of new debt issuance costs during the prior year period.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the nine months ended June 30, 2016 and 2015.

	Nine months ended
	June 30
(In millions)	2016	2015
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(181)	$(147)
Proceeds from disposal of property, plant and equipment	3	2
Purchase of operations - net of cash acquired	(70)	(5)
Proceeds from sale of operations or equity investments	15	133
Funds restricted for specific transactions	(4)	(320)
Reimbursements from restricted investments	24	—
Proceeds from sales of available-for-sale securities	4	315
Purchase of available-for-sale securities	(4)	(315)
Proceeds from the settlement of derivative instruments	8	17
Payments for the settlement of derivative instruments	(2)	(5)
Total cash flows used by investing activities from continuing operations	$(207)	$(325)
Cash used by investing activities was $207 million and $325 million for the current and prior year periods, respectively.  The significant cash investing activities for the current and prior year periods primarily related to cash outflows from property additions of $181 million and $147 million, respectively. The current period includes a net cash outflow of $70 million for the purchase of operations, which primarily consisted of $62 million related to the acquisition of Oil Can Henry's. The current period also includes reimbursements of $24 million from the restrictive renewable annual trust established as a result of the January 2015 asbestos insurance settlement and proceeds from the settlement of derivative instruments of $8 million.
The prior year period included proceeds, net of estimated working capital adjustments and transactions costs, of $109 million from the sale of the Elastomers division and $24 million from the sale of Valvoline car care product assets. Funds restricted for specific transactions represent the restriction of the January 2015 asbestos

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

insurance settlement funds into the trust of $335 million, partially offset by the reclassification into cash and cash equivalents of $15 million of assets previously restricted in use for property transactions. Additionally, the purchase of and proceeds from the sale of available-for-sale securities of $315 million relate to the purchase of the equity and corporate bond funds within the asbestos trust. Proceeds and payments from the settlement of derivative instruments of $17 million and $5 million, respectively, represent the settlement of net investment hedges. See Note F in the Notes to Condensed Consolidated Financial Statements for further information on this activity.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the nine months ended June 30, 2016 and 2015.

	Nine months ended
	June 30
(In millions)	2016	2015
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	$—	$1,100
Repayment of long-term debt	(50)	(559)
Premium on long-term debt repayment	—	(8)
Proceeds (repayment) from short-term debt	389	(98)
Repurchase of common stock	(500)	(397)
Debt issuance costs	(2)	(9)
Cash dividends paid	(72)	(72)
Excess tax benefits related to share-based payments	1	9
Total cash flows used by financing activities from continuing operations	$(234)	$(34)
Cash used by financing activities was $234 million for the current period as compared to $34 million for the prior year period. Significant cash financing activities for the current period included a cash outflow of $500 million for the repurchase of common stock and short-term debt cash inflows of $389 million primarily related to the debt outstanding under the 2015 revolving credit facility and the accounts receivable securitization facility. Additionally, the current period included cash dividends paid of $1.17 per share, for a total of $72 million, and the repayment of long-term debt of $50 million, primarily related to the term loan and the repayment of acquired debt from the Oil Can Henry's acquisition.
Significant cash financing activities for the prior year period relate primarily to the entrance into the 2015 Senior Credit Agreement and tender of the 2016 senior notes in June 2015. As a result of this activity, cash used by financing activities included proceeds from the issuance of the term loan facility of $1,100 million, $550 million for the repayment of the tendered portion of the 2016 senior notes, and the early redemption premium payment for the 2016 senior notes of $8 million. Repayment of short-term debt of $98 million relates to the repayment of loans outstanding under the 2013 Senior Credit Facility, and activity within the accounts receivable securitization and international loans. In addition, $9 million of additional long-term debt related to the medium-term notes was repaid during the prior year period.
Additionally, the prior year period included $397 million for the repurchase of common stock, cash dividends paid of $1.07 per share, for a total of $72 million, partially offset by $9 million for excess tax benefits related to share-based payments.
Cash provided (used) by discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for the nine months ended June 30, 2016 and 2015.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended
	June 30
(In millions)	2016	2015
Cash provided (used) by discontinued operations
Operating cash flows	$(30)	$261
Investing cash flows	—	19
Total cash provided (used) by discontinued operations	$(30)	$280
Cash flows for discontinued operations for the current period relate to other previously divested businesses, including net payments of asbestos and environmental liabilities.
Cash flows for discontinued operations for the prior year period is primarily driven by $398 million of cash received, before taxes, related to the January 2015 asbestos insurance settlement, and $42 million of delayed cash proceeds for a foreign entity from the sale of Water Technologies. These inflows were partially offset by $91 million in tax payments, a $20 million payment for the working capital settlement related to the disposition of Water Technologies and $6 million for the payment of incentive compensation for former employees of Ashland. The remaining outflow primarily relates to net payments of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Nine months ended
	June 30
(In millions)	2016	2015
Cash flows provided (used) by operating activities from continuing operations	$435	$(159)
Adjustments:
Additions to property, plant and equipment	(181)	(147)
Discretionary contribution to pension plans	—	500
Free cash flows	$254	$194
At June 30, 2016, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,295 million as of June 30, 2016, compared to $1,706 million at September 30, 2015.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $25 million at June 30, 2016 and $34 million at September 30, 2015.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 127% and 154% of current liabilities at June 30, 2016 and September 30, 2015, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of June 30, 2016 and September 30, 2015.

	June 30	September 30
(In millions)	2016	2015
Cash and cash equivalents	$1,215	$1,257

Unused borrowing capacity
Revolving credit facility	$625	$1,013
Accounts receivable securitization facility	$23	$10

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Total borrowing capacity remaining under the $1.2 billion senior unsecured revolving credit facility (the 2015 revolving credit facility) was $625 million, due to an outstanding balance of $500 million, as well as a reduction of $75 million for letters of credit outstanding at June 30, 2016.  In total, Ashland’s available liquidity position, which includes cash, the 2015 revolving credit facility and the accounts receivable securitization facility, was $1,863 million at June 30, 2016, compared to $2,280 million at September 30, 2015.
Capital resources
Debt
The following summary reflects Ashland’s debt as of June 30, 2016 and September 30, 2015.

	June 30	September 30
(In millions)	2016	2015
Short-term debt	$716	$326
Long-term debt (including current portion and debt issuance cost discounts) (a)	3,371	3,403
Total debt	$4,087	$3,729

(a)Includes $25 million and $28 million of debt issuance cost discounts as of June 30, 2016 and September 30, 2015, respectively.
The current portion of long-term debt was $55 million at June 30, 2016 and September 30, 2015.  Debt as a percent of capital employed was 60% at June 30, 2016 and 55% at September 30, 2015.  At June 30, 2016, Ashland’s total debt had an outstanding principal balance of $4,259 million, discounts of $147 million, and debt issuance costs of $25 million.  The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $14 million remaining in 2016, $69 million in 2017, $810 million in 2018, $143 million in 2019 and $715 million in 2020.
Amendment to 2015 Senior Credit Agreement
During July 2016, Ashland amended the 2015 Senior Credit Agreement. The amendment permits the reorganization of Ashland into a subsidiary of Ashland Global and defines the series of events causing the separation of Valvoline for purposes of the 2015 Senior Credit Agreement. Additionally, the amendment provides that once the aggregate principal amount of the Valvoline debt reaches $750 million, Ashland is required to use the net proceeds of such borrowings to repay its existing term loan A loan and/or permanently reduce its existing revolving credit commitments under the 2015 Senior Credit Agreement in an aggregate amount of up to $1 billion. During July 2016, as a result of the repayment of a portion of the outstanding balance of the 2015 revolving credit facility, Ashland’s borrowing capacity was decreased to $1.1 billion.
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Valvoline Financing Activity
Valvoline Credit Agreement
During July 2016, Valvoline Finco, a Delaware limited liability company and a wholly owned, newly formed finance subsidiary of Valvoline US, entered into the Valvoline Credit Agreement. The Valvoline Credit Agreement provides for an aggregate principal amount of $1,325 million in senior secured credit facilities, comprised of (i) a five-year $875 million term loan A facility and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit). The Valvoline Credit Facilities were undrawn as of the signing date. Proceeds of borrowings under the Valvoline Credit Facilities will be used, among other things, (i) to repay existing Ashland debt, (ii) to pay fees and expenses related to the Valvoline Credit Facilities and (iii) for ongoing working capital and general corporate purposes. The Valvoline Credit Facilities may be prepaid at any time without premium.
Effective at the time of the initial funding, the Valvoline Credit Facilities will be guaranteed by Valvoline Inc.’s existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, foreign subsidiaries and certain other subsidiaries), and will be secured by a first-priority security interest in substantially all the personal property assets, and certain real property assets, of Valvoline Inc. and the guarantors, including all or a portion of the equity interests of certain of Valvoline Inc.’s domestic subsidiaries and first-tier foreign subsidiaries and, in certain cases, a portion of the equity interests of other foreign subsidiaries.
At Valvoline Finco's option, the loans issued under the Valvoline Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. Loans will initially bear interest at LIBOR plus 2.375% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.375%, in the alternative, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between LIBOR plus 1.500% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.500% per annum and the alternate base rate plus 1.500% annum), based upon Valvoline Finco’s corporate credit ratings or the consolidated first lien net leverage ratio (as defined in the Valvoline Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time.
Valvoline senior notes
During July 2016, Valvoline Finco Two LLC (Valvoline Finco Two), a Delaware limited liability company and a wholly owned, newly formed subsidiary of Valvoline US, completed its issuance of 5.500% senior unsecured notes due 2024 (2024 notes) with an aggregate principal amount of $375 million. The 2024 notes are unsecured obligations of Valvoline Finco Two. Following the transfer by Ashland to Valvoline Inc. of substantially all of the Valvoline business, as well as other assets and liabilities, Valvoline Finco Two plans to merge with and into Valvoline Inc., and Valvoline Inc. expects to assume all of Valvoline Finco Two’s obligations under the 2024 notes (Assumption). The 2024 notes are initially guaranteed on an unsubordinated unsecured basis by Ashland (Ashland Guarantee). The Ashland Guarantee will automatically be released upon the Assumption.
During July 2016, Valvoline Finco Two transferred the net proceeds of the offering of $370 million (after deducting initial purchasers’ discounts and other fees and expenses) to Ashland. Ashland repaid $110 million of the outstanding balance under Ashland’s 2015 revolving credit facility and $260 million of the Ashland term loan facility.
Valvoline Credit ratings
In connection with the Valvoline financing activities discussed above, Valvoline Inc. was assigned a preliminary rating by Standard & Poor’s of BB-, while Moody’s Investor Services rated Valvoline Finco Two as Ba2. Standard & Poor's outlook was positive, while Moody's Investor Services' outlook was stable.  Subsequent

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

changes to these ratings are possible as a result of the IPO and may have an effect on Valvoline’s borrowing rate or ability to access capital markets in the future.
Debt covenant restrictions
Ashland and Valvoline's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of June 30, 2016, Ashland is in compliance with all debt agreement covenant restrictions under the 2015 Senior Credit Agreement.
The 2015 Senior Credit Agreement defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2015 Senior Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on page 45 and 46. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. The maximum consolidated leverage ratios permitted under the 2015 Senior Credit Agreement are as follows: 3.75 from June 30, 2015 through December 31, 2016 and 3.5 from March 31, 2017 and each fiscal quarter thereafter.
The 2015 Senior Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.
At June 30, 2016, Ashland’s calculation of the consolidated leverage ratio was 3.0, which is below the maximum consolidated leverage ratio permitted under the 2015 Senior Credit Agreement of 3.75. At June 30, 2016, Ashland’s calculation of the consolidated interest coverage ratio was 6.0, which exceeds the minimum required ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.3x effect on the consolidated leverage ratio and a 0.6x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.
Additional capital resources
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
Based on Ashland’s current outstanding debt structure, future annual interest expense is expected to be approximately $165 million to $175 million based on applicable fixed and floating interest rates, assuming interest rates remain stable.
Stockholders' equity
Stockholders’ equity decreased $303 million since September 30, 2015 to $2,734 million at June 30, 2016.  This decrease was primarily due to a decline of $500 million for the stock repurchase agreements, regular cash

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

dividends of $72 million, and deferred translation losses of $26 million. These decreases were partially offset by net income during the period of $247 million, $21 million related to pension and other postretirement obligations, $14 million for common shares issued under stock incentive and other plans, and $13 million of an unrealized gain on available-for-sale securities.
Stock repurchase programs
In April 2015, Ashland's Board of Directors approved a $1 billion share repurchase authorization that will expire on December 31, 2017 (the 2015 stock repurchase program). This authorization replaced the March 2014 authorization of a $1.35 billion common stock repurchase program (the 2014 stock repurchase program), which was completed during the June 2015 quarter, with delivery of the final shares occurring in July 2015. Under both programs, Ashland’s common shares could be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. The following summarizes the stock repurchases under these authorizations.
In November 2015, under the 2015 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015. In February 2016, Goldman, Sachs & Co. exercised their early termination option under the 2016 ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $99.01 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by Goldman, Sachs & Co. under the 2016 ASR Agreement was 5.1 million shares. Ashland received the additional 1.2 million shares during the March 2016 quarter to settle the difference between the initial share delivery and the total number of shares repurchased.
Cash dividends
In May 2015, the Board of Directors of Ashland announced a quarterly cash dividend increase to 39 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in the first, second and third quarters of fiscal 2016 and the third and fourth quarters of fiscal 2015, and was an increase from the quarterly cash dividend of 34 cents per share paid during the first and second quarters of fiscal 2015.
Capital expenditures
Ashland is currently forecasting approximately $320 million to $340 million of capital expenditures for 2016, funded primarily from operating cash flows.  Capital expenditures were $181 million for the nine months ended June 30, 2016 and averaged $259 million during the last three fiscal years.
Contractual obligations and commitments
Ashland expects to incur certain costs as a result of the separation, including those that are contingent upon the completion of the separation. Ashland will recognize these costs when appropriate based on applicable U.S. GAAP requirements.
CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

10-K for the fiscal year ended September 30, 2015.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the nine months ended June 30, 2016.
Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value. In conjunction with the July 1, 2015 annual assessment of goodwill, Ashland’s valuation techniques did not indicate any impairment. The base models of future financial performance projections utilized in the goodwill impairment assessment reflect conservative assumptions on future operating performance as approved by Management and the Board of Directors.  Each reporting unit’s fair value exceeded its carrying values, with the Intermediates/Solvents reporting unit having the closest calculated fair value to its carrying value of approximately 10%.   Based on the sensitivity analysis performed on two key assumptions in the discounted cash flow model of the Intermediates/Solvents reporting unit, a negative 1% change in the long-term growth factor or the weighted-average cost of capital assumption would have resulted in a fair value slightly above the current carrying value.
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
Through the nine months ended June 30, 2016, the operating results for the Intermediates/Solvents reporting unit and Specialty Ingredients reporting unit have declined from the prior year goodwill impairment test. These reporting units continue to be at some risk for potential impairment in future periods given the volatility in industry economics. Ashland will continue to monitor all reporting units during fiscal 2016.
OUTLOOK
For the fourth quarter of fiscal 2016, Ashland expects Specialty Ingredients to experience continued weakness in emerging regions. Sales for Specialty Ingredients are expected to be in the range of $520 million to $540 million. Growth of high value add categories of products sold into higher margin core growth end markets during the upcoming fourth quarter of fiscal 2016 are expected to result in Adjusted EBITDA margins of 24% to 24.5%.
Ashland expects Performance Materials’ sales for the fourth quarter of fiscal 2016 to be in the range of $220 million to $240 million, consistent with normal seasonality trends. The solid gross margin performance within the Composites division is expected to be offset by unfavorable pricing and volume results within the Intermediates/Solvents division. In addition, the Intermediates/Solvents division will have a planned maintenance plant turn around that was previously scheduled for the first quarter of fiscal 2017. Adjusted EBITDA margin is expected to be in the range of 9% to 10%.
Due to securities law restrictions associated with the planned separation, Ashland is not providing a fourth-quarter outlook for the Valvoline reportable segment.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at June 30, 2016 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting - During the three months ended June 30, 2016, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(a)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of June 30, 2016, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 83 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
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
(d) Zwijndrecht Plant Matter - Between August 2012 and January 2014, Dutch environmental authorities found several violations of a waste water discharge permit by Ashland Industries Nederland B.V., as owner of the manufacturing site at Zwijndrecht, The Netherlands. As a result, administrative penalties and sanctions totaling €350,000 were paid during calendar years 2013 and 2014. In addition, Dutch authorities announced prosecution with regards to some permit violations. In May 2016, Ashland settled this matter with the public prosecutor for under $100,000.
For additional information regarding environmental matters and reserves, see Note L of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2016.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and Ashland's Form 10-Q for the quarter ended March 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended June 30, 2016 was as follows:

Issuer Purchases of Equity Securities
Q3 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1, 2016 to April 30, 2016:					$500
Employee Tax Withholdings	4,284	(2)	$110.60
May 1, 2016 to May 31, 2016:					500
Employee Tax Withholdings	648	(2)	111.97
June 1, 2016 to June 30, 2016:					500
Employee Tax Withholdings	233	(2)	114.97
Total	5,165			—	$500

(1)In April 2015, the Company's Board of Directors authorized a program to repurchase up to $1 billion of the company's stock, with the authorization expiring December 31, 2017. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of June 30, 2016, $500 million remains available for repurchase under this authorization.

(2)Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

ITEM 6.  EXHIBITS

(a) Exhibits
2.1
Agreement and Plan of Merger dated May 31, 2016, by and among Ashland Inc., Ashland Global Holdings Inc. and Ashland Merger Sub Corp. (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on May 31, 2016 (SEC File No. 001- 32532), and incorporated herein by reference).

4.1
Indenture dated as of July 20, 2016, among Valvoline Finco Two LLC, Ashland Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Ashland's Form 8-K filed on July 20, 2016 (SEC File No. 001-32532), and incorporated herein by reference).

10.1
Amendment No. 1, dated as of July 8, 2016, to the Credit Agreement, dated as of June 23, 2015, among Ashland Inc., The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, and the Lenders from time to time party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on July 11, 2016 (SEC File No. 001-32532), and incorporated herein by reference).

10.2
Credit Agreement dated as of July 11, 2016, among Valvoline Finco One LLC, as Initial Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on July 11, 2016 (SEC File No. 001-32532), and incorporated herein by reference).

10.3
Form of Inducement Restricted Stock Award Agreement entered into between Ashland and Mary Meixelsperger (filed as Exhibit 4.3 to Ashland's Registration Statement on Form S-8 filed on June 20, 2016 (SEC File No. 333-212127), and incorporated herein by reference).

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
*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2016 and June 30, 2015; (ii) Condensed Consolidated Balance Sheets at June 30, 2016 and September 30, 2015; (iii) Statements of Consolidated Stockholders’ Equity at June 30, 2016; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2016 and June 30, 2015; and (v) Notes to Condensed Consolidated Financial Statements.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
August 8, 2016	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

(a) Exhibits
2.1
Agreement and Plan of Merger dated May 31, 2016, by and among Ashland Inc., Ashland Global Holdings Inc. and Ashland Merger Sub Corp. (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on May 31, 2016 (SEC File No. 001- 32532), and incorporated herein by reference).

4.1
Indenture dated as of July 20, 2016, among Valvoline Finco Two LLC, Ashland Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Ashland's Form 8-K filed on July 20, 2016 (SEC File No. 001-32532), and incorporated herein by reference).

10.1
Amendment No. 1, dated as of July 8, 2016, to the Credit Agreement, dated as of June 23, 2015, among Ashland Inc., The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, and the Lenders from time to time party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on July 11, 2016 (SEC File No. 001-32532), and incorporated herein by reference).

10.2
Credit Agreement dated as of July 11, 2016, among Valvoline Finco One LLC, as Initial Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on July 11, 2016 (SEC File No. 001-32532), and incorporated herein by reference).

10.3
Form of Inducement Restricted Stock Award Agreement entered into between Ashland and Mary Meixelsperger (filed as Exhibit 4.3 to Ashland's Registration Statement on Form S-8 filed on June 20, 2016 (SEC File No. 333-212127), and incorporated herein by reference).

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